Form 10-Q
period 2015-06-30
Seres Therapeutics, Inc.
filed 2015-08-10
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-37465

Seres Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-4326290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

215 First Street Cambridge, MA	02142
(Address of principal executive offices)	(Zip Code)

(617) 945-9626

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 7, 2015 there were 38,963,640 shares of Common Stock, $0.001 par value per share, outstanding.

Seres Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the following:

•	our status as a development-stage company and our expectation to incur losses in the future;

•	our future capital needs and our need to raise additional funds;

•	our ability to build a pipeline of product candidates and develop and commercialize drugs;

•	our unproven approach to therapeutic intervention;

•	our ability to enroll patients in clinical trials, timely and successfully complete those trials and receive necessary regulatory approvals;

•	our ability to establish our own manufacturing facilities and to receive or manufacture sufficient quantities of our product candidates;

•	our ability to protect and enforce our intellectual property rights;

•	federal, state, and foreign regulatory requirements, including FDA regulation of our product candidates;

•	our ability to obtain and retain key executives and attract and retain qualified personnel; and

•	our ability to successfully manage our growth.

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.

You should read this Quarterly Report and the documents that we reference in this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

Part I – Financial Information

SERES THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$36,338	$114,185
Investments	55,438	—
Prepaid expenses and other current assets	2,288	58

Total current assets	94,064	114,243
Property and equipment, net	3,319	1,264
Restricted cash	139	139
Deferred offering costs	3,748	1,684
Deferred financing costs	11	15

Total assets	$101,281	$117,345

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	1,688	2,166
Accrued expenses and other current liabilities	2,753	1,737
Notes payable, current portion	1,200	1,200

Total current liabilities	5,641	5,103
Notes payable, net of discount	727	1,304
Preferred stock warrant liability	—	1,582

Total liabilities	6,368	7,989

Commitments and contingencies
Convertible preferred stock (Series A, A-2, B, C, D and D-1), $0.001 par value; 24,348,003 shares authorized at June 30, 2015 and December 31, 2014, respectively; 0 and 22,866,987 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively; aggregate liquidation preference of $0 and $139,992 at June 30, 2015 and December 31, 2014, respectively	—	136,077
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 65,000,000 and 38,000,000 shares authorized at June 30, 2015 and December 31, 2014, respectively; 30,416,627 and 6,890,250 shares issued and outstanding at June 30, 2015 and December 31, 2014 , respectively	31	7
Additional paid-in capital	143,217	1,104
Accumulated other comprehensive income	23	—
Accumulated deficit	(48,358)	(27,832)

Total stockholders’ equity (deficit)	94,913	(26,721)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$101,281	$117,345

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	—	—	—	—

Operating expenses:
Research and development expenses	$8,784	$2,160	$14,345	$3,192
General and administrative expenses	3,556	458	6,162	1,098

Total operating expenses	12,340	2,618	20,507	4,290

Loss from operations	(12,340)	(2,618)	(20,507)	(4,290)

Other income (expense):
Interest income (expense), net	5	(56)	(12)	(93)
Revaluation of preferred stock warrant liability	(220)	(3)	(7)	17

Total other income (expense), net	(215)	(59)	(19)	(76)

Net loss	$(12,555)	$(2,677)	$(20,526)	$(4,366)
Accretion of convertible preferred stock to redemption value	—	(325)	—	(558)

Net loss attributable to common stockholders	(12,555)	(3,002)	(20,526)	(4,924)

Net loss per share attributable to common stockholders, basic and diluted	$(1.45)	$(0.45)	$(2.64)	$(0.73)

Weighted average common shares outstanding, basic and diluted	8,640,218	6,725,625	7,777,679	6,706,392

Other comprehensive income:
Unrealized gain (loss) on investments, net of tax of $0	(8)	—	23	—

Total other comprehensive income	(8)	—	23	—

Comprehensive loss	$(12,563)	$(2,677)	$(20,503)	$(4,366)

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands, except share data)

	Series A, A-2, B, C, D and D-1 Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Par Value
Balance at December 31, 2014	22,866,987	$136,077	6,890,250	$7	$1,104	$(27,832)	$—	$(26,721)
Series D convertible preferred stock issuance costs	—	(24)	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	204,845	—	90	—	—	90
Issuance of common stock upon exercise of common stock warrant	—	—	454,545	1	4	—	—	5
Stock-based compensation expense	—	—	—	—	4,400	—	—	4,400
Reclassification of preferred stock warrant liability	—	—	—	—	1,589	—	—	1,589
Conversion of convertible preferred stock upon listing of the Company’s common stock on the NASDAQ	(22,866,987)	(136,053)	22,866,987	23	136,030	—	—	136,053
Unrealized gain on investments	—	—	—	—	—	—	23	23
Net loss	—	—	—	—	—	(20,526)	—	(20,526)

Balance at June 30, 2015	—	$—	30,416,627	$31	$143,217	$(48,358)	$23	$94,913

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(20,526)	$(4,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,400	97
Depreciation and amortization expense	212	66
(Gain) loss from revaluation of preferred stock warrant liability	7	(17)
Licensing fees paid in common stock warrant	—	317
Non-cash interest expense	141	35
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,230)	6
Accounts payable	(141)	124
Accrued expenses and other current liabilities	141	239

Net cash used in operating activities	(17,996)	(3,499)

Cash flows from investing activities:
Purchases of property and equipment	(1,649)	(312)
Purchases of investments	(64,250)	—
Maturities of investments	8,725	—
Changes in restricted cash	—	(102)

Net cash used in investing activities	(57,174)	(414)

Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	(24)	10,558
Proceeds from issuance of notes payable	—	1,500
Proceeds from exercise of stock options and common stock warrants	95	—
Repayment of notes payable	(600)	—
Payments of initial public offering costs	(2,148)	—

Net cash (used in) provided by financing activities	(2,677)	12,058

Net (decrease) increase in cash and cash equivalents	(77,847)	8,145
Cash and cash equivalents at beginning of period	114,185	1,654

Cash and cash equivalents at end of period	$36,338	$9,799

Supplemental disclosure of cash flow information:
Cash paid for interest	$75	$51
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock upon listing of the Company’s common stock on the NASDAQ	$136,053	$—
Accretion of convertible preferred stock to redemption value	$—	$558
Deferred offering costs included in accounts payable and accrued expenses	$780	$—
Property and equipment purchases included in accounts payable and accrued expenses	$718	$4

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(Unaudited)

1.	Nature of the Business and Basis of Presentation

Seres Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in October 2010 under the name Newco LS21, Inc. In October 2011, the company changed its name to Seres Health, Inc., and in May 2015, the company changed its name to Seres Therapeutics, Inc. The Company is a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to restore health by repairing the function of a dysbiotic microbiome. The Company’s lead product candidate, SER-109, is intended to prevent further recurrences of Clostridium difficile infection (“CDI”), a debilitating infection of the colon, and, if approved by the FDA, could be a first-in-field drug. Using its microbiome therapeutics platform, the Company is developing additional product candidates, including SER-262 to prevent an initial recurrence of primary CDI and other product candidates to treat inflammatory bowel disease, including ulcerative colitis, and enteric pathogens, such as antibiotic-resistant bacteria. The Company is also conducting research on metabolic diseases, such as early-stage, non-insulin dependent diabetes; other inflammatory diseases, such as Crohn’s disease; and infections related to antibiotic use, cancer chemotherapy and immune suppression.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. Product candidates currently under development will require significant additional research and development efforts, including extensive pre-clinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance-reporting capabilities.

The Company’s product candidates are in development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants.

On July 1, 2015, the Company completed an initial public offering (“IPO”) of its common stock, and issued and sold 8,545,138 shares of common stock at a price to the public of $18.00 per share, resulting in net proceeds of approximately $139,304 after deducting underwriting discounts and commissions and estimated offering expenses. The shares issued upon closing of the IPO included 1,114,583 shares of the Company’s common stock, which were sold to the underwriters pursuant to the full exercise of their option to purchase additional shares of common stock. Upon the listing of the Company’s common stock on the NASDAQ Global Select Market (“NASDAQ”) on June 26, 2015, all outstanding shares of the Company’s convertible preferred stock automatically converted into 22,866,987 shares of the Company’s common stock. In addition, at this time, the warrant to purchase shares of the Company’s Series A-2 convertible preferred stock was converted into a warrant to purchase shares of the Company’s common stock.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements as of June 30, 2015 and for the three months and six months ended June 30, 2015 and 2014 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2014 included in the Company’s final prospectus filed under the Securities Act of 1933, as amended, with the SEC pursuant to Rule 424(b)(4) on June 26, 2015.

The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of June 30, 2015 and consolidated results of operations for the three and six months ended June 30, 2015 and 2014 and its cash flows for the six months ended June 30, 2015 and 2014. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2015.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, the accrual of research and development expenses and the valuation of stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, corporate bonds and commercial paper purchased with original maturities of less than 90 days from the date of purchase, are stated at fair value.

Restricted Cash

The Company held cash of $139 as of June 30, 2015 and December 31, 2014 in a separate restricted bank account as a security deposit for the lease of the Company’s facilities and as collateral for the Company’s credit card program with Comerica Bank. The Company has classified these deposits as long-term restricted cash on its balance sheet.

Investments

The Company classifies its available-for-sale investments as current assets on the consolidated balance sheet if they mature within one year from the balance sheet date.

The Company classifies all of its investments as available-for-sale securities. The Company’s investments are measured and reported at fair value using quoted prices in active markets for similar securities. Unrealized gains and losses on available-for-sale securities are reported as a separate component of stockholders’ equity (deficit). The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense) within the consolidated statement of operations and comprehensive loss. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary’, the Company reduces the investment to fair value through a charge to the consolidated statement of operations and comprehensive loss. No such adjustments were necessary during the periods presented.

Concentration of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and investments. The Company has all cash, cash equivalents and investments balances at one accredited financial institution, in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company is dependent on third-party manufacturers to supply products for research and development activities of its programs, including pre-clinical and clinical testing. These programs could be adversely affected by a significant interruption in the supply of such drug substance products.

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The Company’s cash equivalents, investments and preferred stock warrant liability are carried at fair value, determined according to the fair value hierarchy described above. The carrying values of the Company’s accounts payable and accrued expenses approximate their fair value due to the short-term nature of these liabilities. The carrying value of the Company’s outstanding debt as of June 30, 2015 and December 31, 2014 approximates fair value based on the variable interest rate for the borrowings outstanding as well as the short duration of the term of the note. The fair value of the outstanding debt was estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk, which represents a Level 3 measurement.

The following table presents information about the Company’s assets and liabilities as of June 30, 2015 and December 31, 2014 that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2015 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$—	$16,750	$—	$16,750
Investments:
Corporate Bonds	$—	$16,939	$—	$16,939
Commercial Paper	—	35,499	—	35,499
Government Secrurities	—	3,000	—	3,000

	$—	$72,188	$—	$72,188

	Fair Value Measurements as of December 31, 2014 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for preferred stock warrant	$—	$—	$1,582	$1,582

	$—	$—	$1,582	$1,582

As of June 30, 2015, the Company’s cash equivalents, which were invested in money market funds, corporate bonds and commercial paper with original maturities of less than 90 days from the date of purchase, were valued based on Level 2 inputs. The fair values of the Company’s investments, which consisted of corporate bonds, commercial paper and government securities as of June 30, 2015, were determined using Level 2 inputs. During the three and six months ended June 30, 2015 and 2014, there were no transfers between Level 1, Level 2 and Level 3.

The liability for the preferred stock warrant in the amount of $1,582 in the table above as of December 31, 2014 is comprised of the values of a warrant for the purchase of Series A-2 convertible preferred stock and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. There were no other assets or liabilities measured at a fair value on a recurring basis at June 30, 2015 or December 31, 2014.

In connection with the automatic conversion of the Company’s convertible preferred stock, which occurred upon the listing of the Company’s common stock on the NASDAQ on June 26, 2015, the preferred stock warrant became a warrant to purchase common stock and the liability was remeasured at fair value and reclassified to additional paid-in capital. The fair value of the preferred stock warrant liability at that time was tied to the initial offering price of $18.00 per share of common stock.

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs (non-current) until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the financing. As of June 30, 2015 and December 31, 2014 the Company had recorded $3,748 and $1,684, respectively, of deferred offering costs in contemplation of the IPO. On July 1, 2015, the Company reclassified $3,748 of deferred offering costs to additional paid in capital as a reduction of the proceeds from the IPO.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the useful life of the asset. Laboratory equipment is depreciated over five years. Computer equipment and furniture and office equipment are depreciated over three years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Expenditures for repairs and maintenance of assets are charged to expense as incurred. Upon retirement or sale, the cost and related accumulated depreciation of assets disposed of are removed from the accounts and any resulting gain or loss is included in loss from operations.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. To date, the Company has not recorded any impairment losses on long-lived assets.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses include salaries, stock-based compensation and benefits of employees, third-party license fees and other operational costs related to the Company’s research and development activities, including allocated facility-related expenses and external costs of outside vendors engaged to conduct both pre-clinical studies and clinical trials.

Research Contract Costs and Accruals

The Company has entered into various research and development contracts with research institutions and other companies. These agreements are generally cancelable, and related payments are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Accounting for Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognizes compensation expense of those awards, net of estimated forfeitures, over the requisite service period, which is generally the vesting period of the respective award. Generally, the Company issues stock options and restricted stock awards with only service-based vesting conditions and records the expense for these awards using the straight-line method.

The Company measures stock-based awards granted to consultants and non-employees based on the fair value of the award on the date on which the related service is complete. Compensation expense is recognized over the period during which services are rendered by such consultants and non-employees until completed. At the end of each financial reporting period prior to completion of the service, the fair value of these awards is re-measured using the then-current fair value of the Company’s common stock and updated assumption inputs in the Black-Scholes option-pricing model.

The Company classifies stock-based compensation expense in its consolidated statement of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified.

The Company recognizes compensation expense for only the portion of awards that are expected to vest. In developing a forfeiture rate estimate, the Company has considered its historical experience to estimate pre-vesting forfeitures for service-based awards. The impact of a forfeiture rate adjustment will be recognized in full in the period of adjustment, and if the actual forfeiture rate is materially different from the Company’s estimate, the Company may be required to record adjustments to stock-based compensation expense in future periods.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Warrant to Purchase Convertible Preferred Stock

The Company classified a warrant to purchase shares of its Series A-2 convertible preferred stock as a liability on its consolidated balance sheets as this warrant was a free-standing financial instrument that could have required the Company to transfer assets upon exercise. The warrant was initially recorded at fair value on the date of grant, and it was subsequently remeasured to fair value at each balance sheet date. Changes in fair value of the warrant were recognized as a component of other income (expense), net in the consolidated statement of operations and comprehensive loss.

In connection with the automatic conversion of the Company’s convertible preferred stock, which occurred upon the listing of the Company’s common stock on the NASDAQ on June 26, 2015, the preferred stock warrant became a warrant to purchase common stock. The Company performed the final mark to market adjustment on the preferred stock warrant using the fair value of the underlying common shares of $18.00 per share on June 26, 2015 and recorded the change in fair value in other income (expense), net in the consolidated statement of operations and comprehensive loss. The preferred stock warrant liability was then reclassified to additional paid-in-capital as it became a warrant to purchase common stock.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on developing Ecobiotic microbiome therapeutics to treat dysbiosis in the colonic microbiome. No revenue has been generated since inception, and all tangible assets are held in the United States.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the three and six months ended June 30, 2015, other comprehensive income (loss) consisted of changes in unrealized gains (losses) from available-for-sale investments. There was no difference between net loss and comprehensive loss for the three and six months ended June 30, 2014.

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options and warrants and unvested restricted stock. The Company applies the two-class method to calculate its basic and diluted net loss per share attributable to common stockholders, as its convertible preferred stock and common stock are participating securities. The two-

class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method does not impact the net loss per share of common stock as the Company was in a net loss position for each of the periods presented and preferred stockholders do not participate in losses.

The Company’s convertible preferred stock contractually entitled the holders of such shares to participate in dividends but did not contractually require the holders of such shares to participate in losses of the Company. Similarly, restricted stock awards granted by the Company entitle the holder of such awards to dividends declared or paid by the board of directors, regardless of whether such awards are unvested, as if such shares were outstanding common shares at the time of the dividend. However, the unvested restricted stock awards are not entitled to share in the residual net assets (deficit) of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Six Months Ended June 30,
	2015	2014
Stock options to purchase common stock	4,809,621	1,261,836
Unvested restricted common stock	1,250	103,750
Warrants for the purchase of convertible preferred stock	—	92,127
Warrants for the purchase of common stock	92,127	738,635
Convertible preferred stock (as converted to common stock)	—	15,309,548

	4,902,998	17,505,896

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In July 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The new standard will be effective for us on January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. We are currently evaluating the method of adoption and the potential impact that Topic 606 may have on our financial position and results of operations.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The amendments in this update require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of this standard, but believes its adoption will not have a material impact on its financial statements.

3.	Investments

As of June 30, 2015, the fair value of available-for-sale investments by type of security was as follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate bonds	$16,941	$—	$(2)	$16,939
Commercial paper	35,473	26	—	35,499
Government securities	3,001	—	(1)	3,000

	$55,415	$26	$(3)	$55,438

Investments with original maturities of less than 90 days are included in cash and cash equivalents on the consolidated balance sheets and are not included in the table above. The Company did not hold any investments as of December 31, 2014.

As of June 30, 2015, the Company’s corporate bonds, commercial paper and government securities had remaining maturities of less than 12 months.

4.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2015	December 31, 2014
Laboratory equipment	$1,898	$1,260
Computer equipment	115	115
Furniture and office equipment	173	58
Leasehold improvements	114	114
Construction in progress	1,514	—

	3,814	1,547
Less: Accumulated depreciation and amortization	(495)	(283)

	$3,319	$1,264

Construction in progress at June 30, 2015 was comprised primarily of leasehold improvements and laboratory equipment purchased in connection with the build-out of laboratory space in one of our Cambridge, Massachusetts facilities.

Depreciation and amortization expense was $119, $212, $36 and $66 for the three and six months ended June 30, 2015 and 2014, respectively.

5.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2015	December 31, 2014
Development and manufacturing costs	$558	$598
Payroll and payroll-related costs	906	547
Professional fees	772	314
Facility and other	517	278

	$2,753	$1,737

6.	Notes Payable

On September 9, 2013, the Company entered into a loan and security agreement with Comerica Bank (“Comerica”), as amended on December 22, 2014, which provided for borrowings of up to $3,000 through August 2014. On September 9, 2013, the Company received $1,000 from borrowings under the agreement, and from March to August 2014, the Company received $2,000 from additional borrowings under the agreement. Through December 31, 2014, the Company borrowed the full $3,000 available under the loan and security agreement and had made $1,000 of scheduled principal repayments. During the six months ended June 30, 2015, the Company made $600 of scheduled principal repayments. Borrowings under the loan and security agreement are collateralized by substantially all of the Company’s assets, except for its intellectual property.

In accordance with the terms of the loan and security agreement, the Company is obligated to make monthly, interest-only payments on any term loans funded under the agreement until August 1, 2014. Thereafter, the Company is obligated to pay 30 consecutive, equal monthly installments of principal and interest from September 1, 2014 through February 1, 2017, the maturity date. Term loans under the loan and security agreement bear interest at an annual rate equal to 3.0% plus the greater of (1) the bank’s prime rate and (2) the LIBOR rate plus 2.5%. As of June 30, 2015, the greater rate was 6.25%. In addition, a final payment of $60 is due upon the earlier of the maturity date, acceleration of the term loans or prepayment of all or part of the term loans. That amount is being recorded as additional interest expense over the term of the loan and security agreement, using the effective interest method.

Accretion of the debt discount recorded as additional interest expense was $12, $23, $16 and $33 for the three and six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and December 31, 2014, the unamortized debt discount was $73 and $96, respectively. The debt discount, which also reflected $26 of fees paid to the lender, is being accreted to the carrying value of the debt, using the effective interest method.

There are no financial covenants associated with the loan and security agreement; however, there are negative covenants restricting the Company’s activities, including limitations on dispositions, mergers or acquisitions, encumbering or granting a security interest in its intellectual property, incurring indebtedness or liens, paying dividends, making certain investments and engaging in certain other business transactions. The obligations under the loan and security agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company’s business, operations or financial or other condition.

As of June 30, 2015, annual principal repayment requirements under the loan and security agreement were $1,200 during each of the years ending December 31, 2015 and 2016, and $200 during the year ending December 31, 2017.

7.	Preferred Stock Warrant Liability

In September 2013, the Company issued a warrant to purchase 92,127 shares of Series A-2 convertible preferred stock in connection with its loan and security agreement. The warrant was immediately exercisable at an exercise price of $1.78 per share and has a contractual term of ten years from issuance. The fair value of the warrant at issuance was estimated to be $156 and was recorded as a debt discount and as a preferred stock warrant liability.

The Company classified the warrant to purchase shares of its Series A-2 convertible preferred stock as a liability on its consolidated balance sheets and subsequently re-measured to fair value at each balance sheet date. Changes in fair value of the warrant were recognized as a component of other income (expense), net, in the consolidated statement of operations and comprehensive loss.

The Company recorded losses of $220, $7 and $3 for the three and six months ended June 30, 2015 and the three months ended June 30, 2014, respectively, and a gain of $17 for the six months ended June 30, 2014 to reflect the change in fair value of this preferred stock warrant.

The following assumptions and inputs were used in determining the fair value of the preferred stock warrant liability valued using the Black-Scholes option-pricing model:

	Six Months Ended June 30,
	2015	2014
Risk-free interest rate	2.40%	2.56%
Expected term (in years)	8.2	9.2
Expected volatility	91.2%	86.0%
Expected dividend yield	0%	0%
Fair value of Series A-2 convertible preferred stock	$17.26	$1.59

The following table provides a rollforward of the fair value of the Company’s preferred stock warrant liability:

Balance as of December 31, 2014	$1,582
Loss on revaluation	7
Reclassification to stockholders’ equity	(1,589)

Balance as of June 30, 2015	$—

In connection with the automatic conversion of the Company’s convertible preferred stock, which occurred upon the listing of the Company’s common stock on the NASDAQ on June 26, 2015, the preferred stock warrant became a warrant to purchase common stock. The Company performed the final mark to market adjustment on the preferred stock warrant using the fair value of the underlying common shares of $18.00 per share on June 26, 2015 and recorded the change in fair value in other income (expense), net in the consolidated statement of operations and comprehensive loss. The preferred stock warrant liability was then reclassified to additional paid-in-capital as it became a warrant to purchase common stock.

8.	Convertible Preferred Stock

As of June 30, 2015, the Company’s Amended and Restated Certificate of Incorporation, as further amended, authorized the Company to issue 24,348,003 shares of preferred stock, $0.001 par value per share. On July 1, 2015, in connection with the closing of the IPO, the Company effected its Restated Certificate of Incorporation, which authorizes the Company to issue 10,000,000 shares of preferred stock, $0.001 par value per share.

All outstanding shares of the Company’s convertible preferred stock automatically converted into 22,866,987 shares of the Company’s common stock upon the listing of the Company’s common stock on the NASDAQ on June 26, 2015.

9.	Stockholders’ Equity

Common Stock

On July 1, 2015, the Company completed an IPO, and issued and sold 8,545,138 shares of common stock at a public offering price of $18.00 per share, resulting in net proceeds of approximately $139,304 after deducting underwriting discounts and commissions and other offering expenses totaling $3,748. The shares issued upon closing of the IPO included 1,114,583 shares of the Company’s common stock, which were sold to the underwriters pursuant to the full exercise of their option to purchase additional shares of common stock. Upon the listing of the Company’s common stock on the NASDAQ on June 26, 2015, all outstanding shares of the Company’s convertible preferred stock automatically converted into 22,866,987 shares of the Company’s common stock.

As of June 30, 2015 and December 31, 2014, the Company’s Amended and Restated Certificate of Incorporation, as further amended, authorized the Company to issue 65,000,000 and 38,000,000 shares, respectively, of common stock, $0.001 par value per share. On July 1, 2015, in connection with the closing of the IPO, the Company effected its Restated Certificate of Incorporation, which authorizes the Company to issue 200,000,000 shares of common stock, $0.001 par value per share.

Common Stock Warrant

In June 2014, the Company entered into a research agreement with the Mayo Foundation for Medical Education and Research (“Mayo”) under which the Company acquired a license to intellectual property. In exchange for the license, the Company issued to Mayo a warrant to purchase 454,545 shares of common stock at an exercise price of $0.01 per share, which was immediately exercisable. Upon issuance of the warrant, the Company recorded research and development expense of $317 for the fair value of the warrant, determined using the following assumptions in the Black-Scholes option-pricing model: expected volatility of 86.0%, risk-free interest rate of 2.3%, expected term of seven years (equaling the contractual term of the warrant) and no expected dividends. Because this warrant was indexed to the Company’s stock and could only be settled by gross physical delivery of shares or net share settlement, the Company determined that this warrant qualifies for equity classification. This warrant was exercised on April 29, 2015.

The Company also issued to Mayo an additional warrant (the “performance warrant”) to purchase up to 284,090 shares of common stock at an exercise price equal to the per share price at which the Company most recently sold shares of its preferred stock, which was $18.00 as of June 30, 2015 and December 31, 2014. The performance warrant was exercisable for a number of shares to be determined by the Company’s board of directors from time to time, upon the achievement by Mayo of specified milestones related. The performance warrant provided for termination upon the closing of an initial public offering by the Company. The IPO closed prior to any probable achievement of the specified milestones, therefore, the warrant terminated and the Company did not record any expense for the performance warrant from the date of issuance through June 30, 2015.

2012 Stock Incentive Plan

The Company’s 2012 Stock Incentive Plan, as amended, (the “2012 Plan”) provides for the Company to sell or issue common stock or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company. The 2012 Plan is administered by the board of directors, or at the discretion of the board of directors, by a committee of the board. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or their committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the share of common stock on the date of grant and the term of stock option may not be greater than ten years. The Company generally grants stock-based awards with service conditions only (“service-based” awards). Stock options granted generally vest over four years and expire after ten years, although options have been granted with vesting terms less than four years.

2015 Incentive Award Plan

On June 16, 2015, the Company’s stockholders approved the 2015 Incentive Award Plan (the “2015 Plan”), which became effective on June 25, 2015. The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan is the sum of (i) 2,200,000 shares of common stock and (ii) the number of shares subject to awards outstanding under the 2012 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2015 Plan. In addition, the number of shares of common stock that may be issued under the 2015 Plan is subject to increase on the first day of each calendar year, beginning in 2016 and ending in 2025, equal to the lesser of (i) 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding applicable calendar year and (ii) an amount determined by the Company’s board of directors.

2015 Employee Stock Purchase Plan

On June 16, 2015, the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 25, 2015. A total of 365,000 shares of common stock were reserved for issuance under the ESPP. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each calendar year, beginning in 2016 and ending in 2025, by an amount equal to the least of (i) 400,000 shares, (ii) 1% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (iii) an amount determined by the Company’s board of directors.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2014	3,579,342	$1.38	9.21	$59,498
Granted	1,486,624	17.44
Exercised	(204,845)	0.44
Forfeited	(51,500)	1.62

Outstanding as of June 30, 2015	4,809,621	$6.38	9.13	$168,916

Options exercisable as of June 30, 2015	1,072,686	$0.56	8.48	$43,917

Options vested and expected to vest as of June 30, 2015	4,809,621	$6.38	9.13	$168,916

The weighted average grant-date fair value of stock options granted during the three and six months ended June 30, 2015 was $13.40 and $12.18 per share.

During the six months ended June 30, 2015, the Company granted performance-based stock options to employees for the purchase of an aggregate of 30,000 shares of common stock with a grant date fair value of $12.89 per share. These stock options are exercisable only upon achievement of specified performance targets. As of June 30, 2015, none of these options were exercisable because none of the specified performance targets had been achieved. Because achievement of the specified performance targets was not deemed probable as of June 30, 2015, the Company did not record any expense for these stock options from the dates of issuance through June 30, 2015.

As of June 30, 2015, there were outstanding unvested service-based stock options held by non-employees for the purchase of 56,563 shares of common stock.

Restricted Common Stock

The Company has granted restricted common stock with time-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award. The table below summarizes the Company’s restricted stock activity since December 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted common stock as of December 31, 2014	52,500	$0.001
Vested	(51,250)	$0.001

Unvested restricted common stock as of June 30, 2015	1,250	$0.001

Stock-based Compensation Expense

The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories of its consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development expenses	$1,891	$40	$2,514	$72
General and administrative expenses	1,182	12	1,886	25

	$3,073	$52	$4,400	$97

10.	Income Taxes

The Company did not provide for any income taxes in any of the three or six month periods ended June 30, 2015 or 2014.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of ASC 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at June 30, 2015 and December 31, 2014.

As of June 30, 2015 and December 31, 2014, the Company had no accrued interest or tax penalties recorded. The Company files income tax returns in the U.S. and various state jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended 2011 through 2014. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated my still be adjusted upon examination by the Internal Revenue Service or state tax authorizes to the extent it is utilized in a future period. There are no currently ongoing or pending examinations in any jurisdictions.

11.	Commitments and Contingencies

Leases

The Company leases office and laboratory space under an operating lease agreement. The lease expires in January 2018 with no extension periods. The Company has a right of expansion over the term as additional space becomes available but not an obligation. On February 13, 2015, the Company entered into a sublease for office space with a term expiring in February 2016. On April 1, 2015, the Company entered into a lease for additional office and laboratory space with a term expiring in April 2020.

During the three and six months ended June 30, 2015 and 2014, the Company recognized $354, $540, $183 and $225, respectively, of rental expense related to office and laboratory space.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2014 or June 30, 2015.

12.	Related Party Transactions

In October 2010, the Company entered into a services agreement with Flagship Ventures Management, Inc., an affiliate of one of its stockholders, Flagship Venture Funds, to provide general and administrative services to the Company, including the employer portions of employee health and dental benefit plans for Seres Therapeutics employees and consulting services. The Company made payments under the agreement of $131, $249 , $115 and $261 during the three and six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there were no amounts due to Flagship Ventures Management, Inc. related to the services agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described, in or implied, by these forward-looking statements.

Overview

We are a microbiome therapeutics platform company developing a novel class of biological drugs, which are intended to treat disease by restoring the function of a dysbiotic microbiome. Our lead product candidate, SER-109, is designed to prevent further recurrences of Clostridium difficile infection, or CDI, a debilitating infection of the colon, by treating the dysbiosis of the colonic microbiome and, if approved by the FDA, could be a first-in-field drug. Using our microbiome therapeutics platform, we are developing additional product candidates, including SER-262 to prevent an initial recurrence of primary CDI, SER-287 to treat inflammatory bowel disease, or IBD, including ulcerative colitis, and SER-155 to treat enteric pathogens, such as antibiotic-resistant bacteria. We are also conducting research on metabolic diseases, such as early-stage, non-insulin dependent diabetes; other forms of inflammatory bowel disease, such as Crohn’s disease; and infections related to antibiotic use, cancer chemotherapy and immune suppression.

Since our inception in October 2010, we have devoted substantially all of our resources to developing SER-109, researching SER-262 and SER-287, building our intellectual property portfolio, developing our supply chain, business planning, raising capital and providing general and administrative support for these operations. From our inception through June 30, 2015, we have financed our operations through private placements of our convertible preferred stock, the issuance of convertible promissory notes and borrowings under a loan and security agreement, as amended, with Comerica Bank, or the loan and security agreement. Through June 30, 2015, we had received gross proceeds of $137.0 million from such transactions and we had repaid $1.0 million of the total $3.0 million borrowed under the loan and security agreement.

On July 1, 2015, we completed an initial public offering, or IPO, of our common stock, and issued and sold 8.5 million shares of common stock at a public offering price of $18.00 per share, resulting in net proceeds of approximately $139.3 million after deducting underwriting discounts and commissions and estimated offering expenses. Upon the listing of our common stock on The NASDAQ Global Select Market, or NASDAQ, on June 26, 2015, all outstanding shares of the Company’s convertible preferred stock automatically converted into 22.9 million shares of the Company’s common stock. The shares issued upon closing of the IPO included 1.1 million shares of the Company’s common stock, pursuant to the underwriters’ full exercise of their option to purchase additional shares of common stock.

We are a development stage company and have not generated any revenue. All of our product candidates other than SER-109 are still in pre-clinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss was $16.7 million for the year ended December 31, 2014 and $12.6 million, $20.5 million, $2.7 million and $4.4 million for the three and six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, we had an accumulated deficit of $48.4 million.

We expect that our expenses will increase substantially in connection with our ongoing activities, particularly as we:

•	advance the clinical development of SER-109 for the prevention of further recurrences of CDI in patients suffering from recurrent CDI, through a Phase 2 clinical study;

•	initiate clinical development of SER-262 to be used following antibiotic treatment of primary CDI to prevent an initial recurrence of CDI;

•	initiate Phase 1 clinical development of SER-287 for the treatment of ulcerative colitis, a form of inflammatory bowel disease;

•	conduct research and continue pre-clinical development of additional Ecobiotic microbiome therapeutics, including SER-155 for the treatment of antibiotic-resistant bacteria;

•	make strategic investments in manufacturing capabilities, including potentially planning and building a commercial manufacturing facility;

•	maintain our current intellectual property portfolio and opportunistically acquire complementary intellectual property; and

•	seek to obtain regulatory approvals for our product candidates.

In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company.

As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

We expect that our existing cash, cash equivalents and investments, together with anticipated net proceeds from the initial public offering, will enable us to fund our operating expenses and capital expenditure requirements through at least the first half of 2017. See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Operating Expenses

Our operating expenses since inception have consisted primarily of research and development activities and general and administrative costs.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, which include:

•	expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct research, pre-clinical activities and clinical trials on our behalf as well as contract manufacturing organizations, or CMOs, that manufacture drug products for use in our pre-clinical and clinical trials;

•	salaries, benefits and other related costs, including stock-based compensation expense, for personnel in our research and development functions;

•	costs of outside consultants, including their fees, stock-based compensation and related travel expenses;

•	the cost of laboratory supplies and acquiring, developing and manufacturing pre-clinical study and clinical trial materials;

•	costs related to compliance with regulatory requirements; and

•	facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors and our clinical investigative sites. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses.

Our primary focus of research and development since inception has been on our microbiome therapeutics platform and the subsequent development of SER-109 and SER-262. Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to investigators, consultants and CROs in connection with our pre-clinical studies and clinical trials and regulatory fees. We do not allocate employee-related costs and other indirect costs to specific research and development programs because these costs are deployed across multiple product programs under development and, as such, are classified as costs of our microbiome therapeutics platform research, along with external costs directly related to our microbiome therapeutics platform.

The table below summarizes our research and development expenses incurred on our platform and by product development program.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Microbiome therapeutics platform	$4,867	$1,722	$7,181	$2,599
SER-109	3,559	438	6,744	581
SER-262	358	—	420	12

Total research and development expenses	$8,784	$2,160	$14,345	$3,192

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we initiate clinical trials for certain product candidates, including SER-262 and SER-287, continue to discover and develop additional product candidates, including SER-155, and pursue later stages of clinical development of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, corporate and business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support the expected growth in our research and development activities and the potential commercialization of our product candidates. We also expect to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs.

Other Income (Expense), Net

Interest Income (Expense), Net. Interest income (expense), net consists of interest earned on our cash, cash equivalents and investments as well as interest expense incurred on our debt. During the three and six months ended June 30, 2015 and 2014, interest expense consisted of interest at the stated rate on borrowings under our loan and security agreement, amortization of deferred financing costs and interest expense related to the accretion of debt discount associated with (1) the fair value of the preferred stock warrant we issued in connection with the loan and security agreement and (2) a final payment due at maturity and the amortization of debt discount and premiums on our investments.

Revaluation of Preferred Stock Warrant Liability. Revaluation of preferred stock warrant liability consists of the net gain or loss associated with the change in the fair value of our preferred stock warrant liability. In connection with the loan and security agreement, we issued a warrant for the purchase of our Series A-2 convertible preferred stock, which we believe is a financial instrument that may have required a transfer of assets because of the redemption feature of the underlying stock. Therefore, we classified this warrant as a liability that we re-measured to fair value at each reporting period, and we recorded the changes in the fair value as a component of other income (expense), net. Upon the listing of our common stock on the NASDAQ on June 26, 2015, the preferred stock warrant became a warrant to purchase common stock. The Company performed the final mark to market adjustment on the preferred stock warrant using the fair value of the underlying common shares of $18.00 per share on June 26, 2015 and recorded the change in fair value in other income (expense), net in the consolidated statement of operations and comprehensive loss. The preferred stock warrant liability was then reclassified to additional paid-in-capital as it became a warrant to purchase common stock.

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in any of the three or six month periods ended June 30, 2015 or 2014.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. During the three and six months ended June 30, 2015, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our final prospectus for our initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 26, 2015 and the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•	Accrued research and development expenses

•	Stock-based compensation

•	Valuation of the warrant to purchase convertible preferred stock

Accordingly, we believe the policies referenced above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Results of Operations

Comparison of Three Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014
	(in thousands)
Revenue	—	—	—

Operating expenses:
Research and development	$8,784	$2,160	$6,624
General and administrative	3,556	458	3,098

Total operating expenses	12,340	2,618	9,722

Loss from operations	(12,340)	(2,618)	(9,722)

Other income (expense):
Interest income (expense), net	5	(56)	61
Revaluation of preferred stock warrant liability	(220)	(3)	(217)

Total other income (expense), net	(215)	(59)	(156)

Net loss	$(12,555)	$(2,677)	$(9,878)

Research and Development Expenses

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014
	(in thousands)
Microbiome therapeutics platform	$4,867	$1,722	$3,145
SER-109	3,559	438	3,121
SER-262	358	—	358

Total research and development expenses	$8,784	$2,160	$6,624

Research and development expenses were $8.8 million for the three months ended June 30, 2015, compared to $2.2 million for the three months ended June 30, 2014. The increase of $6.6 million was due primarily to the following:

•	an increase of $3.1 million in research expenses related to our microbiome therapeutics platform, due primarily to higher payroll and consultant costs of $2.9 million, which included an increase in stock-based compensation expense of $1.9 million, which was due primarily to an increase in employee headcount and an increase in lab consumables and supplies cost of $0.4 million; these increases were, offset in part by a decrease in license fees of $0.3 million;

•	an increase of $3.1 million in expenses related to our SER-109 program, due primarily to higher clinical trial costs of $2.1 million, higher bioprocess development costs of $0.8 million and higher sequencing costs of $0.2 million; and

•	an increase of $0.4 million in expenses of our SER-262 program in connection with various pre-clinical and development activities related to the program.

We expect that our research and development expenses will continue to increase in the foreseeable future as we initiate clinical trials for certain product candidates, including SER-262 and SER-287, continue to discover and develop additional product candidates, including SER-155, and pursue later stages of clinical development of our product candidates.

General and Administrative Expenses

	Three Months Ended June 30,		Increase (Decrease)
	2015	2014
	(in thousands)
Personnel related (including stock-based compensation)	$2,277	$156	$2,121
Professional fees	790	191	599
Facility-related and other	489	111	378

Total general and administrative expenses	$3,556	$458	$3,098

General and administrative expenses were $3.6 million for the three months ended June 30, 2015, compared to $0.5 million for the three months ended June 30, 2014. The increase of $3.1 million was primarily due to an increase in personnel related costs of $2.1 million, which included an increase of $1.2 million in stock-based compensation, an increase in professional fees of $0.6 million and an increase in facility-related and other costs of $0.4 million. Personnel related costs increased primarily due to the hiring of additional employees from June 30, 2014 to June 30, 2015 to support corporate operations and business development activities, including the hiring of our Chief Financial Officer in November 2014. The increase in professional fees was due to an increase in accounting, audit and legal fees as a result of ongoing business activities. The increase in facility-related and other costs was primarily due to an increase in office-related expenses and rent expense resulting from our new facility that commenced in February 2015.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2015 was an expense of $0.2 million, compared to expense of $0.1 million for the three months ended June 30, 2014. The $0.1 million increase in other expense, net was primarily due to losses recorded to adjust the fair value of our preferred stock warrant liability due to an increase in the fair value of the underlying common stock. In connection with the automatic conversion of our convertible preferred stock, which occurred upon the listing of our common stock on the NASDAQ on June 26, 2015, the preferred stock warrant liability was remeasured at fair value and reclassified to additional paid-in capital.

Results of Operations

Comparison of Six Months Ended June 30, 2015 and 2014

The following table summarizes our results of operations for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014
	(in thousands)
Revenue	—	—	—

Operating expenses:
Research and development	$14,345	$3,192	$11,153
General and administrative	6,162	1,098	5,064

Total operating expenses	20,507	4,290	16,217

Loss from operations	(20,507)	(4,290)	(16,217)

Other income (expense):
Interest income (expense), net	(12)	(93)	81
Revaluation of preferred stock warrant liability	(7)	17	(24)

Total other income (expense), net	(19)	(76)	57

Net loss	$(20,526)	$(4,366)	$(16,160)

Research and Development Expenses

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014
	(in thousands)
Microbiome therapeutics platform	$7,181	$2,599	$4,582
SER-109	6,744	581	6,163
SER-262	420	12	408

Total research and development expenses	$14,345	$3,192	$11,153

Research and development expenses were $14.3 million for the six months ended June 30, 2015, compared to $3.2 for the six months ended June 30, 2014. The increase of $11.1 million was due primarily to the following:

•	an increase of $4.6 million in research expenses related to our microbiome therapeutics platform, due primarily to higher payroll and consultant costs of $4.2 million, which included an increase in stock-based compensation expense of $2.4 million, which was due primarily to an increase in employee headcount and an increase in lab consumables and supplies cost of $0.7 million; these increases were offset in part by a decrease in license fees of $0.3 million;

•	an increase of $6.2 million in expenses related to our SER-109 program, due primarily to higher clinical trial costs of $3.7 million, higher bioprocess development costs of $1.6 million and higher sequencing costs of $0.3 million and other outside services of $0.4 million; and

•	an increase of $0.4 million in expenses of our SER-262 program in connection with various pre-clinical and development activities related to the program.

We expect that our research and development expenses will continue to increase in the foreseeable future as we initiate clinical trials for certain product candidates, including SER-262 and SER-287, continue to discover and develop additional product candidates, including SER-155, and pursue later stages of clinical development of our product candidates.

General and Administrative Expenses

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014
	(in thousands)
Personnel related (including stock-based compensation)	$3,676	$305	$3,371
Professional fees	1,617	630	987
Facility-related and other	869	163	706

Total general and administrative expenses	$6,162	$1,098	$5,064

General and administrative expenses were $6.2 million for the six months ended June 30, 2015, compared to $1.1 million for the six months ended June 30, 2014. The increase of $5.1 million was primarily due to an increase in personnel related costs of $3.4 million, which included an increase of $1.9 million in stock-based compensation, an increase in professional fees of $1.0 million and an increase in facility-related and other costs of $0.7 million. Personnel related costs increased primarily due to the hiring of additional employees from June 30, 2014 to June 30, 2015 to support corporate operations and business development activities, including the hiring of our Chief Executive Officer in June 2014 and our Chief Financial Officer in November 2014. The increase in professional fees was due to an increase in accounting, audit and legal fees as a result of ongoing business activities. The increase in facility-related and other costs was primarily due to an increase in office-related expenses and rent expense resulting from our new facility for that commenced in February 2015.

Other Income (Expense), Net

Other income (expense), net for the six months ended June 30, 2015 was an expense of less than $0.1 million, compared to expense of $0.1 million for the six months ended June 30, 2014. The decrease in other expense, net was primarily due to interest income earned on our invested cash.

Liquidity and Capital Resources

Since our inception, we have not generated any revenue and have incurred recurring net losses. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may obtain from additional financings, research funding, collaborations, contract and grant revenue or other sources.

From our inception through June 30, 2015, we have financed our operations through private placements of our convertible preferred stock, the issuance of convertible promissory notes and borrowings under the loan and security agreement. Through June 30, 2015, we had received gross proceeds of $137.0 million from such transactions and we had repaid $1.0 million of the total $3.0 million borrowed under the loan and security agreement. As of June 30, 2015, we had cash, cash equivalents and investments totaling $91.8 million and an accumulated deficit of $48.4 million.

On September 9, 2013, we entered into the loan and security agreement, which provided for total borrowings of up to $3.0 million. Through June 30, 2015, we had borrowed the full $3.0 million available under the loan and security agreement and had made $1.0 million of scheduled principal repayments. Under the loan and security agreement, we are obligated to make monthly, interest-only payments on any term loans funded under the facility until August 1, 2014 and, thereafter, to pay 30 consecutive, equal monthly installments of principal and interest from September 1, 2014 through February 1, 2017, the maturity date. Term loans under the loan and security agreement bear interest at an annual rate equal to 3.0% plus the greater of (1) the bank’s prime rate and (2) the LIBOR rate plus 2.5% (the greater of which equated to 6.25% at June 30, 2015). In addition, a final payment of $60,000 is due upon the earlier of the maturity date, acceleration of the term loans or prepayment of all or part of the term loans. Borrowings under the loan and security agreement are secured by substantially all of our assets, except for our intellectual property, which is subject to a negative pledge.

On July 1, 2015, we completed the IPO and issued and sold 8.5 million shares of our common stock at a public offering price of $18.00 per share, resulting in net proceeds of approximately $139.3 million after deducting underwriting discounts and commissions and estimated offering expenses. The shares issued upon closing of the IPO included 1.1 million shares of our common stock, which were sold pursuant to the underwriters’ full exercise of their option to purchase additional shares of our common stock. Upon the listing of our common stock on the NASDAQ on June 26, 2015, all outstanding shares of our convertible preferred stock automatically converted into 22.9 million shares of the Company’s common stock.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash used in operating activities	$(17,996)	$(3,499)
Cash used in investing activities	(57,174)	(414)
Cash provided by (used in) financing activities	(2,677)	12,058

Net increase (decrease) in cash and cash equivalents	$(77,847)	$8,145

Operating Activities. During the six months ended June 30, 2015, operating activities used $18.0 million of cash, primarily resulting from our net loss of $20.5 million and cash used from changes in our operating assets and liabilities of $2.2 million partially offset by non-cash charges of $4.8 million. Net cash used for changes in our operating assets and liabilities during the six months ended June 30, 2015 consisted of a $2.2 million increase in prepaid expenses and other current assets and a $0.1 million increase in accrued expenses and other current liabilities, offset in part by an decrease in accounts payable of $0.1 million. The decrease in our accounts payable was due to the timing of payments. The increase in prepaid expenses and other current assets was due primarily to prepayments made for clinical trial activities.

During the six months ended June 30, 2014, operating activities used $3.5 million of cash, primarily resulting from our net loss of $4.4 million, partially offset by non-cash charges of $0.5 million and by cash provided by changes in our operating assets and liabilities of $0.4 million. Net cash provided by changes in our operating assets and liabilities during the six months ended June 30, 2014 consisted primarily of a $0.1 million increase in accounts payable and a $0.2 million increase in accrued expenses and other current liabilities. The increase in accounts payable was due to the timing of vendor invoicing and payments. The increase in our accrued expenses was primarily due to an increase in our accruals for outside services.

Investing Activities. During the six months ended June 30, 2015, we used $57.2 million of cash in investing activities, consisting of purchases of investments of $64.3 million and purchases of property and equipment of $1.7 million. The decrease was partially offset by maturities of investments of $8.7 million.

During the six months ended June 30, 2014, we used $0.4 million of cash in investing activities, consisting of purchases of property and equipment of $0.3 million and an increase in restricted cash of $0.1 million.

Financing Activities. During the six months ended June 30, 2015, net cash used in financing activities was $2.7 million as a result of principal repayments of $0.6 million of borrowings under our loan and security agreement and payments of costs in connection with the IPO of $2.1 million, both of which were partially offset by proceeds from the exercise of stock options and warrants to purchase common stock of $0.1 million

During the six months ended June 30, 2014, net cash provided by financing activities was $12.1 million as a result of net proceeds of $10.6 million received from the issuance of convertible preferred stock and $1.5 million received from borrowings under our loan and security agreement.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to SER-109, which is still in clinical development, and our follow-on therapeutics and other programs. In addition, we expect to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	conduct our Phase 2 clinical study of SER-109, our lead product candidate;

•	continue the research and development of our other product candidates, including commencing clinical trials for SER-262 and SER-287;

•	seek to enhance our microbiome therapeutics platform and discover and develop additional product candidates, including SER-155;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	potentially establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and to support our transition to a public company; and

•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

We expect that our existing cash and cash equivalents, together with the net proceeds from the IPO, which closed on July 1, 2015, will enable us to fund our operating expenses and capital expenditure requirements through at least the first half of 2017. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of SER-109 or our follow-on programs and because the extent to which we may enter into collaborations with third parties for development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements for SER-109 or our other programs will depend on many factors, including:

•	the progress and results of our Phase 2 clinical study of SER-109;

•	the cost of manufacturing clinical supplies of our product candidates;

•	the scope, progress, results and costs of pre-clinical development, laboratory testing and clinical trials for our other product candidates, including SER-287, SER-262 and SER-155;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•	the effect of competing technological and market developments; and

•	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates, although we currently have no commitments or agreements to complete any such transactions.

If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and financial position would be materially adversely affected.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in the final prospectus filed under the Securities Act with the Securities and Exchange Commission pursuant to Rule 424(b)(4) on June 26, 2015.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2015, our cash, cash equivalents and investments consisted of cash, money market accounts and investments in corporate bonds, commercial paper and government securities with remaining maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of June 30, 2015, we had $2.0 million of borrowings outstanding under term loans pursuant to our loan and security agreement with Comerica Bank. These term loans bear interest at an annual rate equal to 3.0% plus the greater of (1) the bank’s prime rate and (2) the LIBOR rate plus 2.5%, thereby exposing us to interest rate risk. Based on the $2.0 million of principal outstanding as of June 30, 2015, an immediate 10% change in the bank’s prime rate or the LIBOR rate would not have a material impact on our debt-related obligations, financial position or results of operations.

Item 4.	Controls and Procedures.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not party to any material legal proceedings.

Item 1A.	Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider carefully the risks described below, together with the other information included or incorporated by reference in this Quarterly Report on Form 10-Q. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline.

Risks Related to Our Financial Position and Need for Additional Capital

We are a development-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $3.1 million for the year ended December 31, 2012, $6.1 million for the year ended December 31, 2013, $16.7 million for the year ended December 31, 2014 and $20.5 million and $4.4 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, we had an accumulated deficit of $48.4 million. To date, we have financed our operations through the initial public offering of our common stock, private placements of our preferred stock, and the issuance of convertible promissory notes and borrowings under our loan and security agreement with Comerica Bank, or the loan and security agreement. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting pre-clinical studies and clinical trials. We are in the early stages of development of our product candidates, which we call Ecobiotic microbiome therapeutics, and we have not completed development of any Ecobiotic microbiome therapeutics or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	conduct our Phase 2 clinical study of SER-109, our lead product candidate;

•	continue the research and development of our other product candidates, including completing pre-clinical studies and commencing clinical trials for SER-262, SER-287 and SER-155;

•	seek to enhance our microbiome therapeutics platform and discover and develop additional product candidates;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	potentially establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and to support our operation as a public company; and

•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing pre-clinical testing and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.

Because of the numerous risks and uncertainties associated with pharmaceutical product and biological development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the U.S. Food and Drug Administration, or FDA, or the

European Medicines Agency, or EMA, or other regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates, our expenses could increase and revenue could be further delayed.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress our value and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations.

We will need additional funding in order to complete development of our product candidates and commercialize our products, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our Phase 2 clinical study of SER-109, and continue to research, develop and initiate clinical trials of SER-262, SER-287 and SER-155 and our other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We expect that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements through at least the first half of 2017. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the progress and results of our Phase 2 clinical study of SER-109;

•	the cost of manufacturing clinical supplies of our product candidates;

•	the scope, progress, results and costs of pre-clinical development, laboratory testing and clinical trials for our other product candidates, including SER-262, SER-287 and SER-155;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•	the effect of competing technological and market developments; and

•	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates, although we currently have no commitments or agreements to complete any such transactions.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or others at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay, or discontinue one or more of our research or development programs or the commercialization of any product candidates, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

Since our inception in October 2010, we have devoted substantially all of our resources to developing SER-109, researching SER-262, building our intellectual property portfolio, developing our supply chain, planning our business, raising capital and providing general and administrative support for these operations. All but one of our product candidates, SER-109, are still in pre-clinical development. We recently completed our Phase 1b/2 clinical study of SER-109, our lead product candidate, and dosed our first patient in a Phase 2 clinical study for this product candidate in May 2015, but have not completed any other clinical trials for this or any other product candidate. We have not yet demonstrated our ability to successfully complete any Phase 2 clinical study or any Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

Risks Related to the Discovery, Development and Regulatory Approval

of Our Product Candidates

We are very early in our development efforts and may not be successful in our efforts to use our microbiome therapeutics platform to build a pipeline of product candidates and develop marketable drugs.

We are using our microbiome therapeutics platform to develop Ecobiotic microbiome therapeutics, with an initial focus on developing SER-109 for the prevention of further recurrences of Clostridium difficile infection, or CDI, in patients suffering from recurrent CDI. While we believe our pre-clinical and Phase 1b/2 clinical data to date has validated our platform to a degree, we are at an early stage of development and our platform has not yet, and may never lead to, approvable or marketable drugs. We are developing additional product candidates that we intend to be used to prevent non-Clostridium difficile infection and to treat inflammatory and metabolic diseases. We may have problems applying our technologies to these other areas, and our new product candidates may not be as effective in preventing infection and disease as our initial product candidates. Even if we are successful in identifying additional product candidates, they may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. The success of our product candidates will depend on several factors, including the following:

•	completion of pre-clinical studies and clinical trials with positive results;

•	receipt of marketing approvals from applicable regulatory authorities;

•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

•	making arrangements with third-party manufacturers for, or establishing our own, commercial manufacturing capabilities;

•	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;

•	entering into new collaborations throughout the development process as appropriate, from pre-clinical studies through to commercialization;

•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;

•	effectively competing with other therapies;

•	obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for our products, if approved;

•	protecting our rights in our intellectual property portfolio;

•	operating without infringing or violating the valid and enforceable patents or other intellectual property of third parties;

•	maintaining a continued acceptable safety profile of the products following approval; and

•	maintaining and growing an organization of scientists and business people who can develop and commercialize our products and technology.

If we do not successfully develop and commercialize product candidates based upon our technological approach, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

Our product candidates are based on microbiome therapeutics, which is an unproven approach to therapeutic intervention.

All of our product candidates are based on microbiome therapy, a therapeutic approach that is designed to treat disease by restoring the function of a dysbiotic microbiome. We have not, nor to our knowledge has any other company, received regulatory approval for a therapeutic based on this approach. We cannot be certain that our approach will lead to the development of approvable or marketable products. In addition, our Ecobiotic microbiome therapeutics may have different effectiveness rates in various indications and in different geographical areas. Finally, the FDA or other regulatory agencies may lack experience in evaluating the safety and efficacy of products based on microbiome therapeutics, which could result in a longer than expected regulatory review process, increase our expected development costs and delay or prevent commercialization of our product candidates.

Our microbiome therapeutics platform relies on third parties for biological materials, including human stool. Some biological materials have not always met our expectations or requirements, and any disruption in the supply of these biological materials could materially adversely affect our business. For example, if any supplied biological materials are contaminated with disease organisms, we would not be able to use such biological materials. Although we have control processes and screening procedures, biological materials are susceptible to damage and contamination and may contain active pathogens. Improper storage of these materials, by us or any third-party suppliers, may require us to destroy some of our raw materials or products.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

We dosed our first patient in a Phase 2 clinical study of our lead product, SER-109, in May 2015. Our other product candidates are in pre-clinical development. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete pre-clinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failed clinical trial can occur at any stage of testing. The outcome of pre-clinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, in anticipation of our Phase 2 clinical study of SER-109, we have refined the formulation of the inner capsule and changed the manufacturing process that we expect to use for commercial production. This formulation has not previously been clinically tested. The Phase 2 clinical study is the first clinical trial using this formulation and we cannot assure you that the results of this new formulation will be consistent with those experienced in the Phase 1b/2 clinical study of SER-109. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks.

In addition, we cannot be certain as to what type and how many clinical trials the FDA will require us to conduct before we may successfully gain approval to market SER-109 or any of our other product candidates. Prior to approving a new therapeutic product, the FDA generally requires that safety and efficacy be demonstrated in two adequate and well-controlled clinical trials. In some situations, evidence from a Phase 2 trial and a Phase 3 trial or from a single Phase 3 trial can be sufficient for FDA approval, such as in cases where the trial or trials provide highly reliable and statistically strong evidence of an important clinical benefit. In the course of our discussions with the FDA, the FDA has indicated that we may be required to conduct more than one Phase 3 clinical trial of SER-109 in order to gain approval. Additional clinical trials could cause us to incur significant development costs, delay or prevent the commercialization of SER-109 or otherwise adversely affect our business.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	clinical trials of our product candidates may demonstrate undesirable side effects or produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

•	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and

•	regarding trials managed by any future collaborators, our collaborators may face any of the above issues, and may conduct clinical trials in ways they view as advantageous to them but potentially suboptimal for us.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for our product candidates;

•	lose the support of any future collaborators, requiring us to bear more of the burden of development of certain compounds;

•	not obtain marketing approval at all;

•	obtain marketing approval in some countries and not in others;

•	obtain approval for indications or patient populations that are not as broad as we intend or desire;

•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

•	be subject to additional post-marketing testing requirements; or

•	have the product removed from the market after obtaining marketing approval.

We recently completed our Phase 1b/2 clinical study of SER-109 and dosed our first patient in a Phase 2 clinical study for this product candidate in May 2015. Although most clinical research performed in the United States must be authorized in advance by the FDA under its investigational new drug application, or IND, regulations, we did not conduct our Phase 1b/2 clinical study under an IND pursuant to the FDA’s exercise of enforcement discretion with regard to IND requirements for use of fecal microbiota for transplantation to treat CDI not responsive to standard therapies. Although the FDA provided confirmation that it intends to exercise enforcement discretion with respect to our Phase 1b/2 clinical study of SER-109, it stated that continued clinical evaluation of SER-109 will require an IND. In April 2015, the FDA authorized the conduct of our Phase 2 clinical study of SER-109 under an IND. We intend to conduct all future clinical studies of SER-109 under this IND. Unlike with SER-109, we expect that the FDA will require an IND before we initiate clinical testing of our other product candidates and may also require us to conduct more extensive pre-clinical tests prior to the start of clinical trials than were required for SER-109.

Our product development costs will increase if we experience delays in clinical testing or marketing approvals. We do not know whether any of our pre-clinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant pre-clinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. We are developing our lead product candidate, SER-109, to prevent further recurrences of CDI in patients suffering from recurrent CDI. We estimate the addressable population of patients with recurrent CDI to be between 85,000 and 110,000 patients per year in the United States, and accordingly, there is a limited number of patients from which to draw for clinical studies.

Patient enrollment is also affected by other factors including:

•	the severity of the disease under investigation;

•	the patient eligibility criteria for the study in question;

•	the perceived risks and benefits of the product candidate under study;

•	the availability of other treatments for the disease under investigation;

•	the existence of competing clinical trials;

•	the efforts to facilitate timely enrollment in clinical trials;

•	our payments for conducting clinical trials;

•	the patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment; and

•	the proximity and availability of clinical trial sites for prospective patients.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates or will not be able to do so as soon as anticipated, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside the United States. Failure to obtain marketing approval for a product candidate in any jurisdiction will prevent us from commercializing the product candidate in that jurisdiction, and may affect our plans for commercialization in other jurisdictions as well. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third parties to assist us in this process. Securing marketing approval requires the submission of extensive pre-clinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive and may take many years. The scope and amount of clinical data required to obtain marketing approvals can vary substantially from jurisdiction to jurisdiction, and it may be difficult to predict whether a particular regulatory body will require additional or different studies than those conducted by a sponsor, especially for novel product candidates such as our Ecobiotic microbiome therapeutics. The FDA or foreign regulatory authorities may delay, limit, or deny approval to market our product candidates for many reasons, including: our inability to demonstrate that the clinical benefits of our product candidates outweigh any safety or other perceived risks; the regulatory authority’s disagreement with the interpretation of data from nonclinical or clinical studies; the regulatory agency’s requirement that we conduct additional pre-clinical studies and clinical trials; changes in marketing approval policies during the development period; changes in or the enactment of additional statutes or regulations, or changes in regulatory review process for each submitted product application; or the regulatory authority’s failure to approve the manufacturing processes or third-party manufacturers with which we contract. Regulatory authorities have substantial discretion in the approval process and may refuse to accept a marketing application as deficient. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. Of the large number of drugs in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized.

Furthermore, our product candidates may not receive marketing approval even if they achieve their specified endpoints in clinical trials. Clinical data is often susceptible to varying interpretations and many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain FDA approval for their products. The FDA or foreign regulatory authorities may disagree with our trial design and our interpretation of data from nonclinical and clinical studies. Upon the FDA’s review of data from any pivotal trial, it may request that the sponsor conduct additional analyses of the data and, if it believes the data are not satisfactory, could advise the sponsor to delay filing a marketing application.

Even if we eventually complete clinical testing and receive approval of a biologics license application, or BLA, or foreign marketing authorization for one of our product candidates, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. The FDA or the applicable foreign regulatory agency may also approve SER-109 for a more limited indication and/or a narrower patient population than we originally request, and the FDA, or applicable foreign regulatory agency, may not approve the labeling that we believe is necessary or desirable for the successful commercialization of SER-109. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of SER-109 and would materially adversely impact our business and prospects.

The development of therapeutic products targeting the underlying biology of the human microbiome is an emerging field, and it is possible that the FDA and other regulatory authorities could issue regulations or new policies in the future affecting our Ecobiotic microbiome therapeutics that could adversely affect our product candidates.

If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

A fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

We may seek fast track designation for some of our product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address unmet medical needs for this condition, the drug or biologic sponsor may apply for FDA fast track designation. Fast track designation provides increased opportunities for sponsor meetings with the FDA during pre-clinical and clinical development, in addition to the potential for rolling review once a marketing application is filed. The FDA has broad discretion whether or not to grant this designation, and even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Fast track designation does not assure ultimate approval by the FDA. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

A Breakthrough Therapy designation by the FDA for our product candidates may not lead to faster development or regulatory review or a faster approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We have received Breakthrough Therapy designation for SER-109, and we may seek Breakthrough Therapy designation for our other product candidates. A Breakthrough Therapy is defined as a drug or biologic that is intended to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed in early clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for clinical development. Drugs designated as breakthrough therapies by the FDA are also eligible for rolling review of the associated marketing application, meaning that the agency may review portions of the marketing application before the sponsor submits the complete application, as well as priority review, where the agency aims to act on the application within six months.

Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. The availability of Breakthrough Therapy designation was established recently with the passage of the Food and Drug Administration Safety and Innovation Act of 2012, and the FDA has only recently released additional guidance as to the criteria it uses in designating drugs as breakthrough therapies. As a result, we cannot be sure that our evaluation of our product candidates as qualifying for Breakthrough Therapy designation will meet the FDA’s expectations. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, or faster review or approval compared to conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, not all products designated as breakthrough therapies ultimately will be shown to have the substantial improvement over available therapies suggested by the preliminary clinical evidence at the time of designation. As a result, if the Breakthrough Therapy designation for SER-109 or any future designation we receive is no longer supported by subsequent data, the FDA may rescind the designation.

We may seek orphan drug designation for some of our product candidates, but may not be able to obtain it.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs and biologics for relatively small patient populations as orphan drugs. In the United States, the FDA may designate a drug or biologic as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a disease or condition that affects fewer than 200,000 individuals annually in the United States.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug or biologic for that time period. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure a sufficient quantity of the drug or biologic to meet the needs of patients with the rare disease or condition.

We may seek orphan drug designation and exclusivity for some of our product candidates. However, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

Risks Related to our Dependence on Third Parties and Manufacturing

We rely, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We expect to continue to rely on third parties, such as contract research organizations, or CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct and manage our clinical trials, including our Phase 2 clinical study of SER-109.

Our reliance on these third parties for research and development activities will reduce our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with regulatory standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, safety and welfare of trial participants are protected. Other countries’ regulatory agencies also have requirements for clinical trials with which we must comply. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, do not meet expected deadlines, experience work stoppages, terminate their agreements with us or need to be replaced, or do not conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we may need to enter into new arrangements with alternative third parties, which could be difficult, costly or impossible, and our clinical trials may be extended, delayed, or terminated or may need to be repeated. If any of the foregoing occur, we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and may not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

We rely on third parties for the manufacture of our product candidates for pre-clinical and clinical testing and expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or that such quantities may not be available at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for pre-clinical and clinical testing, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates on a timely basis or at all, or that such quantities will be available at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We may be unable to establish any agreements with third-party manufacturers on acceptable terms or at all. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	failure of third-party manufacturers to comply with regulatory requirements and maintain quality assurance;

•	breach of manufacturing agreements by the third-party manufacturers;

•	failure to manufacture our product according to our specifications;

•	failure to manufacture our product according to our schedule or at all;

•	misappropriation or disclosure of our proprietary information, including our trade secrets and know-how; and

•	termination or nonrenewal of agreements by third-party manufacturers at times that are costly or inconvenient for us.

Third-party manufacturers may not be able to comply with current good manufacturing processes, or cGMP, regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. The contract manufacturer we rely on to produce SER-109 has never produced a FDA-approved therapeutic. If our contract manufacturer is unable to comply with cGMP regulation or if the FDA does not approve their facility upon a pre-approval inspection, SER-109 may not be approved or may be delayed in obtaining approval. In addition, there are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing our products. Therefore, our product candidates and any future products that we may develop may compete with other products for access to manufacturing facilities. Any failure to gain access to these limited manufacturing facilities could severely impact the clinical development, marketing approval and commercialization of our product candidates.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. Except for a backup facility in California, we do not currently have arrangements in place for redundant supply or a second source for required raw materials used in the manufacture of our product candidates or for the manufacture of finished SER-109 product. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and anticipated future dependence upon others for the manufacture of our product candidates or products could delay, prevent or impair our development and commercialization efforts.

We have no experience manufacturing our product candidates at commercial scale, and if we decide to establish our own manufacturing facility, we cannot assure you that we can manufacture our product candidates in compliance with regulations at a cost or in quantities necessary to make them commercially viable.

We have a pilot manufacturing facility at our Cambridge location where we conduct process development, scale-up activities and a portion of the manufacture of Ecobiotic microbiome therapeutics. The FDA and other comparable foreign regulatory agencies must, pursuant to inspections that are conducted after submitting a BLA or relevant foreign marketing submission, confirm that the manufacturing processes for the product meet cGMP. We do not have any manufacturing facilities that meet the FDA’s cGMP requirements for the production of any product candidates used in humans.

We may establish a manufacturing facility for our product candidates for production at a commercial scale. We have no experience in commercial-scale manufacturing of our product candidates. We currently intend to develop our manufacturing capacity in part by expanding our current facility or building additional facilities. This activity will require substantial additional funds and we would need to hire and train significant numbers of qualified employees to staff these facilities. We may not be able to develop commercial-scale manufacturing facilities that are adequate to produce materials for additional later-stage clinical trials or commercial use.

The equipment and facilities employed in the manufacture of pharmaceuticals are subject to stringent qualification requirements by regulatory agencies, including validation of facility, equipment, systems, processes and analytics. We may be subject to lengthy delays and expense in conducting validation studies, if we can meet the requirements at all.

Risks Related to Commercialization of Our Product Candidates and Other Legal Compliance Matters

Even if any of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, hospitals, third-party payors and others in the medical community necessary for commercial success.

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current CDI treatment involves the use of antibiotics that are well established in the medical community or the use of fecal microbiota transplantation, or FMT, and physicians may continue to rely on these treatments. If our product candidates receive approval but do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our approved product candidates, if any, will depend on a number of factors, including:

•	their efficacy, safety and other potential advantages compared to alternative treatments;

•	the clinical indications for which our products are approved;

•	our ability to offer them for sale at competitive prices;

•	their convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the strength of marketing and distribution support;

•	the availability of third-party coverage and adequate reimbursement for our product candidates;

•	the prevalence and severity of their side effects and their overall safety profiles;

•	any restrictions on the use of our products together with other medications;

•	interactions of our products with other medicines patients are taking; and

•	inability of certain types of patients to take our product.

We currently have no sales organization. If we are unable to establish effective sales, marketing and distribution capabilities or enter into agreements with third parties with such capabilities, we may not be successful in commercializing our product candidates if and when they are approved.

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any product for which we obtain marketing approval, we will need to establish a sales and marketing organization or make arrangements with third parties to perform sales and marketing functions and we may not be successful in doing so.

In the future, we expect to build a focused sales and marketing infrastructure to market or co-promote our product candidates in the United States and potentially elsewhere, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to or educate physicians on the benefits of our products;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines;

•	unforeseen costs and expenses associated with creating an independent sales and marketing organization; and

•	inability to obtain sufficient coverage and reimbursement from third-party payors and governmental agencies.

Outside the United States, we may rely on third parties to sell, market and distribute our product candidates. We may not be successful in entering into arrangements with such third parties or may be unable to do so on terms that are favorable to us. In addition, our product revenue and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.

The development and commercialization of new drug and biologic products is highly competitive and is characterized by rapid and substantial technological development and product innovations. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. We are aware of a number of large pharmaceutical and biotechnology companies, including Merck, Shire, Sanofi, Pfizer and Novartis, as well as smaller, early-stage companies, that are pursuing the development of products, including microbiome therapeutics, for the prevention of CDI and other disease indications we are targeting. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others may be based on entirely different approaches. For example, FMT is a procedure that has resulted in high cure rates for recurrent CDI and our competitors and physicians may continue to seek to standardize and implement this procedure. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources, established presence in the market and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and reimbursement and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors.

These third parties compete with us in recruiting and retaining qualified scientific, sales and marketing and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market, especially for any competitor developing a microbiome therapeutic which will likely share our same regulatory approval requirements. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic or biosimilar products.

Even if we are able to commercialize any product candidates, the products may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, any of which would harm our business.

Our ability to commercialize any product candidates successfully will depend, in part, on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels.

Obtaining and maintaining adequate reimbursement for our products may be difficult. We cannot be certain if and when we will obtain an adequate level of reimbursement for our products by third-party payors. Even if we do obtain adequate levels of reimbursement, third-party payors, such as government or private healthcare insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, drugs. Reimbursement rates from private health insurance companies vary depending on the company, the insurance plan and other factors. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs. We may also be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drug products vary widely from country to country. Current and future legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control, including possible price reductions, even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval. There can be no assurance that our product candidates, if they are approved for sale in the United States or in other countries, will be considered medically necessary for a specific indication or cost-effective, or that coverage or an adequate level of reimbursement will be available.

Product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	regulatory investigations, product recalls or withdrawals, or labeling, marketing or promotional restrictions;

•	decreased demand for any product candidates or products that we may develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants;

•	significant costs to defend the related litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue;

•	reduced resources of our management to pursue our business strategy; and

•	the inability to commercialize any products that we may develop.

We currently hold $3.0 million in product liability insurance coverage in the aggregate, with a per occurrence limit of $3.0 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

We may face competition from biosimilars, which may have a material adverse impact on the future commercial prospects of our product candidates.

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars. In the United States, the Biologics Price Competition and Innovation Act, or BCPIA, enacted in 2010 as part of the Patient Protection and Affordable Care Act, created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar, to or “interchangeable” with an FDA-approved biological product. This new pathway could allow competitors to reference data from innovative biological products 12 years after the time of approval of the innovative biological product. This data exclusivity does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data and seeking approval. Data exclusivity only assures that another company cannot rely upon the data within the innovator’s application to support the biosimilar product’s approval.

In each of his proposed budgets for fiscal years 2013 through 2015, President Obama has proposed to cut this 12-year period of exclusivity down to seven years. He also proposed to prohibit additional periods of exclusivity due to minor changes in product formulations, a practice often referred to as “evergreening.” It is possible that Congress may take these or other measures to reduce or eliminate periods of exclusivity. The BCPIA is complex and only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact is subject to uncertainty. The FDA has issued several guidance documents to date discussing the biosimilar pathway, and the FDA recently approved the first biosimilar under the BCPIA in March 2015. However, several issues still remain unclear with respect to the FDA’s final implementation of the BCPIA, and such FDA implementation could have a material adverse effect on the future commercial prospects for our product candidates.

In Europe, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In Europe, a competitor may reference data supporting approval of an innovative biological product, but will not be able to get on the market until 10 years after the time of approval of the innovative product. This 10-year marketing exclusivity period will be extended to 11 years if, during the first eight of those 10 years, the marketing authorization holder obtains an approval for one or more new therapeutic indications that bring significant clinical benefits compared with existing therapies. In addition, companies may be developing biosimilars in other countries that could compete with our products. If competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences.

Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell our products in the European Union and many other jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval in foreign countries may differ substantially from that required to obtain FDA approval. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining

FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals for our product candidates from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Any product candidate for which we obtain marketing approval could be subject to post-marketing restrictions or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to the continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. We and our contract manufacturers will also be subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to specific conditions of approval, including a requirement to implement a risk evaluation and mitigation strategy, or REMS, which could include requirements for a medication guide, communication plan, or restricted distribution system. If any of our product candidates receives marketing approval, the accompanying label may limit the approved use of our drug, which could limit sales of the product.

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of our approved products. The FDA closely regulates the post-approval marketing and promotion of drugs and biologics to ensure they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we market our products outside of their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDA’s restrictions relating to the promotion of prescription drugs may also lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

In addition, if a regulatory agency or we later discover previously unknown problems with our products, such as adverse events of unanticipated severity or frequency, problems with manufacturers or manufacturing processes, or failure to comply with regulatory requirements, the regulatory agency may impose restrictions on the products or us, including requiring withdrawal of the product from the market. Any failure to comply with applicable regulatory requirements may yield various results, including:

•	litigation involving patients taking our products;

•	restrictions on such products, manufacturers or manufacturing processes;

•	restrictions on the labeling or marketing of a product;

•	restrictions on product distribution or use;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning letters;

•	withdrawal of products from the market;

•	suspension or termination of ongoing clinical trials;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	damage to relationships with potential collaborators;

•	unfavorable press coverage and damage to our reputation;

•	refusal to permit the import or export of our products;

•	product seizure or detention;

•	injunctions; or

•	imposition of civil or criminal penalties.

Noncompliance with similar European Union requirements regarding safety monitoring or pharmacovigilance can also result in significant financial penalties. Similarly, failure to comply with U.S. and foreign regulatory requirements regarding the development of products for pediatric populations and the protection of personal health information can also lead to significant penalties and sanctions.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenues. If regulatory sanctions are applied or if regulatory approval is withheld or withdrawn, the value of our company and our operating results will be adversely affected.

Our relationships with customers, physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from governmental healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors, physicians and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program, such as Medicare and Medicaid;

•	the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal Physician Payment Sunshine Act requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members. Data from the first reporting period, which began in August 2013, is now publicly available. Manufacturers will be required to submit subsequent reports to the government by the 90th day of each calendar year;

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and

•	state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain a robust system to comply with multiple jurisdictions with different compliance and reporting requirements increases the possibility that a healthcare company may violate one or more of the requirements.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, changed the way Medicare covers and pays for pharmaceutical products. The MMA expanded Medicare coverage for outpatient drug purchases by those covered by Medicare under a new Part D and introduced a new reimbursement methodology based on average sales prices for Medicare Part B physician-administered drugs. In addition, the MMA authorized Medicare Part D prescription drug plans to limit the number of drugs that will be covered in any therapeutic class in their formularies. The MMA’s cost reduction initiatives and other provisions could decrease the coverage and price that we receive for any approved products. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors. Similar regulations or reimbursement policies may be enacted in international markets which could similarly impact our business.

More recently, in 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the Affordable Care Act, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Among the provisions of the Affordable Care Act of importance to our potential product candidates are the following:

•	establishment of a new pathway for approval of lower-cost biosimilars to compete with biologic products, such as those we are developing;

•	an annual, nondeductible fee payable by any entity that manufactures or imports specified branded prescription drugs and biologic agents;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;

•	extension of manufacturers’ Medicaid rebate liability;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, including hospitals. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain.

We expect that the Affordable Care Act, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenues, if any.

In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various European Union member states and parallel distribution or arbitrage between low-priced and high-priced member states, can further reduce prices. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If coverage and reimbursement of our products are unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials such as human stool. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Risks Related to Our Intellectual Property

If we are unable to adequately protect our proprietary technology, or obtain and maintain issued patents which are sufficient to protect our product candidates, others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.

Our success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our proprietary technology and products. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and product candidates. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost, in a timely manner, or in all jurisdictions. Prosecution of our patent portfolio is at a very early stage, and we are just beginning to reach the statutory deadlines for deciding whether and where to initiate prosecution in specific foreign jurisdictions by filing national state applications based on our Patent Cooperation Treaty, or PCT, applications. As those deadlines come due, we will have to decide whether and where to pursue patent protection for the various inventions claimed in our patent portfolio, and we will only have the opportunity to obtain patents in those jurisdictions where we pursue protection. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, such as, with respect to proper priority claims, inventorship, claim scope or patent term adjustments. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid and unenforceable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business, financial condition and operating results.

If, in the future, we obtain licenses from third parties, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. We may also require the cooperation of our licensors to enforce any licensed patent rights, and such cooperation may not be provided. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Moreover, if we do obtain necessary licenses, we will likely have obligations under those licenses, and any failure to satisfy those obligations could give our licensor the right to terminate the license. Termination of a necessary license could have a material adverse impact on our business.

Our patent portfolio is in the early stages of prosecution. We currently have three issued U.S. patents. Although we have numerous patent applications pending, substantive prosecution has begun in only a small number of those applications. We cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents or our current patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, we are pursuing claims to therapeutic, binary compositions of certain bacterial populations. Any claims that may issue may provide coverage for such binary compositions and/or their use. However, such claims would not prevent a third party from commercializing alternative compositions that do not include both of the bacterial populations claimed in pending applications, potential applications or patents that have or may issue. There can be no assurance that any such alternative composition will not be equally effective. Further, given that our SER-109 product candidate is a complex composition with some variation from lot-to-lot and that, likewise, third-party compositions may have similar complexity and variability, it is possible that a patent claim may provide coverage for some but not all lots of a product candidate or third-party product. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.

Moreover, other parties have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming similar methods or by claiming subject matter that could dominate our patent position. In addition, given the early stage of prosecution of our portfolio, it may be some time before we understand how patent offices react to our patent claims and whether they identify prior art of relevance that we have not already considered.

Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in any owned patents or pending patent applications, or that we were the first to file for patent protection of such inventions, nor can we know whether those from whom we may license patents were the first to make the inventions claimed or were the first to file. For these and other reasons, the issuance, scope, validity, enforceability and commercial value of our patent rights are subject to a level of uncertainty. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

We may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize our product candidates. The issuance, scope, validity, enforceability and commercial value of our patents are subject to a level of uncertainty.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. Due to legal standards relating to patentability, validity, enforceability and claim scope of patents covering biotechnological and pharmaceutical inventions, our ability to obtain, maintain and enforce patents is uncertain and involves complex legal and factual questions. Even if issued, a patent’s validity, inventorship, ownership or enforceability is not conclusive. Accordingly, rights under any existing patent or any patents we might obtain or license may not cover our product candidates, or may not provide us with sufficient protection for our product candidates to afford a commercial advantage against competitive products or processes, including those from branded and generic pharmaceutical companies.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	any of our pending patent applications, if issued, will include claims having a scope sufficient to protect our product candidates or any other products or product candidates;

•	any of our pending patent applications will issue as patents at all;

•	we will be able to successfully commercialize our product candidates, if approved, before our relevant patents expire;

•	we were the first to make the inventions covered by any existing patent and pending patent applications;

•	we were the first to file patent applications for these inventions;

•	others will not develop similar or alternative technologies that do not infringe or design around our patents;

•	others will not use pre-existing technology to effectively compete against us;

•	any of our patents, if issued, will be found to ultimately be valid and enforceable;

•	third parties will not compete with us in jurisdictions where we do not pursue and obtain patent protection;

•	we will be able to obtain and/or maintain necessary or useful licenses on reasonable terms or at all;

•	any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;

•	we will develop additional proprietary technologies or product candidates that are separately patentable; or

•	our commercial activities or products will not infringe upon the patents or proprietary rights of others.

Any litigation to enforce or defend our patent rights, even if we were to prevail, could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded if we were to prevail may not be commercially meaningful. Even if we are successful, domestic or foreign litigation, or USPTO or foreign patent office proceedings, may result in substantial costs and distraction to our management. We may not be able, alone or with our licensors or potential collaborators, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation or other proceedings, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation or other proceedings. In addition, during the course of this kind of litigation or proceedings, there could be public announcements of the results of hearings, motions or other interim proceedings or developments or public access to related documents. If investors perceive these results to be negative, the market price for our common stock could be significantly harmed.

If we are unable to protect the confidentiality of our trade secrets and know-how, our business and competitive position would be harmed.

In addition to seeking patents for some of our technology and product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also seek to enter into confidentiality and invention or patent assignment agreements with our employees, advisors and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Our trade secrets may also be obtained by third parties by other means, such as breaches of our physical or computer security systems. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, recent patent reform legislation could further increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, in particular the first to file provisions, only became effective on March 16, 2013. A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Thus, for our U.S. patent applications containing a priority claim after March 16, 2013, there is a greater level of uncertainty in the patent law. Moreover, some of the patent applications in our portfolio will be subject to examination under the pre-Leahy-Smith Act law and regulations, while other patents applications in our portfolio will be subject to examination under the law and regulations, as amended by the Leahy-Smith Act. This introduces additional complexities into the prosecution and management of our portfolio.

In addition, the Leahy-Smith Act limits where a patentee may file a patent infringement suit and provides opportunities for third parties to challenge any issued patent in the USPTO. These provisions apply to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal court necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a federal court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims because it may be easier for them to do so relative to challenging the patent in a federal court action. It is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

In addition, recent United States Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. From time to time, the U.S. Supreme Court, other federal courts, the United States Congress, or the USPTO, may change the standards of patentability and any such changes could have a negative impact on our business.

A number of recent cases decided by the Supreme Court have involved questions of when claims reciting abstract ideas, laws of nature, natural phenomena and/or natural products are eligible for a patent, regardless of whether the claimed subject matter is otherwise novel and inventive. These cases include Association for Molecular Pathology v. Myriad Genetics, Inc., 569 U.S. 12-398 (2013) or Myriad; Alice Corp. v. CLS Bank International, 573 U.S. 13-298 (2014); and Mayo Collaborative Services v. Prometheus Laboratories, Inc., or Prometheus, 566 U.S. 10-1150 (2012). In response to these cases, the USPTO has issued guidance to the examining corps.

The full impact of these decisions is not yet known. The Myriad decision, issued on June 13, 2013, is the most recent Supreme Court decision to address patent eligibility of natural products. Our current product candidates include natural products, therefore, this decision and its interpretation by the courts and the USPTO may impact prosecution, defense and enforcement of our patent portfolio. In Myriad, the Court held that claims to isolated genomic DNA are not patentable, but claims to complementary DNA, or cDNA, molecules, which are not genomic sequences, may be patent eligible because they are not a natural product. The effect of the decision on patents for other isolated natural products is uncertain. However, on March 4, 2014, the USPTO issued a memorandum to patent examiners providing guidance for examining claims that recite laws of nature, natural phenomena or natural products under the Myriad and Prometheus decisions. The guidance did not limit the application of Myriad to DNA but, rather, applied the decision broadly to other natural products, which may include our product candidates. The March 4, 2014 memorandum and the USPTO’s interpretation of the cases and announced examination rubric received widespread criticism from stakeholders during a public comment period and was superseded by interim guidance published on December 15, 2014. The USPTO’s interpretation of the case law and new guidelines for examination may influence, possibly adversely, prosecution and defense of certain types of claims in our portfolio.

In addition to increasing uncertainty with regard to our ability to obtain future patents, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on these and other decisions by Congress, the federal courts and the USPTO, the laws and regulations governing patents could change or be interpreted in unpredictable ways that would weaken our ability to obtain new patents or to enforce any patents that may issue to us in the future. In addition, these events may adversely affect our ability to defend any patents that may issue in procedures in the USPTO or in courts.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. While no such litigation has been brought against us and we have not been held by any court to have infringed a third party’s intellectual property rights, we cannot guarantee that our technology, products or use of our products do not infringe third-party patents.

Numerous patents and pending applications are owned by third parties in the fields in which we are developing product candidates, both in the United States and elsewhere. It is also possible that we have failed to identify relevant third-party patents or applications. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Moreover, it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our product candidates and technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology. In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of a current or future product candidate, or we may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use of our products. We are aware of several pending patent applications containing one or more claims that could be construed to cover some of our product candidates or technology, should those claims issue in their original form or in the form presently being pursued. In addition, we are aware of a third-party patent family that includes issued and allowed patents, including in the United States, with claims that, if valid and enforceable, could be construed to cover some of our product candidates or their methods of use.

The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that our product candidates or the use of our technologies infringes patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference or derivation proceedings before the USPTO and similar bodies in other countries. Third parties may assert infringement claims against us based on existing intellectual property rights and intellectual property rights that may be granted in the future. If we were to challenge the validity of an issued U.S. patent in court, such as an issued U.S. patent of potential relevance to some of our product candidates or methods of use, we would need to overcome a statutory presumption of validity that attaches to every U.S. patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. There is no assurance that a court would find in our favor on questions of infringement or validity.

Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. If we are found, or believe there is a risk we may be found, to infringe a third party’s intellectual property rights, we could be required or may choose to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any such license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-

exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court, or redesign our products. Patent litigation is costly and time-consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, intellectual property litigation or claims could force us to do one or more of the following:

•	cease developing, selling or otherwise commercializing our product candidates;

•	pay substantial damages for past use of the asserted intellectual property;

•	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and

•	in the case of trademark claims, redesign, or rename, some or all of our product candidates or other brands to avoid infringing the intellectual property rights of third parties, which may not be possible and, even if possible, could be costly and time-consuming.

Any of these risks coming to fruition could have a material adverse effect on our business, results of operations, financial condition and prospects.

Issued patents covering our product candidates could be found invalid or unenforceable or could be interpreted narrowly if challenged in court.

Competitors may infringe our intellectual property, including our patents or the patents of our licensors. As a result, we may be required to file infringement claims to stop third-party infringement or unauthorized use. This can be expensive, particularly for a company of our size, and time-consuming. If we initiated legal proceedings against a third party to enforce a patent, if and when issued, covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement, or failure to claim patent eligible subject matter. Grounds for unenforceability assertions include allegations that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review and equivalent proceedings in foreign jurisdictions, such as opposition proceedings. Such proceedings could result in revocation or amendment of our patents in such a way that they no longer cover our product candidates or competitive products. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Moreover, even if not found invalid or unenforceable, the claims of our patents could be construed narrowly or in a manner that does not cover the allegedly infringing technology in question. Such a loss of patent protection would have a material adverse impact on our business.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent and, in some jurisdictions, during the pendency of a patent application. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

It is our policy to enter into confidentiality and intellectual property assignment agreements with our employees, consultants, contractors and advisors. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. For example, even if we have a consulting agreement in place with an academic advisor pursuant to which such academic advisor is required to assign any inventions developed in connection with providing services to us, such academic advisor may not have the right to assign such inventions to us, as it may conflict with his or her obligations to assign all such intellectual property to his or her employing institution.

Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.

Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may also engage advisors and consultants who are concurrently employed at universities or other organizations or who perform services for other entities. Although we try to ensure that our employees, advisors and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, advisors or consultants have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such party’s former or current employer or in violation of an agreement with another party. Although we have no knowledge of any such claims being alleged to date, if such claims were to arise, litigation may be necessary to defend against any such claims.

In addition, while it is our policy to require our employees, consultants, advisors and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. Similarly, we may be subject to claims that an employee, advisor or consultant performed work for us that conflicts with that person’s obligations to a third party, such as an employer, and thus, that the third party has an ownership interest in the intellectual property arising out of work performed for us. Litigation may be necessary to defend against these claims. Although we have no knowledge of any such claims being alleged to date, if such claims were to arise, litigation may be necessary to defend against any such claims.

If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential collaborators or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

We will not seek to protect our intellectual property rights in all jurisdictions throughout the world and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

Filing, prosecuting and defending patents on product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than in the United States, assuming that rights are obtained in the United States and assuming that rights are pursued outside the United States. The statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications. For all of the patent families in our portfolio, including the families that may provide coverage for our lead product candidates, the relevant statutory deadlines have not yet expired. Therefore, for each of the patent families that we believe provide coverage for our lead product candidates, we will need to decide whether and where to pursue protection outside the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, even if we do elect to pursue patent rights outside the United States, we may not be able to obtain relevant claims and/or we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions.

Competitors may use our technologies in jurisdictions where we do not pursue and obtain patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Even if we pursue and obtain issued patents in particular jurisdictions, our patent claims or other intellectual property rights may not be effective or sufficient to prevent third parties from so competing.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, particularly developing countries, do not favor the enforcement of patents and other intellectual property protection, especially those relating to biotechnology. This could make it difficult for us to stop the infringement of our patents, if obtained, or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

If our ability to obtain and, if obtained, enforce our patents to stop infringing activities is inadequate, third parties may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Accordingly, our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property we develop or license.

Risks Related to Employee Matters and Managing Growth and Other Risks

Related to Our Business

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on Roger Pomerantz, our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical team, including Eric Shaff, our Chief Financial Officer and Executive Vice President, David Cook, our Chief Scientific Officer and Executive Vice President of Research & Development, John Aunins, our Chief Technology Officer and Executive Vice President of Bioprocess Development, Michele Trucksis, our Chief Medical Officer and Executive Vice President, and Matthew Henn, our Head of Drug Discovery & Bioinformatics and Vice President. Although we have entered into employment agreements or employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of lead discovery and product development, regulatory affairs, clinical affairs and manufacturing and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

A variety of risks associated with operating internationally could materially adversely affect our business.

We currently have limited international operations, but our business strategy incorporates potentially expanding internationally if any of our product candidates receive regulatory approval. We currently plan to rely on collaborators to commercialize any approved products outside of the United States. Doing business internationally involves a number of risks, including but not limited to:

•	multiple, conflicting and changing laws and regulations, such as privacy regulations, tax laws, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

•	failure by us to obtain and maintain regulatory approvals for the use of our products in various countries;

•	additional potentially relevant third-party patent rights;

•	complexities and difficulties in obtaining protection and enforcing our intellectual property;

•	difficulties in staffing and managing foreign operations;

•	complexities associated with managing multiple payor reimbursement regimes, government payors or patient self-pay systems;

•	limits in our ability to penetrate international markets;

•	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;

•	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions;

•	certain expenses including, among others, expenses for travel, translation and insurance; and

•	regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, or FCPA, its books and records provisions, or its anti-bribery provisions.

Any of these factors could significantly harm our future international expansion and operations and, consequently, our results of operations.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems and those of our current and future contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we are not aware of any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

Acquisitions or joint ventures could disrupt our business, cause dilution to our stockholders and otherwise harm our business.

We may acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, technology licenses or investments in complementary businesses. We have not made any acquisitions to date, and our ability to do so successfully is unproven. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:

•	disruption in our relationships with future customers or with current or future distributors or suppliers as a result of such a transaction;

•	unanticipated liabilities related to acquired companies;

•	difficulties integrating acquired personnel, technologies and operations into our existing business;

•	diversion of management time and focus from operating our business to acquisition integration challenges;

•	increases in our expenses and reductions in our cash available for operations and other uses;

•	possible write-offs or impairment charges relating to acquired businesses; and

•	inability to develop a sales force for any additional product candidates.

Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

Also, the anticipated benefit of any acquisition may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing or size of future joint ventures or acquisitions, or the effect that any such transactions might have on our operating results.

Risks Related to Our Common Stock.

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for your common stock. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	results of clinical trials of our product candidates or those of our competitors;

•	developments related to any future collaborations;

•	regulatory or legal developments in the United States and other countries;

•	development of new product candidates that may address our markets and may make our product candidates less attractive;

•	changes in physician, hospital or healthcare provider practices that may make our product candidates less useful;

•	announcements by us, our partners or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to control or significantly influence all matters submitted to stockholders for approval.

Our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 67.7% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

•	delay, defer or prevent a change in control;

•	entrench our management and the board of directors; or

•	impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Currently, approximately 30.4 million shares of our common stock are restricted as a result of securities laws or lock-up agreements but will become eligible to be sold 180 days after the date of the initial public offering of our common stock, unless held by one of our affiliates, in which case the resale of those securities will be subject to volume limitations under Rule 144 of the Securities Act. Moreover, holders of an aggregate of approximately 23.0 million shares of our common stock, including shares issuable upon the exercise of a warrant, will have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the closing of the initial public offering of our common stock. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.0 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

•	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;

•	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;

•	reduced disclosure obligations regarding executive compensation; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to maintain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

We are evaluating these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

If securities or industry analysts issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our clinical studies and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Provisions in our restated certificate of incorporation and amended and restated bylaws and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions include those establishing:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from filling vacancies on our board of directors;

•	the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the ability of our board of directors to alter our bylaws without obtaining stockholder approval;

•	the required approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or repeal the provisions of our restated certificate of incorporation regarding the election and removal of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•	the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•	advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Furthermore, our restated certificate of incorporation specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving actions brought against us by stockholders. We believe this provision benefits us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, the provision may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our restated certificate of incorporation to be inapplicable or unenforceable in such action.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, our loan and security agreement, as amended, with Comerica Bank currently prohibits us from paying dividends on our equity securities, and any future debt agreements may likewise preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Registered Securities

On July 1, 2015, we completed the initial public offering of our common stock and issued and sold 8,545,138 shares of our common stock at a public offering price of $18.00 per share, including 1,114,583 pursuant to the underwriters’ full exercise of their option to purchase additional shares of our common stock.

The offer and sale of all of the shares in the offering was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-204484), which was declared effective by the SEC on June 25, 2015, and a registration statement on Form S-1MEF (File No. 333-205238), which was automatically effective upon filing with the SEC on June 25, 2015. Following the sale of the shares in connection with the closing of our initial public offering, the offering terminated. The offering commenced on June 25, 2015 and did not terminate until the sale of all of the shares offered. Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated acted as joint book-running managers of the offering, and Leerink Partners LLC and Canaccord Genuity Inc. acted as co-managers of the offering.

We received aggregate gross proceeds from the offering of approximately $153.8 million, or aggregate net proceeds of approximately $139.3 million after deducting underwriting discounts and commissions of $10.8 million and estimated offering expenses of $3.7 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates

As of June 30, 2015, the Company had not received any proceeds from the offering, which closed on July 1, 2015. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 26, 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On August 7, 2015, Seres Therapeutics, Inc. (the “Company”) entered into agreements with David N. Cook, Chief Scientific Officer and Executive Vice President of Research and Development, Eric D. Shaff, Chief Financial Officer and Executive Vice President; and Michele Trucksis, Chief Medical Officer and Executive Vice President, to amend the terms of their employment agreements with the Company (the “Amendments”). Under the terms of the Amendments, in the event of a termination of the executive’s employment by the Company without “cause” or resignation of the executive’s employment with the Company by the executive for “good reason” (as such terms are defined in the applicable executive’s employment agreement) the executive shall be entitled to receive continued payment of the executive’s base salary and direct payment of, or reimbursement for, continued medical, dental or vision coverage pursuant to COBRA for 12 months (an increase of 6 months). All other terms of the executives’ employment agreements remain unchanged.

On August 10, 2015, the Company entered into an employment agreement with John G. Aunins, Chief Technology Officer and Executive Vice President of Bioprocess Development. Under the terms of his employment agreement, Dr. Aunins will receive an annual base salary of $301,600 and will be eligible to receive an annual performance bonus targeted at 35% of his annual base salary. In addition, the employment agreement provides that, in the event of a termination of Dr. Aunins’s employment by the Company without “cause” or Dr. Aunins’s resignation of employment with the Company for “good reason” (as such terms are defined in his employment agreement), Dr. Aunins will be entitled, subject to his signing and not revoking a general release of claims in the Company’s favor, to continued payment of his base salary and direct payment of, or reimbursement for, continued medical, dental and vision coverage pursuant to COBRA for 12 months. If the termination occurs within the 12 months following or 60 days preceding a “change in control” (as defined in the employment agreement), Dr. Aunins will also be entitled to accelerated vesting of all his outstanding unvested Company equity awards that vest solely based on the passage of time (with any awards that vest based on the attainment of performance-vesting conditions being governed by the terms of the applicable award agreement).

Item 6.	Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERES THERAPEUTICS, INC.

Date August 10, 2015	By:	/s/ Eric D. Shaff
Eric D. Shaff
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15

3.2	Amended and Restated By-Laws	8-K	001-37465	3.2	7/1/15

4.1	Amended and Restated Investors’ Rights Agreement, dated December 19, 2014, by and among the Registrant and each of the investors listed on Schedule A thereto	S-1	333-204484	4.1	5/27/15

4.2	Warrant to Purchase Stock, dated September 9, 2013, issued by the Registrant to Comerica Bank	S-1	333-204484	4.3	5/27/15

10.1	2015 Incentive Award Plan and forms of award agreements thereunder	S-1/A	333-204484	10.2	6/16/15

10.2	2015 Employee Stock Purchase Plan	S-1/A	333-204484	10.3	6/16/15

10.3	Non-Employee Director Compensation Program	S-1/A	333-204484	10.4	6/16/15

10.4	Lease Agreement, dated April 1, 2015, by and between the Registrant and ARE-MA Region No. 38, LLC	S-1	333-204484	10.13	5/27/15

10.5	Employment Agreement, dated June 14, 2015, by and between the Registrant and Roger J. Pomerantz	S-1/A	333-204484	10.6	6/16/15

10.6	Employment Agreement, dated June 14, 2015, by and between the Registrant and Eric D. Shaff	S-1/A	333-204484	10.7	6/16/15

10.7	Amendment to Employment Agreement, dated August 7, 2015 by and between the Registrant and Eric. D. Shaff					*

10.8	Employment Agreement, dated June 13, 2015, by and between the Registrant and David N. Cook	S-1/A	333-204484	10.8	6/16/15

10.9	Amendment to Employment Agreement, dated August 7, 2015 by and between the Registrant and David N. Cook					*

10.10	Employment Agreement, dated August 10, 2015, by and between the Registrant and John G. Aunins					*

10.11	Employment Agreement, dated June 13, 2015, by and between the Registrant and Michele Trucksis	S-1/A	333-204484	10.10	6/16/15

10.12	Amendment to Employment Agreement, dated August 7, 2015 by and between the Registrant and Michele Trucksis					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.