Form 10-Q
period 2015-09-30
Seres Therapeutics, Inc.
filed 2015-11-12
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 6, 2015 there were 39,055,767 shares of Common Stock, $0.001 par value per share, outstanding.

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

Part I – Financial Information

SERES THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$69,702	$114,185
Investments	149,641	—
Prepaid expenses and other current assets	3,020	58
Total current assets	222,363	114,243
Property and equipment, net	4,543	1,264
Restricted cash	139	139
Deferred offering costs	—	1,684
Deferred financing costs	—	15
Total assets	$227,045	$117,345
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	2,089	2,166
Accrued expenses and other current liabilities	2,757	1,737
Notes payable, current portion	—	1,200
Total current liabilities	4,846	5,103
Notes payable, net of discount	—	1,304
Preferred stock warrant liability	—	1,582
Total liabilities	4,846	7,989
Commitments and contingencies
Convertible preferred stock (Series A, A-2, B, C, D and D-1), $0.001 par value; 10,000,000 and 24,348,003 shares authorized at September 30, 2015 and December 31, 2014, respectively; 0 and 22,866,987 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively; aggregate liquidation preference of $0 and $137,283 at September 30, 2015 and December 31, 2014, respectively	—	136,077
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 200,000,000 and 38,000,000 shares authorized at September 30, 2015 and December 31, 2014, respectively; 39,055,767 and 6,890,250 shares issued and outstanding at September 30, 2015 and December 31, 2014 , respectively	39	7
Additional paid-in capital	285,148	1,104
Accumulated other comprehensive loss	(10)	—
Accumulated deficit	(62,978)	(27,832)
Total stockholders’ equity (deficit)	222,199	(26,721)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$227,045	$117,345

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	—	—	—	—
Operating expenses:
Research and development expenses	$9,850	$2,466	$24,195	$5,658
General and administrative expenses	4,711	1,113	10,873	2,211
Total operating expenses	14,561	3,579	35,068	7,869
Loss from operations	(14,561)	(3,579)	(35,068)	(7,869)
Other income (expense):
Interest income (expense), net	(59)	(61)	(71)	(154)
Revaluation of preferred stock warrant liability	—	(521)	(7)	(504)
Total other income (expense), net	(59)	(582)	(78)	(658)
Net loss	$(14,620)	$(4,161)	$(35,146)	$(8,527)
Accretion of convertible preferred stock to redemption value	—	(461)	—	(1,019)
Net loss attributable to common stockholders	(14,620)	(4,622)	(35,146)	(9,546)
Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(0.68)	$(1.92)	$(1.42)
Weighted average common shares outstanding, basic and diluted	38,980,839	6,767,951	18,292,002	6,731,724
Other comprehensive loss:
Unrealized loss on investments, net of tax of $0	(33)	—	(10)	—
Total other comprehensive loss	(33)	—	(10)	—
Comprehensive loss	$(14,653)	$(4,622)	$(35,156)	$(9,546)

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands, except share data)

	Series A, A-2, B, C, D and D-1 Convertible Preferred Stock		Common Stock		Additional		Accumulated Other	Total
	Shares	Amount	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Equity (Deficit)
Balance at December 31, 2014	22,866,987	$136,077	6,890,250	$7	$1,104	$(27,832)	$—	$(26,721)
Series D convertible preferred stock issuance costs	—	(24)	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	206,720	—	91	—	—	91
Issuance of common stock upon exercise of common stock warrants	—	—	546,672	1	168	—	—	169
Issuance of common stock upon completion of initial public offering, net of offering costs	—	—	8,545,138	8	139,259	—	—	139,267
Stock-based compensation expense	—	—	—	—	6,907	—	—	6,907
Reclassification of preferred stock warrant liability	—	—	—	—	1,589	—	—	1,589
Conversion of convertible preferred stock upon listing of the Company’s common stock on the NASDAQ	(22,866,987)	(136,053)	22,866,987	23	136,030	—	—	136,053
Unrealized gain on investments	—	—	—	—	—	—	(10)	(10)
Net loss	—	—	—	—	—	(35,146)	—	(35,146)
Balance at September 30, 2015	—	$—	39,055,767	$39	$285,148	$(62,978)	$(10)	$222,199

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(35,146)	$(8,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,907	700
Depreciation and amortization expense	394	113
Loss from revaluation of preferred stock warrant liability	7	504
Licensing fees paid in common stock warrant	—	317
Non-cash interest expense	269	64
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,962)	(238)
Accounts payable	532	519
Accrued expenses and other current liabilities	724	305
Net cash used in operating activities	(29,275)	(6,243)
Cash flows from investing activities:
Purchases of property and equipment	(3,126)	(627)
Purchases of investments	(197,100)	—
Maturities of investments	47,295	—
Changes in restricted cash	—	(102)
Net cash used in investing activities	(152,931)	(729)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	(24)	10,558
Proceeds from issuance of notes payable	—	2,000
Proceeds from exercise of stock options and common stock warrants	260	5
Proceeds from issuance of common stock upon completion of initial public offering	143,015	-
Repayment of notes payable	(2,600)	(100)
Payments of initial public offering costs	(2,928)	(25)
Net cash provided by financing activities	137,723	12,438
Net (decrease) increase in cash and cash equivalents	(44,483)	5,466
Cash and cash equivalents at beginning of period	114,185	1,654
Cash and cash equivalents at end of period	$69,702	$7,120
Supplemental disclosure of cash flow information:
Cash paid for interest	$162	$93
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock upon listing of the Company’s common stock on the NASDAQ	$136,053	$—
Accretion of convertible preferred stock to redemption value	$—	$1,019
Deferred offering costs included in accounts payable and accrued expenses	$—	$97
Property and equipment purchases included in accounts payable and accrued expenses	$648	$—

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(Unaudited)

1.	Nature of the Business and Basis of Presentation

Seres Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in October 2010 under the name Newco LS21, Inc. In October 2011, the Company changed its name to Seres Health, Inc., and in May 2015, the company changed its name to Seres Therapeutics, Inc. The Company is a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to restore health by repairing the function of a dysbiotic microbiome. The Company’s lead product candidate, SER-109, is intended to prevent further recurrences of Clostridium difficile  infection (“CDI”), a debilitating infection of the colon, and, if approved by the FDA, could be a first-in-field drug. Using its microbiome therapeutics platform, the Company is developing additional product candidates, including SER-262 to prevent an initial recurrence of primary CDI and SER-287 to treat inflammatory bowel disease, including ulcerative colitis, and other product candidates to treat enteric pathogens, such as antibiotic-resistant bacteria. The Company is also conducting research on metabolic diseases, such as early-stage, non-insulin dependent diabetes; other inflammatory diseases, such as Crohn’s disease; and infections related to antibiotic use, cancer chemotherapy and immune suppression.

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

On July 1, 2015, the Company completed an initial public offering (“IPO”) of its common stock, and issued and sold 8,545,138 shares of common stock at a price to the public of $18.00 per share, resulting in net proceeds of approximately $139,267 after deducting underwriting discounts and commissions and estimated offering expenses. The shares issued upon closing of the IPO included 1,114,583 shares of the Company’s common stock, which were sold to the underwriters pursuant to the full exercise of their option to purchase additional shares of common stock. Upon the listing of the Company’s common stock on the NASDAQ Global Select Market (“NASDAQ”) on June 26, 2015, all outstanding shares of the Company’s convertible preferred stock automatically converted into 22,866,987 shares of the Company’s common stock. In addition, at this time, the warrant to purchase shares of the Company’s Series A-2 convertible preferred stock was converted into a warrant to purchase shares of the Company’s common stock.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements as of September 30, 2015 and for the three months and nine months ended September 30, 2015 and 2014 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2014 included in the Company’s final prospectus filed under the Securities Act of 1933, as amended, with the SEC pursuant to Rule 424(b)(4) on June 26, 2015.

The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of September 30, 2015 and consolidated results of operations for the three and nine months ended September 30, 2015 and 2014 and its cash flows for the nine months ended September 30, 2015 and 2014. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2015.

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

Restricted Cash

The Company held cash of $139 as of September 30, 2015 and December 31, 2014 in a separate restricted bank account as a security deposit for the lease of the Company’s facilities and as collateral for the Company’s credit card program with Comerica Bank. The Company has classified these deposits as long-term restricted cash on its balance sheet.

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

The Company’s cash equivalents and investments are carried at fair value, determined according to the fair value hierarchy described above. The carrying values of the Company’s accounts payable and accrued expenses approximate their fair value due to the short-term nature of these liabilities. The carrying value of the Company’s outstanding debt as of December 31, 2014 approximates fair value based on the variable interest rate for the borrowings outstanding as well as the short duration of the term of the note. The fair value of the outstanding debt was estimated using a discounted cash flow analysis based on current market interest rates for debt issuances with similar remaining years to maturity, adjusted for credit risk, which represents a Level 3 measurement.

The following table presents information about the Company’s assets and liabilities as of September 30, 2015 and December 31, 2014 that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2015 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents	$—	$45,513	$—	$45,513
Investments:
Corporate Bonds	$—	$44,206	$—	$44,206
Commercial Paper	—	83,327	—	83,327
Government Securities	—	22,108	—	22,108
	$—	$195,154	$—	$195,154

	Fair Value Measurements as of December 31, 2014 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Liability for preferred stock warrant	$—	$—	$1,582	$1,582
	$—	$—	$1,582	$1,582

As of September 30, 2015, the Company’s cash equivalents, which were invested in money market funds, corporate bonds and commercial paper with original maturities of less than 90 days from the date of purchase, were valued based on Level 2 inputs. The fair value of the Company’s investments, which consisted of corporate bonds, commercial paper and government securities as of September 30, 2015, were determined using Level 2 inputs. During the three and nine months ended September 30, 2015 and 2014, there were no transfers between Level 1, Level 2 and Level 3.

The liability for the preferred stock warrant in the amount of $1,582 in the table above as of December 31, 2014 is comprised of the value of a warrant for the purchase of Series A-2 convertible preferred stock and is based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. There were no other assets or liabilities measured at a fair value on a recurring basis at September 30, 2015 or December 31, 2014.

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

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs (non-current) until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the financing. As of September 30, 2015 and December 31, 2014 the Company had recorded $0 and $1,684, respectively, of deferred offering costs in contemplation of the IPO. On July 1, 2015, the Company reclassified $3,748 of deferred offering costs to additional paid in capital as a reduction of the proceeds from the IPO.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses include salaries, stock-based compensation and benefits of employees, third-party license fees and other operational costs related to the Company’s research and development activities, including allocated facility-related expenses, external costs of outside vendors engaged to conduct both pre-clinical studies and clinical trials, contract manufacturing of pre-clinical and clinical product supply and other costs in connection with the development of our manufacturing processes.

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

On August 17, 2015, Comerica Bank exercised its warrant for the purchase of common stock at an exercise price of $1.78 per share of common stock. The Company received proceeds of $164 in connection with the exercise of the common stock warrant.

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on developing Ecobiotic microbiome therapeutics to treat dysbiosis in the colonic microbiome. No revenue has been generated since inception, and all tangible assets are held in the United States.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the three and nine months ended September 30, 2015, other comprehensive income (loss) consisted of changes in unrealized gains (losses) from available-for-sale investments. There was no difference between net loss and comprehensive loss for the three and nine months ended September 30, 2014.

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options and warrants and unvested restricted stock. The Company applies the two-class method to calculate its basic and diluted net loss per share attributable to common stockholders, as its convertible preferred stock and common stock are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method does not impact the net loss per share of common stock as the Company was in a net loss position for each of the periods presented and preferred stockholders do not participate in losses.

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

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2015	2014
Stock options to purchase common stock	4,842,496	3,056,805
Unvested restricted common stock	625	78,125
Warrants for the purchase of convertible preferred stock	—	92,127
Warrants for the purchase of common stock	—	738,635
Convertible preferred stock (as converted to common stock)	—	15,309,548
	4,843,121	19,275,240

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the  FASB issued ASU No. 2015-14, Revenue from Contracts with

Customers (Topic 606): Deferral of the Effective Date,  which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. We are currently evaluating the method of adoption and the potential impact that Topic 606 may have on our financial position and results of operations.

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

3.	Investments

As of September 30, 2015, the fair value of available-for-sale investments by type of security was as follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate bonds	$44,288	$—	$(82)	$44,206
Commercial paper	83,254	73	—	83,327
Government securities	22,107	1	—	22,108
	$149,649	$74	$(82)	$149,641

Investments with original maturities of less than 90 days are included in cash and cash equivalents on the consolidated balance sheets and are not included in the table above. The Company did not hold any investments as of December 31, 2014.

As of September 30, 2015, the Company’s corporate bonds, commercial paper and government securities had remaining maturities of less than 12 months.

4.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2015	December 31, 2014
Laboratory equipment	$2,700	$1,260
Computer equipment	292	115
Furniture and office equipment	236	58
Leasehold improvements	1,856	114
Construction in progress	136	—
	5,220	1,547
Less: Accumulated depreciation and amortization	(677)	(283)
	$4,543	$1,264

Construction in progress at September 30, 2015 was comprised primarily of laboratory equipment purchased in connection with the build-out of laboratory space in one of our Cambridge, Massachusetts facilities.

Depreciation and amortization expense was $182, $394, $47 and $113 for the three and nine months ended September 30, 2015 and 2014, respectively.

5.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2015	December 31, 2014
Development and manufacturing costs	$625	$598
Payroll and payroll-related costs	1,382	547
Professional fees	281	314
Facility and other	469	278
	$2,757	$1,737

6.	Notes Payable

On September 9, 2013, the Company entered into a loan and security agreement with Comerica Bank (“Comerica”), as amended on December 22, 2014, which provided for borrowings of up to $3,000 through August 2014. On September 9, 2013, the Company received $1,000 from borrowings under the agreement, and from March to August 2014, the Company received $2,000 from additional borrowings under the agreement. Through December 31, 2014, the Company borrowed the full $3,000 available under the loan and security agreement and had made $400 of scheduled principal repayments. During the nine months ended September 30, 2015, the Company made $900 of scheduled principal repayments. Borrowings under the loan and security agreement are collateralized by substantially all of the Company’s assets, except for its intellectual property.

In accordance with the terms of the loan and security agreement, the Company is obligated to make monthly, interest-only payments on any term loans funded under the agreement until August 1, 2014. Thereafter, the Company is obligated to pay 30 consecutive, equal monthly installments of principal and interest from September 1, 2014 through February 1, 2017, the maturity date. Term loans under the loan and security agreement bear interest at an annual rate equal to 3.0% plus the greater of (1) the bank’s prime rate and (2) the LIBOR rate plus 2.5%. As of September 30, 2015, the greater rate was 6.25%. In addition, a final payment of $60 is due upon the earlier of the maturity date, acceleration of the term loans or prepayment of all or part of the term loans. That amount is being recorded as additional interest expense over the term of the loan and security agreement, using the effective interest method.

On September 17, 2015, the Company made a payment of $1,765 to Comerica to satisfy all amounts owed under the loan and security agreement. The extinguishment amount was comprised of $1,700 of outstanding principal and $65 of final fees and accrued interest. Upon payment, Comerica released the Company of all security interests held in the Company’s assets, except for the cash collateral securing the Company’s corporate cards and standby letters of credit, and terminated all loan documents related to the loan and security agreement (other than any indemnification obligations and other provisions which survive termination).

In connection with the extinguishment of the loan and security agreement, the Company recorded a loss on extinguishment of $140, which has been recorded as interest expense in the three and nine months ended September 30, 2015.

Accretion of the debt discount recorded as additional interest expense was $73, $96, $16 and $49 for the three and nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and December 31, 2014, the unamortized debt discount was $0 and $96, respectively.

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

The Company recorded losses of $7, $521 and $504 for nine months ended September 30, 2015 and the three and nine months September 30, 2014, respectively, to reflect the change in fair value of this preferred stock warrant.

The following assumptions and inputs were used in determining the fair value of the preferred stock warrant liability valued using the Black-Scholes option-pricing model:

	Nine Months Ended September 30,
	2015	2014
Risk-free interest rate	2.40%	2.60%
Expected term (in years)	8.2	8.9
Expected volatility	91.2%	86.0%
Expected dividend yield	0%	0%
Fair value of Series A-2 convertible preferred stock	$17.26	$7.82

The following table provides a rollforward of the fair value of the Company’s preferred stock warrant liability:

Balance as of December 31, 2014	$1,582
Loss on revaluation	7
Reclassification to stockholders’ equity	(1,589)
Balance as of September 30, 2015	$—

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

On August 17, 2015, Comerica Bank exercised its warrant for the purchase of common stock at an exercise price of $1.78 per share of common stock. The Company received proceeds of $164 in connection with the exercise of the common stock warrant.

8.	Convertible Preferred Stock

As of September 30, 2015, the Company’s Amended and Restated Certificate of Incorporation, as further amended, authorized the Company to issue 10,000,000 shares of preferred stock, $0.001 par value per share.

9.	Stockholders’ Equity

Common Stock

On July 1, 2015, the Company completed an IPO, and issued and sold 8,545,138 shares of common stock at a public offering price of $18.00 per share, resulting in net proceeds of approximately $139,267 after deducting underwriting discounts and commissions and other offering expenses totaling $3,748. The shares issued upon closing of the IPO included 1,114,583 shares of the Company’s common stock, which were sold to the underwriters pursuant to the full exercise of their option to purchase additional shares of common stock. Upon the listing of the Company’s common stock on the NASDAQ on June 26, 2015, all outstanding shares of the Company’s convertible preferred stock automatically converted into 22,866,987 shares of the Company’s common stock.

As of December 31, 2014, the Company’s Amended and Restated Certificate of Incorporation, as further amended, authorized the Company to issue 38,000,000 shares of common stock, $0.001 par value per share. On July 1, 2015, in connection with the closing of the IPO, the Company effected its Restated Certificate of Incorporation, which authorizes the Company to issue 200,000,000 shares of common stock, $0.001 par value per share.

Common Stock Warrant

In June 2014, the Company entered into a research agreement with the Mayo Foundation for Medical Education and Research (“Mayo”) under which the Company acquired a license to intellectual property. In exchange for the license, the Company issued to Mayo a warrant to purchase 454,545 shares of common stock at an exercise price of $0.01 per share, which was immediately exercisable. Upon issuance of the warrant, the Company recorded research and development expense of $317 for the fair value of the warrant, determined using the following assumptions in the Black-Scholes option-pricing model: expected volatility of 86.0%, risk-free interest rate of 2.3%, expected term of seven years (equaling the contractual term of the warrant) and no expected dividends. Because this warrant was indexed to the Company’s stock and could only be settled by gross physical delivery of shares the Company determined that this warrant qualifies for equity classification. This warrant was exercised on April 29, 2015.

The Company also issued to Mayo an additional warrant (the “performance warrant”) to purchase up to 284,090 shares of common stock at an exercise price equal to the per share price at which the Company most recently sold shares of its preferred stock. The performance warrant was exercisable for a number of shares to be determined by the Company’s board of directors from time to time, upon the achievement by Mayo of specified milestones related. The performance warrant provided for termination upon the closing of an initial public offering by the Company. The IPO closed prior to any probable achievement of the specified milestones, therefore, the warrant terminated and the Company did not record any expense for the performance warrant from the date of issuance through the closing of the IPO.

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

2015 Employee Stock Purchase Plan

On June 16, 2015, the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 25, 2015. A total of 365,000 shares of common stock were reserved for issuance under the ESPP. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each calendar year, beginning in 2016 and ending in 2025, by an amount equal to the least of (i) 400,000 shares, (ii) 1% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (iii) an amount determined by the Company’s board of directors. Offering periods under the ESPP will commence when determined by the plan administrator.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2014	3,579,342	$1.38	9.21	$59,498
Granted	1,540,124	18.26
Exercised	(206,720)	0.44
Forfeited	(70,250)	5.04
Outstanding as of September 30, 2015	4,842,496	$6.73	8.89	$111,830
Options exercisable as of September 30, 2015	1,279,950	$0.60	8.26	$37,168
Options vested and expected to vest as of September 30, 2015	4,842,496	$6.73	8.89	$111,830

The weighted average grant-date fair value of stock options granted during the three and nine months ended September 30, 2015 was $29.25 and $13.00 per share, respectively.

During the nine months ended September 30, 2015, the Company granted performance-based stock options to employees for the purchase of an aggregate of 30,000 shares of common stock with a grant date fair value of $12.89 per share. These stock options are exercisable only upon achievement of specified performance targets. As of September 30, 2015, none of these options were exercisable because none of the specified performance targets had been achieved. Because achievement of the specified performance targets was not deemed probable as of September 30, 2015, the Company did not record any expense for these stock options from the dates of issuance through September 30, 2015.

As of September 30, 2015, there were outstanding unvested service-based stock options held by non-employees for the purchase of 32,125 shares of common stock.

Restricted Common Stock

The Company has granted restricted common stock with time-based vesting conditions. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the time-based vesting conditions of each award. The table below summarizes the Company’s restricted stock activity since December 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted common stock as of December 31, 2014	52,500	$0.001
Vested	(51,875)	$0.001
Unvested restricted common stock as of September 30, 2015	625	$0.001

Stock-based Compensation Expense

The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories of its consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development expenses	$1,304	$272	$3,818	$344
General and administrative expenses	1,203	331	3,089	356
	$2,507	$603	$6,907	$700

10.	Income Taxes

The Company did not provide for any income taxes in any of the three or nine month periods ended September 30, 2015 or 2014.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of ASC 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at September 30, 2015 and December 31, 2014.

As of September 30, 2015 and December 31, 2014, the Company had no accrued interest or tax penalties recorded. The Company files income tax returns in the U.S. and various state jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended 2011 through 2014. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated my still be adjusted upon examination by the Internal Revenue Service or state tax authorizes to the extent it is utilized in a future period. There are no currently ongoing or pending examinations in any jurisdictions.

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

During the three and nine months ended September 30, 2015 and 2014, the Company recognized $352, $892, $118 and $343, respectively, of rental expense related to office and laboratory space.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2014 or September 30, 2015.

12.	Related Party Transactions

In October 2010, the Company entered into a services agreement with Flagship Ventures Management, Inc., an affiliate of one of its stockholders, Flagship Venture Funds, to provide general and administrative services to the Company, including the employer portions of employee health and dental benefit plans for Seres Therapeutics employees and consulting services. The Company made payments under the agreement of $185, $434, $101 and $362 during the three and nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there were no amounts due to Flagship Ventures Management, Inc. related to the services agreement.

13.	Subsequent Events

On November 11, 2015, the Company entered into a non-cancelable property lease with BMR-Sidney Research Campus LLC (“BMR”) for 83,396 square feet of office, laboratory and pilot manufacturing space at 200 Sidney Street, Cambridge, Massachusetts. The lease term is expected to commence in March 2016 and end in November 2023. The Company has the option to extend the lease twice, each for a five-year period. The Company intends to move its corporate headquarters to this location in mid-2016.

Future minimum lease payments, excluding operating expense and real estate taxes, are expected to be approximately $1,760 in 2016, $5,544 in 2017, $5,711 in 2018, $5,882 in 2019, $6,058 in 2020, and $18,223 thereafter. BMR will contribute a total of $12,509 toward the cost of tenant improvements.

The Company is required to provide a $1,400 security deposit, which the Company expects to provide in the form of a letter of credit in the favor of BMR.

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

Since our inception in October 2010, we have devoted substantially all of our resources to developing SER-109, researching SER-262 and SER-287, building our intellectual property portfolio, developing our supply chain, business planning, raising capital and providing general and administrative support for these operations. From our inception through June 30, 2015, we had financed our operations through private placements of our convertible preferred stock, the issuance of convertible promissory notes and borrowings under a loan and security agreement, as amended, with Comerica Bank, or the loan and security agreement. Through June 30, 2015, we had received gross proceeds of $137.0 million from such transactions.

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

As of September 30, 2015 we had repaid all amounts of the total $3.0 million borrowed under the loan and security agreement.

We are a development stage company and have not generated any revenue. All of our product candidates other than SER-109 are still in pre-clinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss was $16.7 million for the year ended December 31, 2014 and $35.1 million, for the nine months ended September 30, 2015. As of September 30, 2015, we had an accumulated deficit of $63.0 million.

We expect that our expenses will increase substantially in connection with our ongoing activities, particularly as we:

•	advance the clinical development of SER-109 for the prevention of further recurrences of CDI in patients suffering from recurrent CDI, through a Phase 2 clinical study;
•	initiate clinical development of SER-262 to be used following antibiotic treatment of primary CDI to prevent an initial recurrence of CDI;
•	initiate clinical development of SER-287 for the treatment of ulcerative colitis, a form of inflammatory bowel disease;
•	continue to conduct research and continue pre-clinical development of additional Ecobiotic microbiome therapeutics, including SER-155 for the treatment of antibiotic-resistant bacteria;
•	make strategic investments in manufacturing capabilities, including potentially planning and building a commercial manufacturing facility;
•	maintain our current intellectual property portfolio and opportunistically acquire complementary intellectual property; and
•	seek to obtain regulatory approvals for our product candidates.

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

The table below summarizes our research and development expenses incurred on our platform and by product development program.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Microbiome therapeutics platform	$5,757	$1,878	$12,829	$4,477
SER-109	2,768	588	9,512	1,169
SER-262	305	—	725	12
SER-287	1,020	—	1,129	—
Total research and development expenses	$9,850	$2,466	$24,195	$5,658

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

Other Income (Expense), Net

Interest Income (Expense), Net. Interest income (expense), net consists of interest earned on our cash, cash equivalents and investments as well as interest expense incurred on our debt. During the three and nine months ended September 30, 2015 and 2014, interest expense consisted of interest at the stated rate on borrowings under our loan and security agreement, amortization of deferred financing costs and interest expense related to the accretion of debt discount associated with (1) the fair value of the preferred stock warrant we issued in connection with the loan and security agreement and (2) a final payment due at maturity and the amortization of debt discount and premiums on our investments.

On September 17, 2015, we made a payment of $1.8 million to Comerica to satisfy all amounts owed under the loan and security agreement. The extinguishment amount was comprised of $1.7 million of outstanding principal and $0.1 million of final payment fees and accrued interest. Upon payment, Comerica released us of all security interests held in our assets, except for the cash collateral securing our corporate cards and standby letters of credit, and terminated all loan documents related to the loan and security agreement (other than any indemnification obligations and other provisions which survive termination).

In connection with the extinguishment of the loan and security agreement, we recorded a loss on extinguishment of $0.1 million, which has been recorded as interest expense in the three and nine months ended September 30, 2015.

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

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in any of the three or nine month periods ended September 30, 2015 or 2014.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. During the three and nine months ended September 30, 2015, there were no material changes to our critical accounting policies. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our final prospectus for our initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 26, 2015 and the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of Operations

Comparison of Three Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Increase
	2015	2014	(Decrease)
	(in thousands)
Revenue	—	—	—
Operating expenses:
Research and development	$9,850	$2,466	$7,384
General and administrative	4,711	1,113	3,598
Total operating expenses	14,561	3,579	10,982
Loss from operations	(14,561)	(3,579)	(10,982)
Other income (expense):
Interest income (expense), net	(59)	(61)	2
Revaluation of preferred stock warrant liability	—	(521)	521
Total other income (expense), net	(59)	(582)	523
Net loss	$(14,620)	$(4,161)	$(10,459)

Research and Development Expenses

	Three Months Ended September 30,		Increase
	2015	2014	(Decrease)
	(in thousands)
Microbiome therapeutics platform	$5,757	$1,878	$3,879
SER-109	2,768	588	2,180
SER-262	305	—	305
SER-287	1,020	—	1,020
Total research and development expenses	$9,850	$2,466	$7,384

Research and development expenses were $9.9 million for the three months ended September 30, 2015, compared to $2.5 million for the three months ended September 30, 2014. The increase of $7.4 million was due primarily to the following:

•

an increase of $3.9 million in research expenses related to our microbiome therapeutics platform, due primarily to (i) higher payroll and consultant costs of $2.4 million, which included an increase in stock-based compensation expense of $1.0 million which was due primarily to an increase in employee headcount, (ii) an increase in lab consumables and supplies cost of $0.8 million and (iii) an increase in travel costs of $0.2 million;

•

an increase of $2.2 million in expenses related to our SER-109 program, due primarily to higher clinical trial costs of $1.5 million, higher clinical consulting costs of $0.3 million and higher sequencing costs of $0.1 million;

•	an increase of $0.3 million in expenses of our SER-262 program in connection with various pre-clinical and development activities related to the program; and
•	an increase of $1.0 million in expenses of our SER-287 program in connection with various pre-clinical and development activities related to the program.

We expect that our research and development expenses will continue to increase in the foreseeable future as we initiate clinical trials for certain product candidates, including SER-262 and SER-287, continue to discover and develop additional product candidates, including SER-155, and pursue later stages of clinical development of our product candidates.

General and Administrative Expenses

	Three Months Ended September 30,		Increase
	2015	2014	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$2,236	$556	$1,680
Professional fees	1,692	406	1,286
Facility-related and other	783	151	632
Total general and administrative expenses	$4,711	$1,113	$3,598

General and administrative expenses were $4.7 million for the three months ended September 30, 2015, compared to $1.1 million for the three months ended September 30, 2014. The increase of $3.6 million was primarily due to (i) an increase in personnel related costs of $1.7 million, which included an increase of $0.9 million in stock-based compensation, (ii) an increase in professional fees of $1.3 million, (iii) an increase in facility costs of $0.6 million including an increase of $0.2 million in insurance costs in connection with operating as a public company. Personnel related costs increased primarily due to the hiring of additional employees from September 30, 2014 to September 30, 2015 to support corporate operations and business development activities, including the hiring of our Chief Financial Officer in November 2014. The increase in professional fees was due to an increase in accounting, audit and legal fees as a result of ongoing business activities. The increase in facility-related and other costs was primarily due to an increase in office-related expenses and rent expense resulting from our new facility that commenced in February 2015.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2015 was an expense of $0.1 million, compared to expense of $0.6 million for the three months ended September 30, 2014. The $0.5 million decrease in other expense, net was primarily due to no charge in the current period for revaluing the preferred stock warrant liability. In connection with the automatic conversion of our convertible preferred stock, which occurred upon the listing of our common stock on the NASDAQ on June 26, 2015, the preferred stock warrant liability was remeasured at fair value and reclassified to additional paid-in capital; as such, no revaluation charge was recorded for the three months ended September 30, 2015.

In connection with the extinguishment of the loan and security agreement, we recorded a loss on extinguishment of $0.1 million, which has been recorded as interest expense in the three months ended September 30, 2015.

Results of Operations

Comparison of Nine Months Ended September 30, 2015 and 2014

The following table summarizes our results of operations for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)
	(in thousands)
Revenue	—	—	—
Operating expenses:
Research and development	$24,195	$5,658	$18,537
General and administrative	$10,873	2,211	8,662
Total operating expenses	35,068	7,869	27,199
Loss from operations	(35,068)	(7,869)	(27,199)
Other income (expense):
Interest income (expense), net	$(71)	(154)	83
Revaluation of preferred stock warrant liability	$(7)	(504)	497
Total other income (expense), net	(78)	(658)	580
Net loss	$(35,146)	$(8,527)	$(26,619)

Research and Development Expenses

	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)
	(in thousands)
Microbiome therapeutics platform	$12,829	$4,477	$8,352
SER-109	9,512	1,169	8,343
SER-262	725	12	713
SER-287	1,129	—	1,129
Total research and development expenses	$24,195	$5,658	$18,537

Research and development expenses were $24.2 million for the nine months ended September 30, 2015, compared to $5.7 million for the nine months ended September 30, 2014. The increase of $18.5 million was due primarily to the following:

•

an increase of $8.4 million in research expenses related to our microbiome therapeutics platform, due primarily to higher payroll and consultant costs of $6.6 million, which included an increase in stock-based compensation expense of $3.5 million, which was due primarily to an increase in employee headcount; an increase in lab consumables and supplies cost of $0.7 million, higher facility related costs of $0.9 million and an increase in travel costs of $0.3 million; these increases were partially offset by a decrease in license fees of $0.3 million;

•

an increase of $8.3 million in expenses related to our SER-109 program, due primarily to higher clinical trial costs of $5.0 million, higher bioprocess development costs of $2.3 million, higher sequencing costs of $0.3 million, and higher costs of lab consumables and supplies of $0.7 million;

•	an increase of $0.7 million in expenses of our SER-262 program in connection with various pre-clinical and development activities related to the program; and
•	an increase of $1.1 million in expenses of our SER-287 program in connection with various pre-clinical and development activities related to the program.

We expect that our research and development expenses will continue to increase in the foreseeable future as we initiate clinical trials for certain product candidates, including SER-262 and SER-287, continue to discover and develop additional product candidates, including SER-155, and pursue later stages of clinical development of our product candidates.

General and Administrative Expenses

	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)
	(in thousands)
Personnel related (including stock-based compensation)	$5,913	$861	$5,052
Professional fees	3,309	1,036	2,273
Facility-related and other	1,651	314	1,337
Total general and administrative expenses	$10,873	$2,211	$8,662

General and administrative expenses were $10.9 million for the nine months ended September 30, 2015, compared to $2.2 million for the nine months ended September 30, 2014. The increase of $8.7 million was primarily due to (i) an increase in personnel related costs of $5.1 million, which included an increase of $2.7 million in stock-based compensation, (ii) an increase in professional fees of $2.3 million, (iii) an increase in facility-related and other costs of $1.3 million including an increase of $0.2 million in insurance costs in connection with operating as a public company. Personnel related costs increased primarily due to the hiring of additional employees from September 30, 2014 to September 30, 2015 to support corporate operations and business development activities, including the hiring of our Chief Financial Officer in November 2014. The increase in professional fees was due to an increase in accounting, audit and legal fees as a result of ongoing business activities. The increase in facility-related and other costs was primarily due to an increase in office-related expenses and rent expense resulting from our new facility for that commenced in February 2015.

Other Income (Expense), Net

Other income (expense), net for the nine months ended September 30, 2015 was an expense of less than $0.1 million, compared to expense of $0.7 million for the nine months ended September 30, 2014. The decrease in other expense, net was primarily due to no charge in the current period for revaluing the preferred stock warrant liability.

In connection with the extinguishment of the loan and security agreement, we recorded a loss on extinguishment of $0.1 million, which has been recorded as interest expense in the nine months ended September 30, 2015.

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

From our inception through June 30, 2015, we had financed our operations through private placements of our convertible preferred stock, the issuance of convertible promissory notes and borrowings under the loan and security agreement. Through June 30, 2015, we had received gross proceeds of $137.0 million from such transactions and we had repaid $1.0 million of the total $3.0 million borrowed under the loan and security agreement. On July 1, 2015, we completed the IPO and issued and sold 8.5 million shares of our common stock at a public offering price of $18.00 per share, resulting in net proceeds of approximately $139.3 million after deducting underwriting discounts and commissions and estimated offering expenses. The shares issued upon closing of the IPO included 1.1 million shares of our common stock, which were sold pursuant to the underwriters’ full exercise of their option to purchase additional shares of our common stock. Upon the listing of our common stock on the NASDAQ on June 26, 2015, all outstanding shares of our convertible preferred stock automatically converted into 22.9 million shares of the Company’s common stock. As of September 30, 2015, we had cash, cash equivalents and investments totaling $219.3 million and an accumulated deficit of $63.0 million.

On September 9, 2013, we entered into the loan and security agreement, which provided for total borrowings of up to $3.0 million. Through June 30, 2015, we had borrowed the full $3.0 million available under the loan and security agreement and had made $1.0 million of scheduled principal repayments.

On September 17, 2015, we made a payment of $1.8 million to Comerica to satisfy all amounts owed under the loan and security agreement. The extinguishment amount was comprised of $1.7 million of outstanding principal and $0.1 million of final payment fees and accrued interest. Upon payment, Comerica released us of all security interests held in our assets, except for the cash collateral securing our corporate cards and standby letters of credit, and terminated all loan documents related to the loan and security agreement (other than any indemnification obligations and other provisions which survive termination).

In connection with the extinguishment of the loan and security agreement, we recorded a loss on extinguishment of $0.1 million, which has been recorded as interest expense in the three and nine months ended September 30, 2015.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash used in operating activities	$(29,275)	$(6,243)
Cash used in investing activities	$(152,931)	(729)
Cash provided by financing activities	$137,723	12,438
Net increase (decrease) in cash and cash equivalents	$(44,483)	$5,466

Operating Activities. During the nine months ended September 30, 2015, operating activities used $29.3 million of cash, primarily resulting from our net loss of $35.1 million and cash used from changes in our operating assets and liabilities of $1.7 million partially offset by non-cash charges of $7.6 million. Net cash used for changes in our operating assets and liabilities during the nine months ended September 30, 2015 consisted of a $3.0 million increase in prepaid expenses and other current assets, offset in part by a $0.7 million increase in accrued expenses and other current liabilities and accounts payable of $0.5 million. The decrease in our accounts payable was due to the timing of payments. The increase in prepaid expenses and other current assets was due primarily to prepayments made for clinical trial activities and insurance premiums.

During the nine months ended September 30, 2014, operating activities used $6.2 million of cash, primarily resulting from our net loss of $8.5 million, partially offset by non-cash charges of $1.7 million and by cash provided by changes in our operating assets and liabilities of $0.6 million. Net cash provided by changes in our operating assets and liabilities during the nine months ended September 30, 2014 consisted primarily of a $0.5 million increase in accounts payable and a $0.3 million increase in accrued expenses and other current liabilities. The increase in accounts payable was due to the timing of vendor invoicing and payments. The increase in our accrued expenses was primarily due to an increase in our accruals for outside services.

Investing Activities. During the nine months ended September 30, 2015, we used $152.9 million of cash in investing activities, consisting of purchases of investments of $197.1 million and purchases of property and equipment of $3.1 million. The decrease was partially offset by maturities of investments of $47.3 million.

During the nine months ended September 30, 2014, we used $0.7 million of cash in investing activities, consisting of purchases of property and equipment of $0.6 million and an increase in restricted cash of $0.1 million.

Financing Activities. During the nine months ended September 30, 2015, net cash provided by financing activities was $137.7 million as a result of proceeds from issuance of common stock in connection with our initial public offering of $143.0 and proceeds of $0.3 million in connection with the exercise of options and warrants to purchase our common stock. These increases were partially offset by principal repayments of $2.6 million of borrowings under our loan and security agreement and payments of costs in connection with the IPO of $2.9 million.

During the nine months ended September 30, 2014, net cash provided by financing activities was $12.4 million as a result of net proceeds of $10.6 million received from the issuance of convertible preferred stock and $2.0 million received from borrowings under our loan and security agreement.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to SER-109, which is still in clinical development, and our follow-on therapeutics and other programs. In addition, we expect to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	advance the clinical development of SER-109, our lead product candidate;

•	continue the research and development of our other product candidates, including commencing clinical trials for SER-262 and SER-287;
•	seek to enhance our microbiome therapeutics platform and discover and develop additional product candidates, including SER-155;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	potentially establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
•

add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and to support our transition to a public company;

•	expand our facilities footprint to accommodate a new corporate headquarters and additional laboratory and pilot manufacturing space; and
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

We expect that our existing cash and cash equivalents, together with the net proceeds from the IPO, which closed on July 1, 2015, will enable us to fund our operating expenses and capital expenditure requirements through at least the first half of 2017. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of SER-109 or our follow-on programs and because the extent to which we may enter into collaborations with third parties for development of these product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements for SER-109 or our other programs will depend on many factors, including:

•	the advancement of the clinical development of SER-109;
•	the cost of manufacturing clinical supplies of our product candidates;
•	the scope, progress, results and costs of pre-clinical development, laboratory testing and clinical trials for our other product candidates, including SER-287, SER-262 and SER-155;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	the effect of competing technological and market developments; and
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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations from those described in the final prospectus filed under the Securities Act with the Securities and Exchange Commission pursuant to Rule 424(b)(4) on June 26, 2015, except as described below.

On September 17, 2015, we made a payment of $1.8 million to Comerica to satisfy all amounts owed under the loan and security agreement. The extinguishment amount was comprised of $1.7 million of outstanding and $0.1 million of final payment fees and accrued interest. Upon payment, Comerica released us of all security interests held in our assets, except for the cash collateral securing our corporate cards and standby letters of credit, and terminated all loan documents related to the loan and security agreement.

On November 11, 2015, we entered into a non-cancelable property lease with BMR-Sidney Research Campus LLC (“BMR”) for 83,396 square feet of office, laboratory and pilot manufacturing space at 200 Sidney Street, Cambridge, Massachusetts. The lease term is expected to commence in March 2016 and end in November 2023. We intend to move our corporate headquarters to this location in mid-2016.

Future minimum lease payments, excluding operating expense and real estate taxes, are expected to be approximately $1.8 million in 2016, $5.5 million in 2017, $5.7 million in 2018, $5.9 million in 2019, $6.1 million in 2020, and $18.2 million thereafter. BMR will contribute a total of $12.5 million toward the cost of tenant improvements.

We are required to provide a $1.4 million security deposit, which we expect to provide in the form of a letter of credit in the favor of BMR.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2015, our cash, cash equivalents and investments consisted of cash, money market accounts and investments in corporate bonds, commercial paper and government securities with remaining maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $3.1 million for the year ended December 31, 2012, $6.1 million for the year ended December 31, 2013, $16.7 million for the year ended December 31, 2014 and $35.1 million for the nine months ended September 30, 2015. As of September 30, 2015, we had an accumulated deficit of $63.0 million. To date, we have financed our operations through the initial public offering of our common stock, private placements of our preferred stock, and the issuance of convertible promissory notes and borrowings under our loan and security agreement with Comerica Bank, or the loan and security agreement. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting pre-clinical studies and clinical trials. We are in the early stages of development of our product candidates, which we call Ecobiotic microbiome therapeutics, and we have not completed development of any Ecobiotic microbiome therapeutics or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

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

We are using our microbiome therapeutics platform to develop Ecobiotic microbiome therapeutics, with an initial focus on developing SER-109 for the prevention of further recurrences of Clostridium difficile infection, or CDI, in patients suffering from recurrent CDI. While we believe our pre-clinical and Phase 1b/2 clinical data to date has validated our platform to a degree, we are at an early stage of development and our platform has not yet, and may never lead to, approvable or marketable drugs. We are developing additional product candidates that we intend to be used to prevent non- Clostridium difficile infection and to treat inflammatory and metabolic diseases. We may have problems applying our technologies to these other areas, and our new product candidates may not be as effective in preventing infection and disease as our initial product candidates. Even if we are successful in identifying additional product candidates, they may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. The success of our product candidates will depend on several factors, including the following:

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

We have received Breakthrough Therapy designation for SER-109, and we may seek Breakthrough Therapy designation for our other product candidates. A Breakthrough Therapy is defined as a drug or biologic that is intended to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed in early clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for clinical development. Drugs designated as breakthrough therapies by the FDA are also eligible for rolling review of the associated marketing application, meaning that the agency may review portions of the marketing application before the sponsor submits the complete application, as well as priority review, where the agency aims to act on the application within eight months.

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

We have obtained orphan drug designation for SER-109 for recurrent C. difficile infection and may seek orphan drug designation and exclusivity for some of our future product candidates. However, orphan drug exclusivity for a product may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

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

Our reliance on these third parties for research and development activities will reduce our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with regulatory standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, safety and welfare of trial participants are protected. Other countries’ regulatory agencies also have requirements for clinical trials with which we must comply. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database,  ClinicalTrials.gov , within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We are in the process of procuring a redundant supply or a second source for required raw materials used in the manufacture of our biologically sourced product candidates. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and anticipated future dependence upon others for the manufacture of our product candidates or products could delay, prevent or impair our development and commercialization efforts.

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

The development and commercialization of new drug and biologic products is highly competitive and is characterized by rapid and substantial technological development and product innovations. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. We are aware of a number of large pharmaceutical and biotechnology companies, including Merck, Shire, Sanofi, Pfizer, Johnson & Johnson and Novartis, as well as smaller, early-stage companies, that are pursuing the development of products, including microbiome therapeutics, for the prevention of CDI and other disease indications we are targeting. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others may be based on entirely different approaches. For example, FMT is a procedure that has resulted in high cure rates for recurrent CDI and our competitors and physicians may continue to seek to standardize and implement this procedure. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

•

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

A number of recent cases decided by the Supreme Court have involved questions of when claims reciting abstract ideas, laws of nature, natural phenomena and/or natural products are eligible for a patent, regardless of whether the claimed subject matter is otherwise novel and inventive. These cases include Association for Molecular Pathology v. Myriad Genetics, Inc. , 569 U.S. 12-398 (2013) or Myriad;  Alice Corp. v. CLS Bank International , 573 U.S. 13-298 (2014); and  Mayo Collaborative Services v. Prometheus Laboratories, Inc. , or Prometheus, 566 U.S. 10-1150 (2012). In response to these cases, the USPTO has issued guidance to the examining corps.

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

Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. If we are found, or believe there is a risk we may be found, to infringe a third party’s intellectual property rights, we could be required or may choose to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any such license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

Our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 67.5% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

The offer and sale of all of the shares in the offering was registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-204484), which was declared effective by the SEC on June 25, 2015, and a registration statement on Form S-1MEF (File No. 333-205238), which was automatically effective upon filing with the SEC on June 25, 2015. On September 17, 2015, we made a payment of $1.8 million to Comerica to satisfy all amounts owed under our loan and security agreement. The payoff amount was comprised of $1.7 million of outstanding principal under the loan and security agreement and $0.1 million of final payment fees and accrued interest. There has been no material change in our planned use of the net proceeds from the offering as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 26, 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On November 11, 2015, we entered into a non-cancelable property lease with BMR-Sidney Research Campus LLC (“BMR”) for 83,396 square feet of office, laboratory and pilot manufacturing space at 200 Sidney Street, Cambridge, Massachusetts. The lease term is expected to commence in March 2016 and end in November 2023. We intend to move our corporate headquarters to this location in mid-2016.

Future minimum lease payments, excluding operating expense and real estate taxes, are expected to be approximately $1.8 million in 2016, $5.5 million in 2017, $5.7 million in 2018, $5.9 million in 2019, $6.1 million in 2020, and $18.2 million thereafter. BMR will contribute a total of $12.5 million toward the cost of tenant improvements.

We are required to provide a $1.4 million security deposit, which we expect to provide in the form of a letter of credit in the favor of BMR.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERES THERAPEUTICS, INC.

Date November 12, 2015	By:	/s/ Eric D. Shaff
Eric D. Shaff
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15

3.2	Amended and Restated Bylaws	8-K	001-37465	3.2	7/1/15

10.1	Amendment to Employment Agreement, dated August 7, 2015 by and between the Registrant and Eric. D. Shaff	10-Q	001-37465	10.7	8/10/15

10.2	Amendment to Employment Agreement, dated August 7, 2015 by and between the Registrant and David N. Cook	10-Q	001-37465	10.9	8/10/15

10.3	Employment Agreement, dated August 10, 2015, by and between the Registrant and John G. Aunins	10-Q	001-37465	10.10	8/10/15

10.4	Amendment to Employment Agreement, dated August 7, 2015 by and between the Registrant and Michele Trucksis	10-Q	001-37465	10.12	8/10/15

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.