Form 10-Q
period 2016-03-31
Seres Therapeutics, Inc.
filed 2016-05-16
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-37465

Seres Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-4326290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 Sidney Street - 4th Floor Cambridge, MA	02139
(Address of principal executive offices)	(Zip Code)

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

As of May 9, 2016 there were 39,519,842 shares of Common Stock, $0.001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the following:

•	our status as an clinical-stage company and our expectation to incur losses in the future;
•	our future capital needs and our need to raise additional funds;
•	our ability to build a pipeline of product candidates and develop and commercialize drugs;
•	our unproven approach to therapeutic intervention;
•	our ability to enroll patients in clinical trials, timely and successfully complete those trials and receive necessary regulatory approvals;
•	our ability to establish our own manufacturing facilities and to receive or manufacture sufficient quantities of our product candidates;
•	our ability to protect and enforce our intellectual property rights;
•	federal, state, and foreign regulatory requirements, including FDA regulation of our product candidates;
•	our ability to obtain and retain key executives and attract and retain qualified personnel; and
•	our ability to successfully manage our growth.

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

Part I – Financial Information

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$193,228	$73,933
Investments	110,050	131,149
Prepaid expenses and other current assets	3,568	2,528
Total current assets	306,846	207,610
Property and equipment, net	16,082	7,751
Restricted cash	1,540	1,539
Total assets	$324,468	$216,900
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	5,763	5,397
Accrued expenses and other current liabilities	7,059	5,523
Deferred revenue - related party	12,000	—
Total current liabilities	24,822	10,920
Lease incentive obligation	4,527	586
Deferred revenue, net of current portion - related party	105,290	—
Total liabilities	134,639	11,506
Commitments and contingencies
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2016 and December 31, 2015; no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Stockholders’ equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2016 and December 31, 2015; 39,218,702 and 39,082,017 shares issued and outstanding at March 31, 2016 and December 31, 2015 , respectively	39	39
Additional paid-in capital	291,998	287,937
Accumulated other comprehensive income	108	30
Accumulated deficit	(102,316)	(82,612)
Total stockholders’ equity	189,829	205,394
Total liabilities and stockholders’ equity	$324,468	$216,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Revenue:
Collaboration revenue - related party	$2,710	$—
Total revenue	2,710	—
Operating expenses:
Research and development expenses	$15,416	5,561
General and administrative expenses	7,210	2,606
Total operating expenses	22,626	8,167
Loss from operations	(19,916)	(8,167)
Other income (expense):
Interest income	268	49
Interest expense	(56)	(66)
Revaluation of preferred stock warrant liability	—	213
Total other income, net	212	196
Net loss	$(19,704)	$(7,971)
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(1.15)
Weighted average common shares outstanding, basic and diluted	39,186,130	6,912,725
Other comprehensive income:
Unrealized gain on investments, net of tax of $0	78	31
Total other comprehensive income	78	31
Comprehensive loss	$(19,626)	$(7,940)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(19,704)	$(7,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,904	1,327
Depreciation and amortization expense	386	92
Gain from revaluation of preferred stock warrant liability	—	(213)
Non-cash interest expense	54	30
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,040)	(710)
Deferred revenue	117,290	—
Accounts payable	1,331	(189)
Accrued expenses and other current liabilities	(806)	(706)
Net cash provided by (used in) operating activities	101,415	(8,340)
Cash flows from investing activities:
Purchases of property and equipment	(3,400)	(214)
Purchases of investments	(45,301)	(59,255)
Maturities of investments	66,425	—
Changes in restricted cash	(1)	—
Net cash provided by (used in) investing activities	17,723	(59,469)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	(24)
Proceeds from exercise of stock options and common stock warrants	157	89
Repayment of notes payable	—	(300)
Payments of initial public offering costs	—	(1,096)
Net cash provided by (used in) financing activities	157	(1,331)
Net increase (decrease) in cash and cash equivalents	119,295	(69,140)
Cash and cash equivalents at beginning of period	73,933	114,185
Cash and cash equivalents at end of period	$193,228	$45,045
Supplemental disclosure of cash flow information:
Cash paid for interest	$10	$40
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$—	$162
Property and equipment purchases included in accounts payable and accrued expenses	$3,395	$28

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(Unaudited)

1.	Nature of the Business and Basis of Presentation

Seres Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in October 2010 under the name Newco LS21, Inc. In October 2011, the Company changed its name to Seres Health, Inc., and in May 2015, the company changed its name to Seres Therapeutics, Inc. The Company is a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to restore health by repairing the function of a dysbiotic microbiome. The Company’s lead product candidate, SER-109, is intended to prevent further recurrences of Clostridium difficile  infection (“CDI”), a debilitating infection of the colon, and, if approved by the FDA, could be a first-in-field drug. Using its microbiome therapeutics platform, the Company is developing additional product candidates to treat diseases where the microbiome is implicated, including SER-262 to prevent an initial recurrence of primary CDI, SER-287 to treat inflammatory bowel disease, including ulcerative colitis, SER-301, our synthetic ulcerative colitis product candidate, and SER-155 to prevent mortality following allogeneic hematopoietic stem cell transplantation (allo-HSCT) due to infections and graft-versus-host disease. The Company is also using its microbiome therapeutics platform to conduct research on metabolic diseases, such as non-alcoholic steatohepatitis (NASH); inflammatory diseases, such as Crohn’s disease, rare liver disorders such as primary sclerosing cholangitis (PSC); and immuno-oncology treatments using checkpoint inhibitors.

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements as of March 31, 2016 and the statements of operations and comprehensive loss and of cash flows for the three months ended March 31, 2016 and 2015 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2015 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the U.S Securities and Exchange Commission on March 14, 2016.

The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of March 31, 2016 and consolidated results of operations and cash flows for the three months ended March 31, 2016. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2016.

2.	Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2015, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. During the three months ended March 31, 2016, the Company recorded revenue in connection with its collaboration agreement. See Note 9, “Collaboration Revenue,” for additional information.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenue and expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, the accrual of research and development expenses and the valuation of stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

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

The Company’s cash equivalents and investments are carried at fair value, determined according to the fair value hierarchy described above. Certain cash equivalents or investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The carrying values of the Company’s accounts payable and accrued expenses approximate their fair value due to the short-term nature of these liabilities.

The following table presents information about the Company’s assets as of March 31, 2016 and December 31, 2015 that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (note there were no liabilities measured at fair value on a recurring basis in either of the periods presented):

	Fair Value Measurements as of March 31, 2016 Using:
	Level 1	Level 2	Level 3	Not Subject to Leveling (1)	Total
Assets:
Cash Equivalents	$—	$1,753	$—	$27,796	$29,549
Investments:
Commercial Paper	$—	$56,020	$—	$—	$56,020
Corporate Bonds	—	26,972	—	—	26,972
Government Securities	—	15,044	—	—	15,044
Treasury Bonds	—	12,014	—	—	12,014
	$—	$111,803	$—	$27,796	$139,599
(1) Certain cash equivalents and investments that are valued using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

	Fair Value Measurements as of December 31, 2015 Using:
	Level 1	Level 2	Level 3	Not Subject to Leveling (1)	Total
Assets:
Cash Equivalents	$—	$11,952	$—	$11,173	$23,125
Repurchase Agreements	—	20,000	—	—	20,000
Investments:
Commercial Paper	$—	$64,820	$—	$—	$64,820
Corporate Bonds	—	46,490	—	—	46,490
Government Securities	—	15,819	—	—	15,819
Treasury Bonds	—	4,020	—	—	4,020
	$—	$163,101	$—	$11,173	$174,274
(1) Certain cash equivalents and investments that are valued using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

As of March 31, 2016, the Company’s cash equivalents, which were invested in money market funds, corporate bonds and commercial paper with original maturities of less than 90 days from the date of purchase, were valued based on Level 2 inputs.

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

The fair value of the Company’s investments, which consisted of commercial paper, corporate bonds, government securities and treasury bonds as of March 31, 2016 and December 31, 2015 were determined using Level 2 inputs. During the three months ended March 31, 2016 there were no transfers between Level 1, Level 2 and Level 3.

Revenue recognition

The Company currently generates its revenue through collaboration and license arrangements with strategic partners for the development and commercialization of product candidates.

The Company recognizes revenue in accordance with FASB ASC Topic 605, Revenue Recognition (“ASC 605”). Accordingly, revenue is recognized for each unit of accounting when all of the following criteria are met:

•	Persuasive evidence of an arrangement exists
•	Delivery has occurred or services have been rendered
•	The seller’s price to the buyer is fixed or determinable
•	Collectability is reasonably assured

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s consolidated balance sheets. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, current portion. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as long-term deferred revenue.

Collaboration revenue

In connection with the License Agreement, the Company received an upfront, non-refundable payment of $120,000. Other non-refundable payments to the Company under this arrangement may include: (i) payments for research and development services, (ii) payments for the supply of clinical product, (iii) payments for the supply of commercial product, (iv) payments based on the achievement of certain development, regulatory, commercial, and sales-based milestones and (v) royalties on product sales.

The Company evaluates multiple-element arrangements based on the guidance in FASB ASC Topic 605-25, Revenue Recognition-Multiple-Element Arrangements (“ASC 605-25”). Pursuant to this guidance, the Company identifies the deliverables included in the arrangement and determines:  (1) whether the individual deliverables have value to the customer on a standalone basis and represent separate units of accounting or whether they must be accounted for as a combined unit of accounting; and (2) if the arrangement includes a general right of return relative to the delivered item. This evaluation requires management to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the Company. In assessing whether an item has standalone value, the Company considers factors such as the research, manufacturing and commercialization capabilities of the collaboration partner, the retention of any key rights by the Company, and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can use the other deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s) and whether there are other vendors that can provide the undelivered element(s).

In situations where the Company has identified multiple units of accounting, the arrangement consideration that is fixed or determinable is allocated among the separate units of accounting using the relative selling price method. The Company determines the selling price of a unit of accounting following the hierarchy of evidence prescribed by ASC 605-25. Accordingly, the Company determines the estimated selling price for units of accounting within each arrangement using vendor-specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”) of selling price if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.

Then, the applicable revenue recognition criteria in ASC 605-25 are applied to each of the separate units of accounting to determine the appropriate period and pattern of recognition. The Company recognizes arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 605-25 are satisfied for that particular unit of accounting. The Company will recognize as revenue, upon delivery, arrangement consideration attributed to licenses that have standalone value from the other deliverables to be provided in an arrangement. For licenses that do not have standalone value from the other deliverables to be provided in an arrangement over the Company’s estimated performance period as the arrangement would be accounted for as a single unit of accounting.

The Company recognizes arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 605-25 are satisfied for that particular unit of accounting. The Company will recognize as revenue arrangement consideration attributed to licenses that have standalone value from the other deliverables to be provided in an arrangement upon delivery. The Company will recognize as revenue arrangement consideration attributed to licenses that do not have standalone value from the other deliverables to be provided in an arrangement over the Company’s estimated performance period as the arrangement would be accounted for as a single unit of accounting.

If there is no discernible pattern of performance and/or objectively measurable performance measures do not exist, then the Company recognizes revenue under the arrangement for the single unit of accounting on a straight-line basis over the period the Company is expected to complete its performance obligations. Alternatively, if the pattern of performance in which the service is provided to the customer can be determined and objectively measurable performance measures exist, then the Company recognizes revenue under the arrangement using the proportional performance method. Revenue recognized is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the straight-line method or proportional performance method, as applicable.

At the inception of an arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether: (i) the consideration is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (ii) the consideration relates solely to past performance and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone in making this assessment. There is considerable judgment involved in determining whether a milestone satisfies all of the criteria required to conclude that a milestone is substantive. The Company recognizes revenue associated with substantive milestones in accordance with FASB ASC Topic 605-28, Revenue Recognition-Milestone Method upon successful accomplishment of each milestone, assuming all other revenue recognition criteria are met. Milestones that are not considered substantive would be recognized as revenue over the remaining period of performance, assuming all other revenue recognition criteria are met.

The Company will recognize royalty revenue in the period of sale of the related product(s), based on the underlying contract terms, provided that the reported sales are reliably measurable and the Company has no remaining performance obligations, assuming all other revenue recognition criteria are met.

Refer to footnote 9 for further information related to the Company’s collaboration and license agreement with Nestec, Ltd.

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options and warrants and unvested restricted stock. The Company applied the two-class method to calculate its basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2015, as its convertible preferred stock and common stock are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method does not impact the net loss per share of common stock as the Company was in a net loss position for the three months ended March 31, 2015 and preferred stockholders do not participate in losses.

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

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2016	2015
Stock options to purchase common stock	5,882,186	3,989,246
Unvested restricted common stock	—	26,875
Warrants for the purchase of convertible preferred stock	—	92,127
Warrants for the purchase of common stock	—	738,635
Convertible preferred stock (as converted to common stock)	—	22,866,987
	5,882,186	27,713,870

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies how a company identifies promised goods or services and clarifies whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time).We are currently evaluating the method of adoption and the potential impact that Topic 606 may have on our financial position and results of operations.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The new standard removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The new standard became effective for us on January 1, 2016. Refer to the Fair Value significant accounting policy for the impact of this change.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance.

In March 2016, the FASB issued Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as income tax expense or benefit in the income statement in the reporting period in which they occur. In addition, the ASU requires that all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, be classified as cash flows from operating activities in the statement of cash flows. The ASU also requires that cash paid by directly withholding shares for tax withholding purposes be classified as a financing activity in the statement of cash flows. In addition, the ASU also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with current U.S. GAAP, or account for forfeitures when they occur. The new standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance.

Reclassifications

Certain amounts reported in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year condensed consolidated financial statements.

3.	Investments

As of March 31, 2016, the fair value of available-for-sale investments by type of security was as follows:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial Paper	$55,928	$92	—	$56,020
Corporate Bonds	26,964	8	—	26,972
Government Securities	15,037	7	—	15,044
Treasury Bonds	12,012	2	—	12,014
	$109,941	$109	$—	$110,050

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial Paper	$64,733	$87	—	$64,820
Corporate Bonds	46,538	—	(48)	46,490
Government Securities	15,823	—	(4)	15,819
Treasury Bonds	4,022	—	(2)	4,020
	$131,116	$87	$(54)	$131,149

Investments with original maturities of less than 90 days are included in cash and cash equivalents on the consolidated balance sheets and are not included in the table above.

As of March 31, 2016 and December 31, 2015, the Company’s commercial paper, corporate bonds, government securities and treasury bonds had remaining maturities of less than 12 months.

4.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2016	December 31, 2015
Laboratory equipment	$4,739	$4,370
Computer equipment	715	408
Furniture and office equipment	498	285
Leasehold improvements	4,055	1,856
Construction in progress	7,472	1,843
	17,479	8,762
Less: Accumulated depreciation and amortization	(1,397)	(1,011)
	$16,082	$7,751

Construction in progress at March 31, 2016 was comprised primarily of leasehold improvements, laboratory equipment, and computer equipment purchased in connection with the build-out of office and laboratory space at our new headquarters at 200 Sidney Street in Cambridge, Massachusetts.

Depreciation and amortization expense was $386 and $92 for the three months ended March 31, 2016 and 2015, respectively.

5.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2016	December 31, 2015
Development and manufacturing costs	$2,093	$1,436
Payroll and payroll-related costs	1,187	2,756
Professional fees	498	184
Facility	3,128	1,053
Other	153	94
	$7,059	$5,523

6.	Preferred Stock Warrant Liability

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

There was no balance related to the preferred stock warrant liability as of March 31, 2016 and December 31, 2015.

The Company recorded a loss $213 for the three months ended March 31, 2015 to reflect the change in fair value of this preferred stock warrant.

The following assumptions and inputs were used in determining the fair value of the preferred stock warrant liability valued using the Black-Scholes option-pricing model:

Three Months Ended March 31,
2015
Risk-free interest rate	1.83%
Expected term (in years)	8.5
Expected volatility	80.0%
Expected dividend yield	0%
Fair value of Series A-2 convertible preferred stock	$14.87

7.	Preferred Stock

On July 1, 2015, in connection with the closing of the IPO, the Company effected its Restated Certificate of Incorporation, which authorizes the Company to issue 10,000,000 shares of preferred stock, $0.001 par value per share.

8.	Stockholders’ Equity Common Stock

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

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2015	5,026,246	$8.01	8.70	$136,945
Granted	992,625	27.52
Exercised	(136,685)	1.15
Forfeited	—	—
Outstanding as of March 31, 2016	5,882,186	$11.46	8.68	$93,314
Options exercisable as of March 31, 2016	1,892,915	$2.66	8.05	$45,250
Options vested and expected to vest as of March 31, 2016	5,756,568	$11.34	8.67	$91,974

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2016 was $19.59.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories of its consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2016	2015
Research and development expenses	$2,186	$623
General and administrative expenses	1,718	704
	$3,904	$1,327

9.	Collaboration Revenue

Nestec Ltd.

In January 2016 the Company entered into a Collaboration and License Agreement (the “License Agreement”) with Nestec Ltd. (“NHS”), an affiliate of Nestlé Health Science US Holdings, Inc., a significant stockholder of the Company, for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including ulcerative colitis and Crohn’s disease. The License Agreement will support the development of the Company’s portfolio of products for CDI and IBD in markets outside of the United States and Canada (“the Licensed Territory”). The Company has retained full commercial rights to its entire portfolio of product candidates with respect to the United States and Canada.

Under the License Agreement, the Company granted to NHS an exclusive, royalty-bearing license to develop and commercialize, in the Licensed Territory, certain products based on its microbiome technology that are being developed for the treatment of CDI and IBD, including SER-109, SER-262, SER-287 and SER-301, or, collectively, the NHS Collaboration Products. The License Agreement sets forth the Company’s and NHS’ respective obligations for development, commercialization, regulatory and manufacturing and supply activities for the NHS Collaboration Products with respect to the licensed fields and the Licensed Territory.

Under the License Agreement, the Company’s and NHS’ development activities will be governed by global and regional development plans, including the conduct of additional clinical studies. The Company has agreed to manufacture and supply NHS Collaboration Products to support development and commercialization of NHS Collaboration Products in the licensed fields and in the Licensed Territory. NHS will have the right to obligate the Company to transfer technology necessary to manufacture Collaboration Products in the event that the Company materially fails to meet its supply commitments to NHS under the commercial supply agreement. The Company has also agreed to use diligent efforts to develop NHS Collaboration Products under a global development plan and to obtain approval for such NHS Collaboration Products in the European Union, or EU.

In exchange for the license, NHS agreed to pay the Company an upfront cash payment of $120,000, which the Company received in February 2016. NHS also agreed to pay the Company tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of NHS Collaboration Products in the Licensed Territory. The Company is eligible to receive up to $295,000 in development milestone payments, $365,000 in regulatory payments and up to an aggregate of $1,125,000 for the achievement of certain commercial milestones related to the sales of NHS Collaboration Products.

For the development of NHS Collaboration Products for IBD under a global development plan, the Company agreed to pay the costs of clinical trials of such products up to and including Phase 2 clinical trials, and 67% of the costs for Phase 3 and other clinical trials of such products, with NHS bearing the remaining 33% of such costs. For other clinical development of NHS Collaboration Products for IBD, the Company agreed to pay the costs of such activities to support approval in the United States and Canada, and NHS agreed to bear the cost of such activities to support approval of NHS Collaboration Products in the Licensed Territory.

With respect to development of NHS Collaboration Products for CDI under a global development plan, the Company agreed to pay all costs of an ongoing Phase 2 clinical trial for SER-109 and of Phase 3 clinical trials for SER-109. The Company agreed to bear all costs of conducting any Phase 1 or Phase 2 clinical trials under a global development plan for NHS Collaboration Products other than SER-109 for CDI. The Company agreed to pay 67% and NHS agreed to pay 33% of other costs of Phase 3 clinical trials conducted for NHS Collaboration Products other than SER-109 for CDI under a global development plan. For other clinical development of NHS Collaboration Products for CDI, the Company agreed to pay costs of such development activities to support approval in the United States and Canada, and NHS agreed to bear the cost of such activities to support approval of NHS Collaboration Products in the Licensed Territory.

The License Agreement continues in effect until terminated by either the Company or NHS on the following bases: (i) NHS may terminate the License Agreement in the event of serious safety issues related to any of the NHS Collaboration Products; (ii) the Company may terminate the License Agreement if NHS challenges the validity or enforceability of any of our licensed patents; and (iii) either the Company or NHS may terminate the License Agreement in the event of the other party’s uncured material breach or insolvency. Upon termination of the License Agreement, all licenses granted to NHS by the Company will terminate, and all rights in and to the NHS Collaboration Products in the Licensed Territory will revert to the Company. If the Company commits a material breach of the License Agreement, NHS may elect not to terminate the License Agreement but instead apply specified adjustments to its payment obligations and other terms and conditions of the License Agreement.

The License Agreement contains customary representations and warranties, intellectual property protection provisions, certain indemnification rights in favor of each party and customary confidentiality provisions and limitations of liability.

At the inception of the License Agreement, the Company identified the following deliverables: (i) a license to develop and commercialize the NHS Collaboration Products in the Licensed Territory, (ii) obligation to perform research and development services, (iii) participation on a joint steering committee (“JSC”), and (iv) manufacturing services to provide clinical supply to complete future clinical trials. The Company also identified a contingent deliverable, the obligation to perform manufacturing services to provide commercial supply if commercialization occurs, which is contingent upon regulatory approval. This contingent deliverable has been excluded from the initial allocation and will be treated as a separate unit of accounting when and if delivered.

The Company concluded that none of the four deliverables identified at the inception of the License Agreement has standalone value from the other undelivered elements. Accordingly, all deliverables represent a single unit of accounting.

All consideration received relating to the four identified deliverables that comprise the single unit of accounting will be recognized over the period of performance.  The period of performance will be through the completion of development services for the NHS Collaboration Products which has been estimated to be ten years.  The Company will periodically review and, if necessary, revise the estimated development period.

The Company will recognize revenue utilizing a time-based proportional performance model where revenue related to each payment is recognized over the ten year performance period.  As of March 31, 2016, the only consideration that is fixed and determinable is the non-refundable upfront payment of $120,000. For additional consideration that could be received for research and development services and/or manufacturing services for clinical supply, the Company will recognize a cumulative catch-up for the amount of time that has elapsed and spread the unrecognized portion over the remaining performance period.

Development and regulatory milestones that involve substantial effort on the Company’s part and the achievement of which are not considered probable at the inception of the License Agreement are considered substantive milestones, and will be recognized in their entirety in the period in which the milestone is achieved, assuming all other revenue recognition criteria are met. All commercial milestones will be recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

Royalties will be recorded as revenue in the period they are earned assuming all other revenue recognition criteria are met.

During the three months ended March 31, 2016, the Company recognized $2,710 of related party revenue associated with the License Agreement. As of March 31, 2016, there was $117,290 of deferred revenue related to the License Agreement, which is classified as current or non-current in the consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next twelve months. All costs associated with the License Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

10.	Income Taxes

The Company did not provide for any income taxes in three month periods ended March 31, 2016 or 2015.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of ASC 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at March 31, 2016 and December 31, 2015.

As of March 31, 2016 and December 31, 2015, the Company had no accrued interest or tax penalties recorded. The Company files income tax returns in the U.S. and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2012. However, to the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated my still be adjusted upon examination by the Internal Revenue Service or state tax authorizes to the extent it is utilized in a future period. There are no currently ongoing or pending examinations in any jurisdictions.

11.	Commitments and Contingencies

Leases

The Company leases office and laboratory space under an operating lease agreement. The lease expires in January 2018 with no extension periods. The Company does have a right of expansion over the term as additional space becomes available but not an obligation.

On November 11, 2015, the Company entered into a non-cancelable property lease with BMR-Sidney Research Campus LLC (“BMR”) for 83,396 square feet of office, laboratory and pilot manufacturing space at 200 Sidney Street, Cambridge, Massachusetts. The lease term commenced in March 2016 and ends in November 2023. The Company has the option to extend the lease twice, each for a five-year period. The Company intends to move its corporate headquarters to this location in mid-2016. BMR will contribute a total of $12,509 toward the cost of tenant improvements.  BMR’s contribution toward the cost of tenant improvements is recorded as a lease incentive obligation on our consolidated balance sheet. The lease incentive obligation is amortized to our consolidated statement of operations as reductions to rent expense over the lease term. As of March 31, 2016, we have recorded a lease incentive obligation of $4,527.

During the three months ended March 31, 2016 and 2015, the Company recognized $393 and $186, respectively, of rental expense related to office and laboratory space.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2016 or December 31, 2015.

12.	Related Party Transactions

In October 2010, the Company entered into a services agreement with Flagship Ventures Management, Inc., an affiliate of one of its stockholders, Flagship Venture Funds, to provide general and administrative services to the Company, including the employer portions of employee health and dental benefit plans for Seres Therapeutics employees and consulting services. The Company made payments under the agreement of $16 and $118 during the three months ended March 31, 2016 and 2015, respectively. There were no amounts due to Flagship Ventures Management, Inc. related to the services agreement as of March 31, 2016 and 2015.

As described in Note 9, in January 2016 the Company entered into a License Agreement with NHS for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including ulcerative colitis and Crohn’s disease. NHS is a related party since NHS is an affiliate of Nestlé Health Science, one of the Company’s significant stockholders. During the three months ended March 31, 2016, the Company recognized $2,710 of related party revenue associated with the License Agreement. As of March 31, 2016, there was $117,290 of deferred revenue related to the License Agreement, which is classified as current or non-current in the consolidated balance sheets. The Company has made no payments to NHS during the three months ended March 31, 2016. There are no amounts due from or to NHS as of March 31, 2016.

13.	401(k) Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2016, the Company has elected to match 50% of the first 6% of an employee’s deferral. Company contributions are expensed in the year for which they are declared.

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

Overview

We are a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to treat disease by restoring the function of a dysbiotic microbiome. Our lead product candidate, SER-109, is designed to prevent further recurrences of Clostridium difficile infection, or CDI, a debilitating infection of the colon, by treating the dysbiosis of the colonic microbiome and, if approved by the U.S. Food and Drug Administration, or FDA, could be a first-in-field drug. Using our microbiome therapeutics platform, we are developing additional product candidates to treat diseases where the microbiome is implicated, including SER-262 to prevent an initial recurrence of primary CDI, SER-287 to treat inflammatory bowel disease, including ulcerative colitis, SER-301, our synthetic ulcerative colitis product candidate, and SER-155 to prevent mortality following allogeneic hematopoietic stem cell transplantation (allo-HSCT) due to infections and graft-versus-host disease. We are also using our microbiome therapeutics platform to conduct research on metabolic diseases, such as non-alcoholic steatohepatitis (NASH); inflammatory diseases, such as Crohn’s disease, rare liver disorders such as primary sclerosing cholangitis (PSC); and immuno-oncology treatments using checkpoint inhibitors. Since our inception in October 2010, we have devoted substantially all of our resources to developing SER-109 and SER-287, researching SER-262and SER-301, building our intellectual property portfolio, developing our supply chain, business planning, raising capital and providing general and administrative support for these operations. From our inception through June 30, 2015, we had financed our operations through private placements of our convertible preferred stock, the issuance of convertible promissory notes and borrowings under a loan and security agreement with Comerica Bank, or the Loan and Security Agreement. Through June 30, 2015, we had received gross proceeds of $137.0 million from such transactions.

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

As of March 31, 2016 we had repaid all amounts of the total $3.0 million borrowed under the Loan and Security Agreement.

All of our product candidates other than SER-109 and SER-287 are still in pre-clinical development. We expect results from our Phase 2 clinical study of SER-109 in mid-2016 and results from our Phase 1b clinical study of SER-287 in 2017. We also expect to initiate a Phase 1b clinical study of SER-262 in mid-2016. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss was $19.7 million for three months ended March 31, 2016. As of March 31, 2016, we had an accumulated deficit of $102.3 million.

We expect that our expenses will increase substantially in connection with our ongoing and planned activities, particularly as we:

•	advance the clinical development of SER-109 for the prevention of further recurrences of CDI in patients suffering from recurrent CDI, through a Phase 2 clinical study and beyond;
•	initiate clinical development of SER-262 to be used following antibiotic treatment of primary CDI to prevent an initial recurrence of CDI;
•	continue the clinical development of SER-287 for the treatment of ulcerative colitis;
•

conduct research and continue pre-clinical development of additional Ecobiotic microbiome therapeutics, including SER-155 to prevent mortality following allogeneic hematopoietic stem cell transplantation (allo-HSCT) due to infections and graft-versus-host disease and SER-301, our synthetic ulcerative colitis product candidate,;

•	make strategic investments in manufacturing capabilities, including potentially planning and building a small-scale commercial manufacturing facility;

•	maintain our current intellectual property portfolio and opportunistically acquire complementary intellectual property;
•	begin to build the infrastructure necessary to support potential commercialization of our product candidates; and
•	seek to obtain regulatory approvals for our product candidates.

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

In January 2016 we entered into a Collaboration and License Agreement, or the License Agreement, with Nestec Ltd., or NHS, an affiliate of Nestlé Health Science US Holdings, Inc, for the development and commercialization of certain of our product candidates in development for the treatment and management of CDI and IBD, including ulcerative colitis and Crohn’s disease. The License Agreement will support the development of our portfolio of products for CDI and IBD in markets outside of the United States and Canada, or the Licensed Territory, and is expected to provide substantial financial support for our ongoing research and development. We have retained full commercial rights to our entire portfolio of product candidates with respect to the United States and Canada, where we plan to build our own commercial organization.

Under the License Agreement, we granted to NHS an exclusive, royalty-bearing license to develop and commercialize, in the Licensed Territory, certain products based on our microbiome technology that are being developed for the treatment of CDI and IBD, including SER-109, SER-262, SER-287 and SER-301, or, collectively, the NHS Collaboration Products. We also granted to NHS a non-exclusive license, subject to the Company’s right to supply NHS Collaboration Products, to export, develop and make NHS Collaboration Products in the licensed fields worldwide solely for commercialization in the licensed fields and in the Licensed Territory.  Upon mutual agreement, one or more other products based on our microbiome technology for CDI or IBD may be added to the License Agreement in lieu of or in addition to the then-existing NHS Collaboration Products. NHS’ exclusive license in the Licensed Territory to develop and commercialize NHS Collaboration Products extends to any indications for which the parties agree to develop such products. We also granted to NHS a non-exclusive license to export, develop and make NHS Collaboration Products in the licensed fields worldwide solely for commercialization in the licensed fields and in the Licensed Territory. Additionally, the rights to develop and commercialize a given Collaboration Product in certain non-EU countries within the Licensed Territory may revert to us if NHS either elects not to pursue commercialization of such Collaboration Product in such country, or fails to meet certain agreed upon milestones for commercialization of such Collaboration Product in such country. If the licensed rights in any country revert to us in this way, then we would pay to NHS a royalty in the mid-single digits on net sales of such Collaboration Product in such country.

In exchange for the license, NHS agreed to pay us an upfront cash payment of $120 million, which we received in February 2016. NHS has also agreed to pay to us tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of NHS Collaboration Products in the Licensed Territory. We are eligible to receive up to $295.0 million in development milestone payments, $365.0 million in regulatory payments and up to an aggregate of $1.1 billion for the achievement of certain commercial milestones related to the sales of NHS Collaboration Products. We expect to receive a total of $30 million in milestone payments in 2016 associated with the planned initiation of a Phase 1b study for SER-262 in CDI and the anticipated initiation of the Phase 3 clinical trial for SER-109 in CDI. The full potential value of the up-front payment and milestone payments payable by NHS is over $1.9 billion, assuming all products receive regulatory approval and are successfully commercialized.

For the development of NHS Collaboration Products for IBD under a global development plan, we agreed to pay the costs of clinical trials of such products up to and including Phase 2 clinical trials, and 67% of the costs for Phase 3 and other clinical trials of such products, with NHS bearing the remaining 33% of such costs. For other clinical development of NHS Collaboration Products for IBD, we agreed to pay the costs of such activities to support approval in the United States and Canada, and NHS will bear the cost of such activities to support approval of NHS Collaboration Products in the Licensed Territory.

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

During the three months ended March 31, 2016, we recorded revenue of $2.7 million in connection with the License Agreement.

We expect that our existing cash, cash equivalents and investments, will enable us to fund our operating expenses and capital expenditure requirements well into 2018. See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

To date we have not generated any revenues from the sale of products.  Our revenues from collaborations have been derived from the License Agreement.

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

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors and our clinical investigative sites. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses. All costs associated with the License Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

Our primary focus of research and development since inception has been on our microbiome therapeutics platform and the subsequent development of SER-109, SER-287, SER-262 and SER-301. Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to investigators, consultants and CROs in connection with our pre-clinical studies and clinical trials and regulatory fees. We do not allocate employee-related costs and other indirect costs to specific research and development programs because these costs are deployed across multiple product programs under development and, as such, are classified as costs of our microbiome therapeutics platform research, along with external costs directly related to our microbiome therapeutics platform.

The table below summarizes our research and development expenses incurred on our platform and by product development program.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Microbiome therapeutics platform	$7,851	$2,314
SER-109	5,489	3,185
SER-262	1,235	62
SER-287	841	—
Total research and development expenses	$15,416	$5,561

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we advance the clinical development of SER-109 and SER-287 and initiate clinical trials for certain product candidates, including SER-262, continue to discover and develop additional product candidates, including SER-155, and pursue later stages of clinical development of our product candidates. For example, the European Medicines Agency, or EMA, has recently provided initial guidance regarding SER-109 Phase 3 trial design that may lead to two Phase 3 studies being conducted to support SER-109 approval in the European Union.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support the expected growth in our research and development activities and the potential commercialization of our product candidates. We also expect to continue to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs.

Other Income (Expense), Net

Interest Income.  Interest income consists of interest earned on our cash, cash equivalents and investments.

Interest Expense.  Interest expense consists of interest expense incurred on our debt. During the three months ended March 31, 2015, interest expense consisted of interest at the stated rate on borrowings under our loan and security agreement, amortization of deferred financing costs and interest expense related to the accretion of debt discount associated with (1) the fair value of preferred stock warrant we issued in connection with the Loan and Security Agreement and (2) a final payment due at maturity.

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

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in either the three-month periods ended March 31, 2016 or 2015.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. During the three months ended March 31, 2016, we have determined that as a result of the License Agreement, our accounting for collaboration revenue requires significant judgment and, accordingly, have disclosed our policy below. Our critical accounting policies, other than accounting for collaboration revenue, are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K filed on March 14, 2016 and the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

•	Accrued research and development expenses
•	Stock-based compensation
•	Valuation of the warrant to purchase convertible preferred stock
•	Collaboration revenue

Accordingly, we believe the policies referenced above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected.

Collaboration revenue

We evaluate multiple-element arrangements based on the guidance in FASB ASC Topic 605-25, Revenue Recognition-Multiple-Element Arrangements (“ASC 605-25”). Pursuant to this guidance, we identify the deliverables included in the arrangement and determines: (1) whether the individual deliverables have value to the customer on a standalone basis and represent separate units of accounting or whether they must be accounted for as a combined unit of accounting; and (2) if the arrangement includes a general right of return relative to the delivered item. This evaluation requires us to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. In assessing whether an item has standalone value, we consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner, the retention of any key rights by the Company, and the availability of the associated expertise in the general marketplace. In addition, we consider whether the collaboration partner can use the other deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s) and whether there are other vendors that can provide the undelivered element(s).

In situations where we have identified multiple units of accounting, the arrangement consideration that is fixed or determinable is allocated among the separate units of accounting using the relative selling price method. Then, the applicable revenue recognition criteria in ASC 605-25 are applied to each of the separate units of accounting in determining the appropriate period and pattern of recognition. We determine the selling price of a unit of accounting following the hierarchy of evidence prescribed by ASC 605-25. Accordingly, we determine the estimated selling price for units of accounting within each arrangement using vendor-specific objective evidence (“VSOE”) of selling price, if available, third-party evidence (“TPE”) of selling price if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.

We recognize arrangement consideration allocated to each unit of accounting when all of the revenue recognition criteria in ASC 605-25 are satisfied for that particular unit of accounting. We will recognize as revenue arrangement consideration attributed to licenses that have standalone value from the other deliverables to be provided in an arrangement upon delivery. We will recognize as revenue arrangement consideration attributed to licenses that do not have standalone value from the other deliverables to be provided in an arrangement over the estimated performance period as the arrangement would be accounted for as a single unit of accounting.

If there is no discernible pattern of performance and/or objectively measurable performance measures do not exist, then we recognize revenue under the arrangement for the single unit of accounting on a time-based proportional performance method over the period we are expected to complete our performance obligations. Alternatively, if the pattern of performance in which the service is provided to the customer can be determined and objectively measurable performance measures exist, then we recognize revenue under the arrangement using the proportional performance method. Revenue recognized is limited to the lesser of the cumulative amount of payments received or the cumulative amount of revenue earned, as determined using the time-based proportional performance method or effort-based proportional performance method, as applicable.

At the inception of an arrangement that includes milestone payments, we evaluate whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether: (i) the consideration is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) the consideration relates solely to past performance and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. We evaluate factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone and the level of effort and investment required to achieve the respective milestone in making this assessment. There is considerable judgment involved in determining whether a milestone satisfies all of the criteria required to conclude that a milestone is substantive. We recognize revenue associated with substantive milestones in accordance with FASB ASC Topic 605-28, Revenue Recognition-Milestone Method upon successful accomplishment of each milestone, assuming all other revenue recognition criteria are met. Milestones that are not considered substantive would be recognized as revenue over the remaining period of performance, assuming all other revenue recognition criteria are met.

Application of the above guidance requires significant judgment and requires the Company to make determinations based on the facts and circumstances under each arrangement.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

The following table summarizes our results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	2,710	—	2,710
Total revenue	2,710	—	2,710
Operating expenses:
Research and development	$15,416	$5,561	$9,855
General and administrative	7,210	2,606	4,604
Total operating expenses	22,626	8,167	14,459
Loss from operations	(19,916)	(8,167)	(11,749)
Other income (expense):
Interest income	268	49	219
Interest expense	(56)	(66)	10
Revaluation of preferred stock warrant liability	—	213	(213)
Total other income (expense), net	212	196	16
Net loss	$(19,704)	$(7,971)	$(11,733)

Revenue

Total revenue was $2.7 million for the three months ended March 31, 2016.  We had no revenue for the three months ended March 31, 2015.  The increase was a result of revenue recorded in connection with our License Agreement with NHS, entered into during the three months ended March 31, 2016.

Research and Development Expenses

	Three Months Ended March 31,
	2016	2015	Change
	(in thousands)
Microbiome therapeutics platform and pipeline	$7,851	$2,314	$5,537
SER-109	5,489	3,185	2,304
SER-262	1,235	62	1,173
SER-287	841	-	841
Total research and development expenses	$15,416	$5,561	$9,855

Research and development expenses were $15.4 million for the three months ended March 31, 2016, compared to $5.6 million for the three months ended March 31, 2015. The increase of $9.9 million was due primarily to the following:

•

an increase of $5.5 million in research expenses related to our microbiome therapeutics platform, due primarily to an increase in payroll and consultant costs of $4.8 million, which included an increase in stock-based compensation expense of $1.6 million due primarily to an increase in employee headcount;

•

an increase of $2.3 million in expenses related to our SER-109 program, due primarily to an increase in clinical trial costs of $1.3 million and an increase in lab consumables and supplies of $1.0 million;

•	an increase of $1.2 million in expenses for our SER-262 program in connection with various pre-clinical and development activities related to the program; and
•	an increase of $0.8 million in expenses for our SER-287 program primarily driven by the initiation of our Phase 1b clinical trial in December 2015.

We expect that our research and development expenses will continue to increase in the foreseeable future as we advance the clinical development of SER 109 and SER-287 and initiate clinical trials for certain product candidates, including SER-262, continue to discover and develop additional product candidates, including SER-155, and pursue later stages of clinical development of our product candidates. For example, the EMA has recently provided initial guidance regarding SER-109 Phase 3 trial design that may lead to two Phase 3 studies being conducted to support SER-109 approval in the European Union.

General and Administrative Expenses

	Three Months Ended March 31,
	2016	2015	Change
	(in thousands)
Personnel related (including stock-based compensation)	$3,326	$1,400	$1,926
Professional fees	2,628	827	1,801
Facility-related and other	1,256	379	877
Total general and administrative expenses	$7,210	$2,606	$4,604

General and administrative expenses were $7.2 million for the three months ended March 31, 2016, compared to $2.6 million for the three months ended March 31, 2015. The increase of $4.6 million was primarily due to the following:

•

an increase in personnel related costs of $1.9 million primarily due to hiring of additional employees from March 31, 2015 to March 31, 2016 to support corporate operations and business development activities, including an increase of $1.0 million in stock-based compensation;

•	an increase in professional fees of $1.8 million due to an increase in accounting, audit and legal fees as a result of ongoing business activities; and

•

an increase in facility costs of $0.9 million primarily due to an increase in office-related expenses, insurance cost and depreciation charges, including an increase of $0.2 million in insurance costs in connection with operating as a public company.

Other Income (Expense), Net

Other income (expense), net for each of the three months ended March 31, 2016 and March 31, 2015 was $0.2 million. The $0.2 million of other income (expense), net for the three months ended March 31, 2015 was primarily due to the revaluing of the preferred stock warrant liability in connection with the automatic conversion of our convertible preferred stock, which occurred upon the listing of our common stock on the NASDAQ on June 26, 2015. The preferred stock warrant liability was remeasured at fair value and reclassified to additional paid-in capital. The $0.2 million of other income (expense), net for the three months ended March 31, 2016 was primarily due to interest income from investing activities.

Liquidity and Capital Resources

Since our inception, we have generated revenue only from collaborations and have incurred recurring net losses. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will need additional capital to fund our operations, which we may obtain from additional financings, public offerings, research funding, additional collaborations, contract and grant revenue or other sources.

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

In January 2016 we entered into the License Agreement with NHS, for the development and commercialization of certain of our product candidates in development for the treatment and management of CDI and IBD, including ulcerative colitis and Crohn’s disease. In exchange for the license, NHS agreed to pay us an upfront cash payment of $120 million, which we received in February 2016. NHS has also agreed to pay us tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of NHS Collaboration Products in the Licensed Territory. We are eligible to receive up to $295.0 million in development milestone payments, $365.0 million in regulatory payments and up to an aggregate of $1.1 billion for the achievement of certain commercial milestones related to the sales of NHS Collaboration Products. We expect to receive a total of $30 million in milestone payments in 2016 associated with the planned initiation of a Phase 1b study for SER-262 and the anticipated initiation of the Phase 3 clinical trial for SER-109. The full potential value of the up-front payment and milestone payments payable by NHS is over $1.9 billion, assuming all products receive regulatory approval and are successfully commercialized.

For the development of NHS Collaboration Products for IBD under a global development plan, we agreed to pay the costs of clinical trials of such products up to and including Phase 2 clinical trials, and 67% of the costs for Phase 3 and other clinical trials of such products, with NHS bearing the remaining 33% of such costs. For other clinical development of NHS Collaboration Products for IBD, we agreed to pay the costs of such activities to support approval in the United States and Canada, and NHS agreed to bear the cost of such activities to support approval of NHS Collaboration Products in the Licensed Territory.

With respect to development of NHS Collaboration Products for CDI under a global development plan, we agreed to pay all costs of an ongoing Phase 2 clinical trial for SER-109 and for Phase 3 clinical trials for SER-109. We agreed to bear all costs of conducting any Phase 1 or Phase 2 clinical trials under a global development plan for NHS Collaboration Products other than SER-

109 for CDI. We agreed to pay 67% and NHS agreed to pay 33% of other costs of Phase 3 clinical trials conducted for NHS Collaboration Products other than SER-109 for CDI under a global development plan. For other clinical development of NHS Collaboration Products for CDI, we agreed to pay costs of such development activities to support approval in the United States and Canada, and NHS agreed to bear the cost of such activities to support approval of NHS Collaboration Products in the Licensed Territory.

As of March 31, 2016, we had cash, cash equivalents and investments totaling $303.3 million and an accumulated deficit of $102.3 million.

 Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash provided by (used in) operating activities	$101,415	$(8,340)
Cash provided by (used in) investing activities	$17,723	(59,469)
Cash provided by financing activities	$157	(1,331)
Net increase (decrease) in cash and cash equivalents	$119,295	$(69,140)

Operating Activities. During the three months ended March 31, 2016, operating activities provided $101.4 million of cash, primarily due to upfront cash received of $120.0 million in connection with the License Agreement.  The increase was partially offset by a net loss of $19.7 million, cash used from changes in our operating assets and liabilities of $0.5 million and by non-cash charges of $4.3 million. Net cash used for changes in our operating assets and liabilities during the three months ended March 31, 2016 consisted of a $1.0 million increased in prepaid expenses and other current assets, a $0.8 million decrease in accrued expenses and other current liabilities, offset in part by an increase in accounts payable of $1.3 million. The increase in our accounts payable was due to the timing of payments. The increase in prepaid expenses and other current assets was due primarily to prepayments made for clinical trial activities and insurance premiums.

During the three months ended March 31, 2015, operating activities used $8.3 million of cash, primarily resulting from our net loss of $8.0 million and cash used from changes in our operating assets and liabilities of $1.6 million, partially offset by non-cash charges of $1.2 million. Net cash used for changes in our operating assets and liabilities during the three months ended March 31, 2015 consisted of a $0.7 million increase in prepaid expenses and other current assets, a $0.2 million decrease in accounts payable and a $0.7 million decrease in accrued expenses and other current liabilities. The decreases in our accounts payable and accrued expenses were due to the timing of payments and a decrease in amounts accrued for clinical trial and contracted manufacturing expenses. The increase in prepaid expenses and other current assets was due primarily to prepayments made for clinical trial activities.

Investing Activities. During the three months ended March 31, 2016, net cash provided by investing activities was $17.7 million, consisting of purchases of investments of $45.3 million and purchases of property and equipment of $3.4 million. The decrease was partially offset by maturities of investments of $66.4 million.

During the three months ended March 31, 2015, we used $59.5 million of cash in investing activities, consisting of purchases of investments of $59.3 million and purchases of property and equipment of $0.2 million.

Financing Activities. During the three months ended March 31, 2016, net cash provided by financing activities was $0.2 million in connection with the exercise of options and warrants to purchase our common stock.

During the three months ended March 31, 2015, net cash used in financing activities was $1.3 million as a result of principal repayments of $0.3 million of borrowings under our Loan and Security Agreement and payments of initial public offering costs of $1.1 million, both of which were partially offset by proceeds from the exercise of stock options of $0.1 million.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to SER-109 and SER-287, which are in clinical development, and our follow-on therapeutics and other programs. In addition, we expect to continue to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	conduct our Phase 2 clinical study of SER-109, our lead product candidate, and potentially advance to Phase 3 clinical studies;
•	conduct our Phase 1 clinical study of SER-287;
•	continue the research and development of our other product candidates, including commencing clinical trials for SER-262;
•	seek to enhance our microbiome therapeutics platform and discover and develop additional product candidates, including SER-155 and SER-301;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	potentially establish a sale, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
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

We expect that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements well into 2018. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of SER-109, SER-287 or our follow-on programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements for SER-109, SER-287 or our other programs will depend on many factors, including:

•	the progress and results of our Phase 2 clinical study of SER-109;
•	the progress and results of our Phase 1 clinical study of SER-287;
•	the cost of manufacturing clinical supplies of our product candidates;
•	the scope, progress, results and costs of pre-clinical development, laboratory testing and clinical trials for our other product candidates, including SER-262, SER-155 and SER-301;
•	the costs, timing and outcome of regulatory review of our product candidates and research activities;
•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	the effect of competing technological and market developments; and
•

the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates, although, aside from the License Agreement, we currently have no commitments or agreements to complete any such transactions.

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

If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, in addition to the License Agreement, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments was included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes from the contractual commitments and obligations previously disclosed in our 2015 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2016, our cash, cash equivalents and investments consisted of cash, money market accounts and investments in corporate bonds, commercial paper and government securities with remaining maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $16.7 million for the year ended December 31, 2014, $54.8 million for the year ended December 31, 2015 and $19.7 million for the 3 months ended March 31, 2016. As of March 31, 2016, we had an accumulated deficit of $102.3 million. To date, we have financed our operations through the initial public offering of our common stock, private placements of our preferred stock, and the issuance of convertible promissory notes and borrowings under a loan and security agreement with Comerica Bank, or the loan and security agreement. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting pre-clinical studies and clinical trials. We are in the early stages of development of our product candidates, which we call Ecobiotic microbiome therapeutics, and we have not completed development of any Ecobiotic microbiome therapeutics or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future.  We anticipate that our expenses will increase substantially as we:

•	conduct our Phase 2 clinical study of SER-109, our lead product candidate, and potentially advance to Phase 3 clinical studies;
•	conduct our Phase 1b clinical study of SER-287;
•	continue the research and development of our other product candidates, including completing pre-clinical studies and commencing clinical trials for SER-262 and SER-155;
•	seek to enhance our microbiome therapeutics platform and discover and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	potentially establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
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

We expect our expenses to increase in connection with our ongoing activities, particularly as we conduct our Phase 2 clinical study of SER-109 and our Phase 1b clinical study of SER-287, and continue to research, develop and initiate clinical trials of SER-262 and SER-155 and our other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for our product candidates;
•	lose the support of current or any future collaborators, requiring us to bear more of the burden of development of certain compounds;
•	not obtain marketing approval at all;
•	obtain marketing approval in some countries and not in others;
•	obtain approval for indications or patient populations that are not as broad as we intend or desire;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;
•	be subject to additional post-marketing testing requirements;
•	be subject to increased pricing pressure; or
•	have the product removed from the market after obtaining marketing approval.

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

As a public company, and particularly after we are no longer an emerging growth company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to maintain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

None.

Item 6. Exhibits.

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERES THERAPEUTICS, INC.

Date: May 16, 2016	By:	/s/ Eric D. Shaff
Eric D. Shaff
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15

3.2	Amended and Restated Bylaws	8-K	001-37465	3.2	7/1/15

10.1^	Collaboration and License Agreement, dated January 9, 2016, by and between the Registrant and Nestec Ltd.					*

10.2	First Amendment to Employment Agreement, dated February 3,2016 by and between the Registrant and Roger J. Pomerantz	8-K	001-37465	10.1	2/4/16

10.3	Employment Agreement, dated December 11, 2015, by and between the Registrant and Wael Hashad					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.

^ Confidential treatment has been requested with respect to redacted portions of this exhibit. Redacted portions of this exhibit have been filed separately with the SEC.