Form 10-Q
period 2016-06-30
Seres Therapeutics, Inc.
filed 2016-08-11
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 5, 2016 there were 40,274,503 shares of Common Stock, $0.001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as the following:

•	our status as a clinical-stage company and our expectation to incur losses in the future;
•	our future capital needs and our need to raise additional funds;
•	our ability to build a pipeline of product candidates and develop and commercialize drugs;
•	our unproven approach to therapeutic intervention;
•	our ability to enroll patients in clinical trials, timely and successfully complete those trials and receive necessary regulatory approvals;
•	our ability to establish our own manufacturing facilities and to receive or manufacture sufficient quantities of our product candidates;
•	our ability to protect and enforce our intellectual property rights;
•	federal, state, and foreign regulatory requirements, including FDA regulation of our product candidates;
•	our ability to obtain and retain key executives and attract and retain qualified personnel; and
•	our ability to successfully manage our growth.

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

Part I – Financial Information

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$59,824	$73,933
Investments	152,032	131,149
Prepaid expenses and other current assets	5,247	2,528
Total current assets	217,103	207,610
Property and equipment, net	26,985	7,751
Long-term investments	60,589	-
Restricted cash	1,540	1,539
Total assets	$306,217	$216,900
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,454	$5,397
Accrued expenses and other current liabilities	10,865	5,523
Deferred revenue - related party	12,012	—
Total current liabilities	27,331	10,920
Lease incentive obligation	9,119	586
Deferred revenue, net of current portion - related party	102,371	—
Total liabilities	138,821	11,506
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2016 and December 31, 2015; no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2016 and December 31, 2015; 39,859,155 and 39,082,017 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	40	39
Additional paid-in capital	297,502	287,937
Accumulated other comprehensive income	83	30
Accumulated deficit	(130,229)	(82,612)
Total stockholders’ equity	167,396	205,394
Total liabilities and stockholders’ equity	$306,217	$216,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Collaboration revenue - related party	$3,004	$—	$5,714	$—
Total revenue	3,004	—	5,714	—
Operating expenses:
Research and development expenses	22,174	8,784	37,590	14,345
General and administrative expenses	8,970	3,556	16,180	6,162
Total operating expenses	31,144	12,340	53,770	20,507
Loss from operations	(28,140)	(12,340)	(48,056)	(20,507)
Other income (expense):
Interest income	495	151	763	199
Interest expense	(268)	(146)	(324)	(211)
Revaluation of preferred stock warrant liability	—	(220)	—	(7)
Total other income (expense), net	227	(215)	439	(19)
Net loss	$(27,913)	$(12,555)	$(47,617)	$(20,526)
Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(1.45)	$(1.21)	$(2.64)
Weighted average common shares outstanding, basic and diluted	39,600,344	8,640,218	39,393,238	7,777,679
Other comprehensive income:
Unrealized gain/(loss) on investments, net of tax of $0	$(25)	$(8)	$53	$23
Total other comprehensive income	(25)	(8)	53	23
Comprehensive loss	$(27,938)	$(12,563)	$(47,564)	$(20,503)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(47,617)	$(20,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,621	4,400
Depreciation and amortization expense	1,260	212
Gain from revaluation of preferred stock warrant liability	—	7
Non-cash interest expense	1	141
Accretion of discount on investments	(222)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,719)	(2,230)
Deferred revenue	114,383	—
Accounts payable	395	(141)
Accrued expenses and other current liabilities	1,991	141
Net cash provided by (used in) operating activities	76,093	(17,996)
Cash flows from investing activities:
Purchases of property and equipment	(9,946)	(1,649)
Purchases of investments	(206,534)	(64,250)
Sales and maturities of investments	125,335	8,725
Changes in restricted cash	(1)	—
Net cash used in investing activities	(91,146)	(57,174)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	(24)
Proceeds from exercise of stock options and common stock warrants	944	95
Repayment of notes payable	—	(600)
Payments of initial public offering costs	—	(2,148)
Net cash provided by (used in) financing activities	944	(2,677)
Net decrease in cash and cash equivalents	(14,109)	(77,847)
Cash and cash equivalents at beginning of period	73,933	114,185
Cash and cash equivalents at end of period	$59,824	$36,338
Supplemental disclosure of cash flow information:
Cash paid for interest	$108	$75
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock upon listing of the Company’s common stock on the NASDAQ	$—	$136,053
Deferred offering costs included in accounts payable and accrued expenses	$—	$780
Property and equipment purchases included in accounts payable and accrued expenses	$4,899	$718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(Unaudited)

1.	Nature of the Business and Basis of Presentation

Seres Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in October 2010 under the name Newco LS21, Inc. In October 2011, the Company changed its name to Seres Health, Inc., and in May 2015, the company changed its name to Seres Therapeutics, Inc. The Company is a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to restore health by repairing the function of a dysbiotic microbiome. The Company’s lead product candidate, SER-109, is intended to prevent further recurrences of Clostridium difficile infection (“CDI”), a debilitating infection of the colon, and, if approved by the FDA, could be a first-in-field drug. Using its microbiome therapeutics platform, the Company is developing additional product candidates to treat diseases where the microbiome is implicated, including SER-262, a synthetic microbiome therapeutic, to prevent an initial recurrence of primary CDI, SER-287 to treat inflammatory bowel disease, including ulcerative colitis, SER-301, a synthetic ulcerative colitis product candidate, and SER-155, a synthetic product candidate, to prevent mortality following allogeneic hematopoietic stem cell transplantation (allo-HSCT) due to infections and graft-versus-host disease. The Company is also using its microbiome therapeutics platform to conduct research on metabolic diseases, such as non-alcoholic steatohepatitis (NASH); inflammatory diseases, such as Crohn’s disease; rare liver disorders such as primary sclerosing cholangitis (PSC); and immuno-oncology treatments using checkpoint inhibitors.

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2015 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the U.S. Securities and Exchange Commission on March 14, 2016.

The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The condensed consolidated balance sheet at December 31, 2015 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of June 30, 2016 and consolidated results of operations for the three and six months ended June 30, 2016 and its cash flows for the six months ended June 30, 2016 and 2015. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2016.

2.Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2015, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. During the three and six months ended June 30, 2016, the Company recorded revenue in connection with its collaboration agreement. See Note 9, “Collaboration Revenue,” for additional information.

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

The Company’s cash equivalents and investments are carried at fair value, determined according to the fair value hierarchy described above. The Company’s investments in certificates of deposit are carried at amortized cost, which approximates fair value. Certain cash equivalents or investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The carrying values of the Company’s accounts payable and accrued expenses approximate their fair value due to the short-term nature of these liabilities.

The following table presents information about the Company’s assets as of June 30, 2016 and December 31, 2015 that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (note there were no liabilities measured at fair value on a recurring basis in either of the periods presented):

	Fair Value Measurements as of June 30, 2016 Using:
	Level 1	Level 2	Level 3	Not Subject to Leveling (1)	Total
Assets:
Cash Equivalents	$—	$9,971	$—	$7,359	$17,330
Repurchase Agreements	—	5,500	—	—	5,500
Investments:
Commercial Paper	$—	$45,471	$—	$—	$45,471
Certificates of Deposit	—	13,271	—	—	13,271
Corporate Bonds	—	84,728	—	—	84,728
Government Securities	—	51,101	—	—	51,101
Treasury Bonds	—	18,050	—	—	18,050
	$—	$228,092	$—	$7,359	$235,451
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

As of June 30, 2016, the Company’s cash equivalents, which were invested in money market funds, corporate bonds, and repurchase agreements with original maturities of less than 90 days from the date of purchase, were valued based on Level 2 inputs. Repurchase agreements are agreements with banks to repurchase notes that are collateralized by U.S. government securities.

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

The fair value of the Company’s investments, which consisted of commercial paper, certificates of deposit, corporate bonds, government securities and treasury bonds as of June 30, 2016 and December 31, 2015 were determined using Level 2 inputs. During the three and six months ended June 30, 2016 there were no transfers between Level 1, Level 2 and Level 3.

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

Collaboration revenue

In January 2016 the Company entered into a Collaboration and License Agreement (the “License Agreement”) with Nestec Ltd. (“NHS”), an affiliate of Nestlé Health Science US Holdings, Inc. In connection with the License Agreement, the Company received an upfront, non-refundable payment of $120,000. Other non-refundable payments to the Company under this arrangement may include: (i) payments for research and development services, (ii) payments for the supply of clinical product, (iii) payments for the supply of commercial product, (iv) payments based on the achievement of certain development, regulatory, commercial, and sales-based milestones and (v) royalties on product sales.

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

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options and warrants and unvested restricted stock. The Company applied the two-class method to calculate its basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2015, as its convertible preferred stock and common stock are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method does not impact the net loss per share of common stock as the Company was in a net loss position for the three and six months ended June 30, 2015 and preferred stockholders do not participate in losses.

The Company’s restricted stock awards granted by the Company entitle the holder of such awards to dividends declared or paid by the board of directors, regardless of whether such awards are unvested, as if such shares were outstanding common shares at the time of the dividend. However, the unvested restricted stock awards are not entitled to share in the residual net assets (deficit) of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Six Months Ended June 30,
	2016	2015
Stock options to purchase common stock	5,612,389	4,809,621
Unvested restricted common stock	—	1,250
Warrants for the purchase of common stock	—	92,127
	5,612,389	4,902,998

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies how a company identifies promised goods or services and clarifies whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectibility, non-cash consideration and the presentation of sales and other similar taxes collected from customers. We are currently evaluating the method of adoption and the potential impact that Topic 606 may have on our financial position and results of operations.

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The new standard removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The new standard became effective for us on January 1, 2016. Refer to the Fair Value Measurements significant accounting policy for the impact of this change.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as income tax expense or benefit in the income statement in the reporting period in which they occur. In addition, the ASU requires that all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, be classified as cash flows from operating activities in the statement of cash flows. The ASU also requires that cash paid by directly withholding shares for tax withholding purposes be classified as a financing activity in the statement of cash flows. In addition, the ASU also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with current U.S. GAAP, or account for forfeitures when they occur. The new standard is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company is in the process of evaluating the impact of this new guidance.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard changes the impairment model for most financial assets and certain other instruments. Under the new standard, entities holding financial assets and net investment in leases that are not accounted for at fair value through net income to be presented at the net amount expected to be collected. An allowance for credit losses will be a valuation account that will be deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The new standard will be effective for the Company on January 1, 2020. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

Reclassifications

Certain amounts reported in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year condensed consolidated financial statements.

3.	Investments

As of June 30, 2016 and December 31, 2015, the fair value of available-for-sale investments by type of security was as follows:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial Paper	$45,413	$58	$—	$45,471
Certificates of Deposit	$13,271	$—	—	$13,271
Corporate Bonds	84,736	27	(35)	84,728
Government Securities	51,088	16	(3)	51,101
Treasury Bonds	18,029	21	—	18,050
	$212,537	$122	$(38)	$212,621

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial Paper	$64,733	$87	$—	$64,820
Corporate Bonds	46,538	—	(48)	46,490
Government Securities	15,823	—	(4)	15,819
Treasury Bonds	4,022	—	(2)	4,020
	$131,116	$87	$(54)	$131,149

Investments with original maturities of less than 90 days are included in cash and cash equivalents on the consolidated balance sheets and are not included in the table above. Investments with maturities of less than 12 months are considered current and those investments with maturities greater than 12 months are considered non-current.

As of December 31, 2015, the Company’s commercial paper, corporate bonds, government securities and treasury bonds had remaining maturities of less than 12 months.

4.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2016	December 31, 2015
Laboratory equipment	$6,804	$4,370
Computer equipment	971	408
Furniture and office equipment	788	285
Leasehold improvements	9,965	1,856
Construction in progress	10,692	1,843
	29,220	8,762
Less: Accumulated depreciation and amortization	(2,235)	(1,011)
	$26,985	$7,751

Construction in progress at June 30, 2016 was comprised primarily of leasehold improvements and laboratory equipment purchased in connection with the build-out of office and laboratory space at our new headquarters at 200 Sidney Street in Cambridge, Massachusetts.

Depreciation and amortization expense was $874, $1,260, $119 and $212 for the three and six months ended June 30, 2016 and 2015, respectively.

5.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2016	December 31, 2015
Development and manufacturing costs	$3,258	$1,436
Payroll and payroll-related costs	2,375	2,756
Professional fees	449	184
Facility	4,662	1,053
Other	121	94
	$10,865	$5,523

6.	Preferred Stock Warrant Liability

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

There was no balance related to the preferred stock warrant liability as of June 30, 2016 and December 31, 2015.

The Company recorded losses of $220 and $7 for the three and six months ended June 30, 2015 to reflect the change in fair value of this preferred stock warrant.

The following assumptions and inputs were used in determining the fair value of the preferred stock warrant liability valued using the Black-Scholes option-pricing model:

Six Months Ended June 30,
2015
Risk-free interest rate	2.40%
Expected term (in years)	8.2
Expected volatility	91.2%
Expected dividend yield	0%
Fair value of Series A-2 convertible preferred stock	$17.26

7.	Preferred Stock

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

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2015	5,026,246	$8.01	8.70	$136,945
Granted	1,418,625	28.05
Exercised	(777,138)	1.21
Forfeited	(55,344)	13.48
Outstanding as of June 30, 2016	5,612,389	$13.96	8.41	$88,441
Options exercisable as of June 30, 2016	1,793,436	$6.00	7.52	$41,438
Options vested and expected to vest as of June 30, 2016	5,491,857	$13.85	8.40	$87,103

The weighted average grant-date fair value of stock options granted during the three and six months ended June 30, 2016 was $20.64 and $19.87 per share, respectively.

The Company has granted performance-based stock options to certain employees. These stock options are exercisable only upon achievement of specified performance targets. As of June 30, 2016, none of these options were exercisable because none of the specified performance targets had been achieved. During the three months ended June 30, 2016, the Company has determined that the achievement of 60,000 of these specified performance targets is probable and has recorded expense of $212. The grant date fair value of these awards was $3.92 per share.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories of its consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development expenses	$2,896	$1,891	$5,082	$2,514
General and administrative expenses	1,821	1,182	3,539	1,886
	$4,717	$3,073	$8,621	$4,400

9.	Collaboration Revenue

Nestec Ltd.

In January 2016 the Company entered into a Collaboration and License Agreement with Nestec Ltd. (“NHS”), an affiliate of Nestlé Health Science US Holdings, Inc., a significant stockholder of the Company, for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including ulcerative colitis and Crohn’s disease. The License Agreement will support the development of the Company’s portfolio of products for CDI and IBD in markets outside of the United States and Canada (“the Licensed Territory”). The Company has retained full commercial rights to its entire portfolio of product candidates with respect to the United States and Canada.

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

The Company will recognize revenue utilizing a time-based proportional performance model where revenue related to each payment is recognized over the ten year performance period.  As of June 30, 2016, the only consideration that is fixed and determinable is the non-refundable upfront payment of $120,000 and $97 for the reimbursement of development services since the inception of the arrangement. For additional consideration that could be received for research and development services and/or manufacturing services for clinical supply, the Company will recognize a cumulative catch-up for the amount of time that has elapsed and spread the unrecognized portion over the remaining performance period.

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

During the three and six months ended June 30, 2016, the Company recognized $3,004 and $5,714, respectively, of related party revenue associated with the License Agreement. As of June 30, 2016, there was $114,383 of deferred revenue related to the License Agreement, which is classified as current or non-current in the consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next twelve months. All costs associated with the License Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

10.	Income Taxes

The Company did not provide for any income taxes for six month period ended June 30, 2016 or 2015.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of ASC 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at June 30, 2016 and December 31, 2015.

As of June 30, 2016 and December 31, 2015, the Company had no accrued interest or tax penalties recorded. The Company files income tax returns in the U.S. and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2012. However, to the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated my still be adjusted upon examination by the Internal Revenue Service or state tax authorizes to the extent it is utilized in a future period. There are no currently ongoing or pending examinations in any jurisdictions.

11.	Commitments and Contingencies

Leases

The Company previously leased office and laboratory space with a lease term expiring in January 2018 and no extension periods. In May 2016, upon mutual agreement with the landlord, the Company accelerated the termination of the operating lease to June 30, 2016. Upon termination of the lease, the Company recorded a benefit to rent expense of $136 to write off amounts previously recorded as deferred rent. The outstanding security deposit of $119, which is secured by a cash collateralized letter of credit, will remain in place until 90 days after termination in accordance with the original lease.

On November 11, 2015, the Company entered into a non-cancelable property lease with BMR-Sidney Research Campus LLC (“BMR”) for 83,396 square feet of office, laboratory and pilot manufacturing space at 200 Sidney Street, Cambridge, Massachusetts. The lease term commenced in March 2016 and ends in November 2023. The Company has the option to extend the lease twice, each for a five-year period. The Company moved its corporate headquarters to this location in April 2016. BMR will contribute a total of $12,509 toward the cost of tenant improvements.  BMR’s contribution toward the cost of tenant improvements is recorded as a lease incentive obligation on our consolidated balance sheet. The lease incentive obligation is amortized to our consolidated statement of operations as reductions to rent expense over the lease term. As of June 30, 2016, we have recorded a lease incentive obligation of $9,119.

During the three and six months ended June 30, 2016 and 2015, the Company recognized $787, $1,180, $354 and $540, respectively, of rental expense related to office and laboratory space.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2016 or December 31, 2015.

12.	Related Party Transactions

In October 2010, the Company entered into a services agreement with Flagship Ventures Management, Inc., an affiliate of one of its stockholders, Flagship Venture Funds, to provide general and administrative services to the Company, including the employer portions of employee health and dental benefit plans for Seres Therapeutics employees and consulting services. The Company made payments under the agreement of $1, $17, $131 and $249 during the three and six months ended June 30, 2016 and 2015, respectively. There were no amounts due to Flagship Ventures Management, Inc. related to the services agreement as of June 30, 2016 and December 31, 2015.

As described in Note 9, in January 2016 the Company entered into a License Agreement with NHS for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including ulcerative colitis and Crohn’s disease. NHS is a related party since NHS is an affiliate of Nestlé Health Science, one of the Company’s significant stockholders. During the three and six months ended June 30, 2016, the Company recognized $3,004 and $5,714 of related party revenue associated with the License Agreement. As of June 30, 2016, there was $114,383 of deferred revenue related to the License Agreement, which is classified as current or non-current in the consolidated balance sheets. The Company has made no payments to NHS during the three and six months ended June 30, 2016. There is $97 due from NHS as of June 30, 2016 for the reimbursement of development costs.

13.	401(k) Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2016, the Company has elected to match 50% of the first 6% of an employee’s deferral. Company contributions are expensed in the year for which they are declared. During the three and six months ended June 30, 2016, the Company recorded expense of $188 for accrued 401(k) match contributions.

14.       Subsequent Events

On August 2, 2016, the Company notified its Phase 3 SER-109 clinical research organization (“CRO”) partner that it intends to terminate its agreement with the CRO for work in connection with a planned global, pivotal Phase 3 trial for SER-109. The work performed to date under this agreement was tied to start-up activities of the planned trial. The Company has $690 of prepaid expense related to this agreement on its balance sheet as of June 30, 2016. The Company expects a portion of this amount to be recorded as research and development expense during the remainder of the year ending December 31, 2016.

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

Overview

We are a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to treat disease by restoring the function of a dysbiotic microbiome. Our lead product candidate, SER-109, is designed to prevent further recurrences of Clostridium difficile infection, or CDI, a debilitating infection of the colon, by treating the dysbiosis of the colonic microbiome and, if approved by the U.S. Food and Drug Administration, or FDA, could be a first-in-field drug. Using our microbiome therapeutics platform, we are developing additional product candidates to treat diseases where the microbiome is implicated, including SER-262, a synthetic microbiome therapeutic, to prevent an initial recurrence of primary CDI, SER-287 to treat inflammatory bowel disease, including ulcerative colitis, SER-301, a synthetic ulcerative colitis product candidate, and SER-155, a synthetic product candidate, to prevent mortality following allogeneic hematopoietic stem cell transplantation (allo-HSCT) due to infections and graft-versus-host disease. We are also using our microbiome therapeutics platform to conduct research on metabolic diseases, such as non-alcoholic steatohepatitis (NASH); inflammatory diseases, such as Crohn’s disease; rare liver disorders such as primary sclerosing cholangitis (PSC); and immuno-oncology treatments using checkpoint inhibitors. Since our inception in October 2010, we have devoted substantially all of our resources to developing SER-109 and SER-287, researching SER-262 and SER-301, building our intellectual property portfolio, developing our supply chain, business planning, raising capital and providing general and administrative support for these operations. From our inception through June 30, 2015, we had financed our operations through private placements of our convertible preferred stock, the issuance of convertible promissory notes and borrowings under a loan and security agreement with Comerica Bank, or the Loan and Security Agreement. Through June 30, 2015, we had received gross proceeds of $137.0 million from such transactions.

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

As of June 30, 2016 we had repaid all amounts of the total $3.0 million borrowed under the Loan and Security Agreement.

All of our product candidates other than SER-109, SER-262 and SER-287 are still in pre-clinical development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss was $47.6 million for the six months ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $130.2 million.

On July 29, 2016, we announced the interim 8-week results from our ongoing SER-109 Phase 2 clinical study for the prevention of multiply recurrent CDI. The study’s primary endpoint of reducing the relative risk of CDI recurrence at up to 8-weeks was not achieved. We are in the process of gathering and analyzing data, and in consultation with the FDA, plan to make appropriate adjustments to our SER-109 development plans.

We initiated a Phase 1b clinical trial of SER-287 in December 2015 and expect results from this study in 2017. We initiated a Phase 1b clinical study of SER-262 in July 2016 and expect results from this study in 2017.

We expect that our expenses will increase substantially in connection with our ongoing and planned activities, particularly as we:

•	evaluate the clinical development of SER-109 for the prevention of further recurrences of CDI in patients suffering from recurrent CDI in light of the Phase 2 interim clinical study results;
•	continue the clinical development of SER-262 to be used following antibiotic treatment of primary CDI to prevent an initial recurrence of CDI;
•	continue the clinical development of SER-287 for the treatment of ulcerative colitis;

•

conduct research and continue pre-clinical development of additional Ecobiotic microbiome therapeutics, including SER-155 to prevent mortality following allogeneic hematopoietic stem cell transplantation (allo-HSCT) due to infections and graft-versus-host disease and SER-301, our synthetic ulcerative colitis product candidate;

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

In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. We may also incur such expenses prior to commercialization even if we do not obtain marketing approval. Furthermore, we expect to continue to incur additional costs associated with operating as a public company.

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

In January 2016 we entered into a Collaboration and License Agreement, or the License Agreement, with Nestec Ltd., or NHS, an affiliate of Nestlé Health Science US Holdings, Inc., for the development and commercialization of certain of our product candidates in development for the treatment and management of CDI and IBD, including ulcerative colitis and Crohn’s disease. The License Agreement will support the development of our portfolio of products for CDI and IBD in markets outside of the United States and Canada, or the Licensed Territory, and is expected to provide substantial financial support for our ongoing research and development. We have retained full commercial rights to our entire portfolio of product candidates with respect to the United States and Canada, where we plan to build our own commercial organization.

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

In exchange for the license, NHS agreed to pay us an upfront cash payment of $120 million, which we received in February 2016. NHS has also agreed to pay to us tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of NHS Collaboration Products in the Licensed Territory. We are eligible to receive up to $295.0 million in development milestone payments, $365.0 million in regulatory payments and up to an aggregate of $1.1 billion for the achievement of certain commercial milestones related to the sales of NHS Collaboration Products. We expect to receive a $10 million milestone payment in 2016 associated with the initiation of the Phase 1b study for SER-262 in CDI. The full potential value of the up-front payment and milestone payments payable by NHS is over $1.9 billion, assuming all products receive regulatory approval and are successfully commercialized.

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

During the three and six months ended June 30, 2016, we recorded revenue of $3.0 and $5.7 million, respectively, in connection with the License Agreement.

We continue to expect that our existing cash, cash equivalents and investments, will enable us to fund our operating expenses and capital expenditure requirements well into 2018. This estimate excludes net cash flows from future business development activities. The specifics of future SER-109 related activities could impact capital requirements, and cash projections. See “—Liquidity and Capital Resources.”

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

Our primary focus of research and development since inception has been on our microbiome therapeutics platform and the subsequent development of SER-109, SER-262, SER-287, SER-301 and SER-155. Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to investigators, consultants and CROs in connection with our pre-clinical studies and clinical trials and regulatory fees. We do not allocate employee-related costs and other indirect costs to specific research and development programs because these costs are deployed across multiple product programs under development and, as such, are classified as costs of our microbiome therapeutics platform research, along with external costs directly related to our microbiome therapeutics platform.

The table below summarizes our research and development expenses incurred on our platform and by product development program.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Microbiome therapeutics platform	$13,172	$4,867	$21,023	$7,181
SER-109	7,169	3,559	12,658	6,744
SER-262	882	358	2,117	420
SER-287	951	—	1,792	—
Total research and development expenses	$22,174	$8,784	$37,590	$14,345

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Our research and development expenses may continue to increase in the foreseeable future as we advance the clinical development of SER-109, SER-262 and SER-287 and initiate clinical trials for certain product candidates, continue to discover and develop additional product candidates, including SER-155 and SER-301, and pursue later stages of clinical development of our product candidates. For example, the European Medicines Agency, or EMA, has provided initial guidance regarding SER-109 Phase 3 trial design that may lead to two Phase 3 studies being conducted to support SER-109 approval in the European Union.

In light of the interim results of our Phase 2 SER-109 clinical trial, we are in the process of gathering and analyzing data and will evaluate potential changes to our development plans for SER-109.

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

Interest Expense.  During the three and six months ended June 30, 2016, interest expense consisted of interest at the stated rate on borrowings under our loan and security agreement, amortization of deferred financing costs and interest expense related to the accretion of debt discount associated with (1) the fair value of preferred stock warrant we issued in connection with the Loan and Security Agreement and (2) a final payment due at maturity and the amortization of purchased premiums and discounts associated with our investments.

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

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in any of the three or six month periods ended June 30, 2016 or 2015.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. During three and six months ended June 30, 2016, we have determined that as a result of the License Agreement, our accounting for collaboration revenue requires significant judgment and, accordingly, have disclosed our policy below. Our critical accounting policies, other than accounting for collaboration revenue, are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K filed on March 14, 2016 and the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$3,004	$—	$3,004
Total revenue	3,004	—	3,004
Operating expenses:
Research and development	22,174	8,784	13,390
General and administrative	8,970	3,556	5,414
Total operating expenses	31,144	12,340	18,804
Loss from operations	(28,140)	(12,340)	(15,800)
Other income (expense):
Interest income	495	151	344
Interest expense	(268)	(146)	(122)
Revaluation of preferred stock warrant liability	—	(220)	220
Total other income (expense), net	227	(215)	442
Net loss	$(27,913)	$(12,555)	$(15,358)

Revenue

Total revenue was $3.0 million for the three months ended June 30, 2016.  We had no revenue for the three months ended June 30, 2015.  The increase was a result of revenue recorded in connection with our License Agreement with NHS, entered into during January 2016.

Research and Development Expenses

	Three Months Ended June 30,
	2016	2015	Change
	(in thousands)
Microbiome therapeutics platform	$13,172	$4,867	$8,305
SER-109	7,169	3,559	3,610
SER-262	882	358	524
SER-287	951	-	951
Total research and development expenses	$22,174	$8,784	$13,390

Research and development expenses were $22.2 million for the three months ended June 30, 2016, compared to $8.8 million for the three months ended June 30, 2015. The increase of $13.4 million was due primarily to the following:

•

an increase of $8.3 million in research expenses related to our microbiome therapeutics platform, due primarily to an increase in payroll and consultant costs of $5.3 million, which included an increase in stock-based compensation expense of $1.0 million due primarily to an increase in employee headcount, an increase in facilities and depreciation charges of $1.0 million, an increase in license costs of $1.1 million, and an increase in lab consumables and supplies of $0.6 million;

•

an increase of $3.6 million in expenses related to our SER-109 program, due primarily to an increase in clinical trial costs of $2.2 million, an increase in contract manufacturing costs of $0.7 million, an increase in conference costs of $0.4 million, and an increase in other consulting costs of $0.3 million;

•

an increase of $0.5 million in expenses for our SER-262 program primarily driven by an increase in clinical trial and consultant costs of $0.3 million and an increase in contract manufacturing costs of $0.1 million due to the initiation of our Phase 1b clinical trial in July 2016; and

•	an increase of $1.0 million in expenses for our SER-287 program primarily driven by the initiation of our Phase 1b clinical trial in December 2015.

Our research and development expenses may continue to increase in the foreseeable future as we advance the clinical development of SER-109, SER-262 and SER-287 and initiate clinical trials for certain product candidates, continue to discover and develop additional product candidates, including SER-155 and SER-301, and pursue later stages of clinical development of our product candidates. For example, the EMA has provided initial guidance regarding SER-109 Phase 3 trial design that may lead to two Phase 3 studies being conducted to support SER-109 approval in the European Union.

In light of the interim results of our Phase 2 SER-109 clinical trial, we are in the process of gathering and analyzing data and will evaluate potential changes to our development plans for SER-109.

General and Administrative Expenses

	Three Months Ended June 30,
	2016	2015	Change
	(in thousands)
Personnel related (including stock-based compensation)	$3,911	$2,277	$1,634
Professional fees	2,989	790	2,199
Facility-related and other	2,070	489	1,581
Total general and administrative expenses	$8,970	$3,556	$5,414

General and administrative expenses were $9.0 million for the three months ended June 30, 2016, compared to $3.6 million for the three months ended June 30, 2015. The increase of $5.4 million was primarily due to the following:

•

an increase in personnel related costs of $1.6 million primarily due to hiring of additional employees from June 30, 2015 to June 30, 2016 to support corporate operations and business development activities, including an increase of $0.6 million in stock-based compensation;

•	an increase in professional fees of $2.2 million due to an increase of $1.7 million in consulting costs and $0.3 million in legal fees as a result of ongoing business activities; and
•	an increase in facility costs of $1.6 million primarily due to an increase in office-related expenses, insurance cost and depreciation charges.

Other Income (Expense), Net

Other income (expense), net for each of the three months ended June 30, 2016 and June 30, 2015 was $0.2 million and $(0.2) million, respectively. The $0.2 million of other income (expense), net for the three months ended June 30, 2016 was primarily due to interest income from investing activities. The $(0.2) million of other income (expense), net for the three months ended June 30, 2015 was primarily due to the revaluing of the preferred stock warrant liability in connection with the automatic conversion of our convertible preferred stock, which occurred upon the listing of our common stock on the NASDAQ on June 26, 2015. The preferred stock warrant liability was remeasured at fair value and reclassified to additional paid-in capital.

Results of Operations

Comparison of six months ended June 30, 2016 and 2015

The following table summarizes our results of operations for the six months ended June 30, 2016 and 2015

	Six Months Ended June 30,
	2016	2015	Change
	(in thousands)
Revenue	$5,714	$—	$5,714
Operating expenses:
Research and development	37,590	14,345	23,245
General and administrative	16,180	6,162	10,018
Total operating expenses	53,770	20,507	33,263
Loss from operations	(48,056)	(20,507)	(27,549)
Other income (expense):
Interest income	763	199	564
Interest expense	(324)	(211)	(113)
Revaluation of preferred stock warrant liability	—	(7)	7
Total other income (expense), net	439	(19)	458
Net loss	$(47,617)	$(20,526)	$(27,091)

Revenue

Total revenue was $5.7 million for the six months ended June 30, 2016.  We had no revenue for the six months ended June 30, 2015.  The increase was a result of revenue recorded in connection with our License Agreement with NHS, entered into during January 2016.

Research and Development Expenses

	Six Months Ended June 30,
	2016	2015	Change
	(in thousands)
Microbiome therapeutics platform	$21,023	$7,181	$13,842
SER-109	12,658	6,744	5,914
SER-262	2,117	420	1,697
SER-287	1,792	—	1,792
Total research and development expenses	$37,590	$14,345	$23,245

Research and development expenses were $37.6 million for the six months ended June 30, 2016, compared to $14.3 million for the six months ended June 30, 2015. The increase of $23.2 million was due primarily to the following:

•

an increase of $13.8 million in research expenses related to our microbiome therapeutics platform, due primarily to an increase in payroll and consultant costs of $10.1 million, which included an increase in stock-based compensation expense of $2.6 million due primarily to an increase in employee headcount, an increase in facilities and depreciation costs of $1.6 million, an increase in license costs of $1.1 million, an increase in lab consumables and supplies of $0.6 million, and an increase in travel costs of $0.3 million;

•

an increase of $5.9 million in expenses related to our SER-109 program, due primarily to an increase in clinical trial costs of $3.5 million, an increase in contract manufacturing costs of $0.6 million, an increase in lab consumables and supplies of $0.9 million, an increase in conference costs of $0.4 million, and an increase in other consulting costs of $0.4 million;

•

an increase of $1.7 million in expenses for our SER-262 program primarily driven by an increase bioprocess development costs of $0.9 million, an increase in clinical trial costs of $0.3 million, an increase in lab consumables and supplies of $0.2 million, and an increase in animal studies costs of $0.2 million due to the initiation of our Phase 1b clinical trial in June 2016; and

•	an increase of $1.8 million in expenses for our SER-287 program primarily driven by the initiation of our Phase 1b clinical trial in December 2015.

Our research and development expenses may continue to increase in the foreseeable future as we advance the clinical development of SER-109, SER-262 and SER-287 and initiate clinical trials for certain product candidates, continue to discover and develop additional product candidates, including SER-155 and SER-301, and pursue later stages of clinical development of our product candidates. For example, the EMA has recently provided initial guidance regarding SER-109 Phase 3 trial design that may lead to two Phase 3 studies being conducted to support SER-109 approval in the European Union.

In light of the interim results of our Phase 2 SER-109 clinical trial, we are in the process of gathering and analyzing data and will evaluate potential changes to our development plans for SER-109.

General and Administrative Expenses

	Six Months Ended June 30,
	2016	2015	Change
	(in thousands)
Personnel related (including stock-based compensation)	$7,237	$3,676	$3,561
Professional fees	5,709	1,617	4,092
Facility-related and other	3,234	869	2,365
Total general and administrative expenses	$16,180	$6,162	$10,018

General and administrative expenses were $16.2 million for the six months ended June 30, 2016, compared to $6.2 million for the six months ended June 30, 2015. The increase of $10.0 million was primarily due to the following:

•

an increase in personnel related costs of $3.6 million primarily due to hiring of additional employees from June 30, 2015 to June 30, 2016 to support corporate operations and business development activities, including an increase of $1.7 million in stock-based compensation;

•	an increase in professional fees of $4.1 million due to an increase in consulting costs of $2.5 million and legal fees of $1.1 million as a result of ongoing business activities; and
•	an increase in facility costs of $2.4 million primarily due to an increase in office-related expenses, insurance cost and depreciation charges.

Other Income (Expense), Net

Other income (expense), net for each of the six months ended June 30, 2016 and June 30, 2015 was $0.4 million and less than $(0.1) million, respectively. The $0.4 million of other income (expense), net for the six months ended June 30, 2016 was primarily due to interest income from investing activities. The expense for the six months ended June 30, 2015 was primarily due to the revaluing of the preferred stock warrant liability in connection with the automatic conversion of our convertible preferred stock, which occurred upon the listing of our common stock on the NASDAQ on June 26, 2015. The preferred stock warrant liability was remeasured at fair value and reclassified to additional paid-in capital.

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

In January 2016 we entered into the License Agreement with NHS, for the development and commercialization of certain of our product candidates in development for the treatment and management of CDI and IBD, including ulcerative colitis and Crohn’s disease. In exchange for the license, NHS agreed to pay us an upfront cash payment of $120 million, which we received in February 2016. NHS has also agreed to pay us tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of NHS Collaboration Products in the Licensed Territory. We are eligible to receive up to $295.0 million in development milestone payments, $365.0 million in regulatory payments and up to an aggregate of $1.1 billion for the achievement of certain commercial milestones related to the sales of NHS Collaboration Products. We expect to receive a $10 million milestone payment in 2016 associated with the initiation of the Phase 1b study for SER-262 in CDI. The full potential value of the up-front payment and milestone payments payable by NHS is over $1.9 billion, assuming all products receive regulatory approval and are successfully commercialized.

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

As of June 30, 2016, we had cash, cash equivalents and investments totaling $272.4 million and an accumulated deficit of $130.2 million.

 Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash provided by (used in) operating activities	$76,093	$(17,996)
Cash used in investing activities	(91,146)	(57,174)
Cash provided by (used in) financing activities	944	(2,677)
Net decrease in cash and cash equivalents	$(14,109)	$(77,847)

Operating Activities. During the six months ended June 30, 2016, operating activities provided $76.1 million of cash, primarily due to upfront cash received of $120.0 million in connection with the License Agreement.  The increase was partially offset by a net loss of $47.6 million, cash used from changes in our operating assets and liabilities of $0.3 million and by non-cash charges of $9.7 million. Net cash used for changes in our operating assets and liabilities during the six months ended June 30, 2016 consisted of a $2.7 million increase in prepaid expenses and other current assets, offset in part by a $2.0 million increase in accrued expenses and other current liabilities and an increase in accounts payable of $0.4 million. The increase in our accounts payable was due to the timing of payments. The increase in prepaid expenses and other current assets was due primarily to prepayments made for clinical trial activities and insurance premiums.

During the six months ended June 30, 2015, operating activities used $18.0 million of cash, primarily resulting from our net loss of $20.5 million and cash used from changes in our operating assets and liabilities of $2.2 million, partially offset by non-cash charges of $4.8 million. Net cash used for changes in our operating assets and liabilities during the six months ended June 30, 2015 consisted of a $2.2 million increase in prepaid expenses and other current assets and a $0.1 million increase in in accrued expenses and other current liabilities, offset in part by a decrease in accounts payable of $0.1 million. The decrease in our accounts payable was due to the timing of payments. The increase in prepaid expenses and other current assets was due primarily to prepayments made for clinical trial activities.

Investing Activities. During the six months ended June 30, 2016, net cash used in investing activities was $91.1 million, consisting of purchases of investments of $206.5 million and purchases of property and equipment of $9.9 million. The decrease was partially offset by sales and maturities of investments of $125.3 million.

During the six months ended June 30, 2015, we used $57.2 million of cash in investing activities, consisting of purchases of investments of $64.3 million and purchases of property and equipment of $1.7 million. The decrease was partially offset by maturities of investments of $8.7 million.

Financing Activities. During the six months ended June 30, 2016, net cash provided by financing activities was $0.9 million in connection with the exercise of options to purchase our common stock.

During the six months ended June 30, 2015, net cash used in financing activities was $2.7 million as a result of principal repayments of $0.6 million of borrowings under our Loan and Security Agreement and payments of initial public offering costs of $2.1 million, both of which were partially offset by proceeds from the exercise of stock options and warrants to purchase common stock of $0.1 million.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing development activities related to SER-109, SER-262 and SER-287, which are in clinical development, and our follow-on therapeutics and other programs. In addition, we expect to continue to incur additional costs associated with operating as a public company.

On July 29, 2016, we announced the interim 8-week results from our ongoing SER-109 Phase 2 clinical study for the prevention of multiply recurrent CDI. The study’s primary endpoint of reducing the relative risk of CDI recurrence at up to 8-weeks was not achieved. We are in the process of gathering and analyzing data, and in consultation with the FDA, plan to make appropriate adjustments to our SER-109 development plans.

We anticipate that our expenses may increase substantially if and as we:

•	evaluate our development plans for SER-109, our lead product candidate, in light of the Phase 2 interim clinical study results;
•	conduct our Phase 1b clinical studies of SER-287 and SER-262;
•	continue the research and development of our other product candidates;
•	seek to enhance our microbiome therapeutics platform and discover and develop additional product candidates, including SER-155 and SER-301;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
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

We continue to expect that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements well into 2018. This estimate excludes net cash flows from future business development activities. The specifics of future SER-109 related activities could impact capital requirements, and cash projections. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of SER-109, SER-262 and SER-287 or our follow-on programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements for SER-109, SER-262 and SER-287 or our other programs will depend on many factors, including:

•	our evaluation of changes to our development plans for SER-109, in light of the Phase 2 interim clinical study results;
•	the progress and results of our Phase 1b clinical study of SER-287;
•	the progress and results of our Phase 1b clinical study of SER-262;
•	the cost of manufacturing clinical supplies of our product candidates;
•	the scope, progress, results and costs of pre-clinical development, laboratory testing and clinical trials for our other product candidates, including SER-155 and SER-301;
•	the costs, timing and outcome of regulatory review of our product candidates and research activities;
•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	the effect of competing technological and market developments; and
•	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments was included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have been no material changes from the contractual commitments and obligations previously disclosed in our 2015 Annual Report on Form 10-K, except as outlined below.

We previously leased office and laboratory space with a lease term expiring in January 2018 and no extension periods. In May 2016, upon mutual agreement with the landlord, we accelerated the termination of the operating lease to June 30, 2016. Upon termination of the lease, we recorded a benefit to rent expense of $0.1 million to write off amounts previously recorded as deferred rent. The outstanding security deposit of $0.1 million, which is secured by a cash collateralized letter of credit, will remain in place until 90 days after the termination in accordance with the original lease.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2016, our cash, cash equivalents and investments consisted of cash, money market accounts and investments in corporate bonds, commercial paper and government securities with remaining maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $16.7 million for the year ended December 31, 2014, $54.8 million for the year ended December 31, 2015 and $47.0 million and $20.5 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had an accumulated deficit of $129.6 million. To date, we have financed our operations through the initial public offering of our common stock, private placements of our preferred stock, and the issuance of convertible promissory notes and borrowings under a loan and security agreement with Comerica Bank, or the loan and security agreement. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting pre-clinical studies and clinical trials. We are in the early stages of development of our product candidates, which we call Ecobiotic microbiome therapeutics, and we have not completed development of any Ecobiotic microbiome therapeutics or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future.  We anticipate that our expenses may increase substantially as we:

•

evaluate the clinical development of SER-109, our lead product candidate in light of the interim 8-week results from our ongoing SER-109 Phase 2 clinical study for the prevention of multiply recurrent CDI;

•	conduct our Phase 1b clinical studies of SER-287 and SER-262;
•	continue the research and development of our other product candidates, including completing pre-clinical studies and commencing clinical trials for SER-301 and SER-155;
•	seek to enhance our microbiome therapeutics platform and discover and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
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

Our expenses may increase in connection with our ongoing activities, particularly as we evaluate the clinical development of SER-109 and our Phase 1b clinical studies of SER-287 and SER-262, and continue to research, develop and initiate clinical trials of SER-301 and SER-155 and our other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

On July 29, 2016, we announced the interim 8-week results of our ongoing Phase 2 clinical study of SER-109 indicating that the primary endpoint was not achieved. We are in the process of gathering and analyzing data, and in consultation with the FDA, plan to make appropriate adjustments to our SER-109 development plans.

We continue to expect that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements well into 2018. This estimate excludes net cash flows from future business development activities. The specifics of future SER-109 related activities could impact capital requirements, and cash projections. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the analysis of data related to our Phase 2 clinical study of SER-109, as well as future or potential additional clinical studies for SER-109;
•	the cost of manufacturing clinical supplies of our product candidates;
•	the scope, progress, results and costs of pre-clinical development, laboratory testing and clinical trials for our other product candidates, including SER-301 and SER-155;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	the effect of competing technological and market developments; and
•	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates

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

Since our inception in October 2010, we have devoted substantially all of our resources to developing SER-109, SER-262 and SER-287, building our intellectual property portfolio, developing our supply chain, planning our business, raising capital and providing general and administrative support for these operations. All but three of our product candidates, SER-109, SER-262 and SER-287, are still in pre-clinical development. We have completed our Phase 1b/2 clinical study of SER-109, our lead product candidate, but have not completed any other clinical trials for this or any other product candidate. The interim 8-week results of our Phase 2 clinical study of SER-109 were not statistically significant. We are in the process of gathering and analyzing data, and in consultation with the FDA, plan to make appropriate adjustments to our SER-109 development plans. We have not yet demonstrated our ability to successfully complete any Phase 2 clinical study or any Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts and may not be successful in our efforts to use our microbiome therapeutics platform to build a pipeline of product candidates and develop marketable drugs.

We are using our microbiome therapeutics platform to develop Ecobiotic microbiome therapeutics. We are at an early stage of development and our platform has not yet, and may never lead to, approvable or marketable drugs. We are developing additional product candidates that we intend to be used to prevent non-Clostridium difficile infection and to treat inflammatory and metabolic diseases. We may have problems applying our technologies to these areas, and our product candidates may not be effective in preventing infection and disease. Our product candidates may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.

On July 29, 2016, we announced the interim 8-week results from our ongoing SER-109 Phase 2 clinical study for the prevention of multiply recurrent CDI. The study’s primary endpoint of reducing the relative risk of CDI recurrence at up to 8-weeks was not achieved. The results of this study may impact our microbiome therapeutics platform and the success of our other product candidates.

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

All of our product candidates are based on microbiome therapy, a therapeutic approach that is designed to treat disease by restoring the function of a dysbiotic microbiome. We have not, nor to our knowledge has any other company, received regulatory approval for a therapeutic based on this approach. We cannot be certain that our approach will lead to the development of approvable or marketable products. In addition, our Ecobiotic microbiome therapeutics may have different effectiveness rates in various indications and in different geographical areas. Finally, the FDA or other regulatory agencies may lack experience in evaluating the safety and efficacy of products based on microbiome therapeutics, which could result in a longer than expected regulatory review process, increase our expected development costs and delay or prevent commercialization of our product candidates. For example, on July 29, 2016, we announced the interim 8-week results from our ongoing SER-109 Phase 2 clinical study for the prevention of multiply recurrent CDI. The study’s primary endpoint of reducing the relative risk of CDI recurrence at up to 8-weeks was not achieved.

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

It is difficult to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete pre-clinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failed clinical trial can occur at any stage of testing. The outcome of pre-clinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks.

In addition, we cannot be certain as to what type and how many clinical trials the FDA, or other regulators, will require us to conduct before we may successfully gain approval to market SER-109 or any of our other product candidates. Prior to approving a new therapeutic product, the FDA generally requires that safety and efficacy be demonstrated in two adequate and well-controlled clinical trials. In some situations, evidence from a Phase 2 trial and a Phase 3 trial or from a single Phase 3 trial can be sufficient for FDA approval, such as in cases where the trial or trials provide highly reliable and statistically strong evidence of an important clinical benefit. In light of the interim results from our Phase 2 clinical trial of SER-109, we are in the process of gathering and analyzing data and will evaluate potential changes to our development plans for SER-109. In the course of our discussions with the FDA, the FDA has indicated that we may be required to conduct more than one Phase 3 clinical trial of SER-109 in order to gain approval. Additional clinical trials could cause us to incur significant development costs, delay or prevent the commercialization of SER-109 or otherwise adversely affect our business.

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

We completed our Phase 1b/2 clinical study of SER-109 in 2014, dosed the first patient in a Phase 2 clinical study for this product candidate in May 2015 and completed enrollment in May 2016. Although most clinical research performed in the United States must be authorized in advance by the FDA under its investigational new drug application, or IND, regulations, we did not conduct our Phase 1b/2 clinical study under an IND pursuant to the FDA’s exercise of enforcement discretion with regard to IND requirements for use of fecal microbiota for transplantation to treat CDI not responsive to standard therapies. Although the FDA provided confirmation that it intended to exercise enforcement discretion with respect to our Phase 1b/2 clinical study of SER-109, it stated that continued clinical evaluation of SER-109 will require an IND. In April 2015, the FDA authorized the conduct of our Phase 2 clinical study of SER-109 under an IND. We intend to conduct all future clinical studies of SER-109 under this IND. Unlike with SER-109, we expect that the FDA will require an IND before we initiate clinical testing of our other product candidates and may also require us to conduct more extensive pre-clinical tests prior to the start of clinical trials than were required for SER-109. For subsequent product candidates, we have initiated INDs.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside the United States. Failure to obtain marketing approval for a product candidate in any jurisdiction will prevent us from commercializing the product candidate in that jurisdiction, and may affect our plans for commercialization in other jurisdictions as well. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction and the interim 8-week results of our Phase 2 clinical study of SER-109 indicated that the primary endpoint of reducing the relative risk of CDI recurrence at up to 8 weeks was not achieved. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third parties to assist us in this process. Securing marketing approval requires the submission of extensive pre-clinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

We have obtained orphan drug designation from the FDA for SER-109 for recurrent C. difficile infection and may seek orphan drug designation and exclusivity for some of our future product candidates. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs and biologics for relatively small patient populations as orphan drugs. In the United States, the FDA may designate a drug or biologic as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a disease or condition that affects fewer than 200,000 individuals annually in the United States.

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

Termination of the License Agreement could cause significant delays in our product development and commercialization efforts that could prevent us from commercializing our CDI and IBD product candidates, outside of the United States and Canada, without first expanding our internal capabilities or entering into another agreement with a third party. Any alternative collaboration or license could also be on less favorable terms to us. In addition, under the License Agreement, NHS agreed to provide funding for certain clinical development activities. If the License Agreement were terminated, we may need to refund those payments and seek additional financing to support the research and development of any terminated products or discontinue any terminated products, which could have a material adverse effect on our business.

Under the License Agreement, we are dependent upon NHS to successfully commercialize any NHS Collaboration Products outside of the United States and Canada. We cannot directly control NHS’ commercialization activities or the resources it allocates to our product candidates. Our interests and NHS’ interests may differ or conflict from time to time, or we may disagree with NHS’ level of effort or resource allocation. NHS may internally prioritize our product candidates differently than we do or it may not allocate sufficient resources to effectively or optimally commercialize them. If these events were to occur, our business would be adversely affected.

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

We rely on third parties for certain aspects of the manufacture of our product candidates for pre-clinical and clinical testing and expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or that such quantities may not be available at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We rely, and expect to continue to rely, on third parties for the manufacture of certain aspects of our product candidates for pre-clinical and clinical testing, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates on a timely basis or at all, or that such quantities will be available at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Third-party manufacturers may not be able to comply with current good manufacturing processes, or cGMP, regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. The contract manufacturer we rely on to produce SER-109, SER-262 and SER-287 has never produced a FDA-approved therapeutic. If our contract manufacturer is unable to comply with cGMP regulation or if the FDA does not approve their facility upon a pre-approval inspection, our therapeutic candidates may not be approved or may be delayed in obtaining approval. In addition, there are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing our products. Therefore, our product candidates and any future products that we may develop may compete with other products for access to manufacturing facilities. Any failure to gain access to these limited manufacturing facilities could severely impact the clinical development, marketing approval and commercialization of our product candidates.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. Except for backup facilities in Massachusetts and California, we do not currently have arrangements in place for redundant supply or a second source for required raw materials used in the manufacture of our product candidates or for the manufacture of finished SER-109 product. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and anticipated future dependence upon others for the manufacture of our product candidates or products could delay, prevent or impair our development and commercialization efforts.

We have no experience manufacturing our product candidates at commercial scale, and if we decide to establish our own manufacturing facility, we cannot assure you that we can manufacture our product candidates in compliance with regulations at a cost or in quantities necessary to make them commercially viable.

We have manufacturing facilities at our Cambridge locations where we conduct process development, scale-up activities and a portion of the manufacture of Ecobiotic microbiome therapeutics. The FDA and other comparable foreign regulatory agencies must, pursuant to inspections that are conducted after submitting a BLA or relevant foreign marketing submission, confirm that the manufacturing processes for the product meet cGMP. We have not yet had any of our manufacturing facilities inspected.

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

Outside the United States, we rely and may increasingly rely on third parties, including NHS, to sell, market and distribute our product candidates. We may not be successful in entering into arrangements with such third parties or may be unable to do so on terms that are favorable to us. In addition, our product revenue and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.

The development and commercialization of new drug and biologic products is highly competitive and is characterized by rapid and substantial technological development and product innovations. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. We are aware of a number of large pharmaceutical and biotechnology companies, as well as smaller, early-stage companies, that are pursuing the development of products, including microbiome therapeutics, for the prevention of CDI and other disease indications we are targeting. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others may be based on entirely different approaches. For example, FMT is a procedure that has resulted in high cure rates for recurrent CDI and our competitors and physicians may continue to seek to standardize and implement this procedure. Potential competitors also include academic institutions, government agencies, not-for-profits and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

We currently hold $5.0 million in product liability insurance coverage in the aggregate, with a per occurrence limit of $5.0 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors, physicians and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may restrict the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. For example, in June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum.  While non-binding, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations for approving and marketing drugs that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal.

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

We are highly dependent on Roger Pomerantz, our President and Chief Executive Officer and Chairman of the Board of Directors, as well as the other principal members of our management, scientific and clinical team, including Eric Shaff, our Chief Financial Officer and Executive Vice President, David Cook, our Chief Scientific Officer and Executive Vice President of Research & Development, John Aunins, our Chief Technology Officer and Executive Vice President of Bioprocess & Manufacturing, Michele Trucksis, our Chief Medical Officer and Executive Vice President, Tom DesRosier, our Executive Vice President, Chief Legal Officer, Secretary and Executive Vice President, Wael Hashad, our Chief Commercial Officer, and Executive Vice President, and Matthew Henn, our Head of Drug Discovery & Bioinformatics and Senior Vice President. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Our stock price is likely to be volatile. On July 29, 2016, our stock price declined significantly following an announcement that the interim results of our Phase 2 clinical study of SER-109 indicated that the primary endpoint, reducing the relative risk of Clostridium Difficile infection (CDI) recurrence at up to 8 weeks, was not achieved. Furthermore, the stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for your common stock. The market price for our common stock may be influenced by many factors, including:

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

Our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 56% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Approximately 30.5 million shares of our common stock are eligible to be sold into the market, unless held by one of our affiliates, in which case the resale of those securities is subject to volume limitations under Rule 144 of the Securities Act. Moreover, holders of an aggregate of approximately 20.9 million shares of our common stock as of June 30, 2016 have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

SERES THERAPEUTICS, INC.

Date: August 11, 2016	By:	/s/ Eric D. Shaff
Eric D. Shaff
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15

3.2	Amended and Restated Bylaws	8-K	001-37465	3.2	7/1/15

10.1	Employment Agreement, dated April 26, 2016, by and between the Registrant and Thomas DesRosier					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.