Form 10-Q
period 2016-09-30
Seres Therapeutics, Inc.
filed 2016-11-10
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 7, 2016 there were 40,355,753 shares of Common Stock, $0.001 par value per share, outstanding.

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

Part I – Financial Information

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$55,611	$73,933
Investments	147,768	131,149
Prepaid expenses and other current assets	5,055	2,528
Total current assets	208,434	207,610
Property and equipment, net	34,560	7,751
Long-term investments	53,098	—
Restricted cash	1,422	1,539
Total assets	$297,514	$216,900
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,228	$5,397
Accrued expenses and other current liabilities	15,623	5,523
Deferred revenue - related party	12,027	—
Total current liabilities	31,878	10,920
Lease incentive obligation, net of current portion	10,740	586
Deferred rent	1,381	—
Deferred revenue, net of current portion - related party	99,518	—
Total liabilities	143,517	11,506
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2016 and December 31, 2015; no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2016 and December 31, 2015; 40,355,753 and 39,082,017 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	40	39
Additional paid-in capital	302,939	287,937
Accumulated other comprehensive income	(67)	30
Accumulated deficit	(148,915)	(82,612)
Total stockholders’ equity	153,997	205,394
Total liabilities and stockholders’ equity	$297,514	$216,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Collaboration revenue - related party	$13,015	$—	$18,730	$—
Total revenue	13,015	—	18,730	—
Operating expenses:
Research and development expenses	24,143	9,850	61,733	24,195
General and administrative expenses	7,967	4,711	24,163	10,873
Total operating expenses	32,110	14,561	85,896	35,068
Loss from operations	(19,095)	(14,561)	(67,166)	(35,068)
Other income (expense):
Interest income	719	172	1,483	372
Interest expense	(312)	(231)	(620)	(443)
Revaluation of preferred stock warrant liability	—	$—	—	(7)
Total other income (expense), net	407	(59)	863	(78)
Net loss	$(18,688)	$(14,620)	$(66,303)	$(35,146)
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(0.38)	$(1.67)	$(1.92)
Weighted average common shares outstanding, basic and diluted	40,235,623	38,980,839	39,676,085	18,292,002
Other comprehensive income:
Unrealized gain/(loss) on investments, net of tax of $0	$(150)	$(33)	$(97)	$(10)
Total other comprehensive income	(150)	(33)	(97)	(10)
Comprehensive loss	$(18,838)	$(14,653)	$(66,400)	$(35,156)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(66,303)	$(35,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,865	6,907
Depreciation and amortization expense	2,511	394
Loss from revaluation of preferred stock warrant liability	—	7
Non-cash interest expense	2	269
Accretion of discount on investments	(317)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,527)	(2,962)
Deferred revenue	111,545	—
Accounts payable	84	532
Accrued expenses and other liabilities	6,866	724
Net cash provided by (used in) operating activities	64,726	(29,275)
Cash flows from investing activities:
Purchases of property and equipment	(15,805)	(3,126)
Purchases of investments	(245,728)	(197,100)
Sales and maturities of investments	176,230	47,295
Changes in restricted cash	117	—
Net cash used in investing activities	(85,186)	(152,931)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	(24)
Proceeds from exercise of stock options and common stock warrants	2,138	260
Proceeds from issuances of common stock upon completion of initial public offering	—	143,015
Repayment of notes payable	—	(2,600)
Payments of initial public offering costs	—	(2,928)
Net cash provided by financing activities	2,138	137,723
Net decrease in cash and cash equivalents	(18,322)	(44,483)
Cash and cash equivalents at beginning of period	73,933	114,185
Cash and cash equivalents at end of period	$55,611	$69,702
Supplemental disclosure of cash flow information:
Cash paid for interest	$109	$162
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock upon listing of the Company’s common stock on the NASDAQ	$—	$136,053
Property and equipment purchases included in accounts payable and accrued expenses	$4,484	$648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(Unaudited)

1.	Nature of the Business and Basis of Presentation

Seres Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in October 2010 under the name Newco LS21, Inc. In October 2011, the Company changed its name to Seres Health, Inc., and in May 2015, the Company changed its name to Seres Therapeutics, Inc. The Company is a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to restore health by repairing the function of a dysbiotic microbiome. The Company’s lead product candidate, SER-109, is intended to prevent further recurrences of Clostridium difficile infection (“CDI”), a debilitating infection of the colon, and, if approved by the FDA, could be a first-in-field drug. Using its microbiome therapeutics platform, the Company is developing additional product candidates to treat diseases where the microbiome is implicated, including SER-262, a synthetic product candidate, to prevent an initial recurrence of primary CDI, SER-287 to treat inflammatory bowel disease, including ulcerative colitis, SER-301, a synthetic ulcerative colitis product candidate, and SER-155, a synthetic product candidate, to improve clinical outcomes following allogeneic hematopoietic stem cell transplantation (allo-HSCT) due to infections and graft-versus-host disease. The Company is also using its microbiome therapeutics platform to conduct research on metabolic diseases, such as non-alcoholic steatohepatitis (NASH); inflammatory diseases, such as Crohn’s disease; rare liver disorders such as primary sclerosing cholangitis (PSC); and immuno-oncology treatments.

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

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2015 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the U.S. Securities and Exchange Commission on March 14, 2016.

The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The condensed consolidated balance sheet at December 31, 2015 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of September 30, 2016 and consolidated results of operations for the three and nine months ended September 30, 2016 and its cash flows for the nine months ended September 30, 2016 and 2015. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2016.

2.Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2015, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. During the three and nine months ended September 30, 2016, the Company recorded revenue in connection with its collaboration agreement. See Note 9, “Collaboration Revenue,” for additional information.

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

The following table presents information about the Company’s assets as of September 30, 2016 and December 31, 2015 that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (note there were no liabilities measured at fair value on a recurring basis in either of the periods presented):

	Fair Value Measurements as of September 30, 2016 Using:
	Level 1	Level 2	Level 3	Not Subject to Leveling (1)	Total
Assets:
Cash Equivalents	$—	$8,318	$—	$1,119	$9,437
Repurchase Agreements	—	8,500	—	—	8,500
Investments:
Commercial Paper	$—	$29,739	$—	$—	$29,739
Certificates of Deposit	—	12,799	—	—	12,799
Corporate Bonds	—	88,762	—	—	88,762
Government Securities	—	51,537	—	—	51,537
Treasury Bonds	—	18,029	—	—	18,029
	$—	$217,684	$—	$1,119	$218,803
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

As of September 30, 2016, the Company’s cash equivalents, which were invested in money market funds, corporate bonds, and repurchase agreements with original maturities of less than 90 days from the date of purchase, were valued based on Level 2 inputs. Repurchase agreements are agreements with banks to repurchase notes that are collateralized by U.S. government securities.

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

The fair value of the Company’s investments, which consisted of commercial paper, certificates of deposit, corporate bonds, government securities and treasury bonds as of September 30, 2016 and December 31, 2015 were determined using Level 2 inputs. During the three and nine months ended September 30, 2016 there were no transfers between Level 1, Level 2 and Level 3.

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

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options and warrants and unvested restricted stock. The Company applied the two-class method to calculate its basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2015, as its convertible preferred stock and common stock are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method does not impact the net loss per share of common stock as the Company was in a net loss position for the three and nine months ended September 30, 2015 and preferred stockholders do not participate in losses.

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

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2016	2015
Stock options to purchase common stock	5,165,729	4,842,496
Unvested restricted common stock	—	625
	5,165,729	4,843,121

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The new standard addresses specific cash flow issues with the objective of reducing existing diversity in practice. The new standard will be effective for the Company on January 1, 2018. The Company is in the process of evaluating the impact of this new guidance.

Reclassifications

Certain amounts reported in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year condensed consolidated financial statements.

3.	Investments

As of September 30, 2016 and December 31, 2015, the fair value of available-for-sale investments by type of security was as follows:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial Paper	$29,709	$30	$—	$29,739
Certificates of Deposit	12,799	—	—	12,799
Corporate Bonds	88,856	3	(97)	88,762
Government Securities	51,546	7	(16)	51,537
Treasury Bonds	18,021	8	—	18,029
	$200,931	$48	$(113)	$200,866

	December 31, 2015
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial Paper	$64,733	$87	$—	$64,820
Corporate Bonds	46,538	—	(48)	46,490
Government Securities	15,823	—	(4)	15,819
Treasury Bonds	4,022	—	(2)	4,020
	$131,116	$87	$(54)	$131,149

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

4.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2016	December 31, 2015
Laboratory equipment	$9,380	$4,370
Computer equipment	995	408
Furniture and office equipment	892	285
Leasehold improvements	25,940	1,856
Construction in progress	839	1,843
	38,046	8,762
Less: Accumulated depreciation and amortization	(3,486)	(1,011)
	$34,560	$7,751

Construction in progress at September 30, 2016 was comprised primarily of leasehold improvements and laboratory equipment purchased in connection with the build-out of office and laboratory space at our new headquarters at 200 Sidney Street in Cambridge, Massachusetts. Refer to footnote 11 for further details related to the Company’s lease of the 200 Sidney Street facility.

Depreciation and amortization expense was $1,251, $2,511, $182 and $394 for the three and nine months ended September 30, 2016 and 2015, respectively.

5.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2016	December 31, 2015
Development and manufacturing costs	$6,635	$1,436
Payroll and payroll-related costs	3,388	2,756
Professional fees	408	184
Facility	5,081	1,053
Other	111	94
	$15,623	$5,523

6.	Preferred Stock Warrant Liability

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

In connection with the automatic conversion of the Company’s convertible preferred stock, which occurred upon the listing of the Company’s common stock on the NASDAQ Global Select Market (“NASDAQ”) on June 26, 2015, the preferred stock warrant became a warrant to purchase common stock. The Company performed the final mark to market adjustment on the preferred stock warrant using the fair value of the underlying common shares of $18.00 per share on June 26, 2015 and recorded the change in fair value in other income (expense), net in the consolidated statement of operations and comprehensive loss. The preferred stock warrant liability was then reclassified to additional paid-in-capital as it became a warrant to purchase common stock.

There was no balance related to the preferred stock warrant liability as of September 30, 2016 and December 31, 2015.

The Company recorded a loss of $7 for the nine months ended September 30, 2015 to reflect the change in fair value of this preferred stock warrant.

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

On July 1, 2015, in connection with the closing of the Company’s initial public offering of its common stock (the “IPO”), the Company effected its Restated Certificate of Incorporation, which authorizes the Company to issue 10,000,000 shares of preferred stock, $0.001 par value per share.

8.	Stockholders’ Equity Common Stock

On July 1, 2015, the Company completed the IPO, and issued and sold 8,545,138 shares of common stock at a public offering price of $18.00 per share, resulting in net proceeds of approximately $139,267 after deducting underwriting discounts and commissions and other offering expenses totaling $3,748. The shares issued upon closing of the IPO included 1,114,583 shares of the Company’s common stock, which were sold to the underwriters pursuant to the full exercise of their option to purchase additional shares of common stock. Upon the listing of the Company’s common stock on the NASDAQ on June 26, 2015, all outstanding shares of the Company’s convertible preferred stock automatically converted into 22,866,987 shares of the Company’s common stock.

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

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2015	5,026,246	$8.01	8.70	$136,945
Granted	1,615,625	26.78
Exercised	(1,273,736)	1.68
Forfeited	(202,406)	22.25
Outstanding as of September 30, 2016	5,165,729	$14.88	8.50	$21,885
Options exercisable as of September 30, 2016	1,661,320	$7.56	7.86	$11,656
Options vested and expected to vest as of September 30, 2016	5,068,856	$14.78	8.48	$21,700

The weighted average grant-date fair value of stock options granted during the three and nine months ended September 30, 2016 was $12.45 and $18.93 per share, respectively.

The Company has granted performance-based stock options to certain employees. These stock options are exercisable only upon achievement of specified performance targets. During the nine months ended September 30, 2016, the Company has determined that the achievement of these specified performance targets occurred. Upon achievement of the performance targets, 60,000 options became immediately vested.  The Company recorded stock based compensation expense of $235 during the nine months ended September 30, 2016 related to these awards. The grant date fair value of these awards was $3.92 per share.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense related to stock options and restricted common stock in the following expense categories of its consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development expenses	$2,334	$1,304	$7,416	$3,818
General and administrative expenses	1,910	1,203	5,449	3,089
	$4,244	$2,507	$12,865	$6,907

9.	Collaboration Revenue

Nestec Ltd.

In January 2016 the Company entered into the License Agreement with NHS, an affiliate of Nestlé Health Science US Holdings, Inc., a significant stockholder of the Company, for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including ulcerative colitis and Crohn’s disease. The License Agreement will support the development of the Company’s portfolio of products for CDI and IBD in markets outside of the United States and Canada (the “Licensed Territory”). The Company has retained full commercial rights to its entire portfolio of product candidates with respect to the United States and Canada.

Under the License Agreement, the Company granted to NHS an exclusive, royalty-bearing license to develop and commercialize, in the Licensed Territory, certain products based on its microbiome technology that are being developed for the treatment of CDI and IBD, including SER-109, SER-262, SER-287 and SER-301, (collectively, the :NHS Collaboration Products”). The License Agreement sets forth the Company’s and NHS’ respective obligations for development, commercialization, regulatory and manufacturing and supply activities for the NHS Collaboration Products with respect to the licensed fields and the Licensed Territory.

Under the License Agreement, the Company’s and NHS’ development activities will be governed by global and regional development plans, including the conduct of additional clinical studies. The Company has agreed to manufacture and supply NHS Collaboration Products to support development and commercialization of NHS Collaboration Products in the licensed fields and in the Licensed Territory. NHS will have the right to obligate the Company to transfer technology necessary to manufacture Collaboration Products in the event that the Company materially fails to meet its supply commitments to NHS under the commercial supply agreement. The Company has also agreed to use diligent efforts to develop NHS Collaboration Products under a global development plan and to obtain approval for such NHS Collaboration Products in the European Union.

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

The License Agreement continues in effect until terminated by either the Company or NHS on the following bases: (i) NHS may terminate the License Agreement in the event of serious safety issues related to any of the NHS Collaboration Products; (ii) the Company may terminate the License Agreement if NHS challenges the validity or enforceability of any of the Company’s licensed patents; and (iii) either the Company or NHS may terminate the License Agreement in the event of the other party’s uncured material breach or insolvency. Upon termination of the License Agreement, all licenses granted to NHS by the Company will terminate, and all rights in and to the NHS Collaboration Products in the Licensed Territory will revert to the Company. If the Company commits a material breach of the License Agreement, NHS may elect not to terminate the License Agreement but instead apply specified adjustments to its payment obligations and other terms and conditions of the License Agreement.

The License Agreement contains customary representations and warranties, intellectual property protection provisions, certain indemnification rights in favor of each party and customary confidentiality provisions and limitations of liability.

At the inception of the License Agreement, the Company identified the following deliverables: (i) a license to develop and commercialize the NHS Collaboration Products in the Licensed Territory, (ii) obligation to perform research and development services, (iii) participation on a joint steering committee, and (iv) manufacturing services to provide clinical supply to complete future clinical trials. The Company also identified a contingent deliverable, the obligation to perform manufacturing services to provide commercial supply if commercialization occurs, which is contingent upon regulatory approval. This contingent deliverable has been excluded from the initial allocation and will be treated as a separate unit of accounting when and if delivered.

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

The Company will recognize revenue utilizing a time-based proportional performance model where revenue related to each payment is recognized over the ten year performance period.  As of September 30, 2016, the only consideration that is fixed and determinable is the non-refundable upfront payment of $120,000 and $275 for the reimbursement of development services since the inception of the arrangement. For additional consideration that could be received for research and development services and/or manufacturing services for clinical supply, the Company will recognize a cumulative catch-up for the amount of time that has elapsed and spread the unrecognized portion over the remaining performance period.

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

The Company has evaluated all of the milestones that may be received in connection with the License Agreement with NHS. In evaluating if a milestone is substantive, the Company assesses whether, (i) the consideration is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (ii) the consideration relates solely to past performance and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. All development, approval and commercialization milestones that may be received under the License Agreement are considered substantive on the basis of the contingent nature of the milestone. The Company has specifically reviewed factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the milestone as well as the level of effort and investment required. Accordingly, such amounts will be recognized as revenue in full in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met.

During the three months ended September 30, 2016, the Company received $10,000 from NHS in connection with the initiation of the Phase 1b study for SER-262 in CDI. The Company recognizes revenue associated with substantive milestones in accordance with FASB ASC Topic 605-28, Revenue Recognition-Milestone Method. The $10,000 was recognized in full as related party collaboration revenue during the three months ended September 30, 2016.

Royalties will be recorded as revenue in the period they are earned assuming all other revenue recognition criteria are met.

During the three and nine months ended September 30, 2016, the Company recognized $13,015 and $18,730, respectively, of related party revenue associated with the License Agreement. As of September 30, 2016, there was $111,545 of deferred revenue related to the License Agreement, which is classified as current or non-current in the consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next twelve months. All costs associated with the License Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

10.	Income Taxes

The Company did not provide for any income taxes for the nine month period ended September 30, 2016 or 2015.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of ASC 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at September 30, 2016 and December 31, 2015.

As of September 30, 2016 and December 31, 2015, the Company had no accrued interest or tax penalties recorded. The Company files income tax returns in the U.S. and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2012. However, to the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated my still be adjusted upon examination by the Internal Revenue Service or state tax authorizes to the extent it is utilized in a future period. There are no currently ongoing or pending examinations in any jurisdictions.

11.	Commitments and Contingencies

Leases

The Company previously leased office and laboratory space with a lease term expiring in January 2018 and no extension periods. In May 2016, upon mutual agreement with the landlord, the Company accelerated the termination of the operating lease to June 30, 2016. Upon termination of the lease, the Company recorded a benefit to rent expense of $136 to write off amounts previously recorded as deferred rent. The outstanding security deposit of $119, which was secured by a cash collateralized letter of credit, was released in September 2016.

On November 11, 2015, the Company entered into a non-cancelable property lease with BMR-Sidney Research Campus LLC (“BMR”) for 83,396 square feet of office, laboratory and pilot manufacturing space at 200 Sidney Street, Cambridge, Massachusetts. The lease term commenced in March 2016 and ends in November 2023. The Company has the option to extend the lease twice, each for a five-year period. The Company moved its corporate headquarters to this location in April 2016. BMR will contribute a total of $12,509 toward the cost of tenant improvements.  BMR’s contribution toward the cost of tenant improvements is recorded as a lease incentive obligation on the Company’s consolidated balance sheet. The lease incentive obligation is amortized to the Company’s consolidated statement of operations as reductions to rent expense over the lease term. As of September 30, 2016, we have recorded a lease incentive obligation of $11,957.

During the three and nine months ended September 30, 2016 and 2015, the Company recognized $1,406, $2,587, $352 and $892, respectively, of rental expense related to office and laboratory space.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2016 or December 31, 2015.

Legal Contingencies

The Company accrues a liability for legal contingencies when it believes that it is both probable that a liability has been incurred and that the Company can reasonably estimate the amount of the loss. The Company reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and the views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in the Company’s accrued liabilities would be recorded in the period in which such determination is made.

In addition, in accordance with the relevant authoritative guidance, for any matters in which the likelihood of material loss is at least reasonably possible, the Company will provide disclosure of the possible loss or range of loss. If a reasonable estimate cannot be made, however, the Company will provide disclosure to that effect. The Company expenses legal costs as they are incurred.

On September 28, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts against the Company entitled Mariusz Mazurek v. Seres Therapeutics, Inc., et. al. The lawsuit alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended due to allegedly false and misleading statements and omissions about our clinical trials for our product candidate SER-109 in the Company’s public disclosures between June 25, 2015 and July 29, 2016. The lawsuit seeks, among other things, damages in connection with our allegedly inflated stock price between June 25, 2015 and July 29, 2016 as a result of those allegedly false and misleading statements, as well as interest, attorneys’ fees and costs.  This matter is at a very early stage of the legal process, and as a result, the Company is not able to estimate a range of possible loss.  We are vigorously defending against all claims asserted. The Company has not yet filed a responsive pleading. Since an estimate of the possible loss or range of loss cannot be made at this time, no accruals have been recorded as of September 30, 2016.

12.	Related Party Transactions

In October 2010, the Company entered into a services agreement with Flagship Ventures Management, Inc., an affiliate of one of its stockholders, Flagship Venture Funds, to provide general and administrative services to the Company, including the employer portions of employee health and dental benefit plans for the Company’s employees and consulting services. The Company made payments under the agreement of $17, $185 and $434 during the nine months ended September 30, 2016 and the three and nine months ended September 30, 2015, respectively. There were no payments made during the three months ended September 30, 2016. There were no amounts due to Flagship Ventures Management, Inc. related to the services agreement as of September 30, 2016 and December 31, 2015.

As described in Note 9, in January 2016 the Company entered into a License Agreement with NHS for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including ulcerative colitis and Crohn’s disease. NHS is a related party since NHS is an affiliate of Nestlé Health Science, one of the Company’s significant stockholders. During the three and nine months ended September 30, 2016, the Company recognized $13,015 and $18,730 of related party revenue associated with the License Agreement. As of September 30, 2016, there was $111,545 of deferred revenue related to the License Agreement, which is classified as current or non-current in the consolidated balance sheets. The Company has made no payments to NHS during the three and nine months ended September 30, 2016. There is $178 due from NHS as of September 30, 2016 for the reimbursement of development costs.

13.	401(k) Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2016, the Company has elected to match 50% of the first 6% of an employee’s deferral. Company contributions are expensed in the year for which they are declared. During the three and nine months ended September 30, 2016, the Company recorded expenses of $167 and $356 for accrued 401(k) match contributions.

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

Overview

We are a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to treat disease by restoring the function of a dysbiotic microbiome. Our lead product candidate, SER-109, is designed to prevent further recurrences of Clostridium difficile infection, or CDI, a debilitating infection of the colon, by treating the dysbiosis of the colonic microbiome and, if approved by the U.S. Food and Drug Administration, or FDA, could be a first-in-field drug. Using our microbiome therapeutics platform, we are developing additional product candidates to treat diseases where the microbiome is implicated, including SER-262, a synthetic product candidate, to prevent an initial recurrence of primary CDI, SER-287 to treat inflammatory bowel disease, including ulcerative colitis, SER-301, a synthetic inflammatory bowel disease candidate, and SER-155, a synthetic product candidate, to prevent mortality following allogeneic hematopoietic stem cell transplantation (allo-HSCT) due to infections and graft-versus-host disease. We are also using our microbiome therapeutics platform to conduct research on metabolic diseases, such as non-alcoholic steatohepatitis (NASH); inflammatory diseases, such as Crohn’s disease; rare liver disorders such as primary sclerosing cholangitis (PSC); and immuno-oncology treatments.

Since our inception in October 2010, we have devoted substantially all of our resources to developing SER-109, SER-287 and SER-262, researching our pre-clinical candidates, building our intellectual property portfolio, developing our supply chain, business planning, raising capital and providing general and administrative support for these operations.

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

All of our product candidates other than SER-109, SER-262 and SER-287 are still in pre-clinical or research development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss was $66.3 million for the nine months ended September 30, 2016. As of September 30, 2016, we had an accumulated deficit of $148.9 million.

On July 29, 2016, we announced the interim 8-week results from our ongoing SER-109 Phase 2 clinical study for the prevention of multiply recurrent CDI. The study’s primary endpoint of reducing the relative risk of CDI recurrence at up to 8-weeks was not achieved. We are in the process of gathering and analyzing data, and in consultation with the FDA, plan to make appropriate adjustments to our SER-109 development plans. Additionally, we are no longer enrolling additional subjects in the expanded access clinical trial associated with the Phase 2 study.

We initiated a Phase 1b clinical trial of SER-287 in December 2015 and expect results from this study in 2017. We initiated a Phase 1b clinical study of SER-262 in July 2016 and expect results from this study in 2017.

Our expenses may increase substantially in connection with our ongoing and planned activities, particularly as we:

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
•

conduct research and continue pre-clinical development of additional Ecobiotic® microbiome therapeutics, including SER-155 to improve clinical outcomes following allogeneic hematopoietic stem cell transplantation (allo-HSCT) due to infections and graft-versus-host disease and SER-301, our synthetic IBD product candidate;

•	make strategic investments in manufacturing capabilities, including potentially planning and building a small-scale commercial manufacturing facility;
•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;
•	begin to build the infrastructure necessary to support potential commercialization of our product candidates; and
•	seek to obtain regulatory approvals for our product candidates.

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

We have evaluated all of the milestones that may be received in connection with the License Agreement with NHS. In evaluating if a milestone is substantive, we assesses whether, (i) the consideration is commensurate with either the our performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the our performance to achieve the milestone, (ii) the consideration relates solely to past performance and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. All development, approval and commercialization milestones that may be received under the License Agreement are considered substantive on the basis of the contingent nature of the milestone. We have specifically reviewed factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the milestone as well as the level of effort and investment required. Accordingly, such amounts will be recognized as revenue in full in the period in which the associated milestone is achieved, assuming all other revenue recognition criteria are met.

During the three months ended September 30, 2016, we received $10 million from NHS associated with the initiation of the Phase 1b study for SER-262 in CDI which is a substantive development milestone under the License Agreement. We recognized revenue associated with substantive milestones in accordance with FASB ASC Topic 605-28, Revenue Recognition-Milestone Method. The $10 million was recognized in full as related party collaboration revenue during the three months ended September 30, 2016.

During the three and nine months ended September 30, 2016, we recorded revenue of $13.0 and $18.7 million, respectively, in connection with the License Agreement.

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

The table below summarizes our research and development expenses incurred on our platform and by product development program.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Microbiome therapeutics platform	$14,435	$5,757	$35,458	$12,829
SER-109	7,024	2,768	19,682	9,512
SER-262	1,663	305	3,780	725
SER-287	1,021	1,020	2,813	1,129
Total research and development expenses	$24,143	$9,850	$61,733	$24,195

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, corporate, business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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

Interest Expense.  During the three and nine months ended September 30, 2016, interest expense consisted of interest related to the accretion of debt discount associated with (1) the fair value of preferred stock warrant we issued in connection with the Loan and Security Agreement and (2) a final payment due at maturity and the amortization of purchased premiums and discounts associated with our investments.

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

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in any of the three or nine month periods ended September 30, 2016 or 2015.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. During the three and nine months ended September 30, 2016, we have determined that as a result of the License Agreement, our accounting for collaboration revenue requires significant judgment and, accordingly, have disclosed our policy below. Our critical accounting policies, other than accounting for collaboration revenue, are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Form 10-K filed on March 14, 2016 and the notes to the consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe that of our critical accounting policies, the following accounting policies involve the most judgment and complexity:

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

Collaboration revenue

We evaluate multiple-element arrangements based on the guidance in FASB ASC Topic 605-25, Revenue Recognition-Multiple-Element Arrangements, or ASC 605-25. Pursuant to this guidance, we identify the deliverables included in the arrangement and determines:  (1) whether the individual deliverables have value to the customer on a standalone basis and represent separate units of accounting or whether they must be accounted for as a combined unit of accounting; and (2) if the arrangement includes a general right of return relative to the delivered item. This evaluation requires us to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. In assessing whether an item has standalone value, we consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner, the retention of any key rights by the Company, and the availability of the associated expertise in the general marketplace. In addition, we consider whether the collaboration partner can use the other deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s) and whether there are other vendors that can provide the undelivered element(s).

In situations where we have identified multiple units of accounting, the arrangement consideration that is fixed or determinable is allocated among the separate units of accounting using the relative selling price method. Then, the applicable revenue recognition criteria in ASC 605-25 are applied to each of the separate units of accounting in determining the appropriate period and pattern of recognition. We determine the selling price of a unit of accounting following the hierarchy of evidence prescribed by ASC 605-25. Accordingly, we determine the estimated selling price for units of accounting within each arrangement using vendor-specific objective evidence, orVSOE, of selling price, if available, third-party evidence, or TPE, of selling price if VSOE is not available, or best estimate of selling price  if neither VSOE nor TPE is available.

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

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2015

The following table summarizes our results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$13,015	$—	$13,015
Total revenue	13,015	—	13,015
Operating expenses:
Research and development	24,143	9,850	14,293
General and administrative	7,967	4,711	3,256
Total operating expenses	32,110	14,561	17,549
Loss from operations	(19,095)	(14,561)	(4,534)
Other income (expense):
Interest income	719	172	547
Interest expense	(312)	(231)	(81)
Revaluation of preferred stock warrant liability	—	—	—
Total other income (expense), net	407	(59)	466
Net loss	$(18,688)	$(14,620)	$(4,068)

Revenue

Total revenue was $13.0 million for the three months ended September 30, 2016.  Of this $13.0 million, $10 million was received from NHS associated with the initiation of the Phase 1b study for SER-262 in CDI which is a substantive development milestone under the License Agreement. We recognized revenue associated with substantive milestones in accordance with FASB ASC Topic 605-28, Revenue Recognition-Milestone Method. The $10 million was recognized in full as related party collaboration revenue during the three months ended September 30, 2016. The remaining $3.0 million relates to the recognition of the $120.0 million upfront over the estimated performance period of 10 years. We had no revenue for the three months ended September 30, 2015.

Research and Development Expenses

	Three Months Ended September 30,
	2016	2015	Change
	(in thousands)
Microbiome therapeutics platform	$14,435	$5,757	$8,678
SER-109	7,024	2,768	4,256
SER-262	1,663	305	1,358
SER-287	1,021	1,020	1
Total research and development expenses	$24,143	$9,850	$14,293

Research and development expenses were $24.1 million for the three months ended September 30, 2016, compared to $9.9 million for the three months ended September 30, 2015. The increase of $14.3 million was due primarily to the following:

•

an increase of $8.7 million in research expenses related to our microbiome therapeutics platform, due primarily to an increase in payroll and consultant costs of $5.4 million, which included an increase in stock-based compensation expense of $0.9 million due primarily to an increase in employee headcount, an increase in facilities and depreciation charges of $2.6 million, and an increase in lab consumables and supplies of $0.6 million;

•

an increase of $4.3 million in expenses related to our SER-109 program, due primarily to an increase in clinical trial costs of $2.8 million, an increase in sequencing and analysis costs of $0.2 million, an increase in other consulting costs of $0.3 million, and an increase in lab consumables and supplies of $1.0 million;

•

an increase of $1.4 million in expenses for our SER-262 program primarily driven by an increase in clinical trial costs of $0.8 million, an increase in other consulting costs of $0.2 million, and an increase in lab consumables and supplies of $0.4 million due to the initiation of our Phase 1b clinical trial in July 2016; and

•	an immaterial increase in expenses for our SER-287 program primarily driven by an increase in clinical trial costs of $0.5 million and offset by a decrease in other consulting costs of $0.5 million.

General and Administrative Expenses

	Three Months Ended September 30,
	2016	2015	Change
	(in thousands)
Personnel related (including stock-based compensation)	$4,215	$2,236	$1,979
Professional fees	1,936	1,692	244
Facility-related and other	1,816	783	1,033
Total general and administrative expenses	$7,967	$4,711	$3,256

General and administrative expenses were $8.0 million for the three months ended September 30, 2016, compared to $4.7 million for the three months ended September 30, 2015. The increase of $3.3 million was primarily due to the following:

•

an increase in personnel related costs of $2.0 million primarily due to hiring of additional employees from September 30, 2015 to September 30, 2016 to support corporate operations and business development activities, including an increase of $0.7 million in stock-based compensation expense;

•

an increase in professional fees of $0.2 million due to an increase in consulting costs of $0.3 million as a result of ongoing business activities and partially offset by a decrease in legal fees of $0.1 million; and

•	an increase in facility costs of $1.0 million primarily due to a $0.9 million increase in office-related expenses.

Other Income (Expense), Net

Other income (expense), net for each of the three months ended September 30, 2016 and September 30, 2015 was $0.4 million and less than $(0.1) million, respectively. The $0.4 million of other income (expense), net for the three months ended September 30, 2016 was primarily due to interest income from investing activities. The less than $(0.1) million of other income (expense), net for the three months ended September 30, 2015 was primarily due to the revaluing of the preferred stock warrant liability in connection with the automatic conversion of our convertible preferred stock, which occurred upon the listing of our common stock on the NASDAQ on June 26, 2015. The preferred stock warrant liability was remeasured at fair value and reclassified to additional paid-in capital.

Results of Operations

Comparison of nine months ended September 30, 2016 and 2015

The following table summarizes our results of operations for the nine months ended September 30, 2016 and 2015

	Nine Months Ended September 30,
	2016	2015	Change
	(in thousands)
Revenue	$18,730	$—	$18,730
Operating expenses:
Research and development	61,733	24,195	37,538
General and administrative	24,163	10,873	13,290
Total operating expenses	85,896	35,068	50,828
Loss from operations	(67,166)	(35,068)	(32,098)
Other income (expense):
Interest income	1,483	372	1,111
Interest expense	(620)	(443)	(177)
Revaluation of preferred stock warrant liability	—	(7)	7
Total other income (expense), net	863	(78)	941
Net loss	$(66,303)	$(35,146)	$(31,157)

Revenue

Total revenue was $18.7 million for the nine months ended September 30, 2016. Of this $18.7 million, $10 million was received from NHS associated with the initiation of the Phase 1b study for SER-262 in CDI which is a substantive development milestone under the License Agreement. We recognized revenue associated with substantive milestones in accordance with FASB ASC Topic 605-28, Revenue Recognition-Milestone Method. The $10 million was recognized in full as related party collaboration revenue during the three months ended September 30, 2016. The remaining $8.7 million relates to the recognition of the $120.0 million upfront over the estimated performance period of 10 years. We had no revenue for the nine months ended September 30, 2015.

Research and Development Expenses

	Nine Months Ended September 30,
	2016	2015	Change
	(in thousands)
Microbiome therapeutics platform	$35,458	$12,829	$22,629
SER-109	19,682	9,512	10,170
SER-262	3,780	725	3,055
SER-287	2,813	1,129	1,684
Total research and development expenses	$61,733	$24,195	$37,538

Research and development expenses were $61.7 million for the nine months ended September 30, 2016, compared to $24.2 million for the nine months ended September 30, 2015. The increase of $37.5 million was due primarily to the following:

•

an increase of $22.6 million in research expenses related to our microbiome therapeutics platform, due primarily to an increase in payroll and consultant costs of $15.5 million, which included an increase in stock-based compensation expense of $3.5 million due primarily to an increase in employee headcount, an increase in facilities and depreciation costs of $4.1 million, an increase in license costs of $1.4 million, an increase in lab consumables and supplies of $1.1 million, and an increase in travel costs of $0.3 million;

•

an increase of $10.2 million in expenses related to our SER-109 program, due primarily to an increase in clinical trial costs of $6.2 million, an increase in contract manufacturing costs of $0.5 million, an increase in animal studies costs of $0.3 million, an increase in other consulting costs of $0.4 million, an increase in lab consumables and supplies of $1.9 million, and an increase in conference costs of $0.5 million;

•

an increase of $3.1 million in expenses for our SER-262 program primarily driven by an increase in clinical trial costs of $1.2 million, an increase in contract manufacturing costs of $0.9 million, an increase in animal studies costs of $0.2 million, an increase in other consulting costs of $0.3 million, and an increase in lab consumables and supplies of $0.6 million due to the initiation of our Phase 1b clinical trial in July 2016; and

•

an increase of $1.7 million in expenses for our SER-287 program primarily driven by an increase in clinical trial costs of $1.8 million, offset in part due to a decrease in other consulting costs of $0.3 million, and an increase in lab consumables and supplies of $0.2 million due to the initiation of our Phase 1b clinical trial in December 2015.

General and Administrative Expenses

	Nine Months Ended September 30,
	2016	2015	Change
	(in thousands)
Personnel related (including stock-based compensation)	$11,452	$5,913	$5,539
Professional fees	7,644	3,309	4,335
Facility-related and other	5,067	1,651	3,416
Total general and administrative expenses	$24,163	$10,873	$13,290

General and administrative expenses were $24.2 million for the nine months ended September 30, 2016, compared to $10.9 million for the nine months ended September 30, 2015. The increase of $13.3 million was primarily due to the following:

•

an increase in personnel related costs of $5.5 million primarily due to hiring of additional employees from September 30, 2015 to September 30, 2016 to support corporate operations and business development activities, including an increase of $2.4 million in stock-based compensation;

•	an increase in professional fees of $4.3 million due to an increase in consulting costs of $2.8 million and legal fees of $1.0 million as a result of ongoing business activities; and
•

an increase in facility costs of $3.4 million primarily due to an increase in office-related expenses of $1.8 million, insurance cost of $0.5 million, and depreciation and rent charges of $0.6 million.

Other Income (Expense), Net

Other income (expense), net for each of the nine months ended September 30, 2016 and September 30, 2015 was $0.9 million and less than $(0.1) million, respectively. The $0.9 million of other income (expense), net for the nine months ended September 30, 2016 was primarily due to interest income from investing activities. The expense for the nine months ended September 30, 2015 was primarily due to the revaluing of the preferred stock warrant liability in connection with the automatic conversion of our convertible preferred stock, which occurred upon the listing of our common stock on the NASDAQ on June 26, 2015. The preferred stock warrant liability was remeasured at fair value and reclassified to additional paid-in capital.

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

In January 2016 we entered into the License Agreement with NHS, for the development and commercialization of certain of our product candidates in development for the treatment and management of CDI and IBD, including ulcerative colitis and Crohn’s disease. In exchange for the license, NHS agreed to pay us an upfront cash payment of $120 million, which we received in February 2016. NHS has also agreed to pay us tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of NHS Collaboration Products in the Licensed Territory. We are eligible to receive up to $295.0 million in development milestone payments, $365.0 million in regulatory payments and up to an aggregate of $1.1 billion for the achievement of certain commercial milestones related to the sales of NHS Collaboration Products.  The full potential value of the up-front payment and milestone payments payable by NHS is over $1.9 billion, assuming all products receive regulatory approval and are successfully commercialized. In September 2016, we received a $10 million milestone payment in September 2016 associated with the initiation of the Phase 1b study for SER-262 in CDI.

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

As of September 30, 2016, we had cash, cash equivalents and investments totaling $256.5 million and an accumulated deficit of $148.9 million.

 Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash provided by (used in) operating activities	$64,726	$(29,275)
Cash used in investing activities	(85,186)	(152,931)
Cash provided by financing activities	2,138	137,723
Net decrease in cash and cash equivalents	$(18,322)	$(44,483)

Operating Activities. During the nine months ended September 30, 2016, operating activities provided $64.7 million of cash, primarily due to upfront cash of $120.0 million and a milestone payment of $10.0 million received in connection with the License Agreement, and cash provided by changes in our operating assets and liabilities of $4.4 million.  The increase was partially offset by a net loss of $66.3 million, less non-cash charges of $15.1 million. Net cash provided by changes in our operating assets and liabilities during the nine months ended September 30, 2016 consisted of a $6.9 million increase in accrued expenses and other current liabilities and an increase in accounts payable of $0.1 million, offset in part by a $2.5 million increase in prepaid expenses and other current assets. The increases in our accrued expenses and accounts payable was due to the timing of payments and an increase in amounts accrued for clinical trial expenses. The increase in prepaid expenses and other current assets was due primarily to prepayments made for clinical trial activities and insurance premiums.

During the nine months ended September 30, 2015, operating activities used $29.3 million of cash, primarily resulting from our net loss of $35.1 million and cash used from changes in our operating assets and liabilities of $1.7 million, partially offset by non-cash charges of $7.6 million. Net cash used for changes in our operating assets and liabilities during the nine months ended September 30, 2015 consisted of a $3.0 million increase in prepaid expenses and other current assets, offset in part by a $0.7 million increase in accrued expenses and other current liabilities and accounts payable of $0.5 million. The decrease in our accounts payable was due to the timing of payments. The increase in prepaid expenses and other current assets was due primarily to prepayments made for clinical trial activities.

Investing Activities. During the nine months ended September 30, 2016, net cash used in investing activities was $85.2 million, consisting of purchases of investments of $245.7 million and purchases of property and equipment of $15.8 million. The decrease was partially offset by sales and maturities of investments of $176.2 million.

During the nine months ended September 30, 2015, we used $152.9 million of cash in investing activities, consisting of purchases of investments of $197.1 million and purchases of property and equipment of $3.1 million. The decrease was partially offset by maturities of investments of $47.3 million.

Financing Activities. During the nine months ended September 30, 2016, net cash provided by financing activities was $2.1 million in connection with the exercise of options to purchase our common stock.

During the nine months ended September 30, 2015, net cash used in financing activities was $137.7 million as a result of proceeds from issuance of common stock in connection with our initial public offering of $143.0 million and proceeds of $0.3 million in connection with the exercise of options and warrants to purchase our common stock. These increases were partially offset by principal repayments of $2.6 million of borrowings under our Loan and Security Agreement and payments of initial public offering costs of $2.9 million.

Funding Requirements

Our expenses may increase substantially in connection with our ongoing development activities related to SER-109, SER-262 and SER-287, which are in clinical development, and our follow-on therapeutics and other programs. In addition, we expect to continue to incur additional costs associated with operating as a public company.

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
•

add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and to support operations as a public company;

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

We previously leased office and laboratory space with a lease term expiring in January 2018 with no extension periods. In May 2016, upon mutual agreement with the landlord, we accelerated the termination of the operating lease to June 30, 2016. Upon termination of the lease, we recorded a benefit to rent expense of $0.1 million to write off amounts previously recorded as deferred rent.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2016, our cash, cash equivalents and investments consisted of cash, money market accounts and investments in corporate bonds, commercial paper and government securities with remaining maturities of less than one year. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On September 28, 2016, a purported stockholder filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts against us entitled Mariusz Mazurek v. Seres Therapeutics, Inc., et. al. The lawsuit alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Exchange Act due to allegedly false and misleading statements and omissions about our clinical trials for our product candidate SER-109 in our public disclosures between June 25, 2015 and July 29, 2016. The lawsuit seeks, among other things, damages in connection with our allegedly inflated stock price between June 25, 2015 and July 29, 2016 as a result of those allegedly false and misleading statements, as well as interest, attorneys’ fees and costs.  We can make no assurances as to the time or resources that will need to be devoted to this lawsuit or its final outcome, or the impact, if any, of this lawsuit or any proceedings on our business, financial condition, results of operations and cash flows. We are vigorously defending against all claims asserted.

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

Since inception, we have incurred significant operating losses. Our net loss was $16.7 million for the year ended December 31, 2014, $54.8 million for the year ended December 31, 2015 and $66.3 million and $35.1 for the nine months ended September 30, 2016. As of September 30, 2016, we had an accumulated deficit of $148.9 million. To date, we have financed our operations through the initial public offering of our common stock, private placements of our preferred stock, and the issuance of convertible promissory notes and borrowings under a loan and security agreement with Comerica Bank, or the loan and security agreement. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting pre-clinical studies and clinical trials. We are in the early stages of development of our product candidates, which we call Ecobiotic microbiome therapeutics, and we have not completed development of any Ecobiotic microbiome therapeutics or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future.  We anticipate that our expenses may increase substantially as we:

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

Since our inception in October 2010, we have devoted substantially all of our resources to developing SER-109, SER-262, SER-287, SER-301 and SER-155, building our intellectual property portfolio, developing our supply chain, planning our business, raising capital and providing general and administrative support for these operations. All but three of our product candidates, SER-109, SER-262 and SER-287, are still in pre-clinical development. We have completed our Phase 1b/2 clinical study of SER-109, our lead product candidate, but have not completed any other clinical trials for this or any other product candidate. In our ongoing Phase 2 clinical study of SER-109, the primary endpoint of reducing the relative risk of CDI recurrence at up to 8-weeks was not achieved. We are in the process of gathering and analyzing data, and in consultation with the FDA, plan to make appropriate adjustments to our SER-109 development plans. We have not yet demonstrated our ability to successfully complete any Phase 2 clinical study or any Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts and may not be successful in our efforts to use our microbiome therapeutics platform to build a pipeline of product candidates and develop marketable drugs.

We are using our microbiome therapeutics platform to develop Ecobiotic microbiome therapeutics. We are at an early stage of development and our platform has not yet, and may never lead to, approvable or marketable drugs. We are developing additional product candidates that we intend to be used to treat diseases where the microbiome is implicated. We may have problems applying our technologies to these areas, and our product candidates may not be effective in preventing infection and disease. Our product candidates may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.

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

In light of the interim results from our Phase 2 clinical trial of SER-109, we are in the process of gathering and analyzing data and will evaluate potential changes to our development plans for SER-109. Additional clinical trials or changes in our development plans could cause us to incur significant development costs, delay or prevent the commercialization of SER-109 or otherwise adversely affect our business.

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

We completed our Phase 1b/2 clinical study of SER-109 in 2014, dosed the first patient in a Phase 2 clinical study for this product candidate in May 2015 and completed enrollment in May 2016. Although most clinical research performed in the United States must be authorized in advance by the FDA under its investigational new drug application, or IND regulations, we did not conduct our Phase 1b/2 clinical study under an IND pursuant to the FDA’s exercise of enforcement discretion with regard to IND requirements for use of fecal microbiota for transplantation to treat CDI not responsive to standard therapies. Although the FDA provided confirmation that it intended to exercise enforcement discretion with respect to our Phase 1b/2 clinical study of SER-109, it stated that continued clinical evaluation of SER-109 will require an IND. In April 2015, the FDA authorized the conduct of our Phase 2 clinical study of SER-109 under an IND. We intend to conduct all future clinical studies of SER-109 under this IND. Unlike with SER-109, we expect that the FDA will require an IND before we initiate clinical testing of our other product candidates and may also require us to conduct more extensive pre-clinical tests prior to the start of clinical trials than were required for SER-109. For our other and future product candidates, we initiated or will initiate INDs.

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

Even if we eventually complete clinical testing and receive approval of a biologics license application, or BLA, or foreign marketing authorization for one of our product candidates, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials, which may be required after approval. The FDA or the applicable foreign regulatory agency may also approve our therapeutic candidates for a more limited indication and/or a narrower patient population than we originally request, and the FDA, or applicable foreign regulatory agency, may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our therapeutic candidates. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of our therapeutic candidates and would materially adversely impact our business and prospects.

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

Risks Related to our Dependence on Third Parties and Manufacturing

The Collaboration and License Agreement, or the License Agreement, with Nestec Ltd., or NHS, is important to our business. If we or NHS fail to adequately perform under the License Agreement, or if we or NHS terminate the License Agreement, the development and commercialization of our CDI and IBD product candidates, including SER-109, SER-262 and SER-287, would be delayed or terminated and our business would be adversely affected.

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

We may establish a manufacturing facility for our product candidates for production at a commercial scale. We have no experience in commercial-scale manufacturing of our product candidates. We currently intend to develop our manufacturing capacity in part by expanding our current facility or building additional facilities. We expect our new headquarters to expand our existing clinical supply manufacturing capabilities. This activity will require substantial additional funds and we would need to hire and train significant numbers of qualified employees to staff these facilities. We may not be able to develop commercial-scale manufacturing facilities that are adequate to produce materials for additional later-stage clinical trials or commercial use.

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

Other Legal Matters

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

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars. In the United States, the Biologics Price Competition and Innovation Act, or BPCIA, enacted in 2010 as part of the Patient Protection and Affordable Care Act, created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar, to or “interchangeable” with an FDA-approved biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. This new pathway could allow competitors to reference data from innovative biological products 12 years after the time of approval of the innovative biological product. This data exclusivity does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data and seeking approval. Data exclusivity only assures that another company cannot rely upon the data within the innovator’s application to support the biosimilar product’s approval.

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. In each of his proposed budgets for fiscal years 2013 through 2015, President Obama has proposed to cut this 12-year period of exclusivity down to seven years. He also proposed to prohibit additional periods of exclusivity due to minor changes in product formulations, a practice often referred to as “evergreening.” It is possible that Congress may take these or other measures to reduce or eliminate periods of exclusivity. The BPCIA is complex and only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact is subject to uncertainty. The FDA has issued several guidance documents to date discussing the biosimilar pathway, and the FDA approved the first biosimilar under the BPCIA in March 2015. However, several issues still remain unclear with respect to the FDA’s final implementation of the BPCIA, and such FDA implementation could have a material adverse effect on the future commercial prospects for our product candidates.

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

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost, in a timely manner, or in all jurisdictions. Prosecution of our patent portfolio is at a very early stage. For some patent applications in our portfolio, we have filed national stage applications based on our Patent Cooperation Treaty, or PCT, applications, thereby limiting the jurisdictions in which we can pursue patent protection for the various inventions claimed in those applications. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, such as, with respect to proper priority claims, inventorship, claim scope or patent term adjustments. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid and unenforceable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business, financial condition and operating results.

We have obtained a license and options to obtain licenses from third parties and may obtain additional licenses and options in the future. In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. We may also require the cooperation of our licensors to enforce any licensed patent rights, and such cooperation may not be provided. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Moreover, if we do obtain necessary licenses, we will likely have obligations under those licenses, and any failure to satisfy those obligations could give our licensor the right to terminate the license. Termination of a necessary license could have a material adverse impact on our business.

Our patent portfolio is in the early stages of prosecution. We currently have five issued U.S. patents. Although we have numerous patent applications pending, substantive prosecution has begun in only a small number of those applications. We cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents or our current patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, we are pursuing claims to therapeutic, binary compositions of certain bacterial populations. Any claims that may issue may provide coverage for such binary compositions and/or their use. However, such claims would not prevent a third party from commercializing alternative compositions that do not include both of the bacterial populations claimed in pending applications, potential applications or patents that have or may issue. There can be no assurance that any such alternative composition will not be equally effective. Further, given that our SER-109 product candidate is a complex composition with some variation from lot-to-lot and that, likewise, third-party compositions may have similar complexity and variability, it is possible that a patent claim may provide coverage for some but not all lots of a product candidate or third-party product. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.

Moreover, other parties have developed technologies that may be related or competitive to our approach, and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming similar methods or by claiming subject matter that could dominate our patent position or cover one or more of our products. In addition, given the early stage of prosecution of our portfolio, it may be some time before we understand how patent offices react to our patent claims and whether they identify prior art of relevance that we have not already considered.

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

We may be subject to third-party preissuance submissions of prior art to the United States Patent and Trademark Office, or USPTO, or in a foreign jurisdiction in which our applications are filed, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize our product candidates. The issuance, scope, validity, enforceability and commercial value of our patents are subject to a level of uncertainty.

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

In addition to seeking patents for some of our technology and product candidates, we also utilize our trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non- disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also seek to enter into confidentiality and invention or patent assignment agreements with our employees, advisors and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Our trade secrets may also be obtained by third parties by other means, such as breaches of our physical or computer security systems. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, patent reform legislation could further increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On

September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, in particular the first to file provisions, only became effective on March 16, 2013. A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Thus, for our U.S. patent applications containing a priority claim after March 16, 2013, there is a greater level of uncertainty in the patent law. Moreover, some of the patent applications in our portfolio will be subject to examination under the pre-Leahy- Smith Act law and regulations, while other patents applications in our portfolio will be subject to examination under the law and regulations, as amended by the Leahy-Smith Act. This introduces additional complexities into the prosecution and management of our portfolio.

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

In addition, United States Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. From time to time, the U.S. Supreme Court, other federal courts, the United States Congress, or the USPTO, may change the standards of patentability and any such changes could have a negative impact on our business.

A number of cases decided by the Supreme Court have involved questions of when claims reciting abstract ideas, laws of nature, natural phenomena and/or natural products are eligible for a patent, regardless of whether the claimed subject matter is otherwise novel and inventive. These cases include Association for Molecular Pathology v. Myriad Genetics, Inc., 569 U.S. 12-398 (2013) or Myriad; Alice Corp. v. CLS Bank International, 573 U.S. 13-298 (2014); and Mayo Collaborative Services v. Prometheus Laboratories, Inc., or Prometheus, 566 U.S. 10-1150 (2012). In response to these cases, the USPTO has issued guidance to the examining corps.

The full impact of these decisions is not yet known. The Myriad decision, issued on June 13, 2013, is the most recent Supreme Court decision to address patent eligibility of natural products. Our current product candidates include natural products, therefore, this decision and its interpretation by the courts and the USPTO may impact prosecution, defense and enforcement of our patent portfolio. In Myriad, the Court held that claims to isolated genomic DNA are not patentable, but claims to complementary DNA, or cDNA, molecules, which are not genomic sequences, may be patent eligible because they are not a natural product. The effect of the decision on patents for other isolated natural products is uncertain. However, on March 4, 2014, the USPTO issued a memorandum to patent examiners providing guidance for examining claims that recite laws of nature, natural phenomena or natural products under the Myriad and Prometheus decisions. The guidance did not limit the application of Myriad to DNA but, rather, applied the decision broadly to other natural products, which may include our product candidates. The March 4, 2014 memorandum and the USPTO’s interpretation of the cases and announced examination rubric received widespread criticism from stakeholders during a public comment period and was superseded by interim guidance published on December 15, 2014. Additional guidance was published in July 2015 (July 2015 Update: Subject Matter Eligibility) and May 2016 (May 2016 Subject Matter Eligibility Update). The USPTO’s interpretation of the case law and new guidelines for examination may influence, possibly adversely, prosecution and defense of certain types of claims in our portfolio.

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

We are aware of numerous patents and pending applications owned by third parties in the fields in which we are developing product candidates, both in the United States and elsewhere. However, we may have failed to identify relevant third-party patents or applications. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Moreover, it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our product candidates and technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology. In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of a current or future product candidate, or we may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use of our products. We are aware of several pending patent applications containing one or more claims that could be construed to cover some of our product candidates or technology, should those claims issue in their original form or in the form presently being pursued. In addition, we are aware of third-party patent families that include issued and allowed patents, including claims that, if valid and enforceable, could be construed to cover some of our product candidates or their methods of use.

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

Filing, prosecuting and defending patents on product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than in the United States, assuming that rights are obtained in the United States and assuming that rights are pursued outside the United States. The statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications. For each of the patent families that we believe provide coverage for our lead product candidates, we will decide whether and where to pursue protection outside the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, even if we do elect to pursue patent rights outside the United States, we may not be able to obtain relevant claims and/or we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions.

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

Risks Related to Our Operations

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on Roger Pomerantz, our President and Chief Executive Officer and Chairman of the Board of Directors, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

We may expand our operational capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We may experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of lead discovery and product development, regulatory affairs, clinical affairs and manufacturing and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage potential future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such potential growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

We are currently subject to securities class action litigation and may be subject to similar or other litigation in the future, which may harm our business.

On September 28, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts against us entitled Mariusz Mazurek v. Seres Therapeutics, Inc., et. al. The lawsuit alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities and Exchange Act of 1934, as amended, by making allegedly false and misleading statements and omissions about our clinical trials for our product candidate SER-109 in the Company’s public disclosures between June 25, 2015 and July 29, 2016. The lawsuit seeks, among other things, damages in connection with our allegedly inflated stock price between June 25, 2015 and July 29, 2016 as a result of those allegedly false and misleading statements, as well as interest, attorneys’ fees and costs.  We can make no assurances as to the time or resources that will need to be devoted to this lawsuit or its final outcome, or the impact, if any, of this lawsuit or any proceedings on our business, financial condition, results of operations and cash flows. While we are vigorously defending against all claims asserted, this litigation could result in substantial costs to us and a diversion of our management’s attention and resources, which could harm our business. In addition, the uncertainty of the pending lawsuit or potential filing of additional lawsuits could lead to more volatility and a reduction in our stock price.

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

Our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 65% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Approximately 30.5 million shares of our common stock are eligible to be sold into the market, unless held by one of our affiliates, in which case the resale of those securities is subject to volume limitations under Rule 144 of the Securities Act. Moreover, holders of an aggregate of approximately 20.9 million shares of our common stock as of September 30, 2016 have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

SERES THERAPEUTICS, INC.

Date: November 10, 2016	By:	/s/ Eric D. Shaff
Eric D. Shaff
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15

3.2	Amended and Restated Bylaws	8-K	001-37465	3.2	7/1/15

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.