Form 10-K
period 2016-12-31
Seres Therapeutics, Inc.
filed 2017-03-16
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-37465

Seres Therapeutics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-4326290
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

200 Sidney Street – 4th Floor Cambridge, Massachusetts	02139
(Address of Principal Executive Offices)	(Zip Code)

(617) 945-9626

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
Common stock, par value $0.001 per share	The NASDAQ Global Select Market

Securities Registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 30, 2016, was $570,583,861.

As of March 10, 2017, there were 40,368,128 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the sections in this report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

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

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

PART I

Item 1. Business

Overview

We are a microbiome therapeutics platform company developing a novel class of biological drugs, which we refer to as Ecobiotic® microbiome therapeutics. The human microbiome is an ecology of microorganisms, including bacteria, fungi and viruses, that, when unhealthy, or dysbiotic, can leave the body more susceptible to infections, metabolic disorders, allergies, autoimmune disease, inflammation and other serious conditions. Our drugs are designed to restore health by repairing the function of a dysbiotic microbiome. We are initially focused on implementing our microbiome therapeutics platform to develop Ecobiotic microbiome therapeutics that treat dysbiosis in the colonic microbiome, one of the most diverse microbial ecologies in the human body.

The human microbiome is one of the richest and most diverse ecosystems on earth, with a population of more than 100 trillion microorganisms that live in our intestines, mouth, skin and elsewhere in the body. In a healthy, symbiotic state the colonic microbiome plays an important role in human health, helping the body digest food, resist pathogens, regulate the metabolic systems, develop and regulate the immune system and synthesize essential nutrients and vitamins. However, the colonic microbiome may change in composition for a variety of reasons, including in response to long-term or high-dose antibiotics or following gastrointestinal infection. These changes in composition may result in the loss of key microbes, resulting in a state of dysbiosis. Dysbiosis of the colonic microbiome is associated with a wide range of serious conditions and infections, such as gastrointestinal infection and inflammatory and metabolic diseases.

While the study of the human microbiome is not new, the scientific community’s understanding of the microbiome, and the colonic microbiome in particular, has been significantly advanced through metagenomics, which has enabled the broader understanding of the human microbiome at the organismal, functional and community level. Scientific research has correlated dysbiosis in the colonic microbiome with numerous diseases and conditions in humans and in animal models, including: infections, metabolic disorders, allergies, autoimmune disease, inflammatory conditions such as inflammatory bowel disease, or IBD, and neurological disorders. Information regarding the impact of the colonic microbiome on various disease states continues to grow rapidly.

We are developing a new approach to treating disease by restoring a dysbiotic colonic microbiome to a healthy state using our Ecobiotic microbiome therapeutics. Our approach is premised on the hypothesis that the proximal cause of many diseases is a dysbiosis in the natural state of the colonic microbiome that perpetuates the conditions that allow disease to take hold and flourish. We believe that the restoration of a dysbiotic colonic microbiome using rationally designed therapeutics represents a paradigm shift in the approach to treating the underlying disease. Our Ecobiotic microbiome therapeutics, which are derived from our microbiome therapeutics platform, are rationally designed ecological compositions, consisting of discrete combinations of beneficial microorganisms with designed functional properties that provide the ability to re-establish keystone features of a functional microbiome in settings of disease. There are currently no FDA-approved therapeutics that are designed to restore the microbiome to a healthy state.

Our approach to discovery and design is based on an iterative bedside-to-bench-to-bedside drug discovery strategy that begins with data on the human microbiome that we gather from clinical studies. From these data, we identify the microbiological and functional differences between a healthy and a diseased microbiome, which we then use to rationally design potential Ecobiotic microbiome therapeutics. After further in-lab testing, selected Ecobiotic microbiome therapeutic candidates are then studied in clinical trials. We apply a comparative genomic systems biology framework that leverages proprietary computational, microbiological and screening capabilities to design lead candidates targeted at these microbiological and functional deficiencies. We are able to apply this framework and experience to clinical data sets from published studies and those generated with our collaborators, as well as to the proprietary clinical data set we have generated through our SER-109 clinical trials. We believe we can utilize our knowledge and data to design Ecobiotic microbiome therapeutics to treat various medical conditions, such as inflammatory and metabolic diseases. We also have advanced capabilities in the production and formulation of vegetative colonic bacteria spore forms of bacteria into therapeutics. We believe that the combination of experience, proprietary data and proprietary know-how that comprise our microbiome therapeutics platform provides us with a competitive advantage in the design and development of microbiome therapeutics. Further, our approach and platform, which enable the rational design, testing, optimization, manufacturing and formulation of Ecobiotic microbiome therapeutics, provide a framework that we believe can significantly reduce the time typically required to advance therapeutics to the clinic.

Using our microbiome therapeutics platform, we are developing our lead clinical product candidate, SER-109, which is designed to durably repair dysbiosis in the colonic microbiome in the setting of recurrent Clostridium difficile infection, or CDI. CDI is most often caused by the use of broad spectrum antibiotics which induce dysbiosis of the microbiome causing susceptibility to infection by Clostridium difficile, or C. difficile, a spore forming bacterium. CDI may lead to debilitating diarrhea in infected individuals, but can also lead to more severe outcomes, such as inflammation of the colon (colitis), toxic megacolon and death. The U.S. Centers for Disease Control, or CDC, has identified CDI as one of the top three most urgent antibiotic-resistant bacterial threats in the United States. It is the most common cause of hospital acquired infection in the United States and has overtaken methicillin-resistant Staphylococcus aureus, or MRSA. CDI is responsible for the deaths of approximately 29,000 Americans each year. Based on an epidemiological study conducted by the CDC, the incidence of CDI in the United States, based on a positive toxin or molecular assay in patients who did not have a positive result in the previous eight weeks, was estimated to be 453,000 (95% confidence interval, 397,100 to 508,500) (Lessa et. al., Burden of Clostridium difficile Infection in the United States, New England J. of Medicine, 2015). While the epidemiological data are varied outside the United States, we believe that, due to the widespread use of antibiotics, CDI is a growing global disease. The standard of care for CDI is to treat with antibiotics. In many cases, antibiotic treatments may resolve the acute infection caused by C. difficile. However, these antibiotic treatments kill bacteria broadly, inducing a dysbiosis of the microbiome and potentially making patients more susceptible to a recurrence of CDI. For those patients who experience a recurrence of their CDI, we believe it is this dysbiosis of the microbiome, not the presence of C. difficile, which is the proximal cause of disease. Published data suggests that the risk of recurrence is approximately 25% after the primary CDI, 40% after a first recurrence and greater than 60% for those experiencing two or more recurrences.

SER-109 is a bacterial spore ecology consisting of an average of approximately 50 bacterial species derived from healthy donors’ fecal matter. SER-109 is designed to prevent further recurrences of CDI in patients suffering from recurrent CDI by restoring the dysbiotic microbiome to a state of health. If approved by the U.S. Food and Drug Administration, or FDA, SER-109 could be a first-in-field oral microbiome drug. In our Phase 1b/2 clinical study of SER-109 in recurrent CDI patients, 97% of patients achieved a clinical cure, which we defined as the absence of CDI requiring antibiotic treatment during the eight-week period after SER-109 dosing; 87% of patients met the predefined endpoint of preventing recurrent CDI within eight weeks following administration of SER-109. A subsequent randomized, double-blind, placebo controlled Phase 2 clinical study was conducted in 89 subjects to evaluate the safety, tolerability and efficacy of SER-109 in adults with recurrent CDI. In that study, 44% of subjects (26 of 59) who received SER-109 experienced a recurrence at the 8 week endpoint compared to 53% of subjects (16 of 30) who received placebo, a result that was not statically significant. SER-109 was generally safe and well-tolerated in both the Phase 1b/2 and Phase 2 studies. The most common adverse events observed in the Phase 2 clinical study for SER-109 and placebo, respectively, were diarrhea (25% vs. 14%), abdominal pain (22% vs. 14%), flatulence (12% vs. 3%), and nausea (10% vs. 10%). No drug-related serious adverse events were observed. In order to understand the difference in outcome between the Phase 1b/2 and Phase 2 clinical studies, we conducted an analysis of the available clinical, microbiome and chemistry, manufacturing and controls, or CMC data. This root-cause investigation looked at the clinical trial population, study conduct, and diagnostic testing used for study inclusion and endpoint analysis, assessed clinical specimens for genomic and metabolomic biomarkers that might give insight into SER-109’s efficacy and potency, reviewed manufacturing procedures and processes, performed retrospective analysis using high-resolution whole metagenomics sequencing of Phase 1b/2 clinical study stool samples, and reviewed analytical methods to identify factors that may have led to different outcomes between Phase 1b/2 clinical and Phase 2 clinical study. We have now identified specific factors that we believe contributed to the Phase 2 clinical study results, including issues related to both the accurate diagnosis of C. difficile recurrent infection, and potential suboptimal dosing of certain subjects in the study.

The SER-109 analyses were recently shared with the FDA. Based on feedback received from the FDA, we plan to initiate a new Phase 2 SER-109 clinical study in approximately 320 patients with multiply recurrent C. difficile infection. Study participants will be randomized 1:1 between SER-109 and placebo and will receive a dose that is approximately 10-fold higher than in the first Phase 2, administered over three consecutive days. Diagnosis of C. difficile infection for both study entry and for endpoint analysis will be confirmed by C. difficile cytotoxin assay, compared to the first Phase 2, where most patients were diagnosed by PCR. The new study will evaluate patients for 24 weeks and the primary endpoint will compare the C. difficile recurrence rate in subjects who receive SER-109 verses placebo at up to eight weeks after dosing. The FDA has agreed that this new trial may qualify as a pivotal study with achievement of a persuasive clinical effect and addressing FDA requirements, including clinical and statistical factors, an adequately sized safety database, and certain CMC parameters.

We progressed our drug discovery and development platforms with the successful initiation in July 2016 of a Phase 1b study for SER-262, a rationally designed ecology of spore forming bacteria to be used following antibiotic treatment for primary CDI to prevent an initial recurrence of CDI. We believe there are several advantages to using a synthetic approach to developing microbiome therapeutics.  Synthetically derived product candidates can be scaled up to meet global demand in a reliable and reproducible manner, with well-defined characteristics.  Based on our metagenomics expertise, proprietary in silico algorithms, extensive proprietary bacterial library, and advanced manufacturing capabilities, we believe we can design synthetically produced microbiome therapeutic candidates for specific target indications.   We believe, our capabilities provide us with a competitive advantage in developing synthetically produced microbiome therapies.  SER-262 was designed based on clinical insights from our SER-109 program and an understanding of the mechanism by which the microbiome protects against gastrointestinal infections.  The strains included in SER-262 were selected based on criteria that included analysis of human microbiome data, efficacy in animal models of CDI, and bacterial strain level characterization for safety characteristics and microbial function. We screened over 100 drug candidates in a mouse model of C. difficile and the final composition was also evaluated for manufacturability.  These data were submitted to the FDA as part of our Investigational New Drug, or IND, which was cleared in June 2016. The Phase 1b study, a randomized, placebo controlled dose escalation study was initiated in July 2016. The study is expected to enroll up to 60 patients who have experienced a first episode of CDI. The primary endpoints of the study are to evaluate the safety and tolerability of SER-262 in subjects with primary CDI and to compare the CDI recurrence rate between the SER-262 and placebo groups up to 8 weeks after treatment. Top-line data from the SER-262 Phase 1b study is expected in the second half of 2017.

We initiated our Phase 1b clinical study for our IBD drug candidate, SER-287, in December 2015 and are enrolling subjects with active mild to moderate ulcerative colitis, or UC, a form of IBD, to evaluate the safety and efficacy of SER-287 added to standard of care treatment. The randomized, placebo-controlled multiple dose Phase 1b study of SER-287 is expected to enroll up to 55 subjects with active mild-to-moderate UC, who are failing current therapies. The clinical development of SER-287 to treat UC is supported by preclinical studies in multiple animal models of colitis that provide evidence that SER-287 administration results in reduced pathology.  Published clinical reports furthermore suggest that modulation of the microbiome through repetitive fecal microbiota transplants may lead to meaningful clinical response in certain UC patients. The primary endpoints of the study are to evaluate the safety and tolerability of SER-287, compare the change in the microbiome composition versus placebo, and determine engraftment of SER-287 bacteria following SER-287 treatment. The study will also evaluate clinical response, complete remission, and endoscopic improvement, as well as metabolomic, and immunological findings. Top-line data from the SER-287 Phase 1b study is expected in the second half of 2017.

We are also designing and developing SER-301, a synthetic Ecobiotic microbiome therapeutic candidate for the treatment of IBD.  The design is being driven by insights from successful fecal microbiota transplants for UC conducted by our academic collaborators and will leverage microbiome and metabolomic data gained from the ongoing Phase 1b study of SER-287.  The SER-301 program also benefits from what we have and will learn about synthetic Ecobiotic microbiome therapeutic development in our SER-262 program.

In addition to our CDI and IBD product candidates, we are utilizing our microbiome therapeutics platform to develop SER-155 for the prevention of transplant-related mortality (due to infection and graft versus host disease, or, GvHD) in allogeneic hematopoietic stem cell transplant, or allo-HSCT, recipients.  Published clinical evidence from our collaborators at Memorial Sloan Kettering Cancer Center shows that allo-HSCT patients with reduced microbiome diversity primarily due to antibiotic exposure are far more likely to die due to infection and/or lethal GvHD (Taur et al., Blood, 2014; Jenq et al, Biology of Blood and Marrow Transplantation, 2015).  Notably, in one patient who participated in the SER-109 Phase 1b/2 clinical study, drug-resistant organisms and other potentially pathogenic species were eliminated from the patient’s gastrointestinal tract (Khanna et al., Journal of Infectious Disease, 2016).  The potential role of the microbiome in immuno-oncology therapies has also been reported on in recent publications on studies conducted in humans and animal models (Dublin K. et al., Nature, 2016; Vetizou M. et al., Science 2015; Sivan A. et al., Science 2015). We are also applying our platform to potentially develop Ecobiotic microbiome therapeutics to enhance the safety and efficacy of immune-oncology agents including checkpoint inhibitors used in cancer treatments.  We are also researching Ecobiotic microbiome therapeutics for the treatment of metabolic diseases, such as early-stage, non-insulin dependent diabetes, non-alcoholic steatohepatitis (NASH), obesity and metabolic syndrome.  Research in these indications is focused on developing Ecobiotic drugs that address specific functional defects in the microbiome, including the specific metabolic products made by the microbes.  We believe this approach may enable pursuit of a range of disorders including various forms of liver disease and rare genetic diseases of metabolism.

The following chart summarizes our current product pipeline:

We have assembled a world class group of scientists, clinicians, directors and investors, who have established our leadership in the field of microbiome therapeutics. We were co-founded by Drs. Noubar Afeyan, David Berry and Geoffrey von Maltzahn of Flagship Pioneering, the innovation foundry of Flagship Ventures, which has founded over 25 life sciences companies. Through Flagship Pioneering’s contribution of foundational scientific concepts and intellectual property, assembly of our management team and critical early-stage support, we launched as the first company focused on the ecological nature of the microbiome. Led by Dr. Roger Pomerantz, our Chairman, President and Chief Executive Officer, our experienced management team possesses core capabilities in microbiome therapeutics, infectious disease, drug development, commercialization, CMC, public company management and finance. Dr. Pomerantz, an infectious disease physician-scientist, has extensive experience in infectious disease drug development and commercialization, licensing and acquisitions gained over a 10-year career in senior executive positions at Merck & Co, Johnson & Johnson and Tibotec Pharmaceuticals. Dr. Pomerantz led the development and commercialization of ten FDA-approved infectious disease drugs in his career. Collectively, our management team has successfully developed 18 approved pharmaceutical drugs in infectious disease and other indications. Our management team has extensive experience in microbial ecology, microbiology and live biologicals, with over 25 years’ experience studying the microbiome and over 60 published papers on the science of the microbiome. Additionally, our team has extensive experience in building out commercial capabilities in specialty diseases and has a track record for success in the commercialization of vaccine products, which have analogous manufacturing processes to that of Ecobiotic microbiome therapeutics.

In January 2016, we entered into a Collaboration and License Agreement, or the License Agreement, with Nestec Ltd., or NHS, for the development and commercialization of certain of our product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. The License Agreement will support the development of our portfolio of products for CDI and IBD in markets outside of the United States and Canada, or the Licensed Territory, and is expected to provide substantial financial support for our ongoing worldwide research and development. We have retained full commercial rights to our entire portfolio of product candidates with respect to the United States and Canada, where we plan to build our own commercial organization.

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

In exchange for the license, NHS made an upfront cash payment of $120 million in February 2016. NHS has also agreed to pay us tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of NHS Collaboration Products in the Licensed Territory. Additionally, NHS has agreed to pay us up to $660 million for the achievement of certain development and regulatory milestones and up to an aggregate of $1.125 billion for the achievement of certain commercial milestones related to the sales of NHS Collaboration Products. We received a $10 million milestone payment in 2016 associated with the initiation of our Phase 1b study for SER-262 in CDI.

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

With respect to development of NHS Collaboration Products for CDI under a global development plan, we agreed to pay all costs of Phase 2 clinical trials for SER-109 and of Phase 3 clinical trials for SER-109. We agreed to bear all costs of conducting any Phase 1 or Phase 2 clinical trials under a global development plan for NHS Collaboration Products other than SER-109 for CDI. We agreed to pay 67% and NHS agreed to pay 33% of other costs of Phase 3 clinical trials conducted for NHS Collaboration Products other than SER-109 for CDI under a global development plan. For other clinical development of NHS Collaboration Products for CDI, we agreed to pay costs of such development activities to support approval in the United States and Canada, and NHS agreed to bear the cost of such activities to support approval of NHS Collaboration Products in the Licensed Territory.

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

Our Strategy

Our goal is to become the leading biopharmaceutical company developing and commercializing microbiome therapeutics to address significant unmet medical needs. The critical components of our strategy include:

•

Rapidly advancing the development of our lead product candidate, SER-109, for the prevention of further recurrences of CDI in patients with recurrent CDI. SER-109 has been granted both Orphan Drug and Breakthrough Therapy designation by the FDA for the treatment of CDI. Breakthrough Therapy designation provides for intensive guidance from the FDA in an effort to expedite the drug development process. In our randomized, double-blind, placebo controlled Phase 2 clinical study, 44% of subjects (26 of 59) who received SER-109 experienced a recurrence at the 8 week endpoint compared to 53% of subjects (16 of 30) who received placebo, a result that was not statistically significant. Based on a detailed analysis of clinical, microbiome and CMC factors that may have contributed to the outcome of this study, as well as a comparison to our earlier Phase 1b/2 clinical study, we are involved in ongoing discussion with the FDA. Based on feedback received from the FDA, we plan to initiate a new Phase 2 SER-109 clinical study in approximately 320 patients with multiply recurrent C. difficile infection. Study participants will be randomized 1:1 between SER-109 and placebo and will receive a dose that is approximately 10-fold higher than in the first Phase 2, administered over three consecutive days. The FDA has agreed that this new trial may qualify as a pivotal study with achievement of a persuasive clinical effect and addressing FDA requirements, including clinical and statistical factors, an adequately sized safety database, and certain CMC parameters.

•

Advancing the clinical development of SER-262 to be used following antibiotic treatment of primary CDI to prevent an initial recurrence of CDI. We are developing SER-262 as a therapeutic to be used following antibiotic treatment of primary CDI to prevent an initial recurrence of CDI. SER-262 contains bacteria that are a subset of the bacterial ecology comprising SER-109, however, SER-262 is not derived from human stool and, in contrast, is rationally designed based on in vitro and in vivo screening data and made in bacterial fermenters. Pre-clinical studies of SER-262 have demonstrated efficacy in a mouse model of CDI, similar to pre-clinical studies of SER-109.  In July 2016, we initiated  a randomized, placebo-controlled dose escalation Phase 1b study. The study is expected to enroll up to 60 patients who have experienced a first episode of CDI. The primary endpoints of the study are to evaluate the safety and tolerability of SER-262 in subjects with primary CDI and compare the CDI recurrence rate between the SER-262 and placebo groups at up to 8 weeks after dosing. Top-line data from the SER-262 Phase 1b study is expected in the second half of 2017.

•

Continuing clinical development of SER-287 for the treatment of IBD, including ulcerative colitis. The clinical development of SER-287 to treat UC is supported by preclinical studies in multiple animal models of colitis that provide evidence that SER-287 administration results in reduced pathology.  Published clinical reports furthermore suggest that modulation of the microbiome through repetitive fecal microbiota transplants may lead to meaningful clinical response in certain UC patients. In December 2015, we initiated a Phase 1b clinical trial evaluating SER‐287 in patients with mild‐to‐moderate UC. The randomized, placebo-controlled multiple dose Phase 1b study of SER-287 is expected to enroll up to 55 subjects with active mild-to-moderate UC who are failing current therapies. The primary endpoint of the study will evaluate the safety and tolerability of SER-287 and the change in the microbiome composition and engraftment of SER-287 bacteria following SER-287 treatment. The study will also evaluate clinical response, complete remission, and endoscopic improvement, as well as metabolomic and immunological findings. Top-line data from the SER-287 Phase 1b study is expected in the second half of 2017.

•

Developing SER-301 for the treatment of IBD. We are designing and developing SER-301, a synthetic Ecobiotic microbiome therapeutic candidate for the treatment of IBD.  The design is being driven by insights from fecal microbiota transplants and will leverage information from SER-287, including changes to the microbiome in patients with UC, a form of IBD.

•

Developing SER-155 for the prevention of transplant-related mortality. We are designing and developing SER-155, a synthetic Ecobiotic microbiome therapeutic candidate for the prevention of transplant-related mortality (due to infection and GvHD) in allo-HSCT recipients. The design is being driven by insights from our collaborators at Memorial Sloan Kettering Cancer Center into the microbiome composition of patients following allo-HSCT.

•

Leveraging our leading microbiome therapeutics platform to develop additional innovative and novel Ecobiotic microbiome therapeutics across a range of serious medical conditions with high unmet need including infectious disease, metabolic disease, inflammatory disease, rare genetic disease, and applications in immuno-oncology. We believe that the combination of experience, proprietary data and proprietary know-how related to the microbiome and of the production of microbial strains provides us a competitive advantage in the design and development of microbiome therapeutics. Our platform enables us to build upon our existing and growing clinical experience to rationally design treatments for acute and complex chronic diseases. We intend to leverage this advantage to develop additional innovative Ecobiotic microbiome therapeutics.

•

Commercializing our Ecobiotic microbiome therapeutics, including SER-109, if approved, directly in the United States and Canada and with collaborators outside of North America. In January 2016, we entered into a strategic collaboration with NHS for microbiome-based CDI and IBD therapies in markets outside the United States and Canada.  We have retained the worldwide rights for therapies developed outside of these indications. We believe the market for recurrent CDI is sufficiently concentrated to permit us to effectively commercialize SER-109 in the United States with a highly focused and specialized sales force of less than 100 individuals. To the extent we are able to commercialize SER-109 in the United States, we will leverage that experience to further build our direct sales force to address the larger patient population to be addressed by SER-262.

•

Developing manufacturing capabilities sufficient to support commercialization of any approved Ecobiotic microbiome therapeutic candidates. Ecobiotic microbiome therapeutic manufacturing will require capabilities that are distinct from other biologic drugs. We have made strategic investments in manufacturing capabilities to help ensure that we maintain control of our know-how and also because we believe these capabilities will be necessary and highly advantageous for the development of future Ecobiotic microbiome therapeutics such as SER-109, SER-287, SER-262, SER-301 and SER-155. Our bioprocess and manufacturing personnel are focused on creating a platform of manufacturing expertise that will set the stage for further advances in the emerging field of microbiome therapeutics.

Understanding the Microbiome and Its Impact on Disease

The human microbiome is one of the richest and most diverse ecosystems on earth with a population of approximately 40 trillion microorganisms that live in our intestines, mouth, skin and elsewhere in the body. These microbial ecologies have numerous beneficial functions necessary to supporting health, such as digesting food, preventing disease-causing bacteria from invading the body, regulating our immune system and synthesizing essential nutrients and vitamins. Among the various microbial ecologies in the human body, the colonic microbiome is one of the most diverse microbial communities with up to 100 billion to one trillion cells per milliliter. In a healthy, symbiotic state the colonic microbiome enables the body to function normally. However, the colonic microbiome can change in composition, such as in response to long-term or high-dose exposure to antibiotics or following a gastrointestinal infection. As a result, there can be a loss of key microbes that results in a state of dysbiosis. Dysbiosis of the microbiome is associated with a wide range of disease and infections.

Although bacteria are often associated with infection and disease, much of the bacteria that colonize the human body are essential for life. Until recently, few scientific studies focused on the benefits of the bacteria comprising the microbiome. In 2005, the National Institutes of Health funded the Human Microbiome Project, or HMP, which had as one of its goals the characterization of the microbiome with enough specificity to enable the study of variations in the microbiome and their influence on disease.

Historically, researchers studied microbes in patients by isolating pathogens and growing them in culture. This process typically identifies only a limited diversity of microbial species. The HMP used metagenomic sequencing technologies to analyze 5,000 samples, representing more than 3.5 terabases of genome sequence data, to identify specific genetic sequences found only in bacteria. HMP researchers estimate that 500 to 1,000 unique bacterial species occupy the human ecosystem, and these researchers believe they have characterized the normal range of microbial variation in the U.S. population. Importantly, HMP researchers have discovered that different consortia of microbes may accomplish the same metabolic activity, and the presence of those metabolic activities is more important than the exact species of microbe providing the function. Results from the HMP have provided a robust baseline microbiome against which disease states can be compared.

Compared to the baseline data developed by the HMP, numerous scientific studies are emerging in both animals and humans, suggesting that many human diseases can be correlated with dysbiosis of the microbiome. These include infections, such as CDI or vancomycin-resistant Enterococcus, or VRE; metabolic disorders, such as early-stage, non-insulin dependent diabetes, obesity and non-alcoholic fatty liver disease, or NAFLD/NASH; allergies; autoimmune disease; inflammatory diseases, such as UC, Crohn’s disease and pouchitis; and cancer, including immune-oncology related applications. Examples of some studies include:

•

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

•

A placebo-controlled, randomized, blinded clinical study published in Gastroenterology in 2015 showed that repetitive fecal microbiota transplant, or FMT, delivered via enema weekly for 6 weeks could induce clinical remissions in patients with active UC (Moayyedi et al., Gastroenterology, 2015).   This study used an established measure of colonic mucosal healing to assess the efficacy of FMT compared to placebo, thus demonstrating the role of the microbiome in treating active UC. A subsequent randomized, placebo controlled, blinded study of FMT delivered 5 days per week for 8 weeks demonstrated similar clinical and endoscopic response rates (Paramsothy et al., Lancet, 2017).

•

Data from cancer patients undergoing allo-HSCT show the influence of the microbiome on patient survival. An observational study of allo-HSCT patients following allo-HSCT demonstrated that 3-year survival in patients with a low diversity microbiome was 36% whereas survival in patients with a medium to high diversity microbiome was ≥60%. Excess mortality in the low diversity subset was driven by deaths due to infection and GvHD, not the underlying cancer itself (Taur et al, Blood, 2014).  A follow up from the same researchers looked at allo-HSCT patients receiving transplants who are at highest risk of GvHD and showed a greater than 5-fold increase in mortality was correlated with microbiome composition. (Jenq et al., Biol of Blood and Marrow Transplant, 2015).

•

A placebo-controlled, randomized, blinded clinical study published in Gastroenterology in 2012 showed that administration of FMT derived from lean donors to obese subjects with metabolic syndrome could transiently increase insulin sensitivity (Vrieze et al, Gastro, 2012).  This study furthermore identified changes in the microbiome of the small intestine that might have caused the effect.

•

Two studies in mouse cancer models, both published in Science in 2015, demonstrated that the anti-tumor response to immunological checkpoint inhibitors could be enhanced by altering the microbiome (Velizou et al., Science 2015; Slvan et al., Science 2015).  In addition, a prospective study in melanoma patients receiving anti-CTLA4 therapy for their cancer showed that a difference in the microbiome prior to treatment correlated with the subsequent development of colitis, a major side-effect of anti-CTLA4 treatment (Dubin et al., Nature, 2016). Most recently, researchers at MD Anderson Cancer Center have reported that the diversity and content of the microbiome may determine the efficacy of treatment with checkpoint inhibitors (Gopalakrishnan, et al., 2017 ASCO-SITC Clinical Immuno-Oncology Symposium).  Taken together, these results suggest that microbiome therapies might improve the safety and efficacy of checkpoint inhibitors in immuno-oncology treatments.

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

Our Microbiome Therapeutics Platform

We are developing a new approach to restoring health in settings of microbiome dysbiosis by using our microbiome therapeutics platform to develop Ecobiotic microbiome therapeutics. Our microbiome therapeutics platform is premised on the hypothesis that the proximal cause or significant contributor to multifactorial diseases is a dysbiosis of the colonic microbiome. We believe this represents a paradigm shift in approaching the way the underlying disease is defined and can be treated. Our microbiome therapeutics are a novel class of biological drugs designed to treat disease by restoring a dysbiotic microbiome to a state of health. They represent rationally defined ecological compositions, consisting of discrete combinations of beneficial microorganisms with designed functional properties that provide the ability to re-establish keystone features of a functional microbiome in settings of disease.

Our microbiome therapeutics platform integrates genomic and related functional data sets, proprietary algorithms and computational analysis, an extensive library of screened and characterized human commensal bacteria, clinical and mechanistic insights into diseases of interest, and advanced manufacturing capability. This platform allows us to rationally design, test, optimize, formulate and manufacture Ecobiotic microbiome therapeutics. Our microbiome therapeutics platform provides a framework that we believe can significantly reduce the time typically required to advance therapeutics to the clinic.

Clinical Trials and Cohort Studies

Our discovery process begins with human data derived from clinical trials and cohort studies, which we use as a basis for designing our Ecobiotic microbiome therapeutics. This allows us to compare the colonic microbiome of healthy normal individuals to those in a dysbiotic state, revealing the ecological and functional signatures of microbiome differences that we target using our Ecobiotic microbiome therapeutics. Additionally, our experience with SER-109 and clinical data generated with collaborators serves as a critical dataset for humans, instructing us on how the introduction of certain keystone microbes can facilitate and augment the restoration of a dysbiotic colonic microbiome for other indications. Using these insights generated by our proprietary design, we test therapeutic lead candidates. By using our genomic data sets and our proprietary tools combined with our experience with SER-109, we integrate clinical results into bench research to design our Ecobiotic microbiome therapeutics.

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

Our candidate design program applies computational comparative genomics and systems biology methods to analyze existing clinical data sets, such as those derived from SER-109 clinical studies and from studies with collaborators, to elucidate the structure and function of a healthy microbiome relative to a microbiome in a disease state. The structure is defined in terms of the organisms that comprise the ecology of the microbiome while the function is defined in terms of the genes and metabolic pathways inherent to the organisms that comprise that ecology. Structural and functional properties of a microbiome are determined using our proprietary algorithms that derive actual ecological networks that characterize the microbiome of subjects with a particular disease or that are in a state of health. Our algorithms define those organisms that impact the structure of the microbial communities and the health of the microbiome, which we refer to as keystone organisms, and their associated critical, functional biological pathways. Keystone organisms and their associated critical, functional biological pathways may exist in low, moderate, or high abundance in an ecology of microbes, but are often missing or at reduced levels in an individual with disease. By comparing the ecologies in healthy and disease states, we are able to identify the ecological deficiencies and missing keystone components that characterize the disease state and are the target of our Ecobiotic microbiome therapeutics.

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

Strain Library Screening and Lead Optimization and Ecobiotic Candidate Nomination

To facilitate the screening of network ecologies and individual strains, we have developed and maintain proprietary know-how on the isolation, cultivation and fermentation of microbial strains. Our proprietary library comprises over 14,000 strains isolated from healthy donors. Using information from our strain library, we develop and execute moderate- to high-throughput in vitro and ex vivo screens that evaluate the efficacy and functional properties of candidates and individual microbial strains that comprise the lead candidate ecologies. Once we have a lead candidate we optimize its efficacy and functional properties by screening variants in disease relevant models, including in vivo models on a reduced set of candidates that are relevant to the disease indications we are investigating. The final candidate that meets our predefined safety and efficacy criteria is nominated for clinical development.

Metabolomics

In addition to genomic analysis, we integrate metabolomic methods to identify the small molecules made by the microbiome.  Integration of genomic and metabolomic data enable an understanding of which organisms are responsible for particular changes in the gut that may affect health and disease.  These functional data can be further studied in vitro and in animal models to assist in the design of novel microbiome drugs.

Bioprocess and Formulation

Our Ecobiotic microbiome therapeutics in development consist of combinations of bacteria and/or bacterial spores rather than single strains. As a result, we must be able to produce, purify and formulate multiple strains of bacteria economically and be able to test the composition of a combination product for quality control. Our bioprocess development and manufacturing processes are designed to address each of these elements.

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
•

Formulation: Our Ecobiotic microbiome therapeutics are combinations of bacteria and/or bacterial spores and can be administered orally to effect the primary goal of delivering viable bacteria or spores to the intended location in a condition where they are able to replicate and correct dysbiosis.

•

Analytical: We address quality control requirements for our Ecobiotic microbiome therapeutics using proprietary microbiological and sequence-based testing schemes, including high-throughput quantitative analytics to assess the identity, potency and purity of the final product.

Pre-clinical and Clinical Testing

One of the key competitive advantages of microbiome therapeutics is that we believe they will not need to undergo the same pre-clinical testing that other modalities such as small molecules require. Because the components of our Ecobiotic microbiome therapeutics are found naturally in the body, we do not expect to need carcinogenicity studies or studies designed to evaluate how our Ecobiotic microbiome therapeutics interact with other drugs. Clinical pharmacokinetic studies are performed to examine the absorption, distribution, metabolism and excretion of a drug under investigation typically in healthy volunteers. Because our Ecobiotic microbiome therapeutics are not absorbed and, therefore, remain in the colonic microbiome, we believe such trials will not be necessary and we expect to proceed directly to patients with the disease that we are studying. These pre-clinical and clinical studies are costly and time- consuming and the ability to proceed in development without them provides an advantage as compared to traditional drug development. For example, based on our correspondence with the FDA, further pre-clinical studies will not be needed for SER-109. We were also not required to perform traditional pre-clinical toxicology studies on SER-287, our investigational product for UC, or for SER-262, our Ecobiotic drug candidate for primary CDI. We believe many of the same requirements may apply across our future product candidates.

Our Product Pipeline

We believe our Ecobiotic microbiome therapeutics represent a novel approach with potential application across a broad range of human diseases.  Our most advanced drug development program, SER-109, focuses on recurrent CDI. SER-109 has been designated as a Breakthrough Therapy and an Orphan Drug by the FDA. Based on feedback received from the FDA, we plan to initiate a new Phase 2 SER-109 clinical study in approximately 320 patients with multiply recurrent C. difficile infection. Study participants will be randomized 1:1 between SER-109 and placebo and will receive a dose that is approximately 10-fold higher than in the first Phase 2, administered over three consecutive days. The FDA has agreed that this new trial may qualify as a pivotal study with achievement of a persuasive clinical effect and addressing FDA requirements, including clinical and statistical factors, an adequately sized safety database, and certain CMC parameters. SER-262 is an Ecobiotic drug candidate under development for treatment of dysbiosis following primary CDI, in order to prevent recurrence, and is currently in a Phase 1b study in the United States. SER-287 is under development for the treatment of active mild-to-moderate UC and is also in a Phase 1b study in the United States. We expect to report top-line data for the Phase 1b studies of SER-262 and SER-287 in the second half of 2017. We are designing SER-301, a designed Ecobiotic microbiome therapeutic candidate, for the treatment of  IBD, and SER-155, a designed Ecobiotic microbiome therapeutic candidate, for the prevention of transplant-related mortality (due to infection and GvHD) following allo-HSCT. We are also researching potential Ecobiotic microbiome therapeutics for the treatment of metabolic disorders, such as early-stage, non-insulin dependent diabetes non-alcoholic steatohepatitis (NASH), obesity and metabolic syndrome, and for enhancing the safety and efficacy of immuno-oncology agents including checkpoint inhibitors used in cancer treatment. Research in these indications is focused on developing Ecobiotic drugs that address specific functional defects in the microbiome, including the specific metabolic products made by the microbes.  We believe this approach may enable pursuit of a range of disorders including various forms of liver disease and rare genetic diseases of metabolism.

Our CDI Product Candidates

SER-109 is a bacterial spore ecology consisting of an average of approximately 50 bacterial species derived from healthy donors’ fecal matter. SER-109 is designed to prevent further recurrences of CDI in patients suffering from recurrent CDI by restoring the dysbiotic microbiome to a state of health. In our open label Phase 1b/2 clinical study, results demonstrated that 87% of patients (26 of 30) met the predefined endpoint of preventing recurrent CDI within eight weeks following administration of SER-109.  97% of patients (29 of 30), achieved a clinical cure, which we defined as the absence of CDI requiring antibiotic treatment during the eight-week period after SER-109 dosing. SER-109, our lead product candidate, is designed to reduce the recurrences of CDI, a debilitating infection of the colon and, if approved by the FDA could be a first-in-field oral microbiome drug. A subsequent randomized, double-blind, placebo controlled Phase 2 clinical study was conducted in 89 subjects to evaluate the safety, tolerability and efficacy of SER-109 in adults with recurrent CDI. In that study, 44% of subjects (26 of 59) who received SER-109 experienced a recurrence at the 8-week endpoint compared to 53% of subjects (16 of 30) who received placebo, a result that was not statically significant. SER-109 was generally safe and well-tolerated in both the Phase 1b/2 and Phase 2 clinical studies. The most common adverse events for SER-109 and placebo, respectively, were diarrhea (25% vs. 14%), abdominal pain (22% vs. 14%), flatulence (12% vs. 3%), and nausea (10% vs. 10%). No drug-related serious adverse events were observed.

In order to understand the difference in outcome between the Phase 1b/2 and Phase 2 clinical studies, we conducted an analysis of the available clinical, microbiome and CMC data. This root-cause investigation looked at the clinical trial population, study conduct, and diagnostic testing used for study inclusion and endpoint analysis, assessed clinical specimens for genomic and metabolomic biomarkers that might give insight into SER-109 efficacy and potency, reviewed manufacturing procedures and processes, performed retrospective analysis using high-resolution whole metagenomics sequencing of the Phase 1b/2 clinical study stool samples, and analytical methods that may have differed between Phase 1b/2 and Phase 2 clinical studies. We have now identified specific factors that we believe contributed to the Phase 2 clinical study results, including issues related to both the accurate diagnosis of C. difficile recurrent infection, and potential suboptimal dosing of certain subjects in the study. The SER-109 analyses were recently shared with the FDA, and we are actively discussing the design of a new clinical trial for SER-109.

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

We are also developing SER-262, a rationally designed ecology of spore forming bacteria, to be used following antibiotic treatment of primary CDI to prevent an initial recurrence of CDI. Pre-clinical studies of SER-262 have demonstrated efficacy similar to SER-109 in mouse models of CDI.  The Phase 1b study, a randomized, placebo-controlled dose escalation study was initiated in July 2016. The study is expected to enroll up to 60 patients who have experienced a first episode of CDI. The primary endpoints of the study are to evaluate the safety and tolerability of SER-262 in subjects with primary CDI and to compare the CDI recurrence rate between the SER-262 and placebo groups up to 8 weeks after dosing. The subjects will be followed for 24 weeks after treatment.  If approved, we believe these two product candidates will enable us to provide an alternative and safer treatment for preventing the recurrence of CDI than the current standard of care.

Clostridium difficile Infection, or CDI

C. difficile is a Gram-positive, toxin-producing, spore forming bacterium may cause debilitating diarrhea in infected individuals, but can also lead to more severe outcomes, such as inflammation of the colon (colitis), toxic megacolon and death. C. difficile bacteria express toxins that disrupt the structural architecture of cells causing leakage of fluids through the gastrointestinal epithelium. The cells disrupted by these toxins eventually undergo apoptosis and die, releasing their contents into the colon, resulting in inflammation of the colon, severe and persistent diarrhea and, in the most serious cases, death.

CDI is most often associated with the prior use of antibiotics, although age and poor immune status are important risk factors as well. Antibiotics are thought to decrease resistance to CDI by causing dysbiosis in the microbiome. Since C. difficile spores are able to survive for long periods of time outside the body, and because healthcare settings are often sites of significant antibiotic use, CDI transmission rates in hospitals, long-term acute care facilities and nursing homes have been increasing. CDI is also a cause of morbidity and mortality among hospitalized cancer patients and bone marrow transplant patients as their immune systems are suppressed by cytotoxic drugs, which are drugs that inhibit or prevent the function of cells including cells of the immune system, and they may be heavily treated with antibiotics to prevent or treat infections. More recently, the rise of community-acquired CDI has been recognized as a growing problem.

The CDC has identified C. difficile as one of the top three most urgent antibiotic-resistant bacterial threats in the United States. It is the most common cause of hospital acquired infection in the United States, having overtaken MRSA. CDI is responsible for the deaths of approximately 29,000 Americans each year. CDI is also costly to the healthcare system. According to a study published in Clinical Infectious Diseases, the economic burden of CDI in 2008 in U.S. acute care facilities alone was estimated to be as much as $4.8 billion. In addition, a summary of studies published in 2009 in The Journal of Hospital Infection, calculated that the treatment cost per episode of primary CDI was as much as $5,000 and as much as $18,000 per recurrence of CDI (Ghantoji et al., 2010).  Further, according to a 2014 article in the American Journal of Infection Control, from 2001 to 2010, incidence of CDI per 1,000 patients discharged increased from 4.5 to 8.2 with an average hospital stay of eight days.  Research suggests that the risk of recurrence is approximately 25% after primary CDI, 40% after a first recurrence and greater than 60% for those experiencing two or more recurrences (Higa & Kelly, New Drugs and Strategies for Management of Clostridium difficile Colitis, J. of Intensive Care Medicine, 2013). Based on an epidemiological study conducted by the CDC, the incidence of C. difficile infection in the United States, based on a positive toxin or molecular assay in patients who did not have a positive result in the previous 8 weeks, was estimated to be 453,000 (95% confidence interval [CI], 397,100 to 508,500) (Lessa et. al., Burden of Clostridium difficile Infection in the United States, New England J. of Medicine, 2015).

Current and developing treatment alternatives and their limitations

Patients with CDI utilize antibiotics, FMT, and unapproved over-the-counter probiotics. Several therapeutic antibodies and vaccines are also being developed.

Antibiotics.  According to the Infectious Disease Society of America, or IDSA, guidelines, the current standard of care for CDI is to treat with antibiotics, such as metronidazole or vancomycin. Metronidazole has been found to be effective for primary CDI, but approximately 29% of patients experience recurrence (Louie, et. al., Fidaxomicin versus Vancomycin for Clostridium difficile Infection, N. Engl. J. Med 364;5, February 3, 2011). Vancomycin is recommended for severe disease, but is more expensive. In addition, fidaxomicin, an approved antibiotic for CDI, may have higher initial efficacy compared to metronidazole, but it does not have a label claim to reduce or prevent CDI recurrence. No antibiotic therapeutics are currently approved for treatment of recurrent CDI.

Recurrent CDI, defined as the presence of diarrhea and a positive C. difficile stool assay within two to eight weeks following the initial episode, is not well addressed by any of the available antibiotics. When a patient has recurred two or more times after the initial occurrence, CDI recurrence rates are greater than 60% and the probability of additional recurrences increases with successive cycles. Some physicians resort to pulse-taper regimens of vancomycin lasting six weeks or more, but there are no well-controlled clinical studies that show such regimens are effective. In extreme cases, patients are treated continuously for years with vancomycin, even while they continue to experience gastrointestinal symptoms including diarrhea and abdominal discomfort.

The primary limitation of antibiotics is that their use appears to exacerbate dysbiosis, resulting in increased risk of future CDI. Recent research in animal models has shown that antibiotic use not only eliminates many healthy bacteria in the gastrointestinal tract, but also leads to the release of nutrients that facilitate the growth of C. difficile. Antibiotics have also been shown to change the ratio of primary versus secondary bile acids in the colon by killing bacteria required to metabolize bile acids. This shift to a predominance of primary bile acids further facilitates the growth of C. difficile, as it requires primary bile acids for germination of its spores. As a result, antibiotic use may induce a lasting dysbiosis that makes it possible for C. difficile to colonize a person and then cause, or further perpetuate, disease.

Fecal microbiota transplantation.  FMT, also known as a stool transplantation, is a procedure during which donated stool, including fecal microbes, is typically instilled via colonoscopy into a patient with CDI. We believe that the efficacy of FMT, which has resulted in cure rates for recurrent CDI of 81% in a randomized controlled study reported in 2013 in the New England Journal of Medicine, supports the role of dysbiosis as a cause of CDI recurrence. However, FMT presents several challenges for effective treatment of the disease. FMT has the potential to transmit infectious or allergenic agents between hosts, involves the transmission of potentially hundreds of unknown strains of bacteria, fungi and viruses from donor to subject, and is difficult to perform on a mass scale. Additionally, FMT is inherently non-standardized so that different desired and/or undesired material may be transmitted in any given donation. FMT is not approved by the FDA and we believe that, as currently practiced by clinical centers in the U.S., it may be unable to gain such approval since the product, to our knowledge, cannot be characterized according to current regulatory requirements for identity, potency, purity and safety and has not been tested in rigorous, placebo controlled, randomized and blinded clinical studies. Commercial providers of FMT must meet FDA regulatory requirements for a biologics license and must produce FMT material using current Good Manufacturing Practices (cGMP).

Probiotic therapies.  Probiotics represent a group of products typically available over the counter in supplements and in some foods, which contain a small number of species of bacteria. However, to date there have been no clinical studies that have established the ability of probiotics to repair a dysbiosis of the microbiome. Further, there is neither a legally recognized definition of, nor a standard of identity for, the term probiotic in the United States or Europe. The European Food Safety Authority has rejected many of the claims of health benefits associated with probiotics because the microbes had not been sufficiently characterized, the claimed effect was not considered beneficial and human studies in support of the claims had not been made available. As a result, after December 14, 2012, food and nutritional supplements companies were no longer allowed to communicate health benefits for their products on account of probiotic content in the EU.

Antibodies. Bezlotoxumab a fully human monoclonal antibody directed against C. difficile toxin B was approved in the United States in October, 2016 and in Europe in 2017 for the treatment of CDI. The antibody demonstrated 10% absolute risk reduction in preventing recurrence of CDI. Antibodies bind toxins to alleviate the symptoms of CDI, but they do not address the underlying dysbiosis of the microbiome, which we believe is the cause of recurrent CDI. Bezlotoxumab requires intravenous infusion.

Vaccines. The efficacy of vaccines in treating CDI in humans currently remains under investigation. In addition, it is difficult to define and access a target population for a CDI vaccine, given that the at-risk patient population is largely elderly individuals who typically respond less robustly to vaccination therapies.

SER-109

SER-109 is an ecology of bacteria in spore form enriched from fecal donations obtained from healthy screened donors. SER-109 consists of an average of approximately 50 bacterial species and is designed to reduce recurrences of CDI in patients suffering from recurrent CDI by restoring a dysbiotic microbiome to a state of health. In our open label Phase 1b/2 clinical study of SER-109, we evaluated the effect of treatment with SER-109 in patients with three or more occurrences of CDI in a 12-month period. Of the 30 patients enrolled in the trial, 87% of patients (26 of 30) met the predefined endpoint and 97% (29 of 30), achieved a clinical cure, which we defined as the absence of CDI requiring antibiotic treatment during the eight-week period after SER-109 dosing. A subsequent randomized, double-blind, placebo controlled Phase 2 clinical study was conducted in 89 subjects to evaluate the safety, tolerability and efficacy of SER-109 in adults with recurrent CDI.  In that study, 44% of subjects (26 out of 59) who received SER-109 experienced a recurrence at the 8-week endpoint compared to 53% of subjects (16 out of 30) who received placebo, a result that did not show a statistically significant difference between the two treatment arms.  SER-109 was generally safe and well tolerated in both the Phase 1b/2 and Phase 2 clinical studies. In each study we also performed an analysis of the microbiome using next-generation sequencing technology and microbiological analysis. These studies demonstrated a re-establishment of keystone organisms and a rapid increase in bacterial diversity, which enable the restoration of the microbiome to a healthy state.

SER-109 is formulated as oral capsules for administration after completion of antibiotics. Four capsules of SER-109 is comprised of about 30 million Colony-Forming Units that are delivered in four oral capsules. The spores in SER-109 are intended to germinate in the gastrointestinal tract and compete for the same nutrients required by C. difficile.

Phase 1b/2 clinical study design. The Phase 1b/2 clinical study was a two-part trial designed to evaluate the safety and efficacy of SER-109 in 30 patients with recurrent CDI, defined as three or more occurrences of CDI in the previous 12 months. Part 1 of the study evaluated a single dose of SER-109 administered orally in 30 capsules over two days, with the dose derived from approximately 75 grams of stool. Part 2 of the study evaluated a single dose of SER-109 administered orally in a range of one to 7 capsules over one day. The target dose in Part 2 was 1x108 spores per dose, which was approximately 17-fold lower than the mean dose in Part 1.

Cohort	Mean Dose (spore units)	Male/Female	Age Median (Range)	Number of CDI Recurrences in Prior 12 months Median (Range)
1	1.7x10[9]	5 / 10	71 years (22 – 88)	3 (2 – 6)
2	1.0x10[8]	5 / 10	58 years (39 – 83)	3 (2 – 5)

Phase 1b/2 clinical study results.  The primary efficacy measure was the absence of CDI (defined in this study as more than three unformed bowel movements in a 24-hour period with laboratory confirmation of a positive C. difficile stool test) during the eight weeks after initiating therapy. Twenty-six of 30 patients, or 87% of patients, in the Phase 1b/2 clinical study achieved the primary efficacy endpoint, consisting of 13 patients in each of Part 1 and Part 2 of the study. Among the 26 patients was one patient who experienced an initial recurrence on Day 26 and was re-treated, per protocol, with a dose from the same donor. Following re-treatment, this patient also achieved the primary efficacy endpoint. Of the patients who did not meet the primary efficacy endpoint, one had a recurrence of CDI on Day 5 and did not receive a second treatment with SER-109 and the three other patients were determined by their attending investigator to be recovering from their diarrheal episode by the time they submitted their stool sample for CDI testing. The three patients were determined to be clinically CDI free at eight weeks. As a result, the clinical cure rate for the study, which we defined as the absence of CDI requiring antibiotic treatment during the eight-week period after SER-109 dosing, was 97%, or 29 of 30 patients.

The primary safety measures were an evaluation of adverse events, laboratory values, vital signs and physical examination findings prior to and after dosing with SER-109 over a 24-week time period. In Part 1 of the study, 80% of the patients experienced at least one adverse event, all of which were treatment emergent adverse events, or TEAEs. A TEAE was defined as an adverse event that started or worsened at or during the time of or after the date of the first dose of SER-109 through the final follow-up visit. Five, or 33%, of the patients were judged by the investigator to have a TEAE attributable to SER-109 and all were mild or moderate. In Part 2, 100% of the patients experienced at least one adverse event, all of which were TEAEs. Nine, or 60%, of the patients were judged by the investigator to have a TEAE attributable to SER-109 and all were mild or moderate. The most common adverse events were gastrointestinal disorders and diarrhea. The majority of TEAEs were mild in severity and consistent with post-antibiotic recovery from CDI. One patient in Part 2 had a severe adverse event of chest pain, which was not considered related to SER-109. Two patients each in Part 1 and Part 2 had more than one serious adverse event, none of which was considered related to SER-109. There were no deaths in Part 1 or Part 2.

Phase 2 clinical study design. The Phase 2 clinical study was a randomized, double-blinded, placebo-controlled, parallel-group two arm trial that enrolled a total of 89 patients with a history of multiply-recurrent CDI, defined as 3 or more CDI episodes within 9 months. The Phase 2 clinical study enrolled 89 subjects with multiply recurrent CDI, in a randomized, double-blind, placebo-controlled 24-week study conducted to evaluate the safety and efficacy of SER-109. Subjects were randomized at a 2:1 ratio with 59 subjects receiving SER-109 and 30 subjects receiving placebo. SER-109 was administered orally as a single dose of 1x108 bacterial spores, following the completion of antibiotic treatment for CDI. The study was conducted at 36 centers across the United States. The primary endpoint was the absence of recurrence of C. difficile positive diarrhea requiring antibiotic treatment up to 8 weeks following treatment with SER-109 or placebo.

Phase 2 clinical study results. The predefined study primary efficacy endpoint was the relative risk of CDI recurrence up to 8 weeks after treatment with SER-109 compared to treatment with placebo.  CDI recurrence was defined as diarrhea for 2 or more consecutive days, a positive CDI test, and the requirement for antibiotic treatment. Based on 8-week data, CDI recurrence occurred in 44% of subjects (26 of 59) who received SER-109, compared to 53% of subjects (16 of 30) who received placebo. The relative risk of CDI recurrence for the placebo population compared to the SER-109 population was not statistically significant. As part of the prespecified design, subjects were stratified into two groups: less than 65 years old and 65 years old and older . In subjects less than 65 years old, CDI recurrence occurred in 43% of subjects who received SER-109 (12 of 28) and in 27% of subjects who received placebo (4 of 15). In subjects 65 years and older, CDI recurrence occurred in 45% of subjects who received SER-109 (14 of 31), and in 80% of those who received placebo (12 of 15).

The most commonly reported adverse events in both the SER-109 and placebo arms were in the gastrointestinal category, and were diarrhea (25% vs 14%), abdominal pain (22% vs 14%), flatulence (12% vs 3%), and nausea (10% vs 10%), for SER-109 and Placebo, respectively. No drug-related serious adverse events were observed. The SER-109 analyses were recently shared with the FDA. Based on feedback received from the FDA, we plan to initiate a new Phase 2 SER-109 clinical study in approximately 320 patients with multiply recurrent C. difficile infection. Study participants will be randomized 1:1 between SER-109 and placebo and will receive a dose that is approximately 10-fold higher than in the first Phase 2, administered over three consecutive days. Diagnosis of C. difficile infection for both study entry and for endpoint analysis will be confirmed by C. difficile cytotoxin assay, compared to the first Phase 2, where most patients were diagnosed by PCR. The new study will evaluate patients for 24 weeks and the primary endpoint will compare the C. difficile recurrence rate in subjects who receive SER-109 verses placebo at up to eight weeks after dosing. The FDA has agreed that this new trial may qualify as a pivotal study with achievement of a persuasive clinical effect and addressing FDA requirements, including clinical and statistical factors, an adequately sized safety database, and certain CMC parameters.

Based on the eight-week data, we did not observe any difference in the adverse event frequency or type in the subjects receiving SER-109 compared to those receiving placebo. The most commonly reported adverse events in both the SER-109 and placebo arms were in the gastrointestinal category. The most common adverse events reported in the SER-109 arm were diarrhea, abdominal pain and flatulence. No drug-related serious adverse events were observed.

Analysis of Phase 1b/2 and Phase 2 clinical study results. In our Phase 2 clinical study, the study’s primary endpoint of reducing the relative risk of CDI recurrence at up to 8 weeks after treatment was not achieved. In order to understand the difference in outcome between Phase 1b/2 and Phase 2 clinical studies, we conducted an analysis of the available clinical, microbiome and CMC data. This root-cause investigation looked at the clinical trial population, study conduct, and diagnostic testing used for study inclusion and endpoint analysis, assessed clinical specimens for genomic and metabolomic biomarkers that might give insight into SER-109 efficacy and potency, reviewed manufacturing procedures and processes, performed retrospective analysis using high-resolution whole metagenomics sequencing of Phase 1b/2 clinical study stool samples, and reviewed analytical methods, that may have differed between the Phase 1b/2 and Phase 2 clinical studies. We have now identified key factors that we believe contributed to the Phase 2 clinical study results, including issues related to both the accurate diagnosis of C. difficile recurrent infection, and potential suboptimal dosing of certain subjects in the trial.

The key factors include:

•	The diagnostic test for entry may not have differentiated subjects with active CDI disease from those with other disease but who had C. difficile carriage (e.g., irritable bowel syndrome)
•	The diagnostic test for CDI recurrence during the study (the primary endpoint) overestimated recurrences, as PCR was the most common test performed
•

The difference in recurrence rates by age in the placebo arm was confounded by the small number of placebo subjects (30) and the likely inclusion of subjects with irritable bowel syndrome rather than recurrent CDI, or RCDI

•

The safety profile of SER-109, which includes diarrhea in the first week following dosing, led to SER-109 subjects presenting for evaluation of recurrence at a time when they were likely to be colonized with C. difficile leading to mistaken diagnosis of RCDI

•

The dose and dosing regimen used in the study may not have been optimal in the Phase 2 clinical study based upon an assessment of the microbiome response, which was less robust then that observed in a retrospective analysis of the Phase 1b/2 clinical study subjects (a dose range of 700-fold).

We performed an analysis of the microbiome of our Phase 2 clinical study and a reanalysis of our Phase 1b/2 clinical study using whole metagenomics shotgun sequencing and microbiological analysis to evaluate long-term changes in the microbiome, including the restoration of bacterial diversity in the colon of patients. This demonstrated a rapid increase in bacterial diversity and a restructuring of the microbiome towards a healthy state. Upon introduction, SER-109 appears to engraft its bacterial species into the microbiome, with some of these species persisting in the patient’s gastrointestinal tract for at least 24 weeks after dosing. In addition, in some patients we noted the repopulation of organisms that were not in SER-109 and had not been detected in the patient prior to treatment. We believe this phenomenon, which we refer to as augmentation, is an important element for restoration of bacterial diversity and repair of dysbiosis. We did not observe any dose-dependent effect on engraftment, augmentation, or the clinical resolution of CDI in the Phase 1b/2 clinical study.

The SER-109 analyses were recently shared with the FDA, and based on feedback received from the FDA, we plan to initiate a new Phase 2 SER-109 clinical study in approximately 320 patients with multiply recurrent C. difficile infection. Study participants will be randomized 1:1 between SER-109 and placebo and will receive a dose that is approximately 10-fold higher than in the first Phase 2, administered over three consecutive days. The FDA has agreed that this new trial may qualify as a pivotal study with achievement of a persuasive clinical effect and addressing FDA requirements, including clinical and statistical factors, an adequately sized safety database, and certain CMC parameters.

Manufacturing.  SER-109 is a purified ecology of spores produced through a process of extraction from a natural human stool source, obtained from qualified, highly screened donors. The donor raw material is collected in a controlled setting, under a protocol that ensures that donors meet appropriate qualification criteria.

Donors are required to be in good health, and to possess a medical history that minimizes the risk of exposure to and transmission of an infectious disease. Donors are tested for infectious agents and screened for gastrointestinal and other health factors. After initial qualification, the donor is eligible to donate for a defined period of time. Donors are monitored for health status changes during the donation period. At the end of the donation period, the qualification assessment is repeated to help ensure the donor has maintained their health status. After successful completion of an exit screening, donations are released for use in manufacturing.

We initially process the donor material in our Cambridge manufacturing facility, and then transfer the process intermediate to a contract manufacturing organization, or CMO, to isolate and concentrate SER-109 for finishing to the oral capsule dosage form. The purified drug substance is tested for identity, potency and purity, and subsequently formulated into drug product where it is again tested for identity, potency, purity, and pharmaceutical properties in our Cambridge facility. The final drug product dosage form is four hard capsules for oral administration. Steps are specifically built into the process to remove and kill non-spore microbes. We have conducted validation studies demonstrating the ability of the process to inactivate and clear hypothetical extraneous pathogens of concern, and we believe we have sufficient data from these studies to support ongoing and proposed clinical trials.

Raw materials, intermediates, drug substance and drug product are tested using cGMP assays developed with our know-how to assess the key quality attributes of identity, potency and purity of the product.  Identity testing has been developed to assure the presence of specific live spore forms in the product. Potency assays assure the intended dose of spores, and assess stability of the spores during storage.  Stability of the dosage form is also confirmed. Proprietary microbiological purity assays have been developed to enable testing for microbial contaminants in the presence of the live spore product.

We believe we can address market demand with a relatively small-scale manufacturing process. If approved, we anticipate that we will be able to produce a sufficient commercial supply of SER-109 to meet estimated demand in the United States using donations from a modest number of donors.

SER-262

We are developing SER-262, which is a synthetic fermented, multi-strain Ecobiotic microbiome therapeutic intended to be used following antibiotic treatment of primary CDI to prevent an initial recurrence of CDI. We have designed SER-262 to increase and improve diversity in the colonic microbiome after antibiotics treatment of primary CDI. The results of our Phase 1b/2 clinical study of SER-109 provided multiple insights in designing the spore ecology used in SER-262, which consists of a subset of bacteria found in SER-109. Pre-clinical studies of SER-262 have demonstrated efficacy in mouse models of CDI similar to those observed in pre-clinical studies of SER-109.

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

The result of testing in a pre-clinical mouse model of CDI are depicted in the diagrams below.

We filed an IND to initiate clinical trials with SER-262 in May 2016. The Phase 1b clinical study, a randomized, placebo controlled dose escalation study was initiated in July 2016. The study is expected to enroll up to 60 patients who have experienced a first episode of CDI. The primary endpoints of the study will be to evaluate the safety and tolerability of SER-262 in subjects with primary CDI and to compare the CDI recurrence rate between the SER-262 and placebo groups up to 8 weeks after treatment. Top-line data from the SER-262 Phase 1b clinical study is expected in the second half of 2017.

SER-262 represents the continued evolution of our platform and capabilities, validating our ability to extend our technology to new indications. SER-262, unlike SER-109, is made in bacterial fermenters and in a rational in vitro design similar to a fixed dose combination of small or large molecules. We intend to use this approach going forward for future Ecobiotic microbiome therapeutics, which may eliminate the need for ongoing human donors in the CMC process. There are several advantages to using a synthetic approach to developing microbiome therapeutics. Synthetically derived product candidates can be manufactured in a reliable and reproducible manner, with extremely well-defined characteristics.  Based on our metagenomics expertise, proprietary in silico algorithms, extensive proprietary bacterial library, and advanced manufacturing capabilities, we believe we can design synthetically produced microbiome therapeutic candidates for specific target indications.  We believe , our capabilities provide us with a competitive advantage in developing synthetically produced microbiome therapies.

Manufacturing. To manufacture SER-262, bacterial components for formulation are fermented and purified as spores. The bacteria originate from cell banks that have been manufactured starting from proprietary research strain banks. Research strain banks have been made by clonal isolation and multiple rounds of streaking for purity from stool originating from healthy, medically screened donors, followed by banking and testing for identity and purity. The strains are cultured in controlled fermentations to meet clinical study needs. cGMP material has been produced for the SER-262 Phase 1b clinical study. cGMP drug product processing is similar to SER-109 for initial proof-of-concept clinical trial materials, with the addition of a blending step to combine the individually fermented drug substances. Drug substance and drug product are tested for identity, purity, and potency, and the material is placed on stability studies to support clinical storage and use.  Optimization of the fermentation and purification processes, and the dosage form are ongoing to refine manufacturing processes for future studies and commercial needs.

SER-287

Recently published third-party research reported changes in the microbiome in a cohort of patients with IBD, including UC, compared to healthy individuals. The changes include higher levels of Enterobacteriaceae and lower levels of Clostridiales. The changes in these organisms are a form of dysbiosis, and we believe that if we can repopulate keystone organisms and functional pathways we could restore the microbiome thereby treating UC. UC is a serious chronic condition affecting approximately 700,000 individuals in the United States. The disease results in inflammation of the colon and rectum and can result in debilitating symptoms, including abdominal pain, bowel urgency and diarrhea.

Based on this research and our experience with SER-109, we believe that we can use a complex spore ecology to restore the underlying dysbiosis of UC. SER-109 is comprised of organisms in the class of Clostridiales, which engraft after treatment with SER-109. SER-109 has also been shown to reduce the colonization of Enterobacteriaceae in CDI patients.

We initiated our Phase 1b clinical study in December 2015 and are enrolling subjects with mild-to-moderate UC to evaluate the safety and efficacy of SER-287 added to standard of care treatment. The primary endpoints of the study are to evaluate the safety and tolerability of SER-287, compare the change in the microbiome composition versus placebo and determine engraftment of SER-287 bacteria following SER-287 treatment. The study will also evaluate clinical response, complete remission, and endoscopic improvement, as well as metabolomic and immunological findings. Top-line data from the SER-287 Phase 1b clinical study is expected in the second half of 2017.

Phase 1b clinical study design.

The broad objectives of the SER-287 Phase 1b clinical study are to determine the safety and tolerability of SER-287, and microbiome dynamics, in patients with active mild-to-moderate UC.

The Phase 1b clinical study is a multicenter, randomized, double-blind, placebo-controlled multiple dose study utilizing weekly or daily dosing with SER-287. We plan to enroll eligible subjects at approximately 20 sites in the United States. The Phase 1b clinical study is designed to enroll adults 18 years of age and older who have mild-to-moderate UC as defined by a total modified Mayo score between 4 and 10, inclusive, with a modified Mayo endoscopic subscore ≥ 1.

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

The secondary objectives of the study are to determine the proportion of subjects in each of the treatment arms who at eight weeks post-initiation of treatment achieve a clinical response, complete remission, and endoscopic improvement; to assess changes in serum and fecal biomarkers from baseline throughout treatment; to determine the complement of metabolic pathways; and to compare the changes in exploratory biomarkers from mucosal biopsies and stool in each of the treatment arms from baseline through eight weeks.

This study will provide a safety profile of SER-287 compared to placebo for the UC population, describe the changes in the microbiome as a result of treatment with SER-287 and provide potential predictive biomarkers for future studies. UC is characterized by a decrease in microbial diversity and richness, with a lower prevalence of spore-forming organisms within the phylum Firmicutes. Preliminary data using FMT suggest that microbial interventions can affect clinical outcomes in UC, and this study will evaluate whether the ecology of bacterial spores in SER-287 can correct the dysbiosis in UC, increase microbial diversity and safely lead to a clinical response in UC patients with mild-to-moderate disease.

SER-301

We are designing and developing SER-301, a synthetic Ecobiotic microbiome therapeutic candidate for the treatment of IBD.  The design is being driven by insights from successful fecal microbiota transplants for UC conducted by our academic collaborators and will leverage microbiome and metabolomic data gained from the ongoing Phase 1b study of SER-287.  The SER-301 program also benefits from what we have and will learn about synthetic Ecobiotic microbiome therapeutic development in our SER-262 program.

SER-155

We have an active pre-clinical program to discover and develop Ecobiotic microbiome therapeutics for other infectious diseases. The Phase 1b/2 clinical study of SER-109 provided initial evidence suggesting that Ecobiotic microbiome therapeutics have the potential to eliminate colonization by potential microbial pathogens, such as VRE and Gram-negative Enterobacteriaceae, such as Klebsiella, Morganella and Proteus.  These may be present at low levels in the healthy colon, and like C. difficile, can overgrow after antibiotic use. Enterobacteriaceae can include multidrug resistant organisms, or MDROs, that represent significant public health concerns. For example, carbapenem resistant Enterobacteriaceae, or CRE, is a significant problem in the United States and has been identified as an urgent priority by the CDC. VRE, CRE and other MDROs colonize the gastrointestinal tract after antibiotic use and can spread through contact with patients and healthcare workers both in institutional and in community settings.

We are currently designing and developing SER-155, an Ecobiotic microbiome therapeutic that may have activity against Gram-positive and Gram-negative enteric bacterial pathogens. We expect to develop SER-155 for the prevention of transplant-related mortality in allo-HSCT recipients due to GvHD and infection.  The selection of the patient population will be based on pre-clinical data, and the assessment of our clinical development plan, regulatory path and market opportunities. We plan to conduct studies in animal models as well as conduct further in vitro characterization of individual strains, in order to define and nominate a composition for clinical development.

Research and Development

A significant portion of our operating expenses consists of research and development activities related to SER-109, SER-262, SER-287, SER-155, SER-301 and the development of new Ecobiotic microbiome therapeutic product candidates. For the years ended December 31, 2016, 2015, and 2014, our research and development expense was $83.2 million, $38.1 million, and $10.7 million, respectively. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition─Operating Expenses─Research and Development Expenses” for more information.

Sales and Marketing

In January 2016, we hired Wael Hashad as Chief Commercial Officer and Executive Vice President. Mr. Hashad is responsible for all activities related to the anticipated commercialization of our products in development. If SER-109 is approved in the United States, we plan to commercialize it with our own focused specialty sales force. We believe we can effectively commercialize SER-109 with a commercial team of 100 or fewer sales representatives that will target gastrointestinal and infectious disease physicians, which are the two primary groups of physicians who treat multiply recurrent CDI patients.

In January 2016, we entered into an agreement with NHS for the development and commercialization outside of the United States and Canada of our product candidates in development for CDI and IBD, including UC and Crohn’s disease. The agreement will support the development of our portfolio of products for CDI and IBD in markets outside of the United States and Canada and provide financial support for our ongoing research and development.

Manufacturing

The production of live bacterial products is highly specialized. Owing to their hardiness and environmental persistence, production of spore-forming organisms poses unique considerations for product, personnel, and facility protection. Manufacturing activities with spores are subject to specialized regulations. We expect that a typical commercial fermentation will yield on the order of hundreds or thousands of doses per liter depending on the product and its composition. Additionally, because a given total dose is split between several strains, the per-strain requirements for production may be even lower. As a result, we believe the high productivity relative to the dose level will enable production scales for both clinical and commercial supply to be modest.

We have developed supply chains for producing and testing materials to ensure the availability of future clinical trial supplies. Our development processes are designed to ensure that the raw materials, process technologies and analytical tests we use are scalable and transferable to a cGMP manufacturing environment. These include the following core elements:

•

Fermentation. We are using microscale screening to optimize culture of the bacterial strains of interest in our current and foreseeable product candidates. These screens can identify the fermentation platform that is best-suited for optimization and scale- up of the strains. Small-scale fermentation systems (0.1 L to 50 L) enable the optimization of a wide variety of culture conditions and have been demonstrated to be scalable to larger fermentation processes and enable technology transfer to clinical and final manufacturing sites. We employ platform fermentation processes as starting points for cGMP production processes, and develop strain specific processes as required. To develop master cell banks, working cell banks, and bulk drug substance for commercial product, we are using bacterial strains originating from a unique research cell bank precursor, so we expect the research cell banks and final drug product should be genetically and physiologically similar.

•

Purification. Similar to fermentation, we believe small-scale purification operations are available for assessing large-scale cGMP manufacturing of live cells, and to quickly assess downstream process yield, quality and robustness.  For our oral products, purification is typically less complex than for parenteral biologics such as monoclonal antibodies that must purify away very similar components from the culturing process.  Separation of viable microbes from soluble fermentation broth components is typically much simpler.

•

Formulation. Our Ecobiotic microbiome therapeutics are combinations of live bacteria and can be administered by a number of methods and by different routes. The primary goal in developing a formulation is to deliver live bacteria to the intended location in a condition where they are able to replicate and correct dysbiosis. Formulation development generally uses approved excipients and preservatives, and will include screening of liquid, solid, and suspension formulations to maximize the opportunity for extended stability with minimal cold-chain requirements.  Dosage forms for oral products may be capsules, tablets, sachets, or liquid containers.

•

Analytical. We are addressing quality control requirements for our Ecobiotic microbiome therapeutics using proprietary microbiological, chemical, biochemical, and molecular sequence-based testing schemes. We have available and are further developing quality control and in-process analytical tools that can quantitatively measure the composition of spore, vegetative microbe and spore/vegetative combinations, which we believe enable a wide variety of drug products to be manufactured. Throughout the bioprocess and formulation development platform we use and will expand on high- throughput quantitative analytics to assess the identity, potency and purity of the final product.

We currently have two manufacturing facilities internal to Seres; a small-scale 7,000 ft2 unit at our Kendall Square location in Cambridge, Massachusetts, where we conduct cGMP manufacture of Ecobiotic therapeutic candidates to support drug substance and drug product for early phase and small-scale clinical supplies, and a larger 10,000 ft2 cGMP manufacturing facility at our headquarters, with the ability to perform both drug substance and drug product manufacturing for early and late-phase clinical development and at larger scales of operation. We may establish further manufacturing facilities that will serve late-phase clinical and commercial supply for our product candidates. We may do this by expanding our current and planned facilities, or by purchasing or building additional facilities.

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

Our patent portfolio includes patent applications in the early stages of prosecution and seven issued U.S. patents. For our pending Patent Cooperation, or PCT, applications, we anticipate determining, in advance of the applicable deadlines, whether to pursue these applications and if so will pursue them in the United States and selected ex-U.S. jurisdictions. We believe that issued claims will provide protection for SER-109, SER-262, SER-287 and SER-155.

Our patent estate leverages both offensive and defensive strategies. As of March 8, 2017, we owned a total of sixteen patent application families that include Patent Cooperation Treaty, or PCT, applications and/or U.S. patent applications and ex-US patent applications. Some of these families are briefly described below. Five of the patent application families that include only U.S. provisional applications that will not themselves be examined and for which the deadline to file PCT applications and/or U.S. non-provisional applications have not yet expired. Issued patents and pending patent applications as of March 8, 2017 in six of the patent application families in our portfolio are described briefly below. We expect to pursue additional applications in these families over time.

•

A family related to binary combinations of microbes that includes the following issued and pending applications: (i) an issued U.S. patent, which claims therapeutic compositions that include selected binary combinations of microbes; (ii) two issued U.S. patents, which claim methods of using such compositions to treat or prevent CDI; (iii) a continuation U.S. patent application and (iv) national stage applications based on the PCT application in 14 ex-U.S. jurisdictions. Patents issuing from or based on these applications, if any, are expected to expire in 2033, assuming all required maintenance fees are paid and absent any applicable patent term extension or patent term adjustment. We expect this patent application family to provide patent protection for SER-109, SER-262, SER-287 and SER-155.

•

A family related to combinations of bacterial spores that includes the following issued and pending applications: (i) three issued U.S. patents that claim certain methods of treatment of gastrointestinal diseases, including Crohn’s disease and colitis, using combinations of bacterial spores and (ii) one issued U.S. patent that claims compositions and a pending continuation application and (iii) national stage applications based on the PCT application in 12 ex-U.S. jurisdictions claiming similar methods, as well as related compositions. Patents issuing from or based on these applications, if any, are expected to expire in 2034, assuming all required maintenance fees are paid and absent any applicable patent term extension or patent term adjustment. We expect this patent application family to provide patent protection for SER-109, SER-262, SER-287 and SER-155.

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

•

A family that includes pending national stage applications in the U.S. and six ex-U.S. jurisdictions, related to methods of restructuring of a host microbiome using microbial populations identified using our network-based discovery platforms. Patents based on these applications, if granted, are expected to expire in 2034, assuming all required maintenance fees are paid, and absent any applicable patent term extension or patent term adjustment.

•

A family that includes pending national stage applications in the U.S. and ten ex-U.S. jurisdictions related to compositions of matter and methods of treating disorders with compositions that include, for example, ternary combinations of microbes. Patents based on this application, if granted, are expected to expire in 2034, assuming all required maintenance fees are paid and absent any applicable patent term extension or patent term adjustment.

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

The key competitive factors affecting the success of SER-109, SER-287, SER-262, SER-301 and SER-155 and any other product candidates that we develop, if approved, are likely to be their efficacy, safety, convenience, price, the level of competition and the availability of reimbursement from government and other third-party payors.

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

Although most clinical research performed in the United States in support of a BLA must be authorized in advance by the FDA, under the IND regulations and procedures described above, there are certain circumstances under which clinical trials can be conducted without submission of an IND. For example, a sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. Similarly, the FDA may exercise enforcement discretion to permit sponsors to conduct certain types of clinical investigations without an IND. Pursuant to the FDA guidance document “Enforcement Policy Regarding Investigational New Drug Requirements for Use of Fecal Microbiota for Transplantation to Treat Clostridium difficile Infection Not Responsive to Standard Therapies” (July 2013), the FDA announced its intention to exercise enforcement discretion and not apply the IND requirements for the use of FMT to treat CDI not responsive to standard therapies, provided that the treating physician obtains adequate informed consent from the patient or his or her legally authorized representative for the use of FMT products. In March 2014, the FDA issued a draft guidance document to clarify its Enforcement Policy in the July 2013 guidance.  In the March 2014 draft guidance, the FDA noted that since the issuance of its Enforcement Policy in July 2013, it has continued to review its policies in this area and it intends to continue to exercise enforcement discretion in more narrow circumstances than previously identified.  Specifically, the March 2014 draft guidance indicated the FDA’s intent to limit enforcement discretion in circumstances where the licensed health care professional treating the patient obtains adequate informed consent from the patient or his or her legally authorized representative for the use of FMT products; the FMT product is obtained from a donor known to either the patient or the licensed health care provider; and the stool donor and stool are qualified by screening and testing performed under the discretion of the licensed health care provider for the purposes of providing the FMT product.  Following receipt of public comments on the March 2014 draft guidance proposing to modify the July 2013 Enforcement Policy, the FDA issued a new draft guidance in March 2016 announcing its intention to further modify its approach to enforcement discretion for INDs for the use of FMT products.  In this draft guidance, the FDA indicated that it intends to continue to exercise enforcement discretion, provided that the licensed health care professional treating the patient obtains adequate informed consent for use of the FMT product; the FMT product is not obtained from a stool bank; and the stool donor and stool are qualified by screening and testing performed under the direction of the licensed health care provider for purposes of providing the FMT product to treat his or her patient.   The FDA further clarified in the March 2016 that, when finalized, the policy would supersede the final Enforcement Policy espoused in the July 2013 Guidance.  However, to date, the FDA has not finalized the March 2014 draft guidance.  The FDA provided confirmation to us that it intended to exercise enforcement discretion with respect to our Phase 1b/2 clinical study of SER-109, and accordingly, we did not conduct this trial under an IND. However, we have conducted and will continue to conduct all subsequent clinical studies of SER-109 under an IND.

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

Any product submitted to the FDA for approval, including a product with Fast Track or Breakthrough Therapy designation, may also be eligible for additional FDA programs intended to expedite the review process, including Priority Review designation and accelerated approval. A product is eligible for Priority Review if it has the potential to provide a significant improvement in safety or effectiveness in the treatment, diagnosis or prevention of a serious disease or condition. The FDA aims to review applications for new products designated for priority review within six months, compared to ten months under standard review. Additionally, products are eligible for accelerated approval if they can be shown to have an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality which is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Accelerated approval is usually contingent on a sponsor’s agreement to conduct additional post-approval studies to verify and describe the product’s clinical benefit. In addition, the FDA currently requires, as a condition for accelerated approval, pre-approval of all promotional materials intended for dissemination or publication within 120 days following marketing approval, which could adversely impact the timing of commercial launch of the product.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity during which the FDA may not approve any other applications to market the same therapeutic agent for the same indication, except in limited circumstances, such as a subsequent product’s showing of clinical superiority over the product with orphan exclusivity or where the original applicant cannot produce sufficient quantities of product. Competitors, however, may receive approval of different therapeutic agents for the indication for which the orphan product has exclusivity or obtain approval for the same therapeutic agent for a different indication than that for which the orphan product has exclusivity. Orphan product exclusivity could block the approval of one of our products for seven years if a competitor obtains approval for the same therapeutic agent for the same indication before we do, unless we are able to demonstrate that our product is clinically superior. Further, if a designated orphan product receives marketing approval for an indication broader than the rare disease or condition for which it received orphan designation, it may not be entitled to orphan exclusivity.

In August 2015, the FDA granted orphan drug designation to SER-109 for the treatment of recurrent CDI.

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

The criteria for designating an “orphan medicinal product” in the EEA are similar in principle to those in the United States. In the EEA a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition.  Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten year orphan market exclusivity period, no marketing authorization application shall be accepted and no marketing authorization shall be granted for a similar medicinal product for the same indication. An orphan product can also obtain an additional two years of market exclusivity in the EU for pediatric studies.  The ten year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant consents to a second orphan medicinal product application; or (iii) the applicant cannot supply enough orphan medicinal product.

Other Healthcare Laws

In addition to FDA restrictions on marketing of pharmaceutical and biological products, other healthcare regulatory laws restrict business practices in the biotechnology industry, which include, but are not limited to, anti-kickback, false claims, physician payment and pricing transparency and data privacy and security laws. The federal Anti-Kickback Statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal healthcare programs. Remuneration has been broadly interpreted to include anything of value, including cash, improper discounts and free or reduced price items and services. The government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on sham research or consulting and other financial arrangements with physicians. Further, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act (discussed below). Many states have similar laws that apply to their state healthcare programs as well as private payors.

The federal false claims and civil monetary penalties laws, including the False Claims Act, or FCA, impose liability on persons who, among other things, knowingly present or cause to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government, knowingly make, use, or cause to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or knowingly make a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. Actions under the FCA may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the FCA can result in significant monetary penalties and treble damages. The federal government is using the FCA, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi–billion dollar settlements under the FCA in addition to individual criminal convictions under applicable criminal statutes. In addition, companies have been forced to implement extensive corrective action plans, and have often become subject to consent decrees or corporate integrity agreements, severely restricting the manner in which they conduct their business. Given the significant size of actual and potential settlements, it is expected that the government authorities will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

The Federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act, among other things, imposed new reporting requirements through the Physician Payments Sunshine Act on certain drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug must submit reports by the 90th day of each subsequent calendar year. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technologyfor Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts.

To the extent that any of our product candidates, once approved, are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals.

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

The containment of healthcare costs also has become a priority of federal and state governments and the prices of pharmaceutical and biological products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results.

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

By way of example, in March 2010, the Affordable Care Act was signed into law, which, among other things, includes changes to the coverage and payment for pharmaceutical and biological products under government health care programs. Among other things, the Affordable Care Act:

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

There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future, particularly in light of the new Presidential administration and U.S. Congress.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical and biological products. Adoption of other new legislation at the federal or state level could further limit reimbursement for pharmaceuticals, including our product candidates if approved.

Employees

As of December 31, 2016, we had 127 full-time permanent employees. 31 employees work in administration and operations and 96 work in research and development.

Our Corporate Information

We were incorporated in the State of Delaware in 2010 under the name Newco LS21, Inc. In October 2011, we changed our name to Seres Health, Inc., and in May 2015, we changed our name to Seres Therapeutics, Inc. Our principal executive offices are located at 200 Sidney Street, Cambridge, Massachusetts 02139 and our telephone number is (617) 945-9626. Our website address is www.serestherapeutics.com. The information contained in, or accessible through, our website does not constitute a part of this annual report on Form 10-K.

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, accordingly, file reports, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information can be read and copied at the public reference facilities maintained by the Securities and Exchange Commission at the Public Reference Room, 100 F Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a web site (http://www.sec.gov) that contains material regarding issuers that file electronically, such as ourselves, with the Securities and Exchange Commission.

We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Item 1A. Risk Factors

Our business faces significant risks and uncertainties. Accordingly, in evaluating our business, you should carefully consider the risk factors discussed below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Results of Operations and Financial Condition.” The occurrence of any of the events or developments described below or elsewhere in this report could harm our business, financial condition, results of operations or growth prospects.

Risks Related to Our Financial Position and Need for Additional Capital

We are a development-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $91.6 million for the year ended December 31, 2016, $54.8 million for the year ended December 31, 2015, and $16.7 million for the year ended December 31, 2014. As of December 31, 2016, we had an accumulated deficit of $174.2 million. To date, we have financed our operations through the initial public offering of our common stock, private placements of our preferred stock, milestone payments under the licensing agreement with Nestec, Ltd., and the issuance of convertible promissory notes and borrowings under a loan and security agreement with Comerica Bank, or the loan and security agreement. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting pre-clinical studies and clinical trials. We are in the early stages of development of our product candidates, which we call Ecobiotic microbiome therapeutics, and we have not completed development of any Ecobiotic microbiome therapeutics or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future.  We anticipate that our expenses may increase substantially as we:

•	continue the clinical development of SER-109, our lead product candidate; based on feedback received from the FDA, we plan to initiate a new Phase 2 SER-109 clinical study;
•	conduct our Phase 1b clinical studies of SER-287 and SER-262;
•	continue the research and development of our other product candidates, including completing pre-clinical studies and commencing clinical trials for SER-301 and SER-155;
•	seek to enhance our microbiome therapeutics platform and discover and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
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

Our expenses may increase in connection with our ongoing activities, particularly as we continue the clinical development of SER-109, including with a potential redesigned Phase 2 clinical study, and conduct our Phase 1b clinical studies of SER-287 and SER-262, and continue to research, develop and initiate clinical trials of SER-301 and SER-155 and our other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We continue to expect that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements through 2018. This estimate excludes net cash flows from future business development activities. In addition, the specifics of future SER-109 related activities could impact capital requirements and cash projections. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	our potential, redesigned Phase 2 clinical study of SER-109;
•	the progress and results of our Phase 1b clinical study of SER-287;
•	the progress and results of our Phase 1b clinical study of SER-262;
•	the cost of manufacturing clinical supplies of our product candidates;
•	the scope, progress, results and costs of pre-clinical development, laboratory testing and clinical trials for our other product candidates, including SER-301 and SER-155;
•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	the effect of competing technological and market developments; and
•	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.

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

Since our inception in October 2010, we have devoted substantially all of our resources to developing SER-109, SER-262, SER-287, SER-301, and SER-155, building our intellectual property portfolio, developing our supply chain, planning our business, raising capital and providing general and administrative support for these operations. All but three of our product candidates, SER-109, SER-262, and SER-287, are still in pre-clinical development. We have completed our Phase 1b/2 and Phase 2 clinical studies of SER-109, our lead product candidate, but have not completed any other clinical trials for this or any other product candidate. In our Phase 2 clinical study of SER-109, the primary endpoint of reducing the relative risk of CDI recurrence at up to 8-weeks after treatment was not achieved and we are in discussions with the FDA regarding a potential new, redesigned Phase 2 clinical study of SER-109, taking into account the analysis of our prior Phase 2 clinical study. We have not yet demonstrated our ability to successfully complete any Phase 2 clinical study or any Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

For example, on July 29, 2016, we announced the interim eight-week results from our SER-109 Phase 2 clinical study for the prevention of multiply recurrent CDI. The study’s primary endpoint of reducing the relative risk of CDI recurrence at up to eight weeks after treatment was not achieved. In order to understand the difference in outcome between the Phase 1b/2 and Phase 2 clinical studies for SER-109, we conducted an analysis of the Phase 2 study. Based on feedback received from the FDA, we plan to initiate a new Phase 2 SER-109 clinical study in approximately 320 patients with multiply recurrent C. difficile infection. If we do not successfully develop and commercialize product candidates, such as SER-109, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

Our product candidates are based on microbiome therapeutics, which is an unproven approach to therapeutic intervention.

All of our product candidates are based on microbiome therapy, a therapeutic approach that is designed to treat disease by restoring the function of a dysbiotic microbiome. We have not, nor to our knowledge has any other company, received regulatory approval for a therapeutic based on this approach. We cannot be certain that our approach will lead to the development of approvable or marketable products. In addition, our Ecobiotic microbiome therapeutics may have different effectiveness rates in various indications and in different geographical areas. Finally, the FDA or other regulatory agencies may lack experience in evaluating the safety and efficacy of products based on microbiome therapeutics, which could result in a longer than expected regulatory review process, increase our expected development costs and delay or prevent commercialization of our product candidates. For example, on July 29, 2016, we announced the interim 8-week results from our SER-109 Phase 2 clinical study for the prevention of multiply recurrent CDI. The study’s primary endpoint of reducing the relative risk of CDI recurrence at up to 8 weeks after treatment was not achieved. Based on feedback received from the FDA, we plan to initiate a new Phase 2 SER-109 clinical study in approximately 320 patients with multiply recurrent C. difficile infection.

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

Based on feedback received from the FDA, we plan to initiate a new Phase 2 SER-109 clinical study in approximately 320 patients with multiply recurrent C. difficile infection. Study participants will be randomized 1:1 between SER-109 and placebo and will receive a dose that is approximately 10-fold higher than in the first Phase 2, administered over three consecutive days. The FDA has agreed that this new trial may qualify as a pivotal study with achievement of a persuasive clinical effect and addressing FDA requirements, including clinical and statistical factors, an adequately sized safety database, and certain CMC parameters. Additional clinical trials or changes in our development plans could cause us to incur significant development costs, delay or prevent the commercialization of SER-109 or otherwise adversely affect our business.

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

We completed our Phase 1b/2 clinical study of SER-109 in 2014, dosed the first patient in a Phase 2 clinical study for this product candidate in May 2015, completed enrollment in May 2016, and announced results in January 2017. Although most clinical research performed in the United States must be authorized in advance by the FDA under its investigational new drug application, or IND, regulations, we did not conduct our Phase 1b/2 clinical study under an IND pursuant to the FDA’s exercise of enforcement discretion with regard to IND requirements for use of fecal microbiota for transplantation to treat CDI not responsive to standard therapies. Although the FDA provided confirmation that it intended to exercise enforcement discretion with respect to our Phase 1b/2 clinical study of SER-109, it stated that continued clinical evaluation of SER-109 will require an IND. In April 2015, the FDA authorized the conduct of our initial Phase 2 clinical study of SER-109 under an IND. We intend to conduct all future clinical studies of SER-109 under this IND. Unlike with SER-109, we expect that the FDA will require an IND before we initiate clinical testing of our other product candidates and may also require us to conduct more extensive pre-clinical tests prior to the start of clinical trials than were required for SER-109. For our other and future product candidates, we initiated or will initiate INDs.

On July 29, 2016, we announced the interim eight-week results from our SER-109 Phase 2 clinical study for the prevention of multiply recurrent CDI. The study’s primary endpoint of reducing the relative risk of CDI recurrence at up to 8-weeks after treatment was not achieved. We are in discussions with the FDA regarding a potential new, redesigned Phase 2 clinical study of SER-109, taking into account the analysis of our prior Phase 2 clinical study.  Based on feedback received from the FDA, we plan to initiate a new Phase 2 SER-109 clinical study in approximately 320 patients with multiply recurrent C. difficile infection. Study participants will be randomized 1:1 between SER-109 and placebo and will receive a dose that is approximately 10-fold higher than in the first Phase 2, administered over three consecutive days. The FDA has agreed that this new trial may qualify as a pivotal study with achievement of a persuasive clinical effect and addressing FDA requirements, including clinical and statistical factors, an adequately sized safety database, and certain CMC parameters. Additional clinical trials or changes in our development plans could cause us to incur significant development costs, delay or prevent the commercialization of SER-109 or otherwise adversely affect our business.

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

Risks Related to our Dependence on Third Parties and Manufacturing

The Collaboration and License Agreement, or the License Agreement, with Nestec Ltd., or NHS, is important to our business. If we or NHS fail to adequately perform under the License Agreement, or if we or NHS terminate the License Agreement, the development and commercialization of our CDI and inflammatory bowel disease, or IBD product candidates, including SER-109, SER-262 and SER-287, would be delayed or terminated and our business would be adversely affected

The License Agreement may be terminated:

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

We may be unable to establish any agreements with third-party manufacturers on acceptable terms or at all. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	failure of third-party manufacturers to comply with regulatory requirements and maintain quality assurance;
•	breach of manufacturing agreements by the third-party manufacturers;
•	failure to manufacture our product according to our specifications;
•	failure to manufacture our product according to our schedule or at all;
•	failure to collect sufficient material from donors for some of our product candidates;
•	misappropriation or disclosure of our proprietary information, including our trade secrets and know-how; and
•	termination or nonrenewal of agreements by third-party manufacturers at times that are costly or inconvenient for us.

Third-party manufacturers may not be able to comply with current good manufacturing processes, or cGMP, regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. The contract manufacturer we rely on to produce SER-109, SER-262 and SER-287 has never produced an FDA-approved therapeutic. If our contract manufacturer is unable to comply with cGMP regulation or if the FDA does not approve their facility upon a pre-approval inspection, our therapeutic candidates may not be approved or may be delayed in obtaining approval. In addition, there are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing our products. Therefore, our product candidates and any future products that we may develop may compete with other products for access to manufacturing facilities. Any failure to gain access to these limited manufacturing facilities could severely impact the clinical development, marketing approval and commercialization of our product candidates.

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

We have no experience manufacturing our product candidates at commercial scale, and, we cannot assure you that we can manufacture our product candidates in compliance with regulations at a cost or in quantities necessary to make them commercially viable.

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

In addition, some of our product candidates require donor material, of which we may not be able to collect sufficient quantities for commercial-scale or other manufacturing.

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

The development and commercialization of new drug and biologic products is highly competitive and is characterized by rapid and substantial technological development and product innovations. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. We are aware of a number of large pharmaceutical and biotechnology companies, as well as smaller, early-stage companies, that are pursuing the development of products, including microbiome therapeutics, for the prevention of CDI and other disease indications we are targeting. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others may be based on entirely different approaches. For example, FMT is a procedure that has resulted in high cure rates for recurrent CDI and our competitors and physicians may continue to seek to standardize and implement this procedure. Potential competitors also include academic institutions, government agencies, not-for-profits, and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. In each of his proposed budgets for fiscal years 2013 through 2015, President Obama proposed to cut this 12-year period of exclusivity down to seven years. He also proposed to prohibit additional periods of exclusivity due to minor changes in product formulations, a practice often referred to as “evergreening.” It is possible that Congress may take these or other measures to reduce or eliminate periods of exclusivity. The BPCIA is complex and only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact is subject to uncertainty. The FDA has issued several guidance documents to date discussing the biosimilar pathway, and the FDA approved the first biosimilar under the BPCIA in March 2015. However, several issues still remain unclear with respect to the FDA’s final implementation of the BPCIA, and such FDA implementation could have a material adverse effect on the future commercial prospects for our product candidates.

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

•

the false claims and civil monetary penalties laws, including the federal False Claims Act, which, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to our business practices, including but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, pricing information or marketing expenditures; and

•

state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental laws and regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval for and commercialize our product candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

In the United States, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the Affordable Care Act, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

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

There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future, particularly in light of the new presidential administration and U.S. Congress. At this time, the full effect that the Affordable Care Act would have on our business remains unclear.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, including hospitals, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain.

We expect that the Affordable Care Act, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates, if approved.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Individual states in the United States have become increasingly aggressive in implementing regulations designed to contain pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

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

Our patent portfolio is in the early stages of prosecution. We currently have six issued U.S. patents. Although we have numerous patent applications pending, substantive prosecution has begun in only a small number of those applications. We cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents or our current patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, we are pursuing claims to therapeutic, binary compositions of certain bacterial populations. Any claims that may issue may provide coverage for such binary compositions and/or their use. However, such claims would not prevent a third party from commercializing alternative compositions that do not include both of the bacterial populations claimed in pending applications, potential applications or patents that have or may issue. There can be no assurance that any such alternative composition will not be equally effective. Further, given that our SER-109 product candidate is a complex composition with some variation from lot-to-lot and that, likewise, third-party compositions may have similar complexity and variability, it is possible that a patent claim may provide coverage for some but not all lots of a product candidate or third-party product. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.

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

The full impact of these decisions is not yet known. For example, in view of these and subsequent court decisions, the USPTO has issued various materials to patent examiners providing guidance for determining the patent eligibility of claims reciting laws of nature, natural phenomena or natural products. Our current product candidates include natural products, therefore, this decision and its interpretation by the courts and the USPTO may impact prosecution, defense and enforcement of our patent portfolio. On March 4, 2014, the USPTO issued a memorandum reflecting the USPTO’s interpretation of the cases related to patent eligibility of natural products.  The March 4, 2014 memorandum was superseded by interim guidance published on December 15, 2014. Additional guidance was published in July 2015 (July 2015 Update: Subject Matter Eligibility) and May 2016 (May 2016 Subject Matter Eligibility Update). The USPTO’s interpretation of the case law and new guidelines for examination may influence, possibly adversely, prosecution and defense of certain types of claims in our portfolio.

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

Filing, prosecuting and defending patents on product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than in the United States, assuming that rights are obtained in the United States and assuming that rights are pursued outside the United States. The statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications. For each of the patent families that we believe provide coverage for our lead product candidates, we decide whether and where to pursue protection outside the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, even if we do elect to pursue patent rights outside the United States, we may not be able to obtain relevant claims and/or we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we are unable to maintain effective internal control over financial reporting, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company or comply with the requirements of the SEC or Section 404. This could result in a restatement of our financial statements, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. Material weaknesses in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

On September 28, 2016, a purported stockholder filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts against us entitled Mariusz Mazurek v. Seres Therapeutics, Inc., et.al. and on February 12, 2017, we received an amended complaint. The lawsuit alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, by making allegedly false and misleading statements and omissions about our clinical trials for our product candidate SER-109 in our public disclosures between June 25, 2015 and July 29, 2016. The lawsuit seeks, among other things, damages in connection with our allegedly inflated stock price between June 25, 2015 and July 29, 2016 as a result of those allegedly false and misleading statements, as well as interest, attorneys’ fees and costs.  We can make no assurances as to the time or resources that will need to be devoted to this lawsuit or its final outcome, or the impact, if any, of this lawsuit or any proceedings on our business, financial condition, results of operations and cash flows.  While we are vigorously defending against all claims asserted, this litigation could result in substantial costs to us and a diversion of our management’s attention and resources, which could harm our business.  In addition, the uncertainty of the pending lawsuit or potential filing of additional lawsuits could lead to more volatility and a reduction in our stock price.

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

Our stock price is likely to be volatile. On July 29, 2016, our stock price declined significantly following an announcement that the interim results of our Phase 2 clinical study of SER-109 indicated that the primary endpoint, reducing the relative risk of CDI recurrence at up to 8 weeks after treatment, was not achieved. Furthermore, the stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders you may not be able to sell their common stock at or above the price they paid for their common stock. The market price for our common stock may be influenced by many factors, including:

•	the success of competitive products or technologies;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	results of clinical trials of our product candidates or those of our competitors;
•	developments related to any future collaborations;
•	regulatory or legal developments in the United States and other countries;
•	development of new product candidates that may address our markets and may make our product candidates less attractive;
•	changes in physician, hospital or healthcare provider practices that may make our product candidates less useful;
•	announcements by us, our collaborators or our competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this “Risk Factors” section.

Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to control or significantly influence all matters submitted to stockholders for approval.

Our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 70% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Approximately 30.5 million shares of our common stock are eligible to be sold into the market, unless held by one of our affiliates, in which case the resale of those securities is subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended, or Rule 144. Moreover, holders of an aggregate of approximately 18.3 million shares of our common stock as of December 31, 2016 have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be the sole source of gain for our stockholders.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Research and Offices

In April 2016, we moved our corporate headquarters to a new facility in Cambridge, Massachusetts, where we lease approximately 83,396 square feet of office, laboratory, and pilot manufacturing space under a lease that expires in November 2023. We also maintain a research and development facility in Cambridge, Massachusetts, where we lease approximately 7,484 square feet of office and laboratory facilities under a lease that expires in April 2020.

Clinical Manufacturing

We currently conduct part of our manufacturing operations in our leased facilities in Cambridge, Massachusetts, which both contain manufacturing facilities for clinical products. We believe our current laboratory facilities and contract relationships are sufficient to meet our current bioprocess development and manufacturing needs.  We expect the new facility at our headquarters represents an important addition to our existing manufacturing network, which will broaden our capabilities in bioprocess development and manufacturing, in particular, the production of synthetic microbiome candidates.  We expect to utilize both of the manufacturing facilities to prepare for commercialization of SER-262, SER-287, SER-301 and SER-155. Product candidates may be brought into the facilities for economies of operation, or may remain external with contract manufacturing organizations, depending on business dynamics and development needs.

We plan to control the production of all products under current good manufacturing practices by making strategic investments in manufacturing, which may include collaborations with third parties, the design and renovation of existing facilities and the construction of additional new facilities for commercial supply.

Item 3. Legal Proceedings

On September 28, 2016, a purported stockholder filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts against us entitled Mariusz Mazurek v. Seres Therapeutics, Inc., et. Al. and on February 12, 2017, we received an amended complaint. The lawsuit alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, by making allegedly false and misleading statements and omissions about our clinical trials for our product candidate SER-109 in our public disclosures between June 25, 2015 and July 29, 2016. The lawsuit seeks, among other things, damages in connection with our allegedly inflated stock price between June 25, 2015 and July 29, 2016 as a result of those allegedly false and misleading statements, as well as interest, attorneys’ fees and costs.  We can make no assurances as to the time or resources that will need to be devoted to this lawsuit or its final outcome, or the impact, if any, of this lawsuit or any proceedings on our business, financial condition, results of operations and cash flows. We are vigorously defending against all claims asserted.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on The Nasdaq Global Select Market under the symbol “MCRB” since our initial public offering on June 26, 2015. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on The Nasdaq Global Select Market for the periods indicated:

	High	Low
2016
First Quarter 2016	$34.70	$21.12
Second Quarter 2016	$34.99	$22.88
Third Quarter 2016	$35.98	$8.05
Fourth Quarter 2016	$13.77	$8.86

	High	Low
2015
Second Quarter 2015 (beginning June 26, 2015)	$51.40	$28.11
Third Quarter 2015	$52.00	$26.95
Fourth Quarter 2015	$44.51	$25.00

On March 10, 2017, the last reported sale price for our common stock on The Nasdaq Global Select Market was $9.33 per share.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between June 26, 2015 (the date of our initial public offering) and December 31, 2016, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on June 26, 2015 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on June 26, 2015 of $51.40 per share as the initial value of our common stock and not the initial offering price to the public of $18.00 per share.

Holders

As of March 10, 2017, there were approximately 23 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities during the quarter ended December 31, 2016.

Use of Proceeds from Registered Securities

On July 1, 2015, we completed the initial public offering of our common stock, or IPO, and issued and sold 8,545,138 shares of our common stock at a public offering price of $18.00 per share, including 1,114,583 shares of our common stock pursuant to the underwriters’ full exercise of their option to purchase additional shares of our common stock. We received aggregate net proceeds of approximately $139.3 million after deducting underwriting discounts and commissions of $10.8 million and offering expenses of $3.7 million. As of the date of filing of this Annual Report on Form 10-K, we have used all of the net proceeds from our IPO. There has been no change in our prior disclosure regarding our use of proceeds from our IPO contained in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the quarter ended December 31, 2016.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2016, 2015, and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations and consolidated balance sheet data as of December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.   Our historical results are not necessarily indicative of the results that should be expected in the future.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$21,766	$—	$—	$—	$—
Operating expenses:
Research and development	81,989	38,095	10,718	4,805	2,077
General and administrative	32,616	16,761	4,364	1,247	956
Total operating expenses	114,605	54,856	15,082	6,052	3,033
Loss from operations	(92,839)	(54,856)	(15,082)	(6,052)	(3,033)
Other income (expense):
Interest income	2,229	638	—	—	—
Interest expense	(969)	(555)	(209)	(42)	(93)
Revaluation of preferred stock warrant liability	—	(7)	(1,418)	(8)	—
Total other income (expense), net	1,260	76	(1,627)	(50)	(93)
Net loss	(91,579)	(54,780)	(16,709)	(6,102)	(3,126)
Accretion of convertible preferred stock to redemption value	—	—	(1,291)	(875)	(276)
Net loss attributable to common stockholders	$(91,579)	$(54,780)	$(18,000)	$(6,977)	$(3,402)
Net loss per share attributable to common stockholders, basic and diluted(1)	$(2.30)	$(2.33)	$(2.67)	$(1.09)	$(0.59)

(1)

See Note 11 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents(1)	$54,539	$73,933	$114,185	$1,654	$6,215
Investments(1)	175,456	131,149	—	—	—
Working capital(2)	167,912	196,690	109,140	649	6,067
Total assets	272,646	216,900	117,345	2,125	6,538
Preferred stock warrant liability	—	—	1,582	164	—
Long-term debt, net of discount, including current portion	—	—	2,504	838	—
Convertible preferred stock(3)	—	—	136,077	11,583	10,708
Total stockholders’ equity (deficit)	132,631	205,394	(26,721)	(11,116)	(4,348)

(1)

In January 2016, we entered into a Collaboration and License Agreement with NHS for the development and commercialization of certain of our product candidates. In exchange for the license, NHS paid us an upfront cash payment of $120 million, which we received in February 2016.

(2)	We define working capital as current assets less current liabilities.
(3)

Convertible preferred stock was converted into our common stock upon the listing of our common stock on The NASDAQ Global Select Market on June 26, 2015. See Note 8 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K for further details.

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

Overview

We are a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to treat disease by restoring the function of a dysbiotic microbiome. Our lead product candidate, SER-109, is designed to prevent further recurrences of Clostridium difficile, or C. difficile, infection, or CDI, a debilitating infection of the colon, by treating the dysbiosis of the colonic microbiome and, if approved by the U.S. Food and Drug Administration, or FDA, could be a first-in-field oral microbiome drug. Using our microbiome therapeutics platform, we are developing additional product candidates to treat diseases where the microbiome is implicated, including SER-262, a synthetic product candidate, to prevent an initial recurrence of primary CDI, SER-287 to treat inflammatory bowel disease, or IBD, including ulcerative colitis, or UC, SER-301, a synthetic IBD candidate, and SER-155, a synthetic product candidate, to prevent mortality following allogeneic hematopoietic stem cell transplantation, or allo-HSCT, due to infections and graft-versus-host disease, or GvHD. We are also using our microbiome therapeutics platform to conduct research on metabolic diseases, such as non-alcoholic steatohepatitis (NASH); inflammatory diseases, such as Crohn’s disease; rare liver disorders such as primary sclerosing cholangitis (PSC); and immuno-oncology treatments.

Since our inception in October 2010, we have devoted substantially all of our resources to developing SER-109, SER-287 and SER-262, researching our pre-clinical candidates SER-155 and SER-301, building our intellectual property portfolio, developing our supply chain, business planning, raising capital and providing general and administrative support for these operations.

On July 1, 2015, we completed an initial public offering, or IPO, of our common stock, and issued and sold 8.5 million shares of common stock at a public offering price of $18.00 per share, resulting in net proceeds of approximately $139.3 million after deducting underwriting discounts and commissions and offering expenses. Upon the listing of our common stock on The NASDAQ Global Select Market, or NASDAQ, on June 26, 2015, all outstanding shares of our convertible preferred stock automatically converted into 22.9 million shares of our common stock. The shares issued upon closing of the IPO included 1.1 million shares of our common stock, pursuant to the underwriters’ full exercise of their option to purchase additional shares of common stock.  All of our product candidates other than SER-109, SER-262 and SER-287 are still in pre-clinical or research development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss was $91.6 million for the year ended December 31, 2016. As of December 31, 2016, we had an accumulated deficit of $174.2 million.

On July 29, 2016, we announced the interim 8-week results from our SER-109 Phase 2 clinical study, a randomized, double-blind, placebo controlled Phase 2 clinical study conducted in 89 subjects to evaluate the safety, tolerability and efficacy of SER-109 in adults with recurrent CDI. In that study, 44% of subjects (26 of 59) who received SER-109 experienced a recurrence at the 8 week endpoint compared to 53% of subjects (16 of 30) who received placebo, a result that was not statically significant. SER-109 was generally safe and well-tolerated in our Phase 1b/2 clinical study and in the Phase 2 clinical study. The most common adverse events for SER-109 and placebo, respectively, were diarrhea (25% vs. 14%), abdominal pain (22% vs. 14%), flatulence (12% vs. 3%), and nausea (10% vs. 10%). No drug-related serious adverse events were observed.

In order to understand the difference in outcome between Phase 1b/2 and Phase 2 clinical studies, we conducted an analysis of the available clinical, microbiome and chemistry, manufacturing and control data. This root-cause investigation looked at the clinical trial population, study conduct, and diagnostic testing used for study inclusion and endpoint analysis, assessed clinical specimens for genomic and metabolomic biomarkers that might give insight into SER-109 efficacy and potency, reviewed manufacturing procedures and processes, performed retrospective analysis using high-resolution whole metagenomics sequencing of Phase 1b/2 clinical study stool samples, and reviewed analytical methods, that may have differed between Phase 1b/2 and Phase 2 clinical studies. We have now identified specific factors that we believe contributed to the Phase 2 clinical study results, including issues related to both the accurate diagnosis of C. difficile recurrent infection, and potential suboptimal dosing of certain subjects in the trial. The SER-109 analyses were recently shared with the FDA. Based on feedback received from the FDA, we plan to initiate a new Phase 2 SER-109 clinical study in approximately 320 patients with multiply recurrent C. difficile infection. Study participants will be randomized 1:1 between SER-109 and placebo. Diagnosis of C. difficile infection for both study entry and for endpoint analysis will be confirmed by C. difficile cytotoxin assay, compared to the first Phase 2, where most patients were diagnosed by PCR. Patients in the SER-109 arm will receive a total SER-109 dose, administered over three days, approximately 10-fold higher than the dose used in the prior Phase 2 study. The new study will evaluate patients for 24 weeks and the primary endpoint will compare the C. difficile recurrence rate in subjects who receive SER-109 verses placebo at up to eight weeks after dosing. The FDA has agreed that this new trial may qualify as a pivotal study with achievement of a persuasive clinical effect and addressing FDA requirements, including clinical and statistical factors, an adequately sized safety database, and CMC parameters.

We initiated a Phase 1b clinical trial of SER-287 in December 2015 and expect results from this study in the second half of 2017. We initiated a Phase 1b clinical study of SER-262 in July 2016 and expect results from this study in the second half of 2017.

Our expenses may increase substantially in connection with our ongoing and planned activities, particularly as we:

•	continue the clinical development of SER-109, our lead product candidate; based on feedback received from the FDA, we plan to initiate a new Phase 2 SER-109 clinical study;
•	continue the clinical development of SER-262 to be used following antibiotic treatment of primary CDI to prevent an initial recurrence of CDI;
•	continue the clinical development of SER-287 for the treatment of UC;
•

conduct research and continue pre-clinical development of additional Ecobiotic® microbiome therapeutics, including SER-155 to improve clinical outcomes following allo-HSCT due to infections and GvHD and SER-301, our synthetic IBD product candidate;

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

In January 2016, we entered into a Collaboration and License Agreement, or the License Agreement, with Nestec Ltd., or NHS, for the development and commercialization of certain of our product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. The License Agreement will support the development of our portfolio of products for CDI and IBD in markets outside of the United States and Canada, or the Licensed Territory, and is expected to provide substantial financial support for our ongoing research and development. We have retained full commercial rights to our entire portfolio of product candidates with respect to the United States and Canada, where we plan to build our own commercial organization.

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

In exchange for the license, NHS made an upfront cash payment of $120 million to us  in February 2016. NHS has also agreed to pay us tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of NHS Collaboration Products in the Licensed Territory. Additionally, NHS has agreed to pay us up to $660 million for the achievement of certain development and regulatory milestones and up to an aggregate of $1.125 billion for the achievement of certain commercial milestones related to the sales of NHS Collaboration Products.  We received a $10.0 million milestone payments in 2016 associated with the planned initiation of a Phase 1b study for SER-262 in CDI. The full potential value of the up-front payment and milestone payments payable by NHS is over $1.9 billion, assuming all products receive regulatory approval and are successfully commercialized. NHS is also obligated to pay some of the costs related to our clinical trials. See “—Liquidity and Capital Resources.”

We expect that our existing cash, cash equivalents and investments, will enable us to fund our operating expenses and capital expenditure requirements through 2018. See “—Liquidity and Capital Resources.”

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, which include:

•

expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct research, pre-clinical activities and clinical trials on our behalf as well as contract manufacturing organizations that manufacture drug products for use in our pre-clinical and clinical trials;

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

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors and our clinical investigative sites. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses. All costs associated with the License Agreement are recorded in research and development expense in the consolidated statements of operations and comprehensive loss.

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

The table below summarizes our research and development expenses incurred on our platform and by product development program.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Microbiome therapeutics platform	$46,611	$20,603	$7,584
SER-109	25,386	13,828	3,122
SER-262	5,269	1,549	12
SER-287	4,723	2,115	—
Total research and development expenses	$81,989	$38,095	$10,718

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we advance the clinical development of SER-287 and SER-262, continue to discover and develop additional product candidates, including SER-155 and SER-301, and pursue later stages of clinical development of our product candidates.

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

We anticipate that our general and administrative expenses may increase in the future if we increase our headcount to support the expected growth in our research and development activities and the potential commercialization of our product candidates. We also may incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs.

Other Income (Expense), Net

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and investments.

Interest Expense

Interest expense consists of amortization of purchased premiums and discounts associated with our investments. During the years ended December 31, 2015 and 2014, interest expense consisted of interest at the stated rate on borrowings under our loan and security agreement, amortization of deferred financing costs and interest expense related to the accretion of debt discount associated with (1) the fair value of preferred stock warrant we issued in connection with the loan and security agreement and (2) a final payment due at maturity. There was no such interest expense recorded for these items in 2016 as we held no preferred stock warrants or debt during the year ended December 31, 2016.

Revaluation of Preferred Stock Warrant Liability

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

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2016, we had federal and state net operating loss carryforwards of $47.1 million and $46.3 million, respectively, both of which begin to expire in 2031. As of December 31, 2016, we also had federal and state research and development tax credit carryforwards of $13.5 million and $2.3 million, respectively, which begin to expire in 2031 and 2028, respectively. The federal research and development tax credits include an orphan drug credit carryforward of $8.5 million.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles, or GAAP, in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses and related disclosures. We believe that the estimates and assumptions involved in the accounting policies described below may have the greatest potential impact on our consolidated financial statements and, therefore, consider these to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

Collaboration revenue

We evaluate multiple-element arrangements based on the guidance in FASB ASC Topic 605-25, Revenue Recognition-Multiple-Element Arrangements, or ASC 605-25. Pursuant to this guidance, we identify the deliverables included in the arrangement and determine: (1) whether the individual deliverables have value to the customer on a standalone basis and represent separate units of accounting or whether they must be accounted for as a combined unit of accounting; and (2) if the arrangement includes a general right of return relative to the delivered item. This evaluation requires us to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that: (i) the delivered item(s) has value to the customer on a standalone basis and (ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. In assessing whether an item has standalone value, we consider factors such as the research, manufacturing and commercialization capabilities of the collaboration partner, the retention of any key rights by us, and the availability of the associated expertise in the general marketplace. In addition, we consider whether the collaboration partner can use the other deliverable(s) for their intended purpose without the receipt of the remaining element(s), whether the value of the deliverable is dependent on the undelivered item(s) and whether there are other vendors that can provide the undelivered element(s).

In situations where we have identified multiple units of accounting, the arrangement consideration that is fixed or determinable is allocated among the separate units of accounting using the relative selling price method. Then, the applicable revenue recognition criteria in ASC 605-25 are applied to each of the separate units of accounting in determining the appropriate period and pattern of recognition. We determine the selling price of a unit of accounting following the hierarchy of evidence prescribed by ASC 605-25. Accordingly, we determine the estimated selling price for units of accounting within each arrangement using vendor-specific objective evidence, or VSOE, of selling price, if available, third-party evidence, or TPE, of selling price if VSOE is not available, or best estimate of selling price if neither VSOE nor TPE is available.

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

Stock-Based Compensation

We measure stock options and other stock-based awards granted to employees and directors based on the fair value on the date of grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue stock options and restricted stock awards with only service-based vesting conditions and record the expense for these awards using the straight- line method. The Company recognizes adjustments to stock compensation expense for forfeitures as they occur.

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

We estimate the fair value of each stock option grant using the Black-Scholes option-pricing model. Use of this model requires that we make assumptions as to the volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Because we lack company-specific historical and implied volatility information, we estimate our expected volatility based on the historical volatility of a group of publicly traded peer companies. We expect to continue to do so until such time as we have adequate historical data regarding the volatility of our traded stock price. We use the simplified method prescribed by Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of options granted to employees and directors. We base the expected term of options granted to consultants and non-employees on the contractual term of the options. We determine the risk-free interest rate by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future. We adjust stock-based compensation expense for forfeitures as they occur.

The assumptions we used to determine the fair value of stock options granted to employees and directors are as follows, presented on a weighted average basis:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.54%	1.80%	1.83%
Expected term (in years)	6.0	6.0	6.0
Expected volatility	84.2%	81.4%	83.5%
Expected dividend yield	0%	0%	0%

These assumptions represented our best estimates, but the estimates involve inherent uncertainties and the application of our judgment.

The following table summarizes the classification of our stock-based compensation expenses recognized in our consolidated statements of operations:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Research and development	$8,310	$5,297	$1,068
General and administrative	8,547	4,397	1,000
	$16,857	$9,694	$2,068

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

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

Revenue

Total revenue was $21.8 million for the year ended December 31, 2016.  Of this $21.8 million, $10.0 million was received from NHS associated with the initiation of the Phase 1b study for SER-262 in CDI which is a substantive development milestone under the License Agreement. We recognized revenue associated with substantive milestones in accordance with FASB ASC Topic 605-28, Revenue Recognition-Milestone Method. The $10.0 million was recognized in full as related party collaboration revenue during the year ended December 31, 2016.  The remaining $11.8 million relates to the recognition of the $120.0 million upfront payment from NHS over the estimated performance period of 10 years. We had no revenue for the year ended December 31, 2015.

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015	Change
	(in thousands)
Revenue	$21,766	$—	$21,766
Operating expenses:
Research and development	$81,989	$38,095	$43,894
General and administrative	32,616	16,761	15,855
Total operating expenses	114,605	54,856	59,749
Loss from operations	(92,839)	(54,856)	(37,983)
Other income (expense):
Interest income	2,229	638	1,591
Interest expense	(969)	(555)	(414)
Revaluation of preferred stock warrant liability	—	(7)	7
Total other income (expense), net	1,260	76	1,184
Net loss	$(91,579)	$(54,780)	$(36,799)

Research and Development Expenses

	Year Ended December 31,
	2016	2015	Change
	(in thousands)
Microbiome therapeutics platform	$46,611	$20,603	$26,008
SER-109	25,386	13,828	11,558
SER-262	5,269	1,549	3,720
SER-287	4,723	2,115	2,608
Total research and development expenses	$81,989	$38,095	$43,894

Research and development expenses were $82.0 million for the year ended December 31, 2016, compared to $38.1 million for the year ended December 31, 2015. The increase of $43.9 million was due primarily to the following:

•

an increase of $26.0 million in research expenses related to our microbiome therapeutics platform, due primarily to higher payroll and consultant costs of $16.0 million, which included an increase in stock-based compensation expense of $3.0 million due primarily to an increase in research and development employee headcount of 26 individuals, an increase in facilities and depreciation costs of $7.0 million due primarily to the buildout of new laboratory and manufacturing space in Cambridge, Massachusetts, an increase in license costs of $1.3 million, an increase in laboratory consumables and supplies of $1.2 million, and an increase in travel costs of $0.3 million;

•

an increase of $11.6 million in expenses related to our SER-109 program, due primarily to an increase in clinical trial costs of $7.1 million in connection with our Phase 2 clinical study, an increase in other consulting costs of $0.4 million, an increase in laboratory consumables and supplies of $2.2 million, an increase in sequencing costs of $0.9 million, and an increase in conference costs of $0.5 million;

•

an increase of $3.7 million in expenses of our SER-262 program primarily driven by an increase in clinical trial costs of $1.4 million, an increase in contract manufacturing costs of $0.9 million, an increase in animal studies costs of $0.1 million, an increase in other consulting costs of $0.2 million, and an increase in lab consumables and supplies of $1.0 million; these increase are due primarily to the initiation of our Phase 1b clinical study in July 2016; and

•

an increase of $2.6 million in expenses of our SER-287 program primarily driven by an increase in clinical trial costs of $2.2 million, an increase in lab consumables and supplies of $0.6 million, offset in part due to a decrease in other consulting costs of $0.2 million. These increase are due primarily to the initiation of a Phase 1b clinical trial in December 2015.

We expect that our research and development expenses may increase in the foreseeable future as we advance the clinical development of SER-109, SER-287 and SER-262, and continue to discover and develop additional product candidates, including SER-301 and SER-155, and pursue later stages of clinical development of our product candidates.

General and Administrative Expenses

	Year Ended December 31,
	2016	2015	Change
	(in thousands)
Personnel related (including stock-based compensation)	$16,623	$8,371	$8,252
Professional fees	9,090	5,894	3,196
Facility-related and other	6,903	2,496	4,407
Total general and administrative expenses	$32,616	$16,761	$15,855

General and administrative expenses were $32.6 million for the year ended December 31, 2016, compared to $16.8 million for the year ended December 31, 2015. The increase of $15.9 million was primarily due to the following:

•

an increase in personnel related costs of $8.3 million primarily due to the hiring of additional employees from December 31, 2015 to December 31, 2016 to support corporate operations and business development activities, including an increase of $4.2 million in stock-based compensation;

•

an increase in professional fees of $3.2 million due to an increase in contracted employee costs of $1.0 million, an increase in information technology project consulting costs of $0.6 million, an increase in other general consulting costs of $0.6 million, and an increase in legal, accounting, and audit fees of $0.7 million as a result of ongoing business activities; and

•

an increase in facility-related and other costs of $4.4 million primarily due to an increase in office-related expenses of $2.2 million due to the build-out of the 200 Sidney facility, an increase in depreciation and rent charges of $0.9 million, an increase in information technology expenses of $0.9 million, and an increase in insurance costs of $0.5 million.

Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2016 was $1.3 million, compared to $0.1 million for the year ended December 31, 2015. The $1.2 million increase in other income, net was primarily due to interest income from investing activities.

Comparison of Years Ended December 31, 2015 and 2014

The following table summarizes our results of operations for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	38,095	10,718	27,377
General and administrative	16,761	4,364	12,397
Total operating expenses	54,856	15,082	39,774
Loss from operations	(54,856)	(15,082)	(39,774)
Other income (expense):
Interest income	638	—	638
Interest expense	(555)	(209)	(346)
Revaluation of preferred stock warrant liability	(7)	(1,418)	1,411
Total other income (expense), net	76	(1,627)	1,703
Net loss	$(54,780)	$(16,709)	$(38,071)

Research and Development Expenses

	Year Ended December 31,
	2015	2014	Change
	(in thousands)
Microbiome therapeutics platform	$20,603	$7,584	$13,019
SER-109	13,828	3,122	$10,706
SER-262	1,549	12	$1,537
SER-287	2,115	—	2,115
Total research and development expenses	$38,095	$10,718	$27,377

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

General and administrative expenses were $16.8 million for the year ended December 31, 2015, compared to $4.4 million for the year ended December 31, 2014. The increase of $12.4 million was primarily due to the following:

•

an increase in personnel related costs of $6.3 million primarily due to the hiring of additional employees from December 31, 2014 to December 31, 2015 to support corporate operations and business development activities, including an increase of $3.4 million in stock-based compensation;

•

an increase in professional fees of $4.1 million due to an increase in accounting, audit and legal fees as a result of operating as a public company, including $0.5 million in costs in connection with the collaboration agreement with NHS; and

•

an increase in facility-related and other costs of $2.0 million primarily due to an increase in office-related expenses and rent expense resulting from our new facility for research and development that commenced in February 2015.

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

Liquidity and Capital Resources

Since our inception, we have generated revenue only from collaborations and have incurred recurring net losses. We anticipate that we will continue to incur losses for at least the next several years. We expect that our research and development and general and administrative expenses may continue to increase and, as a result, we will need additional capital to fund our operations, which we may obtain from additional financings, public offerings, research funding, additional collaborations, contract and grant revenue or other sources.

On July 1, 2015, we completed our IPO, and issued and sold 8.5 million shares of our common stock at a public offering price of $18.00 per share, resulting in net proceeds of approximately $139.3 million after deducting underwriting discounts and commissions and offering expenses. The shares issued upon closing of the IPO included 1.1 million shares of our common stock, which were sold pursuant to the underwriters’ full exercise of their option to purchase additional shares of our common stock. Upon the listing of our common stock on NASDAQ on June 26, 2015, all outstanding shares of our convertible preferred stock automatically converted into 22.9 million shares of our common stock.

In January 2016, we entered into the License Agreement with NHS, for the development and commercialization of certain of our product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. In exchange for the license, NHS agreed to pay us an upfront cash payment of $120 million, which we received in February 2016. NHS has also agreed to pay us tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of NHS Collaboration Products in the Licensed Territory. We are eligible to receive up to $285.0 million in development milestone payments, $375.0 million in regulatory payments and up to an aggregate of $1.1 billion for the achievement of certain commercial milestones related to the sales of NHS Collaboration Products. The full potential value of the up-front payment and milestone payments payable by NHS is over $1.9 billion, assuming all products receive regulatory approval and are successfully commercialized. In September 2016, we received a $10 million milestone payment associated with the initiation of the Phase 1b clinical study for SER-262 in CDI.

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

With respect to development of NHS Collaboration Products for CDI under a global development plan, we agreed to pay all costs of Phase 2 clinical trials for SER-109 and for Phase 3 clinical trials for SER-109. We agreed to bear all costs of conducting any Phase 1 or Phase 2 clinical trials under a global development plan for NHS Collaboration Products other than SER-109 for CDI. We agreed to pay 67% and NHS agreed to pay 33% of other costs of Phase 3 clinical trials conducted for NHS Collaboration Products other than SER-109 for CDI under a global development plan. For other clinical development of NHS Collaboration Products for CDI, we agreed to pay costs of such development activities to support approval in the United States and Canada, and NHS agreed to bear the cost of such activities to support approval of NHS Collaboration Products in the Licensed Territory.

As of December 31, 2016, we had cash, cash equivalents and investments totaling $230.0 million and an accumulated deficit of $174.2 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash provided by (used in) operating activities	$43,921	$(40,844)	$(10,358)
Cash used in investing activities	$(65,453)	(137,133)	(1,103)
Cash provided by financing activities	$2,138	137,725	123,992
Net increase (decrease) in cash and cash equivalents	$(19,394)	$(40,252)	$112,531

Operating Activities

During the year ended December 31, 2016, operating activities provided $43.9 million of cash, primarily due to upfront cash of $120.0 million and a milestone payment of $10.0 million received in connection with the License Agreement, and cash provided by changes in our operating assets and liabilities of $6.0 million.  This increase was partially offset by a net loss of $91.6 million, less non-cash charges of $20.7 million. Net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2016 consisted of a $3.6 million increase in accounts payable and a $5.0 million increase in accrued expenses and other current liabilities, offset in part by $2.6 million increase in prepaid expenses and other current assets. The increases in our accounts payable and accrued expenses were due to the timing of payments, an increase in payroll related costs, and an increase in amounts accrued for clinical trial and contracted manufacturing expenses. The increase in prepaid expenses and other current assets was due primarily to prepayments made for clinical trial activities.

During the year ended December 31, 2015, operating activities used $40.8 million of cash, primarily resulting from our net loss of $54.8 million and cash provided by changes in our operating assets and liabilities of $3.1 million, partially offset by non-cash charges of $10.8 million. Net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2015 consisted of a $2.5 million increase in prepaid expenses and other current assets, a $2.7 million increase in accounts payable and a $2.9 million increase in accrued expenses and other current liabilities. The increases in our accounts payable and accrued expenses were due to the timing of payments, an increase in payroll related costs, and an increase in amounts accrued for clinical trial and contracted manufacturing expenses. The increase in prepaid expenses and other current assets was due primarily to prepayments made for clinical trial activities.

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

Investing Activities

During the year ended December 31, 2016, we used $65.5 million of cash in investing activities, consisting of purchases of investments of $290.6 million and purchases of property and equipment of $21.5 million; these increases were offset by maturities of investments of $246.5 million and a decrease in our restricted cash balance of $0.1 million.

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

Financing Activities

During the year ended December 31, 2016, net cash provided by financing activities was $2.1 million in connection with the exercise of options to purchase our common stock.

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

Funding Requirements

Our expenses may increase substantially in connection with our ongoing development activities related to SER-109, which is still in clinical development, and our follow-on therapeutics and other programs. In addition we expect to continue to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	continue the clinical development of SER-109, our lead product candidate; based on feedback received from the FDA, we plan to initiate a new Phase 2 SER-109 clinical study;
•	conduct our Phase 1b clinical studies of SER-287 and SER-262;
•	continue the research and development of our other product candidates;
•	seek to enhance our microbiome therapeutics platform and discover and develop additional product candidates, including SER-155 and SER-301;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
•

add clinical, scientific, operational, financial and management information systems and personnel, including personnel to support our product development and potential future commercialization efforts and to support operations as a public company;

•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges; and
•	perform our obligations under the collaboration agreement with NHS.

We continue to expect that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements through 2018. This estimate excludes net cash flows from future business development activities. The specifics of future SER-109 related activities could impact capital requirements, and cash projections. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of SER-109, SER-262 and SER-287 or our follow-on programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements for SER-109, SER-262 and SER-287 or our other programs will depend on many factors, including:

•	continue the clinical development of SER-109, our lead product candidate; based on feedback received from the FDA, we plan to initiate a new Phase 2 SER-109 clinical study;
•	the progress and results of our Phase 1b clinical study of SER-287;
•	the progress and results of our Phase 1b clinical study of SER-262;
•	the cost of manufacturing clinical supplies of our product candidates;
•	the scope, progress, results and costs of pre-clinical development, laboratory testing and clinical trials for our other product candidates, including SER-155 and SER-301;
•	the costs, timing and outcome of regulatory review of our product candidates and research activities;
•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	the effect of competing technological and market developments; and
•	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	1 Year Less Than	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments(1)	$42,349	$5,978	$12,500	$12,342	$11,529
Total	$42,349	$5,978	$12,500	$12,342	$11,529

(1)

Amounts in the table reflect payments due for (i) our laboratory and office space in Cambridge, Massachusetts under an operating lease agreement that expires in November 2023 and (ii) our lease for office and laboratory space in Cambridge, Massachusetts with a term expiring April 2020.

We enter into contracts in the normal course of business with CROs for clinical trials, pre-clinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2016, our cash, cash equivalents and investments consisted of cash, money market accounts, and investments in corporate bonds, commercial paper, certificates of deposit, treasury bonds, and government securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control – Integrated Framework (2013)” issued by  the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors of the Registrant

Name	Age	Position
Noubar B. Afeyan, Ph.D.	54	Lead Independent Director
Dennis A. Ausiello, M.D.	71	Director
Grégory Behar	47	Director
Peter Barton Hutt	82	Director
Richard N. Kender	61	Director
Lorence H. Kim, M.D.	42	Director
Kurt C. Graves	49	Director
Roger J. Pomerantz	59	President, Chief Executive Officer and Chairman of the Board

Noubar B. Afeyan, Ph.D., has served as a member of our board of directors since October 2010. Since 1999, Dr. Afeyan has served as the Managing Partner and Chief Executive Officer of Flagship Pioneering, formerly known as Flagship Ventures, an early-stage venture capital firm that he co-founded. Dr. Afeyan serves on the board of directors of numerous private companies, including Moderna Therapeutics, Inc. and Pronutria Biosciences, Inc., and has previously served on the board of directors of several public companies, including BG Medicine, Inc., BIND Therapeutics, Inc., Eleven Biotherapeutics, Inc., and Helicos Biosciences. Dr. Afeyan received a B.S. from McGill University and a Ph.D. in Biochemical Engineering from the Massachusetts Institute of Technology. We believe Dr. Afeyan is qualified to serve on our board of directors because of his extensive investment experience and his knowledge of the biotechnology industry.

Dennis A. Ausiello, M.D., has served as a member of our board of directors since April 2015. Dr. Ausiello serves as the Director of the Center for Assessment Technology and Continuous Health (CATCH), Jackson Distinguished Professor of Clinical Medicine at Harvard Medical School and Physician-in-Chief Emeritus at Massachusetts General Hospital. From 1996 to April 2013, Dr. Ausiello served as the Chief of Medicine at Massachusetts General Hospital. Dr. Ausiello is a member of the Institute of Medicine of the National Academy of Sciences and a fellow of the American Academy of Arts and Sciences. Dr. Ausiello has also served on the board of directors of Pfizer Inc. since December 2006 and Alnylam Pharmaceuticals since April 2012. Dr. Ausiello received his undergraduate degree from Harvard College and an M.D. from the University of Pennsylvania. We believe that Dr. Ausiello is qualified to serve on our board of directors because of his extensive experience as a physician and as a director of pharmaceutical companies.

Grégory Behar has served as a member of our board of directors since December 2014. Mr. Behar has served as Chief Executive Officer of Nestlé Health Science S.A., a health sciences company, since October 2014. From July 2011 to July 2014, Mr. Behar was President and Chief Executive Officer of Boehringer Ingelheim Pharmaceuticals Inc. (USA), a pharmaceutical company. From 2010 to July 2011, Mr. Behar was Corporate Vice President Region NECAR (North European Union, Canada and Australasia) for Boehringer-Ingelheim GmbH, a pharmaceutical company. Mr. Behar received his B.S. from the University of California, Los Angeles, an M.S. in Mechanical Engineering and Manufacturing from EPFL in Switzerland and an MBA from INSEAD in France. We believe that Mr. Behar is qualified to serve on our board of directors because of his extensive business experience in the health sciences and pharmaceutical industries.

Peter Barton Hutt has served as a member of our board of directors since May 2013. Mr. Hutt is senior counsel at Covington & Burling LLP, a law firm, where he specializes in food and drug law. Mr. Hutt has served as a member of the board of directors of Q Therapeutics, Inc. since 2002, Xoma Corporation since 2005, Concert Pharmaceuticals since 2006, Selecta Biosciences, Inc. since 2010, and Flex Pharma, Inc. since 2014. Mr. Hutt previously served on the board of directors of BIND Therapeutics, Inc., which was acquired by Pfizer Inc., DBV Technologies, Momenta Pharmaceuticals, Inc., Celera Corporation, which was acquired by Quest Diagnostics in 2011, and ISTA Pharmaceuticals, which was acquired by Bausch & Lomb in 2012. Mr. Hutt received a B.A. from Yale College, an LL.B. from Harvard Law School and an LL.M. in food and drug law from the New York University School of Law. We believe that Mr. Hutt is qualified to serve on our board of directors because of his experience serving as a director of biotechnology companies and his legal and regulatory knowledge.

Richard N. Kender has served as a member of our board of directors since October 2014. From October 1978 to September 2013, Mr. Kender held positions in a variety of corporate areas at Merck, most recently serving as Senior Vice President of Business Development and Corporate Licensing. Mr. Kender has served on the board of directors of INC Research Holdings, Inc. since 2014 and Poxel S.A. since 2015. Mr. Kender received a B.S. from Villanova University and an M.B.A. from Fairleigh Dickinson University. We believe Mr. Kender is qualified to serve on our board of directors because of his extensive business experience and his knowledge of the pharmaceutical industry.

Lorence H. Kim, M.D., has served as a member of our board of directors since October 2014. Since April 2014, Dr. Kim has been the Chief Financial Officer of Moderna Therapeutics, a biotechnology company. From July 2000 to April 2014, Dr. Kim held a number of positions at Goldman, Sachs & Co., an investment bank, most recently as Managing Director and Co-Head of Biotechnology Investment Banking. Dr. Kim received an A.B. from Harvard University, an MBA in Healthcare Management from the Wharton School of the University of Pennsylvania, and an M.D. from the University of Pennsylvania’s School of Medicine. We believe Dr. Kim is qualified to serve on our board of directors because of his finance experience and knowledge of the biotechnology industry.

Kurt C. Graves has served as a member of our board of directors since November 2015. Mr. Graves has been the Chairman, President and Chief Executive Officer of Intarcia Therapeutics, a biotechnology company, since April 2012. Mr. Graves served as Executive Chairman of Biolex Therapeutics, a biotechnology company, from November 2010 to March 2012, and served as Executive Chairman of Intarcia Therapeutics from August 2010 to April 2012. Previously, he served as Executive Vice President, Chief Commercial Officer and Head of Strategic Development at Vertex Pharmaceuticals Inc. from July 2007 to October 2009. Prior to joining Vertex, Mr. Graves held various leadership positions at Novartis pharmaceuticals from 1999 to June 2007. He was also the first Chief Marketing Officer for the Pharmaceuticals division from September 2003 to June 2007. He has served as a director of Intarcia Therapeutics, Inc. since 2012, Radius Health, Inc. since 2011, and Achillion Pharmaceuticals, Inc. since 2012. Mr. Graves received a B.S. in Biology from Hillsdale College. We believe Mr. Graves is qualified to serve as a member of our board of directors because of his extensive experience in the life sciences industry, membership on various boards of directors and his leadership and management experience.

Roger J. Pomerantz, M.D., has served as our President and Chief Executive Officer since June 2014 and as Chairman of our board of directors since November 2013. Since July 2014, Dr. Pomerantz has been a Senior Partner at Flagship Pioneering, formerly known as Flagship Ventures, an early-stage venture capital firm. From January 2011 to September 2013, Dr. Pomerantz was Worldwide Head of Licensing and Acquisitions and Senior Vice President at Merck & Co., Inc., or Merck, a pharmaceutical company, where he oversaw licensing and acquisitions for Merck Research Laboratories, the research and development division of Merck. From February 2010 to February 2013, Dr. Pomerantz served as Global Head of Infectious Diseases and Senior Vice President at Merck, where he oversaw pharmaceutical development and discovery of antibiotics, antivirals, antifungals and antiparasitic agents. Prior to Merck, Dr. Pomerantz was Global Head of Infectious Diseases for the pharmaceutical division of Johnson & Johnson, Inc., a multinational medical device, consumer goods and pharmaceutical corporation, where he was responsible for anti-infective agents worldwide. He joined Johnson & Johnson, Inc. in August 2005 as President of Tibotec Pharmaceuticals, Inc., now Janssen Therapeutics and a subsidiary of Johnson & Johnson, Inc., a pharmaceutical company focused on the treatment of infectious diseases. Dr. Pomerantz has developed ten approved infectious disease drugs for diseases including HIV, HCV and tuberculosis. He has served on the board of directors of Contrafect Corporation, a biotech company, since 2014. Dr. Pomerantz received his B.A. in Biochemistry from The Johns Hopkins University and his M.D. from The Johns Hopkins School of Medicine. We believe Dr. Pomerantz’s extensive academic and clinical experience, as well as his knowledge of the pharmaceutical industry, qualifies him to serve on our board of directors.

Executive Officers of the Registrant

Name	Age	Position
Roger J. Pomerantz, M.D.	59	President, Chief Executive Officer and Chairman of the Board
John G. Aunins, Ph.D.	56	Executive Vice President of Bioprocess & Manufacturing and Chief Technology Officer
David N. Cook, Ph.D.	59	Executive Vice President of Research & Development and Chief Scientific Officer
Thomas J. DesRosier	62	Executive Vice President and Chief Legal Officer
Wael Hashad	54	Executive Vice President and Chief Commercial Officer
Eric D. Shaff	41	Executive Vice President and Chief Financial Officer
Michele Trucksis, Ph.D., M.D	63	Executive Vice President and Chief Medical Officer

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

Thomas J. DesRosier has served as our Chief Legal Officer, Executive Vice President, and Secretary since May 2016. Previously, he served as Executive Vice President, Chief Legal and Administrative Officer and Secretary of ARIAD Pharmaceuticals, Inc., a biopharmaceutical company, from 2015 to 2016, as Executive Vice President, Chief Legal and Administrative Officer and Secretary of Cubist Pharmaceuticals, Inc., or Cubist, a biopharmaceutical company, from 2014 to 2015 and as Senior Vice President, Chief Legal Officer and Secretary of Cubist from 2013 to 2014. Before that, Mr. DesRosier served as Senior Vice President, General Counsel North America of Sanofi, a global biopharmaceutical company, from 2011 to 2013. From 1999 to 2011, Mr. DesRosier held several increasing leadership roles within the legal group of Genzyme Corporation, a biotechnology company, culminating in his role as Senior Vice President, Chief Legal Officer. Mr. DesRosier earned a B.A. in chemistry from the University of Vermont and a J.D. from Wake Forest University School of Law.

Wael Hashad has served as our Chief Commercial Officer since January 2016. He has over 20 years of experience as a commercial leader and has held senior marketing and general management positions in the pharmaceutical and biotechnology industry. Prior to joining Seres, from July 2013 to September 2015, he served as Vice President and General Manager for Middle East and Africa at Amgen, Inc., a pharmaceutical company, where he lead a team of more than 200 to expand markets, launch new products and grow existing products. Prior to that he served as Vice President – Regional Commercial Head for Japan, China and Asia Pacific at Amgen, from October 2012 to June 2013, where he expanded commercial opportunities through strategic partnerships and implementation of go-to-market strategies. From August 2011 to June 2013, Mr. Hashad was Vice President – Head of Global Marketing for General Medicine at Amgen, where he optimized the launch of Repatha (Evolocumab).  Prior to Amgen, Mr. Hashad worked at Boehringer Ingelheim, a pharmaceutical company, from April 2009 to August 2011, as Vice President – US Cardiovascular and Metabolic Disorders and at Eli Lilly, a pharmaceutical company, from 1989 to 2009, where he held various roles. At Boehringer Ingelheim and Eli Lilly, Mr. Hashad launched several products in the U.S., most notably Pradaxa® and Cymbalta®. Mr. Hashad earned a B.Sc. in Pharmacy and Pharmaceutical Sciences from the University of Cairo and an M.B.A. from the University of Akron.

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

Code of Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Business Conduct and Ethics is available on our website at www.serestherapeutics.com in the “Investors & Media” section under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, as well as the requirement by The NASDAQ Global Select Market, or NASDAQ, to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified above.

Committees of the Board of Directors

Our board of directors has established three standing committees—Audit, Compensation, and Nominating and Corporate Governance—each of which operates under a written charter that has been approved by our board of directors. All of the members of each of the board of directors’ three standing committees are independent as defined under the NASDAQ rules. Our board of directors has determined that Richard N. Kender, Dennis A. Ausiello, and Kurt Graves meet the independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. From March 2013 to June 2016, Werner Cautreels, Ph.D., served on our board of directors and on its Audit Committee. In connection with his service on the Audit Committee, our board of directors determined that Dr. Cautreels met the independence requirements of Rule 10A-3. All members of the Compensation Committee meet the heightened standard for independence specific to members of a compensation committee under the NASDAQ rules. All members of the Nominating and Corporate Governance Committee are independent under the NASDAQ rules.

The members of each of the board of directors’ committees and committee Chairs are set forth in the following chart.

Name	Audit	Compensation	Nominating and Corporate Governance
Noubar B. Afeyan, Ph.D.		Chair	X
Dennis A. Ausiello, M.D.	X		X
Kurt Graves	X
Peter Barton Hutt		X	Chair
Richard N. Kender	Chair	X
Lorence H. Kim, M.D.			X

Audit Committee

Our Audit Committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;
•	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of reports from such firm;
•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;
•	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;
•	discussing our risk management policies;
•	establishing policies regarding hiring employees from the independent registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns;
•	meeting independently with our internal auditing staff, if any, independent registered public accounting firm and management;
•	reviewing and approving or ratifying any related person transactions; and
•	preparing the audit committee report required by the SEC rules.

The members of the Audit Committee are Messrs. Kender and Graves and Dr. Ausiello. Mr. Kender serves as the Chair of the committee. The members of our Audit Committee meet the requirements for financial literacy under the applicable rules of the SEC and NASDAQ.  Our board of directors has determined that Mr. Kender is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K.

Compensation Committee

Our Compensation Committee is responsible for assisting the board of directors in the discharge of its responsibilities relating to the compensation of our executive officers. In fulfilling its purpose, our Compensation Committee has the following principal duties:

•	annually reviewing and approving corporate goals and objectives relevant to CEO compensation;
•	determining our CEO’s compensation;
•	reviewing and approving, or making recommendations to our board of directors with respect to, the compensation of our other executive officers;
•	overseeing an evaluation of our senior executives;
•	overseeing and administering our cash and equity incentive plans;
•	reviewing and making recommendations to our board of directors with respect to director compensation;
•	reviewing and discussing annually with management our “Compensation Discussion and Analysis,” if required; and
•	preparing the annual compensation committee report, if required by SEC rules.

The members of our Compensation Committee are Dr. Afeyan and Messrs. Hutt and Kender. Dr. Afeyan serves as the Chair of the Compensation Committee.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee’s responsibilities include:

•	identifying individuals qualified to become board members;
•	recommending to our board of directors the persons to be nominated for election as directors and to each board committee;
•	reviewing and making recommendations to our board of directors with respect to management succession planning;
•	developing and recommending to our board of directors corporate governance principles; and
•	overseeing an annual evaluation of our board of directors.

The members of our Nominating and Corporate Governance Committee are Mr. Hutt and Drs. Afeyan, Ausiello, and Kim. Mr. Hutt serves as the Chairperson of the Nominating and Corporate Governance Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act, or the Reporting Persons, to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to our equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such forms received by us and upon written representations of the Reporting Persons received by us, we believe that there has been compliance with all Section 16(a) filing requirements applicable to such Reporting Persons with respect to the year ended December 31, 2016.

Item 11. Executive Compensation

Executive and Director Compensation

Executive Compensation

This section discusses the material components of the executive compensation program offered to our named executive officers, or NEOs, identified below. For 2016, our NEOs were:

•	Roger J. Pomerantz, M.D., President and Chief Executive Officer;

•	Thomas DesRosier, Executive Vice President, Chief Legal Officer and Secretary; and

•	Wael Hashad, Executive Vice President and Chief Commercial Officer.

We are an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and have elected to comply with the reduced compensation disclosure requirements available to emerging growth companies under the JOBS Act.

2016 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)	Total ($)
Roger J. Pomerantz, M.D.(1)	2016	564,500	3,289,572	225,800	176,835 (6)	$4,256,707
President and Chief Executive Officer	2015	455,646	—	348,100	74,424	878,170

Thomas DesRosier (2)	2016	243,750	2,202,230	125,600	5,850 (7)	2,577,430
Executive Vice President, Chief Legal Officer and Secretary

Wael Hashad (3)	2016	338,910	2,433,730	109,500	29,646 (8)	2,911,786
Executive Vice President and Chief Commercial Officer

(1)	Dr. Pomerantz also serves as Chairman of our board of directors but receives no additional compensation for this service.
(2)	Mr. DesRosier commenced employment with us on May 16, 2016.
(3)	Mr. Hashad commenced employment with us on January 4, 2016.

Represents the aggregate grant date fair value of the option awards computed in accordance with FASB ASC Topic 718. For a description of the assumptions used in valuing these awards, see Note 2 to our audited consolidated financial statements included in this Annual Report.

(5)	Represents amounts paid under our annual cash bonus program. For additional information regarding these amounts, refer to “—Narrative Disclosure to Summary Compensation Table—Annual Cash Bonuses.”
(6)

Consists of $9,000 in company matching contributions under our 401(k) plan, $100,701 in reimbursements of travel and lodging expenses associated with working in the Cambridge, Massachusetts area and $67,134 in reimbursements of taxes relating to the travel and lodging expense reimbursements. For additional information, refer to “—Employment Agreements” below.

(7)	Consists of company matching contributions under our 401(k) plan.
(8)

Consists of $7,650 in company matching contributions under our 401(k) and $13,693 in reimbursements of expenses associated with Mr. Hashad’s relocation to the Cambridge, Massachusetts area and $8,304 in reimbursements of taxes relating to the relocation expense reimbursements. For additional information, refer to “—Employment Agreements” below.

Narrative Disclosure to Summary Compensation Table

The primary elements of compensation for our NEOs are base salary, annual cash bonuses and long-term, equity-based compensation awards. Our NEOs also participate in employee benefit plans and programs that we offer to our other full-time employees on the same basis and have from time to time received relocation or other expense reimbursements from us.

Base Salary. Our NEOs receive base salary to compensate them for the satisfactory performance of duties to our company. The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

Our Compensation Committee periodically reviews NEO base salaries in consultation with management and Radford, the Compensation Committee’s independent compensation consultant, to determine whether any adjustments are necessary or appropriate. The following table shows the annual base salaries of our NEOs for 2016 and 2017. All annual base salary increases were effective January 1 of the given year, except that 2016 annual base salaries for Messrs. DesRosier and Hashad were effective upon their commencing employment with us in 2016.

Name	2016 Annual Base Salary ($)	2017 Annual Base Salary ($)
Roger J. Pomerantz, M.D.	564,500	581,400
Thomas DesRosier	390,000	401,700
Wael Hashad	340,000	350,200

Annual Cash Bonuses. Our NEOs have the opportunity to earn annual performance bonuses based on the achievement of short-term performance goals. The NEOs’ employment agreements establish their 2016 target annual cash bonuses, expressed as a percentage of base salary, as described in the section titled “Employment Agreements.”

Our Compensation Committee generally determines annual bonuses for our NEOs by multiplying (a) base salary, by (b) target cash bonus percentage, by (c) the level of achievement of corporate and/or individual performance objectives. In addition, the Compensation Committee retains discretion to adjust annual bonuses as it determines to be appropriate to reflect company performance, individual performance or other factors that the committee believes to be appropriate. For Messrs. DesRosier and Hashad, the achievement of 2016 corporate objectives was weighted 80% and the achievement of individual objectives was weighted 20%. Dr. Pomerantz’s 2016 bonus was weighted 100% on corporate objectives.

For 2016, our corporate bonus objectives were based on operational and developmental milestones related to clinical development programs, discovery and research initiatives, bioprocess and manufacturing processes, and corporate infrastructure objectives For Messrs. DesRosier and Hashad, the 2016 individual performance considerations focused on their respective areas of responsibility within our company. In January 2017, our Compensation Committee reviewed our performance against our 2016 objectives, elected not to adjust NEO bonuses based on discretionary factors and, in consultation with management and based on guidance from Radford, determined to award our NEOs 2016 performance bonuses of approximately 80% of their target bonus levels. The actual amounts paid to our NEOs under our 2016 annual cash bonus program are set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.

Equity-Based Compensation.We have historically offered stock options to our employees, including our NEOs, as the long-term incentive component of our compensation program. We typically grant options to employees when they commence employment with us and may thereafter grant additional options in the discretion of our board of directors or Compensation Committee. Our stock options allow employees to purchase shares of our common stock at a price equal to the fair market value of our common stock on the grant date and may be intended to qualify as “incentive stock options” under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code.

Our stock options typically vest as to 25% of the shares subject to the option on the first anniversary of the grant date (or service commencement date for initial grants) and in 12 quarterly installments during the three-year period thereafter, subject to the holder’s continued service with us. From time to time, our board of directors or Compensation Committee may also construct alternate vesting schedules as it determines are appropriate to motivate particular employees. Stock options granted to our employees may be subject to accelerated vesting in certain circumstances, as described in the section titled “Employment Agreements.”

We awarded stock options to our NEOs during 2016 in the following amounts and subject to vesting in accordance with our standard time-based vesting schedule described above:

Named Executive Officer	2016 Options Granted (#)
Roger J. Pomerantz, M.D.	176,500
Thomas DesRosier	100,000
Wael Hashad	100,000

In January 2017, our Compensation Committee elected to expand our long-term incentive compensation program for employees to include awards of restricted stock units. Each restricted stock unit represents the right to receive one share of our common stock or its cash value equivalent upon vesting. We granted restricted stock units to our NEOs in January 2017 in the amounts listed in the table below. The restricted stock units vest as to 20% of the award on the first anniversary of the date of grant, 30% on the second anniversary of the date of grant and 50% on the third anniversary of the date of grant. Additionally, in January 2017, we awarded stock options to our NEOs in the following amounts and subject to vesting in accordance with our standard time-based vesting schedule described above:

Named Executive Officer	Restricted Stock Units Granted (#)	Options Granted (#)
Roger J. Pomerantz, M.D.	0	261,000
Thomas DesRosier	50,000	60,000
Wael Hashad	25,000	75,000

Retirement, Health, Welfare and Additional Benefits. Our NEOs are eligible to participate in our employee benefit plans and programs, including medical and dental benefits and life insurance, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans. We also sponsor a 401(k) defined contribution plan in which our NEOs may participate, subject to limits imposed by the Internal Revenue Code, to the same extent as all of our other full-time employees. During 2016, we made discretionary employer matching contributions equal to 50% of elective contributions made by participants in the 401(k) plan, up to 6% of a participant’s eligible compensation. These matching contributions are fully vested as of the date on which the contribution is made. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our NEOs, in accordance with our compensation policies. We do not typically provide any perquisites or special personal benefits to our NEOs, but have from time to time reimbursed amounts associated with relocation and other expenses for our NEOs.

Outstanding Equity Awards at 2016 Fiscal Year End

	Option Awards
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date
Roger J. Pomerantz, M.D.	September 9, 2013 (1)	55,000	27,500	$0.48	November 5, 2023
	June 1, 2014 (1)	528,613	523,673	$0.71	August 6, 2024
	February 1, 2016 (2)	0	176,500	$26.20	January 31, 2026
Thomas DesRosier	May 16, 2016 (2)	0	100,000	$30.90	May 31, 2026
Wael Hashad	January 4, 2016 (2)	0	100,000	$34.10	January 3, 2026

(1)

Option vests as to 25% of the total shares subject to the option on the first anniversary of the vesting commencement date, and as to 6.25% of the shares subject to the option on the last day of each calendar quarter during the three-year period thereafter, subject to the holder’s continued employment with us through the applicable vesting date and potential accelerated vesting as described in the section titled “Employment Agreements.”

(2)

Option vests as to 25% of the total shares subject to the option on the first anniversary of the vesting commencement date, and as to 6.25% of the shares subject to the option upon each consecutive three months of service during the three-year period thereafter, subject to the holder’s continued employment with us through the applicable vesting date and potential accelerated vesting as described in the section titled “Employment Agreements.”

Employment Agreements

We have entered into employment agreements with each of our NEOs. Certain key terms of these agreements are described below.

Roger J. Pomerantz, M.D.

The employment agreement with Dr. Pomerantz entitles him to an initial annual base salary of $464,100, subject to periodic review and adjustment by our board of directors or Compensation Committee, and an annual target bonus opportunity of 50% of his annual base salary.

In the event Dr. Pomerantz’s employment is terminated by us without cause or he resigns for good reason, subject to his timely executing a release of claims in our favor, he is entitled to receive 12 months of continued base salary and up to 12 months of continued medical, dental or vision coverage pursuant to COBRA, if elected. If the termination occurs within 60 days prior to or 12 months following a change in control, Dr. Pomerantz is also entitled to accelerated vesting of his time-based equity awards. On February 3, 2016, Dr. Pomerantz’s employment agreement was amended to provide that, upon such termination within 60 days prior to or 12 months following a change in control, in addition to accelerated vesting of his time-based equity awards, Dr. Pomerantz will also be entitled to receive 18 months of continued base salary and up to 18 months of continued medical, dental or vision coverage pursuant to COBRA, if elected.

Dr. Pomerantz has agreed to refrain from disclosing our confidential information during or at any time following his employment with us and from competing with us or soliciting our employees or consultants for 12 months following termination of his employment.

For purposes of the employment agreement:

•

“Cause” generally means Dr. Pomerantz’s (i) failure to substantially perform his duties with us (other than due to disability) or materially comply with our policies; (ii) material failure to carry out or comply with any lawful and reasonable directive of our board of directors; (iii) breach of a material provision of his employment agreement; (iv) conviction, plea of no contest or imposition of unadjudicated probation for any felony or crime involving moral turpitude; (v) unlawful use (including being under the influence) or possession of illegal drugs on our (or our affiliate’s) premises or while performing his duties and responsibilities under his employment agreement; or (vi) commission of an act of fraud, embezzlement, misappropriation, willful misconduct or breach of fiduciary duty against us or any of our affiliates.

•

“Good reason” generally means, subject to certain notice requirements and cure rights, without Dr. Pomerantz’s consent, (i) a reduction in his base salary (except for a reduction of less than 10% contemporaneously affecting other senior executives); (ii) a material reduction in his authority or areas of responsibility; or (iii) a relocation of his primary office more than 50 miles outside of the Boston metropolitan area.

Thomas DesRosier and Wael Hashad

The employment agreements with Messrs. DesRosier and Hashad entitle them to initial annual base salaries of $390,000 and $340,000, respectively, subject to periodic review and adjustment by our board of directors or Compensation Committee, and annual target bonus opportunities of 40% of their annual base salaries.

Mr. Hashad was also entitled to receive reimbursement of reasonable moving expenses incurred prior to December 1, 2016 in connection with the relocation of his primary residence to the Cambridge, Massachusetts area, as well reimbursement of all related income and employment taxes. Mr. Hashad may be required to repay any relocation assistance or gross-up payment that he receives if his employment is terminated prior to the second anniversary of the date that he commenced employment.

In the event either of Messrs. DesRosier and Hashad is terminated by us without cause or he resigns for good reason, subject to his timely executing a release of claims in our favor, he is entitled to receive 12 months of continued base salary and up to 12 months of continued medical, dental or vision coverage pursuant to COBRA, if elected. If either of Messrs. DesRosier and Hashad’s termination occurs within 60 days prior to or 12 months following a change in control, he is also entitled to accelerated vesting of his time-based equity awards.

Each of Messrs. DesRosier and Hashad has agreed to refrain from disclosing our confidential information during or at any time following his employment with us and from competing with us or soliciting our employees or consultants for 12 months following termination of his employment.

For purposes of the employment agreements, “cause” and “good reason” have the same meanings as in Dr. Pomerantz’s employment agreement.

Director Compensation

Directors who are also our employees do not receive compensation for their service on our board of directors. Dr. Pomerantz served as a director and executive officer of our company during 2016. Refer to the 2016 Summary Compensation Table and related narrative disclosure above for information regarding the compensation he received from us during 2016.

We maintain a compensation program for our non-employee directors providing for each non-employee director to receive the following amounts for serving on our board of directors:

•	an option to purchase 30,000 shares of our common stock upon the director’s initial election or appointment to our board of directors;
•

if the director has served on our board of directors for at least six months as of the date of an annual meeting of stockholders, an option to purchase 15,000 shares of our common stock on the date of the annual meeting;

•	an annual director fee of $35,000, and if the director serves as chairman of our board of directors or lead independent director, an additional annual director fee of $20,000; and
•	if the director serves on a committee of our board of directors, an additional annual fee as follows:

•	chairman of the audit committee—$15,000;
•	audit committee member other than the chairman—$7,500;
•	chairman of the compensation committee—$10,000;
•	compensation committee member other than the chairman—$5,000;
•	chairman of the nominating and corporate governance committee—$7,000; and
•	nominating and corporate governance committee member other than the chairman—$3,500.

Stock options granted to our non-employee directors under the program have an exercise price equal to the fair market value of our common stock on the grant date. The stock options granted upon a director’s initial election or appointment vest in four annual installments following the grant date. The stock options granted annually to directors vest in a single installment on the earlier of the day before the next annual meeting of stockholders or the first anniversary of the grant date. In addition, all unvested stock options vest in full immediately prior to a change in control.

Each member of our board of directors is entitled to be reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the board of directors and any committee of the board of directors on which he or she serves.

2016 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)	Total ($)
Noubar B. Afeyan, Ph.D.	$66,750	$320,439	$387,189
Peter Barton Hutt	$47,000	$320,439	$367,439
Lorence H. Kim, M.D.	$42,250	$320,439	$362,689
Richard N. Kender	$55,000	$320,439	$375,439
Grégory Behar(1)	$35,000	_	$35,000
Dennis A. Ausiello, M.D.	$42,250	$320,439	$362,689
Kurt C. Graves	$38,750	$320,439	$359,189
Werner Cautreels, Ph.D (3)	$18,571	-	$18,571

(1)	Mr. Behar elected to waive all non-cash compensation payable to him for his service on our board of directors during 2016.
(2)

Represents the aggregate grant date fair value of the option awards granted during 2016 computed in accordance with FASB ASC Topic 718. For a description of the assumptions used in valuing these awards, see Note 9 to our audited consolidated financial statements included in this Annual Report. The table below shows the number of option awards held as of December 31, 2016 by each of our directors who are not NEOs. None of our directors held unvested stock awards as of that date.

(3)	Dr. Cautreels served on our Board until June 14, 2016.

Name	Stock Options (#)
Noubar B. Afeyan, Ph.D.	30,000
Peter Barton Hutt	80,000
Lorence H. Kim, M.D.	105,000
Richard N. Kender	105,000
Grégory Behar	-
Dennis A. Ausiello, M.D.	90,000
Kurt C. Graves	45,000
Werner Cautreels, Ph.D.	-

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2016, Noubar B. Afeyan, Ph.D., Peter Barton Hutt and Richard N. Kender served as members of our Compensation Committee. No current member of our Compensation Committee is or has been our current or former officer or employee. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director or member of our Compensation Committee during the fiscal year ended December 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Common Stock

The following table sets forth certain information with respect to holdings of our Common Stock by (i) stockholders who beneficially owned more than 5% of the outstanding shares of our Common Stock, and (ii) each of our directors (which includes all nominees), each of our named executive officers and all directors and executive officers as a group as of February 16, 2017, unless otherwise indicated. The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC.  Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power.  Applicable percentage ownership is based on 40,368,128 shares of Common Stock outstanding as of February 16, 2017.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options, or other rights held by such person that are currently exercisable or will become exercisable within 60 days of February 16, 2017 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed below is 200 Sidney Street, Cambridge, MA 02139.  We believe, based on information provided to us, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

NAME OF BENEFICIAL OWNER	NUMBER	PERCENTAGE
5% or Greater Stockholders
Entities affiliated with Flagship Venture Funds [1]	12,682,876	31.4%
Nestlé Health Science US Holdings, Inc.[2]	6,888,888	17.1%
FMR LLC[3]	6,053,363	15.0%
Named Executive Officers and Directors
Roger J. Pomerantz, M.D.[4]	929,915	2.3%
Noubar B. Afeyan, Ph.D.[1,5]	12,697,876	31.4%
Dennis A. Ausiello, M.D.[6]	37,500	*
Grégory Behar	-	*
Kurt C. Graves[7]	7,500	*
Peter Barton Hutt[8]	115,000	*
Richard N. Kender[9]	61,875	*
Lorence H. Kim, M.D.[10]	61,875	*
Thomas J. DesRosier	-	*
Wael Hashad[11]	25,014	*
All executive officers and directors as a group (14 persons)[12]	14,914,505	36.9%

*	Less than 1%
[1]

Based solely on a Schedule 13G/A filed with the SEC on February 13, 2017 by Flagship Venture Fund 2007, L.P. (“Fund 2007”), Flagship Ventures 2007 General Partner LLC (“Fund 2007 GP”), Flagship Ventures Fund IV, L.P. (“Fund IV”), Flagship Ventures Fund IV-Rx, L.P. (“Fund IV-Rx”), Flagship VentureLabs IV, LLC (“VentureLabs IV”), Flagship Ventures Fund IV General Partner LLC (“Fund IV GP”), Noubar B. Afeyan, Ph.D. and Edwin M. Kania, Jr.  Fund 2007, Fund 2007 GP, Fund IV, Fund IV-Rx, VentureLabs IV, Fund IV FP, Noubar Afeyan and Edwin Kania are collectively referred to herein as the “Flagship Reporting Persons.” As the general partner of Fund 2007, Fund 2007 GP may be deemed to beneficially own shares of Common Stock directly held by Fund 2007. As the manager of VentureLabs IV, Fund IV may be deemed to beneficially own shares of Common Stock directly held by VentureLabs IV. As the general partner of Fund IV and Fund IV-Rx, Fund IV GP may be deemed to beneficially own shares of Common Stock beneficially owned by Fund IV and directly held by Fund IV-Rx, respectively. Messrs. Afeyan and Kania, as Managers of Fund 2007 GP and Fund IV GP, may be deemed to beneficially own shares of Common Stock beneficially owned by Fund 2007 GP and Fund IV GP, respectively. Fund IV has shared voting and dispositive power over 10,757,414 shares. Fund IV-Rx has shared voting and dispositive power over 1,925,462 shares. VentureLabs IV has shared voting and dispositive power over 2,734,994 shares. Fund IV GP has shared voting and dispositive power over 12,682,876 shares. Messrs. Afeyan and Kania have shared voting and dispositive power over 12,682,876 shares. Fund 2007 and Fund 2007 GP do not have voting or dispositive power over any shares. The address for the Flagship Reporting Persons is c/o Flagship Pioneering, Inc., 55 Cambridge Parkway, Suite 800E, Cambridge, Massachusetts 02142.

[2]

Based solely on a Schedule 13G filed with the SEC on July 6, 2015 by Nestlé Health Science US Holdings, Inc. (“NHS”), NIMCO US, Inc. (“NIMCO”) and Nestlé S.A. (“Nestlé”). NHS is a wholly owned subsidiary of NIMCO, which is a wholly owned subsidiary of Nestlé, a publicly traded company. Each of these entities may be deemed to share voting and investment power with respect to all shares of Common Stock held by NHS. Each of NHS, NIMCO and Nestlé disclaims beneficial ownership of such shares of Common Stock except to the extent of its pecuniary interest therein. The address for NHS and NIMCO is 383 Main Ave., 5th Floor, Norwalk, CT 06851. The address for Nestlé is Avenue Nestlé 55, CH-1800, Vevey Switzerland.

[3]

Based solely on a Schedule 13G/A filed on February 14, 2017 by FMR LLC, Abigail P. Johnson and Select Biotechnology Portfolio. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company (“FMR Co”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. FMR Co carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. FMR LLC has sole voting power over 709,025 shares and sole dispositive power over 6,053,363 shares. Abigail P. Johnson has sole dispositive power over 6,053,363 shares. Select Biotechnology Portfolio has sole voting power over 2,320,475 shares. The address for FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

[4]

Includes 746,223 shares of Common Stock which Dr. Pomerantz has the right to acquire pursuant to outstanding stock options which are or will be immediately exercisable within 60 days of February 16, 2017.

[5]	Includes 15,000 shares of Common Stock which Dr. Afeyan has the right to acquire pursuant to outstanding stock options which are or will be immediately exercisable within 60 days of February 16, 2017.
[6]

Includes 37,500 shares of Common Stock which Dr. Ausiello has the right to acquire pursuant to outstanding stock options which are or will be immediately exercisable within 60 days of February 16, 2017.

[7]	Includes 7,500 shares of Common Stock which Mr. Graves has the right to acquire pursuant to outstanding stock options which are or will be immediately exercisable within 60 days of February 16, 2017.
[8]	Includes 65,000 shares of Common Stock which Mr. Hutt has the right to acquire pursuant to outstanding stock options which are or will be immediately exercisable within 60 days of February 16, 2017.
[9]	Includes 61,875 shares of Common Stock which Mr. Kender has the right to acquire pursuant to outstanding stock options which are or will be immediately exercisable within 60 days of February 16, 2017.
[10]	Includes 61,875 shares of Common Stock which Dr. Kim has the right to acquire pursuant to outstanding stock options which are or will be immediately exercisable within 60 days of February 16, 2017.
[11]	Includes 24,999 shares of Common Stock which Mr. Hashad has the right to acquire pursuant to outstanding stock options which are or will be immediately exercisable within 60 days of February 16, 2017.
[12]

Consists of (a) 13,264,021 shares of Common Stock and (b) 1,650,484 shares of common stock which the holders have the right to acquire pursuant to outstanding stock options which are or will be immediately exercisable within 60 days of February 16, 2017.

Equity Compensation Plan Information

The following table provides information on our equity compensation plans as of December 31, 2016.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans[1]
Equity compensation plans approved by security holders[2]	5,184,633[3]	$14.36[4]	2,108,727[5]
Equity compensation plans not approved by security holders	—	—	—
Total	5,184,633	$14.36	2,108,727
[1]

Pursuant to the terms of the 2015 Incentive Award Plan, or the 2015 Plan, the number of shares of common stock available for issuance under the 2015 Plan automatically increases on each January 1 until and including January 1, 2025, by an amount equal to the lesser of: (a) 4% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (b) such smaller number of shares as is determined by our board of directors. Pursuant to the terms of the 2015 Employee Stock Purchase Plan, or the 2015 ESPP, the number of shares of common stock available for issuance under the 2015 ESPP automatically increases on each January 1 until and including January 1, 2025, by an amount equal to the least of: (a) 400,000 shares, (b) 1% of the shares of common stock outstanding on the final day of the immediately preceding calendar year and (c) such smaller number of shares as is determined by our board of directors.

[2]	Consists of the 2012 Stock Incentive Plan, or the 2012 Plan, the 2015 Plan, and the 2015 ESPP.
[3]

Includes 2,616,454 outstanding options to purchase stock under the 2012 Plan, 2,452,679 outstanding options to purchase stock under the 2015 Plan, and 115,500 restricted stock units under the 2015 Plan.

[4]

As of December 31, 2016, the weighted-average exercise price of outstanding options under the 2012 Plan was $4.73 and the weighted-average exercise price of outstanding options under the 2015 Plan was $24.65.

[5]

As of December 31, 2016, a total of 755,820 shares of stock were available for issuance and no purchase rights were outstanding under the 2015 ESPP and 1,352,907 securities available for future issuance under the 2015 Plan.

Item 13. Certain Relationships and Related Transactions and Director Independence

Policies and Procedures for Related Person Transactions

Our board of directors has adopted a written Related Person Transaction Policy and Procedures, setting forth the policies and procedures for the review and approval or ratification of related person transactions.  This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we (including any of our subsidiaries) are, were or will be a participant, where the amount involved exceeds $120,000 in any fiscal year and a related person has, had or will have a direct or indirect material interest.  Our finance team is primarily responsible for developing and implementing procedures to obtain information regarding potential related person transactions and for determining whether a related person transaction requiring compliance with our policy exists. Our Chief Financial Officer then presents the related person transaction to our Audit Committee. In reviewing and approving any such transaction, our Audit Committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction, the extent of the related person’s interest in the transaction and the conflicts of interest and corporate opportunity provisions under our Code of Business Conduct and Ethics. No director may participate in approval of a related person transaction in which he or she is a related person. Our Audit Committee may also ratify related party transactions that were entered into by management because pre-approval was not feasible and transactions that were not initially recognized as related person transactions. If these transactions are not ratified, our management must make all reasonable efforts to cancel or annul such transactions. Our management must update our Audit Committee on material changes to any approved or ratified related person transaction and provide an annual status report on all then-current related person transactions.   The following are certain transactions, arrangements and relationships with our directors, executive officers and stockholders owning 5% or more of our outstanding Common Stock.

Transactions with Nestle Health Science

In January 2016 we entered into a Collaboration and License Agreement, or the License Agreement, with Nestec Ltd., or NHS, an affiliate of Nestlé Health Science US Holdings, Inc., which holds 17.1% of our Common Stock as of February 16, 2017, for the development and commercialization of certain of our product candidates in development for the treatment and management of C. difficile infection, or CDI, and inflammatory bowel disease, or IBD, including ulcerative colitis and Crohn’s disease. The License Agreement supports the development of our portfolio of products for CDI and IBD in markets outside of the United States and Canada, or the Licensed Territory, and is expected to provide substantial financial support for our ongoing worldwide research and development. We have retained full commercial rights to our entire portfolio of product candidates with respect to the United States and Canada, where we plan to build our own commercial organization.

Under the License Agreement, we granted to NHS an exclusive, royalty-bearing license to develop and commercialize, in the Licensed Territory, certain products based on our microbiome technology that are being developed for the treatment of CDI and IBD, including SER-109, SER-262, SER-287 and SER-301, or the NHS Collaboration Products. Upon mutual agreement, one or more other products based on our microbiome technology for CDI or IBD may be added to the License Agreement in lieu of or in addition to the then-existing NHS Collaboration Products. NHS’ exclusive license in the Licensed Territory to develop and commercialize NHS Collaboration Products extends to any indications for which the parties agree to develop such products. We also granted to NHS a non-exclusive license to export, develop and make NHS Collaboration Products in the licensed fields worldwide solely for commercialization in the licensed fields and in the Licensed Territory. Additionally, the rights to develop and commercialize a given Collaboration Product in certain non-EU countries within the Licensed Territory may revert to us if NHS either elects not to pursue commercialization of such NHS Collaboration Product in such country, or fails to meet certain agreed upon milestones for commercialization of such NHS Collaboration Product in such country. If the licensed rights in any country revert to us in this way, then we would pay to NHS a royalty in the mid-single digits on net sales of such Collaboration Product in such country.

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

In exchange for the license, NHS paid us an upfront cash payment of $120 million in February 2016. NHS has also agreed to pay us tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of NHS Collaboration Products in the Licensed Territory. Additionally, NHS has agreed to pay us up to $660 million for the achievement of certain development and regulatory milestones and up to an aggregate of $1.125 billion for the achievement of certain commercial milestones related to the sales of NHS Collaboration Products. We received a $10 million milestone payment in 2016 associated with the initiation of our Phase 1b study for SER-262 in CDI.

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

Employment Agreements

We have entered into employment agreements with our named executive officers.  For more information regarding these agreements, see Part III, Item 11. “Executive and Director Compensation—Employment Agreements.”

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers.  These agreements, among other things, require us or will require us to indemnify each director (and in certain cases their related venture capital funds) and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

Director Independence

All of our directors, other than Roger J. Pomerantz, M.D., qualify as “independent” in accordance with the listing requirements of NASDAQ. In addition, from March 2013 to June 2016, Werner Cautreels, Ph.D., served as a member of our board of directors and qualified as “independent” in accordance with the listing requirements of NASDAQ. The NASDAQ independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us.  In addition, as required by NASDAQ rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.  Dr. Pomerantz is not independent because he is our President and Chief Executive Officer. There are no family relationships among any of our directors or executive officers.

For additional information regarding our board of directors and their committee memberships see Part III, Item 10, “Directors, Executive Officers, and Corporate Governance.”

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees of PricewaterhouseCoopers LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

Fee Category	2016	2015
Audit Fees	$478,000	$820,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$478,000	$820,000

Audit Fees

Audit fees consist of fees billed for the audit of our annual consolidated financial statements, the review of the interim consolidated financial statements, and related services that are normally provided in connection with registration statements, including the registration statement for our initial public offering. Included in the 2015 audit fees is $420,000 of fees billed in connection with our initial public offering in July 2015.

Audit-Related Fees

There were no such fees incurred in 2016 or 2015.

Tax Fees

Tax fees consist of fees for professional services, including tax consulting and compliance performed by PricewaterhouseCoopers LLP. There were no such fees incurred in 2016 or 2015.

All Other Fees

We did not incur any other fees in 2016 or 2015.

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee has adopted a policy, or the Pre-Approval Policy, which sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent registered accounting firm may be pre-approved. The Pre-Approval Policy generally provides that we will not engage PricewaterhouseCoopers LLP to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the Audit Committee, or specific pre-approval, or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy, or general pre-approval. Unless a type of service to be provided by PricewaterhouseCoopers LLP has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the Audit Committee or by a designated member of the Audit Committee to whom the committee has delegated the authority to grant pre-approvals.  Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval.  For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality.  All such factors will be considered as a whole, and no one factor should necessarily be determinative.  On an annual basis, the Audit Committee reviews and generally pre-approves the services (and related fee levels or budgeted amounts) that may be provided by PricewaterhouseCoopers LLP without first obtaining specific pre-approval from the Audit Committee.  The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations.

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

Item 16. Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Seres Therapeutics, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Seres Therapeutics, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 16, 2017

SERES THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$54,539	$73,933
Investments	138,704	131,149
Prepaid expenses and other current assets	5,126	2,528
Total current assets	198,369	207,610
Property and equipment, net	36,125	7,751
Long-term investments	36,752	—
Restricted cash	1,400	1,539
Total assets	$272,646	$216,900
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$7,587	$5,397
Accrued expenses and other current liabilities	10,812	5,523
Deferred revenue - related party	12,058	—
Total current liabilities	30,457	10,920
Lease incentive obligation, net of current portion	10,730	586
Deferred rent	2,072	—
Deferred revenue, net of current portion - related party	96,756	—
Total liabilities	140,015	11,506
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2016 and 2015; no shares issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2016 and 2015; 40,355,753 and 39,082,017 shares issued and outstanding at December 31, 2016 and 2015	40	39
Additional paid-in capital	306,931	287,937
Accumulated other comprehensive income (loss)	(149)	30
Accumulated deficit	(174,191)	(82,612)
Total stockholders’ equity	132,631	205,394
Total liabilities, convertible preferred stock and stockholders’ equity	$272,646	$216,900

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue:
Collaboration revenue - related party	$21,766	$—	$—
Total revenue	21,766	—	—
Operating expenses:
Research and development expenses	$81,989	38,095	10,718
General and administrative expenses	32,616	16,761	4,364
Total operating expenses	114,605	54,856	15,082
Loss from operations	(92,839)	(54,856)	(15,082)
Other income (expense):
Interest income	2,229	638	—
Interest expense	(969)	(555)	(209)
Revaluation of preferred stock warrant liability	—	(7)	(1,418)
Total other income (expense), net	1,260	76	(1,627)
Net loss	$(91,579)	(54,780)	(16,709)
Accretion of convertible preferred stock to redemption value	—	—	(1,291)
Net loss attributable to common stockholders	$(91,579)	$(54,780)	$(18,000)
Net loss per share attributable to common stockholders, basic and diluted	$(2.30)	$(2.33)	$(2.67)
Weighted average common shares outstanding, basic and diluted	39,846,928	23,532,400	6,748,037
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax of $0	(179)	30	—
Total other comprehensive income (loss)	(179)	30	—
Comprehensive loss	$(91,758)	$(54,750)	$(18,000)

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Series A, A-2, B, C,
	D and D-1					Accumulated
	Convertible		Common Stock		Additional	Other		Total
	Preferred Stock			Par	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Value	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance at December 31, 2013	10,478,189	11,583	6,855,000	7	—	—	(11,123)	(11,116)
Issuance of Series B convertible preferred stock, net of issuance costs of $71	4,831,359	10,558	—	—	—	—	—	—
Issuance of Series C convertible preferred stock, net of issuance costs of $187	3,946,328	47,813	—	—	—	—	—	—
Issuance of Series D and D-1 convertible preferred stock, net of issuance costs of $168	3,611,111	64,832	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	28,687	—	5	—	—	5
Issuance of common stock	—	—	6,563	—	5	—	—	5
Issuance of common stock warrant	—	—	—	—	317	—	—	317
Stock-based compensation expense	—	—	—	—	2,068	—	—	2,068
Accretion of convertible preferred stock to redemption value	—	1,291	—	—	(1,291)	—	—	(1,291)
Net loss	—	—	—	—	—	—	(16,709)	(16,709)
Balance at December 31, 2014	22,866,987	136,077	6,890,250	7	1,104	—	(27,832)	(26,721)
Issuance of common stock upon exercise of stock options	—	—	232,970	—	93	—	—	93
Issuance of common stock upon exercise of common stock warrant	—	—	546,672	1	168	—	—	169
Issuance of common stock upon completion of initial public offering, net of offering costs	—	—	8,545,138	8	139,259	—	—	139,267
Stock-based compensation expense	—	—	—	—	9,694	—	—	9,694
Series D convertible preferred stock issuance costs	—	(24)	—	—	—	—	—	—
Reclassification of preferred stock warrant liability	—	—	—	—	1,589	—	—	1,589
Conversion of convertible preferred stock upon listing	(22,866,987)	(136,053)	22,866,987	23	136,030	—	—	136,053
Unrealized gain on investments	—	—	—	—	—	30	—	30
Net loss	—	—	—	—	—	—	(54,780)	(54,780)
Balance at December 31, 2015	—	—	39,082,017	39	287,937	30	(82,612)	205,394
Issuance of common stock upon exercise of stock options	—	—	1,273,736	1	2,137	—	—	2,138
Stock-based compensation expense	—	—	—	—	16,857	—	—	16,857
Unrealized loss on investments	—	—	—	—	—	(179)	—	(179)
Net loss	—	—	—	—	—	—	(91,579)	(91,579)
Balance at December 31, 2016	—	$—	40,355,753	$40	$306,931	$(149)	$(174,191)	$132,631

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(91,579)	$(54,780)	$(16,709)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	16,857	9,694	2,068
Depreciation and amortization expense	4,205	728	190
Loss from revaluation of preferred stock warrant liability	—	7	1,418
Licensing fees paid in common stock warrant	—	—	317
Non-cash interest expense	—	367	81
Accretion of discount on investments	(386)	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,598)	(2,470)	(7)
Deferred revenue	108,814	—	—
Accounts payable	3,581	2,682	810
Accrued expenses and other liabilities	5,027	2,928	1,474
Net cash provided by (used in) operating activities	43,921	(40,844)	(10,358)
Cash flows from investing activities:
Purchases of property and equipment	(21,492)	(4,362)	(1,001)
Purchases of investments	(290,594)	(267,761)	—
Sales and maturities of investments	246,494	136,390	—
Changes in restricted cash	139	(1,400)	(102)
Net cash used in investing activities	(65,453)	(137,133)	(1,103)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	(24)	123,203
Proceeds from issuance of notes payable and preferred stock warrant, net of issuance costs	—	—	2,000
Proceeds from exercise of stock options and common stock warrants	2,138	262	5
Proceeds from issuance of common stock upon completion of initial public offering	—	143,015	—
Proceeds from issuance of common stock and restricted common stock	—	—	5
Repayment of notes payable	—	(2,600)	(400)
Payments of initial public offering costs	—	(2,928)	(821)
Net cash provided by financing activities	2,138	137,725	123,992
Net increase (decrease) in cash and cash equivalents	(19,394)	(40,252)	112,531
Cash and cash equivalents at beginning of year	73,933	114,185	1,654
Cash and cash equivalents at end of year	$54,539	$73,933	$114,185
Supplemental disclosure of cash flow information:
Cash paid for interest	$109	$163	$122
Supplemental disclosure of non-cash investing and financing activities:
Accretion of convertible preferred stock to redemption value	$—	$—	$1,291
Deferred offering costs included in accounts payable	$—	$—	$863
Property and equipment purchases included in accounts payable and accrued expenses	$1,650	$2,953	$101

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

1.	Nature of the Business and Basis of Presentation

Seres Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in October 2010 under the name Newco LS21, Inc. In October 2011, the company changed its name to Seres Health, Inc., and in May 2015, the Company changed its name to Seres Therapeutics, Inc. The Company is a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to restore health by repairing the function of a dysbiotic microbiome. The Company’s lead product candidate, SER-109, is designed to prevent further recurrences of Clostridium difficile infection (“CDI”), a debilitating infection of the colon, and, if approved by the U.S. Food and Drug Administration (“FDA”), could be a first-in-field oral microbiome drug. Using its microbiome therapeutics platform, the Company is developing additional product candidates to treat diseases where the microbiome is implicated, including SER-262, a synthetic product candidate, to prevent an initial recurrence of primary CDI, SER-287 to treat ulcerative colitis, SER-301, a synthetic inflammatory bowel disease product candidate, and SER-155, a synthetic product candidate, to improve clinical outcomes following allogeneic hematopoietic stem cell transplantation (allo-HSCT) due to infections and graft-versus-host disease. The Company is also using its microbiome therapeutics platform to conduct research on metabolic diseases, such as non-alcoholic steatohepatitis (NASH); inflammatory diseases, such as Crohn’s disease; rare liver disorders such as primary sclerosing cholangitis (PSC); and immuno-oncology treatments.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows and had an accumulated deficit of $174,191 and $82,612 as of December 31, 2016 and 2015, respectively. The Company expects that its cash, cash equivalents and investments at December 31, 2016 of $229,995 will enable it to fund its operating expense and capital expenditure requirements through 2018.  The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

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

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, corporate bonds, and certificates of deposit purchased with original maturities of less than 90 days from the date of purchase, are stated at fair value.

Restricted Cash

The Company held cash of $1,400 as of December 31, 2016 and $1,539 as of December 31, 2015 in a separate restricted bank account as a security deposit for the lease of the Company’s facilities. The Company has classified these deposits as long-term restricted cash on its balance sheet.

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

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs (non-current) until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the financing. As of December 31, 2016 and 2015 the Company had recorded no deferred offering costs. On July 1, 2015, the Company reclassified $3,748 of deferred offering costs to additional paid in capital as a reduction of the proceeds from the IPO.

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

Accounting for Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognizes compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Generally, the Company issues stock options, restricted stock units and restricted stock awards with only service-based vesting conditions and records the expense for these awards using the straight-line method. For stock options or restricted stock units issued with performance-based vesting conditions, the stock compensation expense related to these awards is recognized based on the grant date fair value when achievement of the performance condition is deemed probable.

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

The Company recognizes adjustments to stock compensation expense for forfeitures as they occur.

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

Refer to footnote 10 for further information related to the Company’s collaboration and license agreement with Nestec, Ltd.

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

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on developing Ecobiotic microbiome therapeutics to treat dysbiosis in the colonic microbiome. Revenue to date has been generated solely through the Company's collaboration with Nestle Health Science, all of which has been earned in the United States. All tangible assets are held in the United States

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. There was no difference between net loss and comprehensive loss for the year ended December 31, 2014. For the years ended December 31, 2016 and 2015, other comprehensive income (loss) consisted of changes in unrealized gains (losses) from available-for-sale investments.

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

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies how a company identifies promised goods or services and clarifies whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectibility, non-cash consideration and the presentation of sales and other similar taxes collected from customers. In December 2016 the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance issued in ASU 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples.  We are currently evaluating the method of adoption and the potential impact that Topic 606 may have on the Company’s financial position and results of operation.

In August 2014, the FASB issued guidance that explicitly requires a company’s management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The standard was effective for us on December 31, 2016. The adoption of this standard did not have a material impact on our consolidated financial statements and related disclosures.

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

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which amends the accounting for employee share-based payment transactions to require recognition of the tax effects resulting from the settlement of stock-based awards as income tax expense or benefit in the income statement in the reporting period in which they occur. In addition, the ASU requires that all tax-related cash flows resulting from share-based payments, including the excess tax benefits related to the settlement of stock-based awards, be classified as cash flows from operating activities in the statement of cash flows. The ASU also requires that cash paid by directly withholding shares for tax withholding purposes be classified as a financing activity in the statement of cash flows. In addition, the ASU also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest, consistent with current U.S. GAAP, or account for forfeitures when they occur. The Company has elected to early adopt ASU 2016-09 for the year ended December 31, 2016. The adoption of this standard did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. The new standard addresses specific cash flow issues with the objective of reducing existing diversity in practice. The new standard will be effective for the Company on January 1, 2018. The Company is in the process of evaluating the impact of this new guidance.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash.  The new standard requires restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The new standard will be effective for the Company on January 1, 2018. The Company is in the process of evaluating the impact of this new guidance.

3.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities as of December 31, 2016 and 2015 that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2016 Using:
	Level 1	Level 2	Level 3	Not Subject to Leveling (1)	Total
Assets:
Cash Equivalents	$—	$4,740	$—	$1,567	$6,307
Repurchase Agreements	—	7,000	—	—	7,000
Investments:
Commercial Paper	—	19,689	—	—	19,689
Certificates of Deposit	—	10,629	—	—	10,629
Corporate Bonds	—	94,609	—	—	94,609
Government Securities	—	33,466	—	—	33,466
Treasury Bonds	—	17,063	—	—	17,063
	$—	$187,196	$—	$1,567	$188,763
(1)	Certain cash equivalents and investments that are valued using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

	Fair Value Measurements as of December 31, 2015 Using:
	Level 1	Level 2	Level 3	Not Subject to Leveling (1)	Total
Assets:
Cash Equivalents	$—	$11,952	$—	$11,173	$23,125
Repurchase Agreements	—	20,000	—	—	20,000
Investments:
Commercial Paper	—	64,820	—	—	64,820
Corporate Bonds	—	46,490	—	—	46,490
Government Securities	—	15,819	—	—	15,819
Treasury Bonds	—	4,020	—	—	4,020
	$—	$163,101	$—	$11,173	$174,274
(1)	Certain cash equivalents and investments that are valued using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

As of December 31, 2016, the Company’s cash equivalents consisted of money market funds, corporate bonds, certificates of deposits, and repurchase agreements with original maturities of less than 90 days from the date of purchase and were valued based on Level 2 inputs. Repurchase agreements are agreements with banks to repurchase notes that are collateralized by U.S. government securities.  All repurchase agreements have overnight maturities.

As of December 31, 2015, the Company’s cash equivalents consisted of money market funds, corporate bonds, commercial paper, and repurchase agreements with original maturities of less than 90 days from the date of purchase and were valued based on Level 2 inputs. Repurchase agreements are agreements with banks to repurchase notes that are collateralized by U.S. government securities.

The fair value of the Company’s investments, which consisted of corporate bonds, commercial paper, certificates of deposit, government securities, and treasury bonds as of December 31, 2016 and 2015, were determined using Level 2 inputs. During the years ended December 31, 2016 and 2015, there were no transfers between Level 1, Level 2 and Level 3.

4.	Investments

As of December 31, 2016 and 2015, the fair value of available-for-sale investments by type of security was as follows:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial Paper	$19,631	$58	$—	$19,689
Certificates of Deposit	10,629	—	—	10,629
Corporate Bonds	94,764	—	(155)	94,609
Government Securities	33,513	—	(47)	33,466
Treasury Bonds	17,066	1	(4)	17,063
	$175,603	$59	$(206)	$175,456

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

5.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31, 2016	December 31, 2015
Laboratory equipment	$10,711	$4,370
Computer equipment	1,335	408
Furniture and office equipment	1,010	285
Leasehold improvements	27,807	1,856
Construction in progress	442	1,843
	41,305	8,762
Less: Accumulated depreciation and amortization	(5,180)	(1,011)
	$36,125	$7,751

Depreciation and amortization expense was $4,205, $728 and $190 for the years ended December 31, 2016, 2015 and 2014, respectively.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2016	December 31, 2015
Development and clinical manufacturing costs	$3,350	$1,436
Payroll and payroll-related costs	3,698	2,756
Professional fees	448	184
Facility and other	3,316	1,147
	$10,812	$5,523

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

7.	Preferred Stock Warrant Liability

In September 2013, the Company issued a warrant to purchase 92,127 shares of Series A-2 convertible preferred stock in connection with the loan security agreement. The warrant was immediately exercisable at an exercise price of $1.78 per share and had a contractual term of ten years from issuance. The fair value of the warrant at issuance was estimated to be $156 and was recorded as a debt discount and as a preferred stock warrant liability.

The Company classified the warrant to purchase shares of its Series A-2 convertible preferred stock as a liability on its consolidated balance sheets and subsequently re-measured to fair value at each balance sheet date. Changes in fair value of the warrant were recognized as a component of other income (expense), net, in the consolidated statement of operations and comprehensive loss.

The Company recorded losses of $7 and $1,418 for the years ended December 31, 2015 and 2014, respectively, to reflect the change in fair value of this preferred stock warrant.

The following assumptions and inputs were used in determining the fair value of the preferred stock warrant liability valued using the Black-Scholes option-pricing model:

	Year Ended December 31,
	2015	2014
Risk-free interest rate	2.40%	2.17%
Expected term (in years)	8.2	8.7
Expected volatility	91.2%	84.0%
Expected dividend yield	0%	0%
Fair value of Series A-2 convertible preferred stock	$17.26	$17.18

The following table provides a rollforward of the fair value of the Company’s preferred stock warrant liability:

Fair Value
Balance as of December 31, 2013	164
Loss on revaluation	1,418
Balance as of December 31, 2014	$1,582
Loss on revaluation	7
Reclassification to stockholders’ equity	(1,589)
Balance as of December 31, 2015	$—

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

There was no balance related to the preferred stock warrant liability as of December 31, 2016 and 2015.

8.	Convertible Preferred Stock

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

The total number of shares of common stock that may be issued under the 2012 Plan was 1,261,836 shares as of December 31, 2013. In May 2014, the Company effected an increase in the number of shares of common stock reserved for issuance under the 2012 Plan to 3,561,836 shares. In December 2014, the Company effected an increase in the number of shares of common stock reserved for issuance under the 2012 Plan to 3,608,029 shares. The total number of shares of common stock that may be issued under the 2012 Plan was 3,608,029 shares as of December 31, 2014. In March 2015, the Company effected an increase in the number of shares of common stock reserved for issuance under the 2012 Plan to 4,309,653 shares. As of December 31, 2016, there were no shares available for future grant under the 2012 Plan.

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

2015 Incentive Award Plan

On June 16, 2015, the Company’s stockholders approved the 2015 Incentive Award Plan (the “2015 Plan”), which became effective on June 25, 2015. The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan is the sum of (i) 2,200,000 shares of common stock and (ii) the number of shares subject to awards outstanding under the 2012 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2015 Plan. In addition, the number of shares of common stock that may be issued under the 2015 Plan is subject to increase on the first day of each calendar year, beginning in 2016 and ending in 2025, equal to the lesser of (i) 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding applicable calendar year and (ii) an amount determined by the Company’s board of directors.  As of December 31, 2016, there were 1,352,907 shares available for future grant under the 2015 Plan.

2015 Employee Stock Purchase Plan

On June 16, 2015, the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 25, 2015. A total of 365,000 shares of common stock were reserved for issuance under the ESPP. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each calendar year, beginning in 2016 and ending in 2025, by an amount equal to the least of (i) 400,000 shares, (ii) 1% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (iii) an amount determined by the Company’s board of directors. Offering periods under the ESPP will commence when determined by the plan administrator. As of December 31, 2016, there were no shares issued under the ESPP.

Stock Option Valuation

The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.54%	1.80%	1.83%
Expected term (in years)	6.0	6.0	6.0
Expected volatility	84.2%	81.4%	83.5%
Expected dividend yield	0%	0%	0%

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Stock Options

The following table summarizes the Company’s stock option activity for the twelve months ended December 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2015	5,026,246	$8.01	8.70	$136,945
Granted	1,695,125	26.04
Exercised	(1,273,736)	1.68
Forfeited	(378,502)	24.93
Outstanding as of December 31, 2016	5,069,133	$14.36	8.26	$16,736
Options vested and expected to vest as of December 31, 2016	5,069,133	$14.36	8.26	$16,736
Options exercisable as of December 31, 2016	1,686,284	$8.05	7.62	$9,048

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2016, 2015 and 2014 was $18.45, $14.56, and $4.25 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015, and 2014 was $34,871, $4,125, and $512.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The Company granted performance-based stock options to certain employees. These stock options were exercisable only upon achievement of specified performance targets. During the year ended December 31, 2016, the Company determined that the achievement of these specified performance targets occurred. Upon achievement of the performance targets, 60,000 options became immediately vested.  The Company recorded stock based compensation expense of $235 during the year ended December 31, 2016 related to these awards. The grant date fair value of these awards was $3.92 per share.

As of December 31, 2016 and 2015, there were outstanding unvested service-based stock options held by non-employees for the purchase of 63,375 and 27,750 shares, respectively, of common stock.

Restricted Stock Units

The Company has granted restricted stock units with time-based vesting conditions.  The table below summarizes the Company’s restricted stock activity for the twelve months ended December 31, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2015	—	$—
Granted	115,500	$9.78
Vested	—	$—
Unvested restricted stock units as of December 31, 2016	115,500	$9.78

The aggregate intrinsic value of restricted stock units that vested during the years ended December 31, 2016, 2015 and 2014 was $0, $1,508, and $684, respectively.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2016	2015	2014
Research and development expenses	$8,310	$5,297	$1,068
General and administrative expenses	8,547	4,397	1,000
	$16,857	$9,694	$2,068

As of December 31, 2016, the Company had an aggregate of $35,405 of unrecognized stock- based compensation cost, which is expected to be recognized over a weighted average period of 2.66 years.

10. Collaboration Revenue

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

Under the License Agreement, the Company granted to NHS an exclusive, royalty-bearing license to develop and commercialize, in the Licensed Territory, certain products based on its microbiome technology that are being developed for the treatment of CDI and IBD, including SER-109, SER-262, SER-287 and SER-301, (collectively, the “NHS Collaboration Products”). The License Agreement sets forth the Company’s and NHS’ respective obligations for development, commercialization, regulatory and manufacturing and supply activities for the NHS Collaboration Products with respect to the licensed fields and the Licensed Territory.

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

In exchange for the license, NHS agreed to pay the Company an upfront cash payment of $120,000, which the Company received in February 2016. NHS also agreed to pay the Company tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of NHS Collaboration Products in the Licensed Territory. The Company is eligible to receive up to $285,000 in development milestone payments, $375,000 in regulatory payments and up to an aggregate of $1,125,000 for the achievement of certain commercial milestones related to the sales of NHS Collaboration Products.

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

The Company will recognize revenue utilizing a time-based proportional performance model where revenue related to each payment is recognized over the ten year performance period.  As of December 31, 2016, the only consideration that is fixed and determinable is the non-refundable upfront payment of $120,000 and $580 for the reimbursement of development services since the inception of the arrangement. For additional consideration that could be received for research and development services and/or manufacturing services for clinical supply, the Company will recognize a cumulative catch-up for the amount of time that has elapsed and spread the unrecognized portion over the remaining performance period.

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

During the year ended December 31, 2016, the Company received $10,000 from NHS in connection with the initiation of the Phase 1b study for SER-262 in CDI. The Company recognizes revenue associated with substantive milestones in accordance with FASB ASC Topic 605-28, Revenue Recognition-Milestone Method. The $10,000 was recognized in full as related party collaboration revenue during the year ended December 31, 2016.

Royalties will be recorded as revenue in the period they are earned assuming all other revenue recognition criteria are met.

During the year ended December 31, 2016, the Company recognized $21.8 million of related party revenue associated with the License Agreement. As of December 31, 2016, there was $108.8 million of deferred revenue related to the License Agreement, which is classified as current or non-current in the consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next twelve months. All costs associated with the License Agreement are recorded in research and development expense in the consolidated statements of operations and comprehensive loss.

11.	Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net loss	$(91,579)	$(54,780)	$(16,709)
Accretion of convertible preferred stock to redemption value	—	—	(1,291)
Net loss attributable to common stockholders	$(91,579)	$(54,780)	$(18,000)
Denominator:
Weighted average common shares outstanding, basic and diluted	39,846,928	23,532,400	6,748,037
Net loss per share attributable to common stockholders, basic and diluted	$(2.30)	$(2.33)	$(2.67)

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

	Year Ended December 31,
	2016	2015	2014
Stock options to purchase common stock	5,069,133	5,026,246	3,579,342
Unvested restricted stock units	115,500	—	—
Unvested restricted common stock	—	—	52,500
Warrants for the purchase of convertible preferred stock	—	—	92,127
Warrants for the purchase of common stock	—	—	738,635
Convertible preferred stock (as converted to common stock)	—	—	21,478,098
	5,184,633	5,026,246	25,940,702

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

12.	Commitments and Contingencies

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

On November 11, 2015, the Company entered into a non-cancelable property lease with BMR-Sidney Research Campus LLC (“BMR”) for 83,396 square feet of office, laboratory and pilot manufacturing space at 200 Sidney Street, Cambridge, Massachusetts. The lease term commenced in March 2016 and ends in November 2023. The Company has the option to extend the lease twice, each for a five-year period. The Company moved its corporate headquarters to this location in April 2016. BMR has contributed a total of $12,509 toward the cost of tenant improvements.  BMR’s contributions toward the cost of tenant improvements is recorded as a lease incentive obligation on the Company’s consolidated balance sheet. The lease incentive obligation is amortized to the Company’s consolidated statement of operations as reductions to rent expense over the lease term. As of December 31, 2016, we recorded a lease incentive obligation of $12,080.  During the year ended December 31, 2016, we amortized $429 of this lease incentive obligation as a reduction to rent expense.

During the years ended December 31, 2016, 2015 and 2014, the Company recognized $3,826 , $1,246, and $543, respectively, of rental expense related to office and laboratory space.

Future minimum lease payments for these operating leases as of December 31, 2016 are as follows:

Year Ending December 31,
2017	$5,978
2018	6,158
2019	6,342
2020	6,120
2021	6,222
2022 and thereafter	11,529
Total	$42,349

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2016 or 2015.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Legal Proceedings

On September 28, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts against the Company entitled Mariusz Mazurek v. Seres Therapeutics, Inc., et.al. and on February 12, 2017, the Company received an amended complaint. The lawsuit alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, by making allegedly false and misleading statements and omissions about the Company’s clinical trials for its product candidate SER-109 in the Company’s public disclosures between June 25, 2015 and July 29, 2016. The lawsuit seeks, among other things, damages in connection with the Company’s allegedly inflated stock price between June 25, 2015 and July 29, 2016 as a result of those allegedly false and misleading statements, as well as interest, attorneys’ fees and costs. The Company can make no assurances as to the time or resources that will need to be devoted to this lawsuit or its final outcome, or the impact, if any, of this lawsuit or any proceedings on its business, financial condition, results of operations and cash flows. While the Company is vigorously defending against all claims asserted, this litigation could result in substantial costs to the Company and a diversion of the Company’s management’s attention and resources, which could harm its business. In addition, the uncertainty of the pending lawsuit or potential filing of additional lawsuits could lead to more volatility and a reduction in the Company’s stock price. Given the early stage of the litigation, at this time the Company is unable to reasonably estimate possible losses or form a judgment that an unfavorable outcome is either probable or remote. It is not currently possible to assess whether or not the outcome of these proceedings may have a material adverse effect on the Company.

13.	Income Taxes

During the years ended December 31, 2016, 2015 and 2014, the Company recorded no income tax benefits for the net operating losses incurred in each year or interim period, due to its uncertainty of realizing a benefit from those items.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
Research and development tax credits	(8.8)	(5.7)	(3.8)
State taxes, net of federal benefit	(5.8)	(5.3)	(5.3)
Stock-based compensation	(6.3)	4.1	2.3
Revaluation of preferred stock warrant liability	—	—	3.3
Other	0.1	0.3	0.2
Change in deferred tax asset valuation allowance	54.8	40.6	37.3
Effective income tax rate	—%	—%	—%

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Net deferred tax assets as of December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$18,481	$25,293
Research and development tax credit carryforwards	14,991	4,180
Capitalized organization costs	483	527
Stock-based compensation expense	5,624	1,897
Charitable Contributions	6	5
Deferred Revenue	42,742	—
Accrued expenses	5,560	977
Capitalized research and development expenses	115	126
Total deferred tax assets	$88,002	33,005
Deferred tax liabilities:
Depreciation and amortization	(5,008)	(228)
Total deferred tax liabilities	(5,008)	(228)
Valuation allowance	$(82,994)	(32,777)
Net deferred tax assets	$—	$—

As of December 31, 2016, the Company had net operating loss carryforwards for federal and state income tax purposes of $47,165 and $46,296, respectively, which both begin to expire in 2031. As of December 31, 2016, the Company also had available research and development tax credit carryforwards for federal and state income tax purposes of $13,500 and $2,260, respectively, which begin to expire in 2031 and 2028, respectively. The federal research and development tax credits include an orphan drug credit carryforward of $8,473. Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. Since our formation, we have raised capital through the issuance of capital stock on several occasions. These financings, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control as defined by Section 382 or could result in a change of control in the future upon subsequent disposition. We conducted an analysis under Section 382 to determine if historical changes in ownership through August 31, 2015 would limit or otherwise restrict our ability to utilize these NOL and R&D credit carryforwards. As a result of this analysis, we do not believe there are any significant limitations on our ability to utilize these carryforwards. However, future changes in ownership after August 31, 2015 could affect the limitation in future years. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. At December 31, 2016, $20,211 of the federal net operating loss carryforwards, and $20,211 of the state net operating loss carryforwards relate to excess stock based compensation tax benefits for which the benefit will be recorded to additional paid-in capital when recognized. The Company early adopted ASU 2016-09, and as such, as of December 31, 2016, those amounts have been recorded as a deferred tax asset and offset by a valuation allowance.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2016 and 2015. Management reevaluates the positive and negative evidence at each reporting period.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2016, 2015 and 2014 related primarily to the increases in net operating loss carryforwards, research and development tax credit carryforwards and stock-based compensation were as follows:

	Year Ended December 31,
	2016	2015	2014
Valuation allowance at beginning of year	$(32,777)	$(10,522)	$(4,294)
Decreases recorded as benefit to income tax provision	—	—	—
Increases recorded to income tax provision	(50,217)	(22,255)	(6,228)
Valuation allowance as of end of year	$(82,994)	$(32,777)	$(10,522)

During the year ended December 31, 2016, the Company was awarded a $0.9 million tax incentive for job creation from the Massachusetts Life Sciences Center. The program was established in 2008 in order to incentivize life sciences companies to create new sustained jobs in Massachusetts. Jobs must be maintained for at least five years, during which time the grant proceeds can be recovered by the Massachusetts Department of Revenue ("DOR") if the Company does not meet and maintain its job creation commitments. The award was received in 2016 and recognized as other income in the consolidated statement of operations. As of December 31, 2016, the Company determined that it did not satisfy the job creation commitments under the award, and the full amount of $0.9 million was reversed from other income and the award has been recorded as other current liabilities. The Company is currently evaluating future treatment of the award, pending further discussion with the Mass Life Sciences Center.

14.	Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2016 and 2015. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Collaboration revenue - related party (1)	$2,710	$3,004	$13,015	$3,037	$21,766
Total operating expenses	22,626	31,144	32,110	28,725	114,605
Loss from operations	(19,916)	(28,140)	(19,095)	(25,688)	(92,839)
Net loss	(19,704)	(27,913)	(18,688)	(25,274)	(91,579)
Net loss per share applicable to common stockholders - basic and diluted	$(0.50)	$(0.70)	$(0.46)	$(0.63)	$(2.30)

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Collaboration revenue - related party (1)	$—	$—	$—	$—	$—
Total operating expenses	8,167	12,340	14,561	19,788	54,856
Loss from operations	(8,167)	(12,340)	(14,561)	(19,788)	(54,856)
Net loss	(7,971)	(12,555)	(14,620)	(19,634)	(54,780)
Net loss per share applicable to common stockholders - basic and diluted	$(1.15)	$(1.45)	$(0.38)	$(0.50)	$(2.33)

(1)

In January 2016, the Company entered into a Collaboration and License Agreement with NHS for the development and commercialization of certain of its product candidates. In exchange for the license, NHS paid the Company an upfront cash payment of $120 million, which the Company received in February 2016 and is being recognized as revenue over the ten year performance period. During the quarter ended September 30, 2016, the Company received $10 million from NHS related to achievement of a milestone within this agreement, which was recognized in full as related party collaboration revenue during 2016.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

15.	Related Party Transactions

In October 2010, the Company entered into a services agreement with Flagship Ventures Management, Inc., an affiliate of one of its stockholders (and now known as Flagship Pioneering), Flagship Venture Funds, to provide general and administrative services to the Company, including the employer portions of employee health and dental benefit plans for Seres Therapeutics employees and consulting services. The Company made payments under the agreement of $ 17, $502, and $454 during the years ended December 31, 2016, 2015 and 2014, respectively. There were no amounts due to Flagship Pioneering, related to the services agreement as of December 31, 2016 and 2015.

As described in Note 10, in January 2016 the Company entered into a License Agreement with NHS for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including ulcerative colitis and Crohn’s disease. NHS is a related party since NHS is an affiliate of Nestlé Health Science, one of the Company’s significant stockholders. During the year ended December 31, 2016, the Company recognized $21,766 of related party revenue associated with the License Agreement. As of December 31, 2016, there was $108,814 of deferred revenue related to the License Agreement, which is classified as current or non-current in the consolidated balance sheets. The Company has made no payments to NHS during the year ended December 31, 2016. There is $306 due from NHS as of December 31, 2016 for the reimbursement of development costs, which is classified as other current assets in the Company’s consolidated balance sheet.

16.	401(k) Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2016, the Company has elected to match 50% of the first 6% of an employee’s deferral. Company contributions are expensed in the year for which they are declared. During the year ended December 31, 2016, the Company recorded expense of $457 for accrued 401(k) match contributions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERES THERAPEUTICS, INC.

Date: March 16, 2017	By:	/s/ Roger J. Pomerantz
Roger J. Pomerantz
President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger J. Pomerantz	President, Chief Executive Officer	March 16, 2017
Roger J. Pomerantz, M.D.	and Chairman of the Board
(principal executive officer)

/s/ Eric D. Shaff	Chief Financial Officer and	March 16, 2017
Eric D. Shaff	Executive Vice President (principal
financial and accounting officer)

/s/ Noubar B. Afeyan	Director	March 16, 2017
Noubar B. Afeyan, Ph.D.

/s/ Dennis Ausiello	Director	March 16, 2017
Dennis Ausiello, M.D.

/s/ Grégory Behar	Director	March 16, 2017
Grégory Behar

/s/ Kurt C. Graves	Director	March 16, 2017
Kurt C. Graves

/s/ Peter Barton Hutt	Director	March 16, 2017
Peter Barton Hutt

/s/ Richard N. Kender	Director	March 16, 2017
Richard N. Kender

/s/ Lorence H. Kim	Director	March 16, 2017
Lorence H. Kim, M.D.

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15
3.2	Amended and Restated By-Laws	8-K	001-37465	3.2	7/1/15
4.1	Amended and Restated Investors’ Rights Agreement, dated December 19, 2014, by and among the Registrant and each of the investors listed on Schedule A thereto	S-1	333-204484	4.1	5/27/15
4.2	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-204484	4.2	6/16/15
10.1#	2015 Incentive Award Plan and forms of award agreements thereunder	S-1/A	333-204484	10.2	6/16/15
10.2#	2015 Employee Stock Purchase Plan	S-1/A	333-204484	10.3	6/16/15
10.3#	Non-Employee Director Compensation Program	S-1/A	333-204484	10.4	6/16/15
10.4	Lease Agreement, dated April 1, 2015, by and between the Registrant and ARE-MA Region No. 38, LLC	S-1	333-204484	10.13	5/27/15
10.5	Lease, dated November 11, 2015, by and between the Registrant and BMR-Sidney Research Campus, LLC	10-K	001-37465	10.13	3/14/16
10.6#	Employment Agreement, dated June 14, 2015, by and between the Registrant and Roger J. Pomerantz	S-1/A	333-204484	10.6	6/16/15
10.7#	First Amendment to Employment Agreement, dated February 3, 2016, by and between the Registrant and Roger J. Pomerantz	8-K	001-37465	10.1	2/4/16
10.8#	Employment Agreement, dated June 14, 2015, by and between the Registrant and Eric D. Shaff	S-1/A	333-204484	10.7	6/16/15
10.9#	Amendment to Employment Agreement, dated August 7, 2015 by and between the Registrant and Eric. D. Shaff	10-Q	001-37465	10.7	8/10/15
10.10#	Employment Agreement, dated June 13, 2015, by and between the Registrant and David N. Cook	S-1/A	333-204484	10.8	6/16/15
10.11#	Amendment to Employment Agreement, dated June 13, 2015 by and between the Registrant and David N. Cook	10-Q	001-37465	10.9	8/10/15
10.12#	Employment Agreement, dated August 10, 2015, by and between the Registrant and John G. Aunins	10-Q	001-37465	10.10	8/10/15
10.13#	Amendment to Employment Agreement, dated February 8, 2017 by and between the Registrant and John G. Aunins					*
10.14#	Employment Agreement, dated June 13, 2015, by and between the Registrant and Michele Trucksis	S-1/A	333-204484	10.10	6/16/15
10.15#	Amendment to Employment Agreement, dated August 7, 2015 by and between the Registrant and Michele Trucksis	10-Q	001-37465	10.12	8/10/15
10.16#	Employment Agreement, dated December 11, 2015, by and between the Registrant and Wael Hashad	10-Q	001-37465	10.3	5/16/16
10.17#	Employment Agreement, dated April 26, 2016 by and between the Registrant and Thomas J. DesRosier	10-Q	001-37465	10.1	8/11/16
10.18^	Collaboration and License Agreement, dated January 9, 2016, by and between the Registrant and Nestec Ltd.	10-Q	001-37465	10.1	5/16/16
21.1	Subsidiaries of Seres Therapeutics, Inc.	S-1/A	333-204484	21.1	6/16/15

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.
^	Confidential treatment has been granted with respect to redacted portions of this exhibit. Redacted portions of this exhibit have been filed separately with the SEC.