Form 10-Q
period 2017-03-31
Seres Therapeutics, Inc.
filed 2017-05-04
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-37465

Seres Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-4326290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Sidney Street - 4th Floor Cambridge, MA	02139
(Address of principal executive offices)	(Zip Code)

(617) 945-9626

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2017, the registrant had 40,390,628 shares of common stock, $0.001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward looking statements are subject to numerous risks, including, without limitation, the following:

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$41,899	$54,539
Investments	145,174	138,704
Prepaid expenses and other current assets	5,188	5,126
Total current assets	192,261	198,369
Property and equipment, net	36,089	36,125
Long-term investments	15,099	36,752
Restricted cash	1,401	1,400
Total assets	$244,850	$272,646
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,636	$7,587
Accrued expenses and other current liabilities	9,550	10,812
Deferred revenue - related party	12,058	12,058
Total current liabilities	27,244	30,457
Lease incentive obligation, net of current portion	10,295	10,730
Deferred rent	2,117	2,072
Deferred revenue, net of current portion - related party	93,741	96,756
Total liabilities	133,397	140,015
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2017 and December 31, 2016; no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2017 and December 31, 2016; 40,386,878 and 40,355,753 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	40	40
Additional paid-in capital	311,229	306,931
Accumulated other comprehensive income	(151)	(149)
Accumulated deficit	(199,665)	(174,191)
Total stockholders’ equity	111,453	132,631
Total liabilities and stockholders’ equity	$244,850	$272,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenue:
Collaboration revenue - related party	$3,015	$2,710
Total revenue	3,015	2,710
Operating expenses:
Research and development expenses	$20,143	$15,416
General and administrative expenses	8,762	7,210
Total operating expenses	28,905	22,626
Loss from operations	(25,890)	(19,916)
Other income (expense):
Interest income	775	268
Other income (expense):	(359)	(56)
Total other income, net	416	212
Net loss	$(25,474)	$(19,704)
Net loss per share attributable to common stockholders, basic and diluted	$(0.63)	$(0.50)
Weighted average common shares outstanding, basic and diluted	40,368,536	39,186,130
Other comprehensive (loss) income:
Unrealized (loss) gain on investments, net of tax of $0	(2)	78
Total other comprehensive (loss) income	(2)	78
Comprehensive loss	$(25,476)	$(19,626)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(25,474)	$(19,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,279	3,904
Depreciation and amortization expense	1,730	386
Non-cash interest expense	3	54
Accretion of discount on investments	(59)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(62)	(1,040)
Deferred revenue	(3,015)	117,290
Accounts payable	(1,916)	1,331
Accrued expenses and other current liabilities	(1,135)	(806)
Net cash provided by (used in) operating activities	(25,649)	101,415
Cash flows from investing activities:
Purchases of property and equipment	(2,247)	(3,400)
Purchases of investments	(22,513)	(45,301)
Maturities of investments	37,751	66,425
Changes in restricted cash	(1)	(1)
Net cash provided by investing activities	12,990	17,723
Cash flows from financing activities:
Proceeds from exercise of stock options and common stock warrants	19	157
Net cash provided by financing activities	19	157
Net increase (decrease) in cash and cash equivalents	(12,640)	119,295
Cash and cash equivalents at beginning of period	54,539	73,933
Cash and cash equivalents at end of period	$41,899	$193,228
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$10
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$349	$3,395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(Unaudited)

1.	Nature of the Business and Basis of Presentation

Seres Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in October 2010 under the name Newco LS21, Inc. In October 2011, the company changed its name to Seres Health, Inc., and in May 2015, the Company changed its name to Seres Therapeutics, Inc. The Company is a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to restore health by repairing the function of a dysbiotic microbiome. The Company’s lead product candidate, SER-109, is designed to prevent further recurrences of Clostridium difficile infection (“CDI”), a debilitating infection of the colon, and, if approved by the U.S. Food and Drug Administration (“FDA”), could be a first-in-field oral microbiome drug. Using its microbiome therapeutics platform, the Company is developing additional product candidates to treat diseases where the microbiome is implicated, including SER-262, a synthetic product candidate, to prevent an initial recurrence of primary CDI, SER-287 to treat ulcerative colitis, SER-301, a synthetic inflammatory bowel disease product candidate, and SER-155, a synthetic product candidate, to improve clinical outcomes following allogeneic hematopoietic stem cell transplantation (“allo-HSCT”) due to infections and graft-versus-host disease. The Company is also using its microbiome therapeutics platform to conduct research on metabolic diseases, such as non-alcoholic steatohepatitis (NASH); inflammatory diseases, such as Crohn’s disease; rare liver disorders such as primary sclerosing cholangitis (PSC); and immuno-oncology treatments.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows and had an accumulated deficit of $199,665 and $174,191 as of March 31, 2017 and December 31, 2016, respectively. The Company expects that its cash, cash equivalents and investments at March 31, 2017 of $202,172 will enable it to fund its operating expense and capital expenditure requirements through 2018.  The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 16, 2017.

The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The condensed consolidated balance sheet at December 31, 2016 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of March 31, 2017 and consolidated results of operations and cash flows for the three months ended March 31, 2017 and 2016. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017.

2.	Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2016, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2017.

During the three months ended March 31, 2017, the Company recorded revenue in connection with its collaboration agreement. See Note 9, “Collaboration Revenue,” for additional information.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, the accrual of research and development expenses and the valuation of common stock and stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

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

The Company’s restricted stock units granted by the Company entitle the holder of such awards to dividends declared or paid by the board of directors, regardless of whether such awards are unvested, as if such shares were outstanding common shares at the time of the dividend. However, the unvested restricted stock awards are not entitled to share in the residual net assets (deficit) of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2017	2016
Stock options to purchase common stock	6,251,352	5,882,186
Unvested restricted stock units	405,200	—
	6,656,552	5,882,186

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with

Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies how a company identifies promised goods or services and clarifies whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. In December 2016 the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance issued in ASU 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples.  We are currently evaluating the method of adoption and the potential impact that Topic 606 may have on the Company’s financial position and results of operation.

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

The following table presents information about the Company’s assets as of March 31, 2017 and December 31, 2016 that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (note there were no liabilities measured at fair value on a recurring basis in either of the periods presented):

	Fair Value Measurements as of March 31, 2017 Using:
	Level 1	Level 2	Level 3	Not Subject to Leveling (1)	Total
Assets:
Cash Equivalents	$—	$—	$—	$5,110	$5,110
Repurchase Agreements	—	4,000	—	—	4,000
Investments:
Commercial Paper	—	24,182	—	—	24,182
Certificates of Deposit	—	10,382	—	—	10,382
Corporate Bonds	—	76,684	—	—	76,684
Government Securities	—	32,940	—	—	32,940
Treasury Bonds	—	16,085	—	—	16,085
	$—	$164,273	$—	$5,110	$169,383
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

As of March 31, 2017, the Company’s cash equivalents, which were invested in money market funds and repurchase agreements with original maturities of less than 90 days from the date of purchase, were valued based on Level 2 inputs. Repurchase agreements are agreements with banks to repurchase notes that are collateralized by U.S. government securities. All repurchase agreements have overnight maturities.

As of December 31, 2016, the Company’s cash equivalents consisted of money market funds, corporate bonds, certificates of deposit, and repurchase agreements with original maturities of less than 90 days from the date of purchase and were valued based on Level 2 inputs. Repurchase agreements are agreements with banks to repurchase notes that are collateralized by U.S. government securities. All repurchase agreements have overnight maturities.

The fair value of the Company’s investments, which consisted of commercial paper, certificates of deposit, corporate bonds, government securities and treasury bonds as of March 31, 2017 and December 31, 2016 were determined using Level 2 inputs. During the three months ended March 31, 2017 there were no transfers between Level 1, Level 2 and Level 3.

4.	Investments

As of March 31, 2017 and December 31, 2016, the fair value of available-for-sale investments by type of security was as follows:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial Paper	$24,151	$31	—	$24,182
Certificates of Deposit	10,382	—	—	10,382
Corporate Bonds	76,787	—	(103)	76,684
Government Securities	33,005	—	(65)	32,940
Treasury Bonds	16,098	—	(13)	16,085
	$160,423	$31	$(181)	$160,273

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial Paper	$19,631	$58	$—	$19,689
Certificates of Deposit	10,629	—	—	10,629
Corporate Bonds	94,764	—	(155)	94,609
Government Securities	33,513	—	(47)	33,466
Treasury Bonds	17,066	1	(4)	17,063
	$175,603	$59	$(206)	$175,456

Investments with original maturities of less than 90 days are included in cash and cash equivalents on the consolidated balance sheets and are not included in the table above. Investments with maturities of less than 12 months are considered current and those investments with maturities greater than 12 months are considered non-current.

5.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2017	December 31, 2016
Laboratory equipment	$11,460	$10,711
Computer equipment	1,335	1,335
Furniture and office equipment	1,025	1,010
Leasehold improvements	27,830	27,807
Construction in progress	1,349	442
	42,999	41,305
Less: Accumulated depreciation and amortization	(6,910)	(5,180)
	$36,089	$36,125

Construction in progress at March 31, 2017 was comprised primarily of computer equipment related to data storage and security.

Depreciation and amortization expense was $1,730 and $386 for the three months ended March 31, 2017 and 2016, respectively.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2017	December 31, 2016
Development and manufacturing costs	$3,926	$3,350
Payroll and payroll-related costs	2,158	3,698
Professional fees	722	448
Facility and other	2,744	3,316
	$9,550	$10,812

7.	Preferred Stock

On July 1, 2015, in connection with the closing of the Company’s initial public offering of its common stock (the “IPO”), the Company effected its Restated Certificate of Incorporation, which authorizes the Company to issue 10,000,000 shares of preferred stock, $0.001 par value per share.

8.	Stockholders’ Equity Common Stock

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2016	5,069,133	$14.36	8.26	$16,736
Granted	1,287,500	9.88
Exercised	(31,125)	0.62
Forfeited	(74,156)	22.73
Outstanding as of March 31, 2017	6,251,352	$13.41	8.38	$21,138
Options exercisable as of March 31, 2017	2,383,405	$9.82	7.58	$13,367

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2017 and 2016 was $6.93 and $19.59 per share, respectively.

Restricted Stock Units

The Company has granted restricted stock units with time-based vesting conditions.  The table below summarizes the Company’s restricted stock activity for the three months ended March 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2016	115,500	$9.78
Granted	292,500	$9.98
Forfeited	(2,800)	$9.78
Vested	—	$—
Unvested restricted stock units as of March 31, 2017	405,200	$9.92

Stock-based Compensation Expense

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2017	2016
Research and development expenses	$1,873	$2,186
General and administrative expenses	2,406	1,718
	$4,279	$3,904

9.	Collaboration Revenue

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

The Company will recognize revenue utilizing a time-based proportional performance model where revenue related to each payment is recognized over the ten-year performance period.  As of March 31, 2017, the only consideration that is fixed and determinable is the non-refundable upfront payment of $120,000 and $580 for the reimbursement of development services since the inception of the arrangement. For additional consideration that could be received for research and development services and/or manufacturing services for clinical supply, the Company will recognize a cumulative catch-up for the amount of time that has elapsed and spread the unrecognized portion over the remaining performance period.

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

During the three months ended March 31, 2017 and 2016, the Company recognized $3,015 and $2,710, respectively, of related party revenue associated with the License Agreement. As of March 31, 2017, there was $105,799 of deferred revenue related to the License Agreement, which is classified as current or non-current in the consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next twelve months. All costs associated with the License Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

10.	Income Taxes

The Company did not provide for any income taxes for the three-month period ended March 31, 2017 or 2016.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of ASC 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at March 31, 2017 and December 31, 2016.

As of March 31, 2017 and December 31, 2016, the Company had no accrued interest or tax penalties recorded. The Company files income tax returns in the U.S. and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2012. However, to the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated my still be adjusted upon examination by the Internal Revenue Service or state tax authorizes to the extent it is utilized in a future period. There are no currently ongoing or pending examinations in any jurisdictions.

11.	Commitments and Contingencies

Leases

On November 11, 2015, the Company entered into a non-cancelable property lease with BMR-Sidney Research Campus LLC (“BMR”) for 83,396 square feet of office, laboratory and pilot manufacturing space at 200 Sidney Street, Cambridge, Massachusetts. The lease term commenced in March 2016 and ends in November 2023. The Company has the option to extend the lease twice, each for a five-year period. The Company moved its corporate headquarters to this location in April 2016. BMR has contributed a total of $12,509 toward the cost of tenant improvements.  BMR’s contributions toward the cost of tenant improvements is recorded as a lease incentive obligation on the Company’s consolidated balance sheet. The lease incentive obligation is amortized to the Company’s consolidated statement of operations as reductions to rent expense over the lease term. As of March 31, 2017, we have recorded a lease incentive obligation of $11,638.  During the three months ended March 31, 2017, we amortized $442 of this lease incentive obligation as a reduction to rent expense.

During the three months ended March 31, 2017 and 2016, the Company recognized $1,099 and $393, respectively, of rental expense related to office and laboratory space.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2017 or December 31, 2016.

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

On September 28, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts against the Company entitled Mariusz Mazurek v. Seres Therapeutics, Inc., et.al., on February 12, 2017, the Company received an amended complaint and on March 30, 2017, the Company filed a motion to dismiss. The lawsuit alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, by making allegedly false and misleading statements and omissions about the Company’s clinical trials for its product candidate SER-109 in the Company’s public disclosures between June 25, 2015 and July 29, 2016. The lawsuit seeks, among other things, damages in connection with the Company’s allegedly inflated stock price between June 25, 2015 and July 29, 2016 as a result of those allegedly false and misleading statements, as well as interest, attorneys’ fees and costs. The Company can make no assurances as to the time or resources that will need to be devoted to this lawsuit or its final outcome, or the impact, if any, of this lawsuit or any proceedings on its business, financial condition, results of operations and cash flows. While the Company is vigorously defending against all claims asserted, this litigation could result in substantial costs to the Company and a diversion of the Company’s management’s attention and resources, which could harm its business. In addition, the uncertainty of the pending lawsuit or potential filing of additional lawsuits could lead to more volatility and a reduction in the Company’s stock price. Given the early stage of the litigation, at this time the Company is unable to reasonably estimate possible losses or form a judgment that an unfavorable outcome is either probable or remote. It is not currently possible to assess whether or not the outcome of these proceedings may have a material adverse effect on the Company.

12.	Related Party Transactions

In October 2010, the Company entered into a services agreement with Flagship Ventures Management, Inc., an affiliate of one of its stockholders (and now known as Flagship Pioneering), Flagship Venture Funds, to provide general and administrative services to the Company, including the employer portions of employee health and dental benefit plans for Seres Therapeutics employees and consulting services. The Company made payments under the agreement of $16 during the three months ended March 31, 2016.  There were no payments made during the three months ended March 31, 2017. There were no amounts due to Flagship Ventures Management, Inc. related to the services agreement as of March 31, 2017 or December 31, 2016.

As described in Note 9, in January 2016 the Company entered into a License Agreement with NHS for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including ulcerative colitis and Crohn’s disease. NHS is a related party since NHS is an affiliate of Nestlé Health Science, one of the Company’s significant stockholders. During the three months ended March 31, 2017 and 2016, the Company recognized $3,015 and $2,710 of related party revenue associated with the License Agreement. As of March 31, 2017, there was $105,799 of deferred revenue related to the License Agreement, which is classified as current or non-current in the consolidated balance sheets. The Company has made no payments to NHS during the three months ended March 31, 2017. There is $297 due from NHS as of March 31, 2017 for the reimbursement of development costs, which is classified as other current assets in the Company’s consolidated balance sheet.

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

On July 1, 2015, we completed an initial public offering, or IPO, of our common stock, and issued and sold 8.5 million shares of common stock at a public offering price of $18.00 per share, resulting in net proceeds of approximately $139.3 million after deducting underwriting discounts and commissions and offering expenses. Upon the listing of our common stock on The NASDAQ Global Select Market, or NASDAQ, on June 26, 2015, all outstanding shares of our convertible preferred stock automatically converted into 22.9 million shares of our common stock. The shares issued upon closing of the IPO included 1.1 million shares of our common stock, pursuant to the underwriters’ full exercise of their option to purchase additional shares of common stock.  All of our product candidates other than SER-109, SER-262 and SER-287 are still in pre-clinical or research development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss was $25.5 million for the three months ended March 31, 2017. As of March 31, 2017, we had an accumulated deficit of $199.7 million.

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

In order to understand the difference in outcome between Phase 1b/2 and Phase 2 clinical studies, we conducted an analysis of the available clinical, microbiome and chemistry, manufacturing and control data. This root-cause investigation looked at the clinical trial population, study conduct, and diagnostic testing used for study inclusion and endpoint analysis, assessed clinical specimens for genomic and metabolomic biomarkers that might give insight into SER-109 efficacy and potency, reviewed manufacturing procedures and processes, performed retrospective analysis using high-resolution whole metagenomics sequencing of Phase 1b/2 clinical study stool samples, and reviewed analytical methods, that may have differed between Phase 1b/2 and Phase 2 clinical studies. We have now identified specific factors that we believe contributed to the Phase 2 clinical study results, including issues related to both the accurate diagnosis of C. difficile recurrent infection, and potential suboptimal dosing of certain subjects in the trial. Based on feedback received from the FDA, we plan to initiate a new Phase 2 SER-109 clinical study in approximately 320 patients with multiply recurrent C. difficile infection in mid-2017. Study participants will be randomized 1:1 between SER-109 and placebo. Diagnosis of C. difficile infection for both study entry and for endpoint analysis will be confirmed by C. difficile cytotoxin assay, compared to the first Phase 2, where most patients were diagnosed by PCR. Patients in the SER-109 arm will receive a total SER-109 dose, administered over three days, approximately 10-fold higher than the dose used in the prior Phase 2 study. The new study will evaluate patients for 24 weeks and the primary endpoint will compare the C. difficile recurrence rate in subjects who receive SER-109 verses placebo at up to eight weeks after dosing. The FDA has agreed that this new trial may qualify as a pivotal study with achievement of a persuasive clinical effect and addressing FDA requirements, including clinical and statistical factors, an adequately sized safety database, and CMC parameters.

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

The table below summarizes our research and development expenses incurred on our platform and by product development program.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Microbiome therapeutics platform	$15,270	$7,851
SER-109	2,748	5,489
SER-262	1,059	1,235
SER-287	1,066	841
Total research and development expenses	$20,143	$15,416

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we advance the clinical development of SER-287 and SER-262, initiate our ECOSPOR III clinical study of SER-109, continue to discover and develop additional product candidates, including SER-155 and SER-301, and pursue later stages of clinical development of our product candidates.

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

Other Income (Expense)

Other income (expense) consists of amortization of purchased premiums and discounts associated with our investments.

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in any of the three month periods ended March 31, 2017 or 2016.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Form 10-K for the fiscal year ended December 31, 2016 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the three months ended March 31, 2017.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$3,015	$2,710	$305
Total revenue	3,015	2,710	305
Operating expenses:
Research and development	$20,143	$15,416	$4,727
General and administrative	8,762	7,210	1,552
Total operating expenses	28,905	22,626	6,279
Loss from operations	(25,890)	(19,916)	(5,974)
Other income (expense):
Interest income	775	268	507
Other income (expense)	(359)	(56)	(303)
Total other income (expense), net	416	212	204
Net loss	$(25,474)	$(19,704)	$(5,770)

Revenue

Total revenue was $3.0 million and $2.7 million for the three months ended March 31, 2017 and 2016, respectively.  The revenue for both periods relates to the recognition of the $120.0 million upfront over the estimated performance period of 10 years.

Research and Development Expenses

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands)
Microbiome therapeutics platform	$15,270	$7,851	$7,419
SER-109	2,748	5,489	(2,741)
SER-262	1,059	1,235	(176)
SER-287	1,066	841	225
Total research and development expenses	$20,143	$15,416	$4,727

Research and development expenses were $20.1 million for the three months ended March 31, 2017, compared to $15.4 million for the three months ended March 31, 2016. The increase of $4.7 million was due primarily to the following:

•

an increase of $7.4 million in research expenses related to our microbiome therapeutics platform, due primarily to an increase in payroll and consultant costs of $3.0 million, an increase in facilities and depreciation charges of $2.7 million, an increase in lab consumables and supplies of $1.1 million, and an increase in information technology expenses of $0.3 million;

•

a decrease of $2.7 million in expenses related to our SER-109 program, due primarily to a decrease in clinical trial costs of $1.2 million, a decrease in other consulting costs of $0.4 million, and a decrease in lab consumables and supplies of $0.8 million;

•

a decrease of $0.2 million in expenses for our SER-262 program primarily driven by a decrease in bioprocess development costs of $0.8 million and a decrease in animal studies costs of $0.2 million, and partially offset by an increase in clinical trial costs of $0.8 million due to the initiation of our Phase 1b clinical trial in July 2016; and

•	an increase of $0.2 million in expenses for our SER-287 program primarily driven by an increase in clinical trial costs of $0.2 million.

General and Administrative Expenses

	Three Months Ended March 31,
	2017	2016	Change
	(in thousands)
Personnel related (including stock-based compensation)	$4,631	$3,326	$1,305
Professional fees	2,175	2,628	(453)
Facility-related and other	1,956	1,256	700
Total general and administrative expenses	$8,762	$7,210	$1,552

General and administrative expenses were $8.8 million for the three months ended March 31, 2017, compared to $7.2 million for the three months ended March 31, 2016. The increase of $1.6 million was primarily due to the following:

•

an increase in personnel related costs of $1.3 million primarily due to hiring of additional employees to support corporate operations and business development activities, including an increase of $0.7 million in stock-based compensation expense;

•	a decrease in professional fees of $0.5 million due to a decrease in consulting costs of $0.3 million and a decrease in legal and accounting fees of $0.3 million; and
•	an increase in facility costs of $0.7 million primarily due to a $0.4 million increase in IT-related expenses and a $0.3 million increase in office-related expenses.

Other Income (Expense), Net

Other income (expense), net for each of the three months ended March 31, 2017 and March 31, 2016 was $0.4 million and $0.2 million, respectively. The $0.4 million of other income (expense), net for the three months ended March 31, 2017 and the $0.2 million of other income (expense), net for the three months ended March 31, 2016 were primarily due to interest income from investing activities.

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

As of March 31, 2017, we had cash, cash equivalents and investments totaling $202.2 million and an accumulated deficit of $199.7 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash provided by (used in) operating activities	$(25,649)	$101,415
Cash provided by investing activities	$12,990	17,723
Cash provided by financing activities	$19	157
Net increase (decrease) in cash and cash equivalents	$(12,640)	$119,295

Operating Activities

During the three months ended March 31, 2017, operating activities used $25.6 million of cash, primarily due to a net loss of $25.5 million and cash used from changes in our operating assets and liabilities of $6.1 million, partially offset by non-cash charges of $6.0 million.  Net cash used for changes in our operating assets and liabilities during the three months ended March 31, 2017 consisted of a $1.1 million decrease in accrued expenses and other current liabilities, a decrease in accounts payable of $1.9 million, and a decrease in deferred revenue of $3.0 million. The decreases in accrued expenses and accounts payable were due to the timing of payments. The decrease in deferred revenue was due to the recognition of revenue related to the $120.0 million upfront payment from Nestle over the estimated performance period of 10 years.

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

Investing Activities

During the three months ended March 31, 2017, net cash provided by investing activities was $13.0 million, consisting of sales and maturities of investments of $37.8 million. The increase was partially offset by purchases of investments of $22.5 million and purchases of property and equipment of $2.2 million.

During the three months ended March 31, 2016, net cash provided by investing activities was $17.7 million, consisting of purchases of investments of $45.3 million and purchases of property and equipment of $3.4 million. The decrease was partially offset by maturities of investments of $66.4 million.

Financing Activities

During the three months ended March 31, 2017, net cash provided by financing activities was less than $0.1 million in connection with the exercise of options to purchase our common stock.

During the three months ended March 31, 2016, net cash provided by financing activities was $0.2 million in connection with the exercise of options to purchase our common stock.

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

We continue to expect that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements through 2018. This estimate excludes net cash flows from future business development activities. The specifics of future SER-109 related activities could impact capital requirements, and cash projections. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of SER-109, SER-262 and SER-287 or our follow-on programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements for SER-109, SER-262 and SER-287 or our other programs will depend on many factors, including:

•	the clinical development of SER-109, our lead product candidate; based on feedback received from the FDA, we plan to initiate a new Phase 2 SER-109 clinical study;
•	the progress and results of our Phase 1b clinical study of SER-287;
•	the progress and results of our Phase 1b clinical study of SER-262;
•	the cost of manufacturing clinical supplies of our product candidates;
•	the scope, progress, results and costs of pre-clinical development, laboratory testing and clinical trials for our other product candidates, including SER-155 and SER-301;
•	the costs, timing and outcome of regulatory review of our product candidates and research activities;
•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	the effect of competing technological and market developments; and
•	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments was included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes from the contractual commitments and obligations previously disclosed in our 2016 Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2017, our cash, cash equivalents and investments consisted of cash, money market accounts, and investments in corporate bonds, commercial paper, certificates of deposit, treasury bonds, and government securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Shareholder Litigation

On September 28, 2016, a purported stockholder filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts against us entitled Mariusz Mazurek v. Seres Therapeutics, Inc., et. al., on February 12, 2017, we received an amended complaint, and on March 30, 2017, we filed a motion to dismiss. The lawsuit alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, by making allegedly false and misleading statements and omissions about our clinical trials for our product candidate SER-109 in our public disclosures between June 25, 2015 and July 29, 2016. The lawsuit seeks, among other things, damages in connection with our allegedly inflated stock price between June 25, 2015 and July 29, 2016 as a result of those allegedly false and misleading statements, as well as interest, attorneys’ fees and costs.  We can make no assurances as to the time or resources that will need to be devoted to this lawsuit or its final outcome, or the impact, if any, of this lawsuit or any proceedings on our business, financial condition, results of operations and cash flows. We are vigorously defending against all claims asserted.

Opposition Proceeding

On October 19, 2016, the European Patent Office granted European Patent No. 2 575 835 B1 to The University of Tokyo. On April 25, 2017, we filed a notice of opposition to this patent in the European Patent Office, requesting that it be revoked in its entirety for the reasons set forth in our opposition.  Although we believe this patent should be revoked in its entirety, the ultimate outcome of the opposition remains uncertain.

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

Since inception, we have incurred significant operating losses. Our net loss was $16.7 million for the year ended December 31, 2014, $54.8 million for the year ended December 31, 2015, $91.6 million for the year ended December 31, 2016, and $25.5 million for the three months ended March 31, 2017. As of March 31, 2017, we had an accumulated deficit of $199.7 million. To date, we have financed our operations through the initial public offering of our common stock, private placements of our preferred stock, milestone payments under the licensing agreement with Nestec, Ltd., and the issuance of convertible promissory notes and borrowings under a loan and security agreement with Comerica Bank, or the loan and security agreement. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting pre-clinical studies and clinical trials. We are in the early stages of development of our product candidates, which we call Ecobiotic microbiome therapeutics, and we have not completed development of any Ecobiotic microbiome therapeutics or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future.  We anticipate that our expenses may increase substantially as we:

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

•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges

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

We continue to expect that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements through 2018. This estimate excludes net cash flows from future business development activities. In addition, the specifics of future SER-109 related activities could impact capital requirements and cash projections. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	our redesigned Phase 2 clinical study of SER-109;
•	the progress and results of our Phase 1b clinical study of SER-287;
•	the progress and results of our Phase 1b clinical study of SER-262;
•	the cost of manufacturing clinical supplies of our product candidates;
•	the scope, progress, results and costs of pre-clinical development, laboratory testing and clinical trials for our other product candidates, including SER-301 and SER-155;
•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	the effect of competing technological and market developments; and
•	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates

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

Since our inception in October 2010, we have devoted substantially all of our resources to developing SER-109, SER-262, SER-287, SER-301, and SER-155, building our intellectual property portfolio, developing our supply chain, planning our business, raising capital and providing general and administrative support for these operations. All but three of our product candidates, SER-109, SER-262, and SER-287, are still in pre-clinical development. We have completed our Phase 1b/2 and a Phase 2 clinical study of SER-109, our lead product candidate, but have not completed any other clinical trials for this or any other product candidate. In our initial Phase 2 clinical study of SER-109, the primary endpoint of reducing the relative risk of CDI recurrence at up to 8-weeks after treatment was not achieved. Based on feedback received from the FDA, we plan to initiate a new Phase 2 SER-109 clinical study in approximately 320 patients with multiply recurrent C. difficile infection. We have not yet demonstrated our ability to successfully complete any Phase 2 clinical study or any Phase 3 or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts and may not be successful in our efforts to use our microbiome therapeutics platform to build a pipeline of product candidates and develop marketable drugs.

We are using our microbiome therapeutics platform to develop Ecobiotic microbiome therapeutics. We are at an early stage of development and our platform has not yet, and may never lead to, approvable or marketable drugs. We are developing additional product candidates that we intend to be used to treat diseases where the microbiome is implicated.  We may have problems applying our technologies to these areas, and our product candidates may not be effective in preventing infection and disease. Our product candidates may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. \

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

In addition, we cannot be certain as to what type and how many clinical trials the FDA, or other regulators, will require us to conduct before we may successfully gain approval to market SER-109 or any of our other product candidates. Prior to approving a new therapeutic product, the FDA generally requires that safety and efficacy be demonstrated in two adequate and well-controlled clinical trials. In some situations, evidence from a Phase 2 trial and a Phase 3 trial or from a single Phase 3 trial can be sufficient for FDA approval, such as in cases where the trial or trials provide highly reliable and statistically strong evidence of an important clinical benefit. In 2014, the FDA had indicated that we may be required to conduct more than one Phase 3 clinical trial of SER-109 in order to gain approval.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, risky and may take many years. The scope and amount of clinical data required to obtain marketing approvals can vary substantially from jurisdiction to jurisdiction, and it may be difficult to predict whether a particular regulatory body will require additional or different studies than those conducted by a sponsor, especially for novel product candidates such as our Ecobiotic microbiome therapeutics. The FDA or foreign regulatory authorities may delay, limit, or deny approval to market our product candidates for many reasons, including: our inability to demonstrate that the clinical benefits of our product candidates outweigh any safety or other perceived risks; the regulatory authority’s disagreement with the interpretation of data from nonclinical or clinical studies; the regulatory agency’s requirement that we conduct additional pre-clinical studies and clinical trials; changes in marketing approval policies during the development period; changes in or the enactment of additional statutes or regulations, or changes in regulatory review process for each submitted product application; or the regulatory authority’s failure to approve the manufacturing processes or third-party manufacturers with which we contract. Regulatory authorities have substantial discretion in the approval process and may refuse to accept a marketing application if deficient. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. Of the large number of drugs in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized.

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

We have obtained licenses and options to obtain licenses from third parties and may obtain additional licenses and options in the future. In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. We may also require the cooperation of our licensors to enforce any licensed patent rights, and such cooperation may not be provided. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Moreover, if we do obtain necessary licenses, we will likely have obligations under those licenses, and any failure to satisfy those obligations could give our licensor the right to terminate the license. Termination of a necessary license could have a material adverse impact on our business.

Our patent portfolio is in the early stages of prosecution. We currently have seven issued U.S. patents. Although we have numerous patent applications pending, substantive prosecution has begun in only a small number of those applications. We cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents or our current patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, we are pursuing claims to therapeutic, binary compositions of certain bacterial populations. Any claims that may issue may provide coverage for such binary compositions and/or their use. However, such claims would not prevent a third party from commercializing alternative compositions that do not include both of the bacterial populations claimed in pending applications, potential applications or patents that have or may issue. There can be no assurance that any such alternative composition will not be equally effective. Further, given that our SER-109 product candidate is a complex composition with some variation from lot-to-lot and that, likewise, third-party compositions may have similar complexity and variability, it is possible that a patent claim may provide coverage for some but not all lots of a product candidate or third-party product. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.

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

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, patent reform legislation could further increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, in particular the first to file provisions, only became effective on March 16, 2013. A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Thus, for our U.S. patent applications containing a priority claim after March 16, 2013, there is a greater level of uncertainty in the patent law. Moreover, some of the patent applications in our portfolio will be subject to examination under the pre-Leahy- Smith Act law and regulations, while other patent applications in our portfolio will be subject to examination under the law and regulations, as amended by the Leahy-Smith Act. This introduces additional complexities into the prosecution and management of our portfolio.

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

We are aware of numerous patents and pending applications owned by third parties in the fields in which we are developing product candidates, both in the United States and elsewhere. However, we may have failed to identify relevant third-party patents or applications. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Moreover, it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our product candidates and technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology. In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of a current or future product candidate, or we may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use of our products. We are aware of several pending patent applications containing one or more claims that could be construed to cover some of our product candidates or technology, should those claims issue in their original form or in the form presently being pursued. In addition, we are aware of third-party patent families that include issued and allowed patents, including claims that, if valid and enforceable, could be construed to cover some of our product candidates or their methods of use. On April 25, 2017, we filed a notice of opposition in the European Patent Office challenging the validity of a patent issued to The University of Tokyo.  See “Item 1. Legal Proceedings” for additional information.

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

On September 28, 2016, a purported stockholder filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts against us entitled Mariusz Mazurek v. Seres Therapeutics, Inc., et.al., on February 12, 2017, we received an amended complaint, and on March 30, 2017 we submitted a motion to dismiss. The lawsuit alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, by making allegedly false and misleading statements and omissions about our clinical trials for our product candidate SER-109 in our public disclosures between June 25, 2015 and July 29, 2016. The lawsuit seeks, among other things, damages in connection with our allegedly inflated stock price between June 25, 2015 and July 29, 2016 as a result of those allegedly false and misleading statements, as well as interest, attorneys’ fees and costs.  We can make no assurances as to the time or resources that will need to be devoted to this lawsuit or its final outcome, or the impact, if any, of this lawsuit or any proceedings on our business, financial condition, results of operations and cash flows.  While we are vigorously defending against all claims asserted, this litigation could result in substantial costs to us and a diversion of our management’s attention and resources, which could harm our business.  In addition, the uncertainty of the pending lawsuit or potential filing of additional lawsuits could lead to more volatility and a reduction in our stock price.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Approximately 30.5 million shares of our common stock are eligible to be sold into the market, unless held by one of our affiliates, in which case the resale of those securities is subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended, or Rule 144. Moreover, holders of an aggregate of approximately 18.3 million shares of our common stock as of March 31, 2017 have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

None.

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

SERES THERAPEUTICS, INC.

Date: May 4, 2017	By:	/s/ Eric D. Shaff
Eric D. Shaff
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15

3.2	Amended and Restated Bylaws	8-K	001-37465	3.2	7/1/15

4.1	Amended and Restated Investors’ Rights Agreement, dated December 19, 2014, by and between the Registrant and each of the investors listed on Schedule A thereto	S-1	333-204484	4.1	5/27/15

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.