Form 10-Q
period 2017-06-30
Seres Therapeutics, Inc.
filed 2017-08-03
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, the registrant had 40,512,639 shares of common stock, $0.001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$33,642	$54,539
Investments	137,570	138,704
Prepaid expenses and other current assets	4,839	5,126
Total current assets	176,051	198,369
Property and equipment, net	34,813	36,125
Long-term investments	3,962	36,752
Restricted cash	1,513	1,400
Total assets	$216,339	$272,646
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,889	$7,587
Accrued expenses and other current liabilities	9,718	10,812
Deferred revenue - related party	12,058	12,058
Total current liabilities	25,665	30,457
Lease incentive obligation, net of current portion	9,859	10,730
Deferred rent	2,159	2,072
Deferred revenue, net of current portion - related party	90,727	96,756
Total liabilities	128,410	140,015
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2017 and December 31, 2016; no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2017 and December 31, 2016; 40,412,035 and 40,355,753 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	40	40
Additional paid-in capital	315,748	306,931
Accumulated other comprehensive loss	(176)	(149)
Accumulated deficit	(227,683)	(174,191)
Total stockholders’ equity	87,929	132,631
Total liabilities and stockholders’ equity	$216,339	$272,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Collaboration revenue - related party	$3,014	$3,004	$6,029	$5,714
Total revenue	3,014	3,004	6,029	5,714
Operating expenses:
Research and development expenses	23,060	22,174	43,203	37,590
General and administrative expenses	8,370	8,970	17,132	16,180
Total operating expenses	31,430	31,144	60,335	53,770
Loss from operations	(28,416)	(28,140)	(54,306)	(48,056)
Other income (expense):
Interest income	615	495	1,390	763
Other income (expense)	(217)	(268)	(576)	(324)
Total other income, net	398	227	814	439
Net loss	$(28,018)	$(27,913)	$(53,492)	$(47,617)
Net loss per share attributable to common stockholders, basic and diluted	$(0.69)	$(0.70)	$(1.32)	$(1.21)
Weighted average common shares outstanding, basic and diluted	40,394,605	39,600,344	40,381,643	39,393,238
Other comprehensive (loss) income:
Unrealized (loss) gain on investments, net of tax of $0	$(25)	$(25)	$(27)	$53
Total other comprehensive (loss) income	(25)	(25)	(27)	53
Comprehensive loss	$(28,043)	$(27,938)	$(53,519)	$(47,564)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(53,492)	$(47,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,781	8,621
Depreciation and amortization expense	3,490	1,260
Non-cash interest expense	2	1
Accretion of discount on investments	(116)	(222)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	287	(2,719)
Deferred revenue	(6,029)	114,383
Accounts payable	(3,651)	395
Accrued expenses and other current liabilities	(577)	1,991
Net cash provided by (used in) operating activities	(51,305)	76,093
Cash flows from investing activities:
Purchases of property and equipment	(3,527)	(9,946)
Purchases of investments	(43,795)	(206,534)
Sales and maturities of investments	77,807	125,335
Changes in restricted cash	(113)	(1)
Net cash provided by (used in) investing activities	30,372	(91,146)
Cash flows from financing activities:
Proceeds from exercise of stock options	36	944
Net cash provided by financing activities	36	944
Net decrease in cash and cash equivalents	(20,897)	(14,109)
Cash and cash equivalents at beginning of period	54,539	73,933
Cash and cash equivalents at end of period	$33,642	$59,824
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$108
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$140	$4,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(Unaudited)

1.	Nature of the Business and Basis of Presentation

Seres Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in October 2010 under the name Newco LS21, Inc. In October 2011, the Company changed its name to Seres Health, Inc., and in May 2015, the Company changed its name to Seres Therapeutics, Inc. The Company is a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to restore health by repairing the function of a dysbiotic microbiome. The Company’s lead product candidate, SER-109, is designed to prevent further recurrences of Clostridium difficile infection (“CDI”), a debilitating infection of the colon, and, if approved by the U.S. Food and Drug Administration (“FDA”), could be a first-in-field oral microbiome drug. Using its microbiome therapeutics platform, the Company is developing additional product candidates to treat diseases where the microbiome is implicated, including SER-262, a synthetic product candidate, to prevent an initial recurrence of primary CDI, SER-287 to treat ulcerative colitis, SER-301, a synthetic inflammatory bowel disease product candidate, and SER-155, a synthetic product candidate to prevent infections and improve gastrointestinal barrier function (including the consequences of graft versus host disease) in patients following allogeneic hematopoietic stem cell transplants or solid organ transplants. The Company is also using its microbiome therapeutics platform to conduct research on metabolic diseases, such as non-alcoholic steatohepatitis (NASH); inflammatory diseases, such as Crohn’s disease; rare liver disorders such as primary sclerosing cholangitis (PSC); and immuno-oncology treatments.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows and had an accumulated deficit of $227,683 and $174,191 as of June 30, 2017 and December 31, 2016, respectively. The Company expects that its cash, cash equivalents and investments at June 30, 2017 of $175,174 will enable it to fund its operating expense and capital expenditure requirements through 2018.  The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016  have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 16, 2017.

The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The condensed consolidated balance sheet at December 31, 2016 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of June 30, 2017 and consolidated results of operations for the three and six months ended June 30, 2017 and its cash flows for the six months ended June 30, 2017 and 2016. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017.

2.	Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2016, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2017.

During the three and six months ended June 30, 2017, the Company recorded revenue in connection with its collaboration agreement. See Note 9, “Collaboration Revenue,” for additional information.

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

The restricted stock units granted by the Company entitle the holder of such awards to dividends declared or paid by the board of directors, regardless of whether such awards are unvested, as if such shares were outstanding common shares at the time of the dividend. However, the unvested restricted stock awards are not entitled to share in the residual net assets (deficit) of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Six Months Ended June 30,
	2017	2016
Stock options to purchase common stock	6,314,838	5,612,389
Unvested restricted stock units	408,400	—
	6,723,238	5,612,389

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new standard will be effective for the Company on January 1, 2018. The Company is in the process of evaluating the impact of this new guidance.

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

The following table presents information about the Company’s assets as of June 30, 2017 and December 31, 2016 that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (note there were no liabilities measured at fair value on a recurring basis in either of the periods presented):

	Fair Value Measurements as of June 30, 2017 Using:
	Level 1	Level 2	Level 3	Not Subject to Leveling (1)	Total
Assets:
Cash Equivalents	$—	$1,000	$—	$2,317	$3,317
Investments:
Commercial Paper	$—	$16,699	$—	$—	$16,699
Certificates of Deposit	—	8,174	—	—	8,174
Corporate Bonds	—	74,174	—	—	74,174
Government Securities	—	26,431	—	—	26,431
Treasury Bonds	—	16,054	—	—	16,054
	$—	$142,532	$—	$2,317	$144,849
(1) Certain cash equivalents and investments that are valued using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

	Fair Value Measurements as of December 31, 2016 Using:
	Level 1	Level 2	Level 3	Not Subject to Leveling (1)	Total
Assets:
Cash Equivalents	$—	$4,740	$—	$1,567	$6,307
Repurchase Agreements	—	7,000	—	—	7,000
Investments:
Commercial Paper	$—	$19,689	$—	$—	$19,689
Certificates of Deposit	—	10,629			10,629
Corporate Bonds	—	94,609	—	—	94,609
Government Securities	—	33,466	—	—	33,466
Treasury Bonds	—	17,063	—	—	17,063
	$—	$187,196	$—	$1,567	$188,763
(1) Certain cash equivalents and investments that are valued using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

As of June 30, 2017, the Company’s cash equivalents, which were invested in money market funds and corporate bonds with original maturities of less than 90 days from the date of purchase, were valued based on Level 2 inputs.

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

The fair value of the Company’s investments, which consisted of commercial paper, certificates of deposit, corporate bonds, government securities and treasury bonds as of June 30, 2017 and December 31, 2016 were determined using Level 2 inputs. During the three and six months ended June 30, 2017 and 2016 there were no transfers between Level 1, Level 2 and Level 3.

4.	Investments

As of June 30, 2017 and December 31, 2016, the fair value of available-for-sale investments by type of security was as follows:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial Paper	$16,705	$—	$(6)	$16,699
Certificates of Deposit	8,174	—	—	8,174
Corporate Bonds	74,261	—	(87)	74,174
Government Securities	26,500	—	(69)	26,431
Treasury Bonds	16,067	—	(13)	16,054
	$141,707	$—	$(175)	$141,532

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial Paper	$19,631	$58	$—	$19,689
Certificates of Deposit	10,629	—	—	10,629
Corporate Bonds	94,764	—	(155)	94,609
Government Securities	33,513	—	(47)	33,466
Treasury Bonds	17,066	1	(4)	17,063
	$175,603	$59	$(206)	$175,456

Investments with original maturities of less than 90 days are included in cash and cash equivalents on the consolidated balance sheets and are not included in the table above. Investments with maturities of less than 12 months are considered current and those investments with maturities greater than 12 months are considered non-current.

5.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2017	December 31, 2016
Laboratory equipment	$11,802	$10,711
Computer equipment	1,366	1,335
Furniture and office equipment	1,033	1,010
Leasehold improvements	27,896	27,807
Construction in progress	1,387	442
	43,484	41,305
Less: Accumulated depreciation and amortization	(8,671)	(5,180)
	$34,813	$36,125

Construction in progress at June 30, 2017 was comprised primarily of computer equipment related to data storage and security.

Depreciation and amortization expense was $1,760, $3,490, $874, and $1,260 for the three and six months ended June 30, 2017 and 2016, respectively.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2017	December 31, 2016
Development and manufacturing costs	$3,763	$3,350
Payroll and payroll-related costs	2,707	3,698
Professional fees	505	448
Facility and other	2,743	3,316
	$9,718	$10,812

7.	Preferred Stock

On July 1, 2015, in connection with the closing of the Company’s initial public offering of its common stock (the “IPO”), the Company effected its Restated Certificate of Incorporation, which authorizes the Company to issue 10,000,000 shares of preferred stock, $0.001 par value per share.

8.	Stockholders’ Equity Common Stock

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2016	5,069,133	$14.36	8.26	$16,736
Granted	1,609,500	10.07
Exercised	(56,282)	0.65
Forfeited	(307,513)	20.18
Outstanding as of June 30, 2017	6,314,838	$13.11	8.15	$20,875
Options exercisable as of June 30, 2017	2,800,162	$11.10	7.34	$14,634

The weighted average grant-date fair value of stock options granted during the three and six months ended June 30, 2017 and 2016 was $7.44, $6.98, $20.64, and $19.87 per share, respectively.

Restricted Stock Units

The Company has granted restricted stock units with time-based vesting conditions.  The table below summarizes the Company’s restricted stock activity for the six months ended June 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2016	115,500	$9.78
Granted	332,500	$10.08
Forfeited	(39,600)	$9.96
Vested	—	$—
Unvested restricted stock units as of June 30, 2017	408,400	$10.01

Stock-based Compensation Expense

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development expenses	$2,094	$2,896	$3,967	$5,082
General and administrative expenses	2,409	1,821	4,814	3,539
	$4,503	$4,717	$8,781	$8,621

9.	Collaboration Revenue

Nestec Ltd.

In January 2016 the Company entered into the License Agreement with NHS, an affiliate of Nestlé Health Science US Holdings, Inc., a significant stockholder of the Company, for the development and commercialization of certain product candidates in development for the treatment and management of CDI and inflammatory bowel disease (“IBD”), including ulcerative colitis and Crohn’s disease. The License Agreement will support the development of the Company’s portfolio of products for CDI and IBD in markets outside of the United States and Canada (the “Licensed Territory”). The Company has retained full commercial rights to its entire portfolio of product candidates with respect to the United States and Canada.

Under the License Agreement, the Company granted to NHS an exclusive, royalty-bearing license to develop and commercialize, in the Licensed Territory, certain products based on its microbiome technology that are being developed for the treatment of CDI and IBD, including SER-109, SER-262, SER-287 and SER-301 (collectively, the “NHS Collaboration Products”). The License Agreement sets forth the Company’s and NHS’ respective obligations for development, commercialization, regulatory and manufacturing and supply activities for the NHS Collaboration Products with respect to the licensed fields and the Licensed Territory.

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

The Company will recognize revenue utilizing a time-based proportional performance model where revenue related to each payment is recognized over the ten-year performance period.  As of June 30, 2017, the only consideration that is fixed and determinable is the non-refundable upfront payment of $120,000 and $580 for the reimbursement of development services since the inception of the arrangement. For additional consideration that could be received for research and development services and/or manufacturing services for clinical supply, the Company will recognize a cumulative catch-up for the amount of time that has elapsed and spread the unrecognized portion over the remaining performance period.

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

During the three and six months ended June 30, 2017 and 2016, the Company recognized $3,014, $6,029, $3,004, and $5,714, respectively, of related party revenue (see Note 12 “Related Party Transactions”) associated with the License Agreement. As of June 30, 2017, there was $102,785 of deferred revenue related to the License Agreement, which is classified as current or non-current in the consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next twelve months. All costs associated with the License Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

10.	Income Taxes

The Company did not provide for any income taxes for the six-month period ended June 30, 2017 or 2016.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of ASC 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at June 30, 2017 and December 31, 2016.

As of June 30, 2017 and December 31, 2016, the Company had no accrued interest or tax penalties recorded. The Company files income tax returns in the U.S. and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2012. However, to the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated my still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent it is utilized in a future period. There are no currently ongoing or pending examinations in any jurisdictions.

11.	Commitments and Contingencies

Leases

On November 11, 2015, the Company entered into a non-cancelable property lease with BMR-Sidney Research Campus LLC (“BMR”) for 83,396 square feet of office, laboratory and pilot manufacturing space at 200 Sidney Street, Cambridge, Massachusetts. The lease term commenced in March 2016 and ends in November 2023. The Company has the option to extend the lease twice, each for a five-year period. The Company moved its corporate headquarters to this location in April 2016. BMR has contributed a total of $12,509 toward the cost of tenant improvements.  BMR’s contributions toward the cost of tenant improvements is recorded as a lease incentive obligation on the Company’s consolidated balance sheet. The lease incentive obligation is amortized to the Company’s consolidated statement of operations as reductions to rent expense over the lease term. As of June 30, 2017, the Company has recorded a lease incentive obligation of $11,196.  During the six months ended June 30, 2017, we amortized $884 of this lease incentive obligation as a reduction to rent expense.

During the three and six months ended June 30, 2017 and 2016, the Company recognized $1,145, $2,244, $787, and $1,180 respectively, of rental expense related to office and laboratory space.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2017 or December 31, 2016.

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

On September 28, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts against the Company entitled Mariusz Mazurek v. Seres Therapeutics, Inc., et.al. On February 12, 2017, the Company received an amended complaint and on March 30, 2017, the Company filed a motion to dismiss. A hearing on the motion to dismiss is scheduled for August 9, 2017. The lawsuit alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, by making allegedly false and misleading statements and omissions about the Company’s clinical trials for its product candidate SER-109 in the Company’s public disclosures between June 25, 2015 and July 29, 2016. The lawsuit seeks, among other things, damages in connection with the Company’s allegedly inflated stock price between June 25, 2015 and July 29, 2016 as a result of those allegedly false and misleading statements, as well as interest, attorneys’ fees and costs. The Company can make no assurances as to the time or resources that will need to be devoted to this lawsuit or its final outcome, or the impact, if any, of this lawsuit or any proceedings on its business, financial condition, results of operations and cash flows. While the Company is vigorously defending against all claims asserted, this litigation could result in substantial costs to the Company and a diversion of the Company’s management’s attention and resources, which could harm its business. In addition, the uncertainty of the pending lawsuit or potential filing of additional lawsuits could lead to more volatility and a reduction in the Company’s stock price. Given the early stage of the litigation, at this time the Company is unable to reasonably estimate possible losses or form a judgment that an unfavorable outcome is either probable or remote. It is not currently possible to assess whether or not the outcome of these proceedings may have a material adverse effect on the Company.

12.	Related Party Transactions

In October 2010, the Company entered into a services agreement with Flagship Ventures Management, Inc., an affiliate of one of its stockholders, Flagship Venture Funds (and now known as Flagship Pioneering), to provide general and administrative services to the Company, including the employer portions of employee health and dental benefit plans for Seres Therapeutics employees and consulting services. The Company made payments under the agreement of $1 and $17 during the three and six months ended June 30, 2016.  There were no payments made during the three and six months ended June 30, 2017. There were no amounts due to Flagship Ventures Management, Inc. related to the services agreement as of June 30, 2017 or December 31, 2016.

As described in Note 9, in January 2016 the Company entered into a License Agreement with NHS for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including ulcerative colitis and Crohn’s disease. NHS is a related party since NHS is an affiliate of Nestlé Health Science, one of the Company’s significant stockholders. During the three and six months ended June 30, 2017 and 2016, the Company recognized $3,014, $6,029, $3,004, and $5,714 of related party revenue associated with the License Agreement. As of June 30, 2017, there was $102,785 of deferred revenue related to the License Agreement, which is classified as current or non-current in the consolidated balance sheets. The Company has made no payments to NHS during the three and six months ended June 30, 2017. There is $297 due from NHS as of June 30, 2017 for the reimbursement of development costs, which is classified as other current assets in the Company’s consolidated balance sheet.

13.	Subsequent Events

In July 2017, the Company recorded revenue of $20,000 in connection with the initiation of the SER-109 Phase 3 clinical study (ECOSPOR III) in patients with multiply recurrent CDI, upon achievement of the related milestone under the License Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Overview

We are a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to treat disease by restoring the function of a dysbiotic microbiome. Our lead product candidate, SER-109, is designed to reduce recurrences of Clostridium difficile, or C. difficile, infection, or CDI, a debilitating infection of the colon, in patients who have received antibiotic therapy for recurrent CDI by treating the dysbiosis of the colonic microbiome and, if approved by the U.S. Food and Drug Administration, or FDA, could be a first-in-field oral microbiome drug. Using our microbiome therapeutics platform, we are developing additional product candidates to treat diseases where the microbiome is implicated, including SER-262, a synthetic product candidate, to reduce recurrence of CDI in patients who have received antibiotic therapy for an initial or primary CDI, SER-287 to treat inflammatory bowel disease, or IBD, including ulcerative colitis, or UC, SER-301, a synthetic IBD candidate, and SER-155, a synthetic product candidate to prevent infections and improve gastrointestinal barrier function (including the consequences of graft versus host disease) in patients following allogeneic hematopoietic stem cell transplants or solid organ transplants. We are also using our microbiome therapeutics platform to conduct research on metabolic diseases, such as non-alcoholic steatohepatitis (NASH); inflammatory diseases, such as Crohn’s disease; rare liver disorders such as primary sclerosing cholangitis (PSC); and immuno-oncology treatments.

Since our inception in October 2010, we have devoted substantially all of our resources to developing SER-109, SER-287 and SER-262, researching our pre-clinical candidates SER-155 and SER-301, building our intellectual property portfolio, developing our supply chain, business planning, raising capital and providing general and administrative support for these operations.

On July 1, 2015, we completed an initial public offering, or IPO, of our common stock, and issued and sold 8.5 million shares of common stock at a public offering price of $18.00 per share, resulting in net proceeds of approximately $139.3 million after deducting underwriting discounts and commissions and offering expenses. Upon the listing of our common stock on The NASDAQ Global Select Market, or NASDAQ, on June 26, 2015, all outstanding shares of our convertible preferred stock automatically converted into 22.9 million shares of our common stock. The shares issued upon closing of the IPO included 1.1 million shares of our common stock, pursuant to the underwriters’ full exercise of their option to purchase additional shares of common stock.  All of our product candidates other than SER-109, SER-262 and SER-287 are still in pre-clinical or research development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss was $53.5 million for the six months ended June 30, 2017. As of June 30, 2017, we had an accumulated deficit of $227.7 million.

On July 29, 2016, we announced the interim 8-week results from our SER-109 Phase 2 clinical study, a randomized, double-blind, placebo controlled Phase 2 clinical study conducted in 89 subjects to evaluate the safety, tolerability and efficacy of SER-109 in adults with recurrent CDI. In that study, 44% of subjects (26 of 59) who received SER-109 experienced a recurrence at the 8 week endpoint compared to 53% of subjects (16 of 30) who received placebo, a result that was not statically significant. SER-109 was generally safe and well-tolerated in our Phase 1b clinical study of SER-109 and in the Phase 2 clinical study. The most common adverse events for SER-109 and placebo, respectively, were diarrhea (25% vs. 14%), abdominal pain (22% vs. 14%), flatulence (12% vs. 3%), and nausea (10% vs. 10%). No drug-related serious adverse events were observed.

In order to understand the difference in outcome between Phase 1b/2 and Phase 2 clinical studies, we conducted an analysis of the available clinical, microbiome and chemistry, manufacturing and control data. This root-cause investigation looked at the clinical trial population, study conduct, and diagnostic testing used for study inclusion and endpoint analysis, assessed clinical specimens for genomic and metabolomic biomarkers that might give insight into SER-109 efficacy and potency, reviewed manufacturing procedures and processes, performed retrospective analysis using high-resolution whole metagenomics sequencing of Phase 1b/2 clinical study stool samples, and reviewed analytical methods that may have differed between the Phase 1b/2 and Phase 2 clinical studies. We identified specific factors that we believe contributed to the Phase 2 clinical study results, including issues related to both the accurate diagnosis of C. difficile recurrent infection, and potential suboptimal dosing of certain subjects in the trial. In June 2017 we initiated a Phase 3 clinical study of SER-109 in approximately 320 patients with multiply recurrent C. difficile infection. Study participants will be randomized 1:1 between SER-109 and placebo. Diagnosis of C. difficile infection for both study entry and for endpoint analysis will be confirmed by C. difficile cytotoxin assay, compared to the Phase 2 clinical study, where most patients were diagnosed by PCR. Patients in the SER-109 arm will receive a total SER-109 dose, administered over three days, approximately 10-fold higher than the dose used in the Phase 2 clinical study. The new study will evaluate patients for 24 weeks and the primary endpoint will compare the C. difficile recurrence rate in subjects who receive SER-109 verses placebo at up to eight weeks after dosing.

We initiated a Phase 1b clinical trial of SER-287 in December 2015 and expect results from this study in the second half of 2017. We initiated a Phase 1b clinical study of SER-262 in July 2016 and expect results from this study in early 2018.

Our expenses may increase substantially in connection with our ongoing and planned activities, particularly as we:

•	continue the clinical development of SER-109, our lead product candidate, in the Phase 3 clinical study;
•	continue the clinical development of SER-262 to be used following antibiotic treatment of primary CDI to reduce recurrence after the initial episode of CDI;
•	continue the clinical development of SER-287 for the treatment of UC;
•

conduct research and continue pre-clinical development of additional Ecobiotic® microbiome therapeutic candidates, including SER-155, to prevent infections and improve gastrointestinal barrier function (including the consequences of graft-versus-host disease) in patients following allogeneic hematopoietic stem cell transplants or solid organ transplants, and SER-301, our synthetic IBD product candidate;

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

In exchange for the license, NHS made an upfront cash payment of $120 million to us in February 2016. NHS has also agreed to pay us tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of NHS Collaboration Products in the Licensed Territory. Additionally, NHS has agreed to pay us up to $660 million for the achievement of certain development and regulatory milestones and up to an aggregate of $1.125 billion for the achievement of certain commercial milestones related to the sales of NHS Collaboration Products.  We received a $10.0 million milestone payments in 2016 associated with the planned initiation of a Phase 1b study for SER-262 in CDI. In June 2017, we initiated a Phase 3 clinical study of SER-109 (ECOSPOR III) in patients with multiply recurrent CDI. In July 2017, we recorded revenue of $20.0 million based on the achievement of this milestone under the License Agreement. The full potential value of the up-front payment and milestone payments payable by NHS is over $1.9 billion, assuming all products receive regulatory approval and are successfully commercialized. NHS is also obligated to pay some of the costs related to our clinical trials. See “—Liquidity and Capital Resources.”

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

Our primary focus of research and development since inception has been on our microbiome therapeutics platform and the subsequent development of SER-109, SER-262, SER-287, SER-301 and SER-155. Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to investigators, consultants, CROs in connection with our pre-clinical studies and clinical trials, lab supplies and consumables, and regulatory fees. We do not allocate employee-related costs and other indirect costs to specific research and development programs because these costs are deployed across multiple product programs under development and, as such, are classified as costs of our microbiome therapeutics platform research, along with external costs directly related to our microbiome therapeutics platform.

The table below summarizes our research and development expenses incurred on our platform and by product development program for those that have begun clinical development.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Microbiome therapeutics platform	$16,377	$13,172	$31,646	$21,023
SER-109	3,952	7,169	6,701	12,658
SER-262	1,442	882	2,501	2,117
SER-287	1,289	951	2,355	1,792
Total research and development expenses	$23,060	$22,174	$43,203	$37,590

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we advance the clinical development of SER-287 and SER-262, conduct our ECOSPOR III Phase 3 clinical study of SER-109, continue to discover and develop additional product candidates, including SER-155 and SER-301, and pursue later stages of clinical development of our product candidates.

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

We anticipate that our general and administrative expenses may increase in the future if we increase our headcount to support the expected growth in our research and development activities and the potential commercialization of our product candidates. We also may continue to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs.

Other Income (Expense), Net

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and investments.

Other Income (Expense)

Other income (expense) consists of amortization of purchased premiums and discounts associated with our investments.

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in any of the three or six month periods ended June 30, 2017 or 2016.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report on Form 10-K during the three and six months ended June 30, 2017.

Results of Operations

Comparison of Three Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$3,014	$3,004	$10
Total revenue	3,014	3,004	10
Operating expenses:
Research and development	23,060	22,174	886
General and administrative	8,370	8,970	(600)
Total operating expenses	31,430	31,144	286
Loss from operations	(28,416)	(28,140)	(276)
Other income (expense):
Interest income	615	495	120
Other income (expense)	(217)	(268)	51
Total other income (expense), net	398	227	171
Net loss	$(28,018)	$(27,913)	$(105)

Revenue

Total revenue was $3.0 million and $3.0 million for the three months ended June 30, 2017 and 2016, respectively.  The revenue for both periods principally relates to the recognition of the $120.0 million upfront payment under the License Agreement over the estimated performance period of 10 years.

Research and Development Expenses

	Three Months Ended June 30,
	2017	2016	Change
	(in thousands)
Microbiome therapeutics platform	$16,377	$13,172	$3,205
SER-109	3,952	7,169	(3,217)
SER-262	1,442	882	560
SER-287	1,289	951	338
Total research and development expenses	$23,060	$22,174	$886

Research and development expenses were $23.1 million for the three months ended June 30, 2017, compared to $22.2 million for the three months ended June 30, 2016. The increase of $0.9 million was due primarily to the following:

•

an increase of $3.2 million in research expenses related to our microbiome therapeutics platform, due primarily to an increase in payroll and consultant costs of $0.3 million, an increase in facilities and depreciation charges of $2.0 million, an increase in lab consumables and supplies of $0.5 million, and an increase in information technology expenses of $0.1 million;

•

a decrease of $3.2 million in expenses related to our SER-109 program, due primarily to a decrease in clinical trial costs of $1.1 million, a decrease in contract manufacturing costs of $1.0 million, a decrease in lab consumables and supplies of $0.5 million, and a decrease in conference costs of $0.4 million;

•

an increase of $0.6 million in expenses for our SER-262 program primarily driven by an increase in clinical trial costs of $0.3 million, an increase in other consulting costs of $0.1 million, and an increase in lab consumables and supplies of $0.1 million; and

•

an increase of $0.3 million in expenses for our SER-287 program primarily driven by an increase in clinical trial costs of $0.5 million and partially offset by a $0.2 million decrease in contract manufacturing costs.

General and Administrative Expenses

	Three Months Ended June 30,
	2017	2016	Change
	(in thousands)
Personnel related (including stock-based compensation)	$4,204	$3,911	$293
Professional fees	1,936	2,989	(1,053)
Facility-related and other	2,230	2,070	160
Total general and administrative expenses	$8,370	$8,970	$(600)

General and administrative expenses were $8.4 million for the three months ended June 30, 2017, compared to $9.0 million for the three months ended June 30, 2016. The decrease of $0.6 million was primarily due to the following:

•	an increase in personnel related costs of $0.3 million, primarily due to the increase in stock-based compensation expense;
•	a decrease in professional fees of $1.1 million due to a decrease in consulting costs of $1.0 million;
•

an increase in facility costs of $0.2 million primarily due to a $0.7 million increase in IT-related expenses, partially offset by a $0.3 million decrease in office-related expenses and a $0.3 million decrease in depreciation and rent expenses.

Other Income (Expense), Net

Other income (expense), net for each of the three months ended June 30, 2017 and 2016 was $0.4 million and $0.2 million, respectively. The $0.4 million of other income (expense), net for the three months ended June 30, 2017 and the $0.2 million of other income (expense), net for the three months ended June 30, 2016 were primarily due to interest income from investing activities.

Results of Operations

Comparison of Six Months Ended June 30, 2017 and 2016

The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016	Change
	(in thousands)
Revenue	$6,029	$5,714	$315
Operating expenses:
Research and development	43,203	37,590	5,613
General and administrative	17,132	16,180	952
Total operating expenses	60,335	53,770	6,565
Loss from operations	(54,306)	(48,056)	(6,250)
Other income (expense):
Interest income	1,390	763	627
Other income (expense)	(576)	(324)	(252)
Total other income (expense), net	814	439	375
Net loss	$(53,492)	$(47,617)	$(5,875)

Revenue

Total revenue was $6.0 million and $5.7 million for the six months ended June 30, 2017 and 2016, respectively.  The revenue for both periods principally relates to the recognition of the $120.0 million upfront payment under the License Agreement over the estimated performance period of 10 years.

Research and Development Expenses

	Six Months Ended June 30,
	2017	2016	Change
	(in thousands)
Microbiome therapeutics platform	$31,646	$21,023	$10,623
SER-109	6,701	12,658	(5,957)
SER-262	2,501	2,117	384
SER-287	2,355	1,792	563
Total research and development expenses	$43,203	$37,590	$5,613

Research and development expenses were $43.2 million for the six months ended June 30, 2017, compared to $37.6 million for the six months ended June 30, 2016. The increase of $5.6 million was due primarily to the following:

•

an increase of $10.6 million in research expenses related to our microbiome therapeutics platform, due primarily to an increase in payroll and consultant costs of $3.3 million, an increase in facilities and depreciation charges of $4.7 million, an increase in lab consumables and supplies of $1.7 million, and an increase in information technology expenses of $0.4 million;

•

a decrease of $6.0 million in expenses related to our SER-109 program, due primarily to a decrease in clinical trial costs of $2.3 million, a decrease in contract manufacturing costs of $1.0 million, a decrease in other consulting costs of $0.6 million, a decrease in lab consumables and supplies of $1.3 million, and a decrease in conference costs of $0.5 million;

•

an increase of $0.4 million in expenses for our SER-262 program primarily driven by an increase in clinical trial costs of $1.1 million, and partially offset by a decrease in bioprocess development costs of $0.8 million; and

•	an increase of $0.6 million in expenses for our SER-287 program primarily driven by an increase in clinical trial costs of $0.6 million.

General and Administrative Expenses

	Six Months Ended June 30,
	2017	2016	Change
	(in thousands)
Personnel related (including stock-based compensation)	$8,834	$7,237	$1,597
Professional fees	4,112	5,709	(1,597)
Facility-related and other	4,186	3,234	952
Total general and administrative expenses	$17,132	$16,180	$952

General and administrative expenses were $17.1 million for the six months ended June 30, 2017, compared to $16.2 million for the six months ended June 30, 2016. The increase of $1.0 million was primarily due to the following:

•	an increase in personnel related costs of $1.6 million primarily due to the increase in stock-based compensation expense;
•	a decrease in professional fees of $1.6 million due to a decrease in consulting costs of $1.3 million and a decrease in legal and accounting fees of $0.3 million; and
•	an increase in facility costs of $1.0 million primarily due to a $1.1 million increase in IT-related expenses and partially offset by a $0.1 million decrease in depreciation and rent expenses.

Other Income (Expense), Net

Other income (expense), net for each of the six months ended June 30, 2017 and 2016 was $0.8 million and $0.4 million, respectively. The $0.8 million of other income (expense), net for the six months ended June 30, 2017 and the $0.4 million of other income (expense), net for the six months ended June 30, 2016 were primarily due to interest income from investing activities.

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

In January 2016, we entered into the License Agreement with NHS, for the development and commercialization of certain of our product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. In exchange for the license, NHS agreed to pay us an upfront cash payment of $120 million, which we received in February 2016. NHS has also agreed to pay us tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of NHS Collaboration Products in the Licensed Territory. We are eligible to receive up to $285.0 million in development milestone payments, $375.0 million in regulatory payments and up to an aggregate of $1.1 billion for the achievement of certain commercial milestones related to the sales of NHS Collaboration Products. The full potential value of the up-front payment and milestone payments payable by NHS is over $1.9 billion, assuming all products receive regulatory approval and are successfully commercialized. In September 2016, we received a $10 million milestone payment associated with the initiation of the Phase 1b clinical study for SER-262 in CDI. In June 2017, we initiated a Phase 3 clinical study of SER-109 (ECOSPOR III) in patients with multiply recurrent CDI. In July 2017, we recorded revenue of $20.0 million based on the achievement of this milestone under the License Agreement.

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

As of June 30, 2017, we had cash, cash equivalents and investments totaling $175.2 million and an accumulated deficit of $227.7 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash provided by (used in) operating activities	$(51,305)	$76,093
Cash provided by (used in) investing activities	30,372	(91,146)
Cash provided by financing activities	36	944
Net decrease in cash and cash equivalents	$(20,897)	$(14,109)

Operating Activities

During the six months ended June 30, 2017, operating activities used $51.3 million of cash, primarily due to a net loss of $53.5 million and cash used from changes in our operating assets and liabilities of $10.0 million, partially offset by non-cash charges of $12.2 million.  Net cash used for changes in our operating assets and liabilities during the six months ended June 30, 2017 consisted of a $0.6 million decrease in accrued expenses and other current liabilities, a decrease in accounts payable of $3.7 million, and a decrease in deferred revenue of $6.0 million, partially offset by a decrease in prepaid expenses and other current assets of $0.3 million. The decreases in accrued expenses and accounts payable were due to the timing of payments. The decrease in deferred revenue was due to the recognition of revenue related to the $120.0 million upfront payment under the License Agreement over the estimated performance period of 10 years.

During the six months ended June 30, 2016, operating activities provided $76.1 million of cash, primarily due to upfront cash received of $120.0 million under the License Agreement.  The increase was partially offset by a net loss of $47.6 million, cash used from changes in our operating assets and liabilities of $0.3 million and by non-cash charges of $9.7 million. Net cash used for changes in our operating assets and liabilities during the six months ended June 30, 2016 consisted of a $2.7 million increase in prepaid expenses and other current assets, offset in part by a $2.0 million increase in accrued expenses and other current liabilities and an increase in accounts payable of $0.4 million. The increase in our accounts payable was due to the timing of payments. The increase in prepaid expenses and other current assets was due primarily to prepayments made for clinical trial activities and insurance premiums.

Investing Activities

During the six months ended June 30, 2017, net cash provided by investing activities was $30.4 million, consisting of sales and maturities of investments of $77.8 million. The increase was partially offset by purchases of investments of $43.8 million and purchases of property and equipment of $3.5 million.

During the six months ended June 30, 2016, net cash used in investing activities was $91.1 million, consisting of purchases of investments of $206.5 million and purchases of property and equipment of $9.9 million. The decrease was partially offset by sales and maturities of investments of $125.3 million.

Financing Activities

During the six months ended June 30, 2017, net cash provided by financing activities was less than $0.1 million in connection with the exercise of options to purchase our common stock.

During the six months ended June 30, 2016, net cash provided by financing activities was $0.9 million in connection with the exercise of options to purchase our common stock.

Funding Requirements

Our expenses may increase substantially in connection with our ongoing development activities related to SER-109, which is still in clinical development, and our follow-on therapeutic candidates and other programs. In addition we expect to continue to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	continue the clinical development of SER-109, our lead product candidate, in the Phase 3 clinical study;
•	conduct our Phase 1b clinical studies, and further clinical studies, of SER-287 and SER-262;
•	continue the research and development of our other product candidates;
•	seek to enhance our microbiome therapeutics platform and discover and develop additional product candidates, including SER-155 and SER-301;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
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

We continue to expect that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements through 2018. This estimate excludes net cash flows from future business development activities. The specifics of future SER-109 related activities could impact capital requirements and cash projections. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of SER-109, SER-262 and SER-287 or our follow-on programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements for SER-109, SER-262 and SER-287 or our other programs will depend on many factors, including:

•	the progress and results of our Phase 3 clinical study of SER-109;
•	the progress and results of our Phase 1b clinical study of SER-287;
•	the progress and results of our Phase 1b clinical study of SER-262;
•	the cost of manufacturing clinical supplies of our product candidates;
•	the scope, progress, results and costs of pre-clinical development, laboratory testing and clinical trials for our other product candidates, including SER-155 and SER-301;
•	the costs, timing and outcome of regulatory review of our product candidates and research activities;
•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	the effect of competing technological and market developments; and
•	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.

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

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our shareholders’ rights as a common stockholder. Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute our shareholders’ ownership interest.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments was included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2017, our cash, cash equivalents and investments consisted of cash, money market accounts, and investments in corporate bonds, commercial paper, certificates of deposit, treasury bonds, and government securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

   PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Shareholder Litigation

On September 28, 2016, a purported stockholder filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts against us entitled Mariusz Mazurek v. Seres Therapeutics, Inc., et. al. On February 12, 2017, we received an amended complaint, and on March 30, 2017, we filed a motion to dismiss. A hearing on the motion to dismiss is scheduled for August 9, 2017.  The lawsuit alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, by making allegedly false and misleading statements and omissions about our clinical trials for our product candidate SER-109 in our public disclosures between June 25, 2015 and July 29, 2016. The lawsuit seeks, among other things, damages in connection with our allegedly inflated stock price between June 25, 2015 and July 29, 2016 as a result of those allegedly false and misleading statements, as well as interest, attorneys’ fees and costs.  We can make no assurances as to the time or resources that will need to be devoted to this lawsuit or its final outcome, or the impact, if any, of this lawsuit or any proceedings on our business, financial condition, results of operations and cash flows. We are vigorously defending against all claims asserted.

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

Since inception, we have incurred significant operating losses. Our net loss was $16.7 million for the year ended December 31, 2014, $54.8 million for the year ended December 31, 2015, $91.6 million for the year ended December 31, 2016, and $53.5 million for the six months ended June 30, 2017. As of June 30, 2017, we had an accumulated deficit of $227.7 million. To date, we have financed our operations through the initial public offering of our common stock, private placements of our preferred stock, milestone payments under the licensing agreement with Nestec, Ltd., and loan financing. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting pre-clinical studies and clinical trials. We are in the early stages of development of our product candidates, which we call Ecobiotic microbiome therapeutics, and we have not completed development of any Ecobiotic microbiome therapeutics or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future.  We anticipate that our expenses may increase substantially as we:

•	continue the clinical development of SER-109, our lead product candidate, in the Phase 3 clinical study;
•	conduct our Phase 1b clinical studies, and further potential clinical studies, of SER-287 and SER-262;
•	continue the research and development of our other product candidates, including completing pre-clinical studies and commencing clinical trials for SER-301 and SER-155;
•	seek to enhance our microbiome therapeutics platform and discover and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;

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

Our expenses may increase in connection with our ongoing activities, particularly as we continue the clinical development of SER-109, including conducting the Phase 3 clinical study, conduct our Phase 1b clinical studies of SER-287 and SER-262, and continue to research, develop and initiate clinical trials of SER-301 and SER-155 and our other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We continue to expect that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements through 2018. This estimate excludes net cash flows from future business development activities. In addition, the specifics of future SER-109 related activities could impact capital requirements and cash projections. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the progress and results of our Phase 3 clinical study of SER-109;
•	the progress and results of our Phase 1b clinical study of SER-287;
•	the progress and results of our Phase 1b clinical study of SER-262;
•	the cost of manufacturing clinical supplies for our product candidates;
•	the scope, progress, results and costs of pre-clinical development, laboratory testing and clinical trials for our other product candidates, including SER-301 and SER-155;
•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	the effect of competing technological and market developments; and
•	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates

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

Since our inception in October 2010, we have devoted substantially all of our resources to developing SER-109, SER-262, SER-287, SER-301, and SER-155, building our intellectual property portfolio, developing our supply chain, planning our business, raising capital and providing general and administrative support for these operations. All but three of our product candidates, SER-109, SER-262, and SER-287, are still in pre-clinical development. We have completed our Phase 1b and a Phase 2 clinical study of SER-109, our lead product candidate, but have not completed any other clinical trials for this or any other product candidate. In our Phase 2 clinical study of SER-109, the primary endpoint of reducing the relative risk of CDI recurrence at up to 8-weeks after treatment was not achieved. In June 2017, initiated a Phase 3 clinical study of SER-109 Phase 3 (ECOSPOR III) in patients with multiply recurrent C. difficile infection, or CDI. We have not yet demonstrated our ability to successfully complete any Phase 3 clinical study or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

For example, on July 29, 2016, we announced the interim eight-week results from our SER-109 Phase 2 clinical study for the prevention of multiply recurrent CDI. The study’s primary endpoint of reducing the relative risk of CDI recurrence at up to eight weeks after treatment was not achieved. In order to understand the difference in outcome between the Phase 1b and Phase 2 clinical studies for SER-109, we conducted an analysis of the Phase 2 clinical study. In June 2017, we initiated a Phase 3 clinical study of SER-109 (ECOSPOR III) in patients with multiply recurrent CDI. If we do not successfully develop and commercialize product candidates, such as SER-109, we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

Our product candidates are based on microbiome therapeutics, which is an unproven approach to therapeutic intervention.

All of our product candidates are based on microbiome therapy, a therapeutic approach that is designed to treat disease by restoring the function of a dysbiotic microbiome. We have not, nor to our knowledge has any other company, received regulatory approval for, or manufactured on a commercial scale, a therapeutic based on this approach. We cannot be certain that our approach will lead to the development of approvable or marketable products or that we will be able to manufacture at commercial scale. In addition, our Ecobiotic microbiome therapeutics may have different effectiveness rates in various indications and in different geographical areas. Finally, the FDA or other regulatory agencies may lack experience in evaluating the safety and efficacy of products based on microbiome therapeutics, which could result in a longer than expected regulatory review process, increase our expected development costs and delay or prevent commercialization of our product candidates. For example, on July 29, 2016, we announced the interim 8-week results from our SER-109 Phase 2 clinical study for the prevention of multiply recurrent CDI. The study’s primary endpoint of reducing the relative risk of CDI recurrence at up to 8 weeks after treatment was not achieved. In order to understand the difference in outcome between the Phase 1b and Phase 2 clinical studies for SER-109, we conducted an analysis of the Phase 2 clinical study. In June 2017, we initiated a Phase 3 clinical study of SER-109 (ECOSPOR III) in patients with multiply recurrent CDI.

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

In addition, we cannot be certain as to what type and how many clinical trials the FDA, or other regulators, will require us to conduct before we may successfully gain approval to market SER-109 or any of our other product candidates. Prior to approving a new therapeutic product, the FDA generally requires that safety and efficacy be demonstrated in two adequate and well-controlled clinical trials. In some situations, evidence from a Phase 2 trial and a Phase 3 trial or from a single Phase 3 trial can be sufficient for FDA approval, such as in cases where the trial or trials provide highly reliable and statistically strong evidence of an important clinical benefit. In 2014, the FDA had indicated that we may be required to conduct more than one Phase 3 clinical trial of SER-109 in order to gain approval. More recently, the FDA has indicated that a single Phase 3 study for SER-109 will be sufficient for approval provided that we show a persuasive clinical effect and certain chemistry, manufacturing and controls parameters.

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

We completed our Phase 1b clinical study of SER-109 in 2014, dosed the first patient in a Phase 2 clinical study for this product candidate in May 2015, completed enrollment in May 2016, and announced results in January 2017. Although most clinical research performed in the United States must be authorized in advance by the FDA under its investigational new drug application, or IND, regulations, we did not conduct our Phase 1b clinical study under an IND pursuant to the FDA’s exercise of enforcement discretion with regard to IND requirements for use of fecal microbiota for transplantation to treat CDI not responsive to standard therapies. Although the FDA provided confirmation that it intended to exercise enforcement discretion with respect to our Phase 1b clinical study of SER-109, it stated that continued clinical evaluation of SER-109 will require an IND. In April 2015, the FDA authorized the conduct of our Phase 2 clinical study, and all subsequent studies, of SER-109 under an IND. We intend to conduct all future clinical studies of SER-109 under this IND. Unlike with SER-109, we expect that the FDA will require an IND before we initiate clinical testing of our other product candidates and may also require us to conduct more extensive pre-clinical tests prior to the start of clinical trials than were required for SER-109. For our other and future product candidates, we initiated or will initiate INDs.

On July 29, 2016, we announced the interim eight-week results from our SER-109 Phase 2 clinical study for the prevention of multiply recurrent CDI. The study’s primary endpoint of reducing the relative risk of CDI recurrence at up to eight-weeks after treatment was not achieved. In order to understand the difference in outcome between the Phase 1b and Phase 2 clinical studies for SER-109, we conducted an analysis of the Phase 2 clinical study. In June 2017, we initiated a Phase 3 clinical study of SER-109 (ECOSPOR III) in patients with multiply recurrent CDI. Study participants will be randomized 1:1 between SER-109 and placebo and will receive a dose that is approximately 10-fold higher than in the Phase 2 clinical study dose, administered over three consecutive days. Additional clinical trials or changes in our development plans could cause us to incur significant development costs, delay or prevent the commercialization of SER-109 or otherwise adversely affect our business.

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

We may seek Fast Track designation for some of our product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address unmet medical needs for this condition, the drug or biologic sponsor may apply for FDA Fast Track designation. Fast Track designation provides increased opportunities for sponsor meetings with the FDA during pre-clinical and clinical development, in addition to the potential for rolling review once a marketing application is filed. The FDA has broad discretion whether or not to grant this designation, and even if we believe a particular product candidate is eligible for this designation, we cannot be certain that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Fast Track designation does not assure ultimate approval by the FDA. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. The availability of Breakthrough Therapy designation was established with the passage of the Food and Drug Administration Safety and Innovation Act of 2012, and the FDA has only recently released additional guidance as to the criteria it uses in designating drugs as breakthrough therapies. As a result, we cannot be sure that our evaluation of our product candidates as qualifying for Breakthrough Therapy designation will meet the FDA’s expectations. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, not all products designated as breakthrough therapies ultimately will be shown to have the substantial improvement over available therapies suggested by the preliminary clinical evidence at the time of designation. As a result, if the Breakthrough Therapy designation for SER-109 or any future designation we receive is no longer supported by subsequent data, the FDA may rescind the designation.

We may seek orphan drug designation for some of our product candidates, but may not be able to obtain it.

We have obtained orphan drug designation from the FDA for SER-109 for recurrent CDI and may seek orphan drug designation and exclusivity for some of our future product candidates. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs and biologics for relatively small patient populations as orphan drugs. In the United States, the FDA may designate a drug or biologic as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a disease or condition that affects fewer than 200,000 individuals annually in the United States.

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

We rely, and expect to continue to rely, on third parties for certain aspects of raw materials supply for our product candidates in pre-clinical and clinical testing, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates on a timely basis or at all, or that such quantities will be available at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We may be unable to establish any agreements with third-party manufacturers on acceptable terms or at all. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	failure of third-party manufacturers to comply with regulatory requirements and maintain quality assurance;
•	breach of supply agreements by the third-party manufacturers;
•	failure to supply components, intermediates, services, or product according to our specifications;
•	failure to supply components, intermediates, services, or product according to our schedule or at all;
•	misappropriation or disclosure of our proprietary information, including our trade secrets and know-how; and
•	termination or nonrenewal of agreements by third-party manufacturers at times that are costly or inconvenient for us.

Third-party manufacturers may not be able to comply with current good manufacturing processes, or cGMP, regulations or similar regulatory requirements inside or outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. The contract manufacturer we rely on to produce SER-109 and SER-287 has never produced an FDA-approved therapeutic. If our manufacturers are unable to comply with cGMP regulation or if the FDA or other regulators do not approve their facility upon a pre-approval inspection, our therapeutic candidates may not be approved or may be delayed in obtaining approval. In addition, there are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing our products. Therefore, our product candidates and any future products that we may develop may compete with other products for access to manufacturing facilities. Any failure to gain access to these limited manufacturing facilities could severely impact the clinical development, marketing approval and commercialization of our product candidates.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. Except for our clinical production facility in Massachusetts, we do not currently have arrangements in place for redundant supply of SER-109 and SER-287 product.  We do not currently have a second source for required raw materials used for the manufacture of finished SER-109 product. If our current manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and anticipated future dependence upon others for the manufacture of our product candidates or products could delay, prevent or impair our development and commercialization efforts.

We have no experience manufacturing our product candidates at commercial scale, and if we decide to establish our own manufacturing facility, we cannot assure you that we can manufacture our product candidates in compliance with regulations at a cost or in quantities necessary to make them commercially viable.

We have manufacturing facilities at our Cambridge, Massachusetts locations where we conduct process development, scale-up activities and a portion of the manufacture of Ecobiotic microbiome therapeutics. The FDA and other comparable foreign regulatory agencies must, pursuant to inspections that are conducted after submitting a BLA or relevant foreign marketing submission, confirm that the manufacturing processes for the product meet cGMP. We have not yet had any of our manufacturing facilities inspected.

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

The development and commercialization of new drug and biologic products is highly competitive and is characterized by rapid and substantial technological development and product innovations. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. We are aware of a number of large pharmaceutical and biotechnology companies, as well as smaller, early-stage companies, that are pursuing the development of products, including microbiome therapeutics, for reducing CDI and other disease indications we are targeting. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others may be based on entirely different approaches. For example, FMT is a procedure that has resulted in high cure rates for recurrent CDI and our competitors and physicians may continue to seek to standardize and implement this procedure. Potential competitors also include academic institutions, government agencies, not-for-profits, and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

We may be subject to third-party preissuance submissions of prior art to the United States Patent and Trademark Office, or USPTO, or in a foreign jurisdiction in which our applications are filed, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. For example, on April 25, 2017, we filed a notice of opposition in the European Patent Office challenging the validity of a patent issued to The University of Tokyo. See “—Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.” An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize our product candidates. The issuance, scope, validity, enforceability and commercial value of our patents are subject to a level of uncertainty.

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

We are aware of numerous patents and pending applications owned by third parties in the fields in which we are developing product candidates, both in the United States and elsewhere. However, we may have failed to identify relevant third-party patents or applications. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Moreover, it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our product candidates and technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology. In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of a current or future product candidate, or we may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use of our products. We are aware of several pending patent applications containing one or more claims that could be construed to cover some of our product candidates or technology, should those claims issue in their original form or in the form presently being pursued. In addition, we are aware of third-party patent families that include issued and allowed patents, including claims that, if valid and enforceable, could be construed to cover some of our product candidates or their methods of use. On April 25, 2017, we filed a notice of opposition in the European Patent Office challenging the validity of a patent issued to The University of Tokyo and requesting that it be revoked in its entirety for the reasons set forth in our opposition.  Although we believe this patent should be revoked in its entirety, the ultimate outcome of the opposition remains uncertain.

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

On September 28, 2016, a purported stockholder filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts against us entitled Mariusz Mazurek v. Seres Therapeutics, Inc., et.al. On February 12, 2017, we received an amended complaint, and on March 30, 2017 we submitted a motion to dismiss. A hearing on the motion to dismiss is scheduled for August 9,

2017. The lawsuit alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, by making allegedly false and misleading statements and omissions about our clinical trials for our product candidate SER-109 in our public disclosures between June 25, 2015 and July 29, 2016. The lawsuit seeks, among other things, damages in connection with our allegedly inflated stock price between June 25, 2015 and July 29, 2016 as a result of those allegedly false and misleading statements, as well as interest, attorneys’ fees and costs.  We can make no assurances as to the time or resources that will need to be devoted to this lawsuit or its final outcome, or the impact, if any, of this lawsuit or any proceedings on our business, financial condition, results of operations and cash flows.  While we are vigorously defending against all claims asserted, this litigation could result in substantial costs to us and a diversion of our management’s attention and resources, which could harm our business.  In addition, the uncertainty of the pending lawsuit or potential filing of additional lawsuits could lead to more volatility and a reduction in our stock price.

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

Our stock price is likely to be volatile. Furthermore, the stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for their common stock. The market price for our common stock may be influenced by many factors, including:

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

Our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 63% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 18.3 million shares of our common stock as of June 30, 2017 have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Provisions in our restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions include those establishing:

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

SERES THERAPEUTICS, INC.

Date: August 3, 2017	By:	/s/ Eric D. Shaff
Eric D. Shaff
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15

3.2	Amended and Restated Bylaws	8-K	001-37465	3.2	7/1/15

4.1	Amended and Restated Investors’ Rights Agreement, dated December 19, 2014, by and between the Registrant and each of the investors listed on Schedule A thereto	S-1	333-204484	4.1	5/27/15

10.1	2012 Stock Incentive Plan, as amended, and forms of award agreements thereunder	S-1	333-204484	10.1	5/27/15

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.