Form 10-Q
period 2017-09-30
Seres Therapeutics, Inc.
filed 2017-11-08
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 3, 2017, the registrant had 40,530,139 shares of common stock, $0.001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$46,025	$54,539
Investments	125,274	138,704
Prepaid expenses and other current assets	5,346	5,126
Total current assets	176,645	198,369
Property and equipment, net	33,724	36,125
Long-term investments	—	36,752
Restricted cash	1,513	1,400
Total assets	$211,882	$272,646
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,380	$7,587
Accrued expenses and other current liabilities	9,594	10,812
Deferred revenue - related party	12,058	12,058
Total current liabilities	27,032	30,457
Lease incentive obligation, net of current portion	9,424	10,730
Deferred rent	2,202	2,072
Deferred revenue, net of current portion - related party	87,712	96,756
Total liabilities	126,370	140,015
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2017 and December 31, 2016; no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2017 and December 31, 2016; 40,512,639 and 40,355,753 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	40	40
Additional paid-in capital	320,189	306,931
Accumulated other comprehensive loss	(99)	(149)
Accumulated deficit	(234,618)	(174,191)
Total stockholders’ equity	85,512	132,631
Total liabilities and stockholders’ equity	$211,882	$272,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Collaboration revenue - related party	$23,015	$13,015	$29,044	$18,730
Total revenue	23,015	13,015	29,044	18,730
Operating expenses:
Research and development expenses	22,210	24,143	65,413	61,733
General and administrative expenses	8,119	7,967	25,251	24,163
Total operating expenses	30,329	32,110	90,664	85,896
Loss from operations	(7,314)	(19,095)	(61,620)	(67,166)
Other income (expense):
Interest income	502	719	1,892	1,483
Other income (expense)	(123)	(312)	(699)	(620)
Total other income, net	379	407	1,193	863
Net loss	$(6,935)	$(18,688)	$(60,427)	$(66,303)
Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(0.46)	$(1.49)	$(1.67)
Weighted average common shares outstanding, basic and diluted	40,494,049	40,235,623	40,419,522	39,676,085
Other comprehensive (loss) income:
Unrealized (loss) gain on investments, net of tax of $0	$77	$(150)	$50	$(97)
Total other comprehensive (loss) income	77	(150)	50	(97)
Comprehensive loss	$(6,858)	$(18,838)	$(60,377)	$(66,400)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(60,427)	$(66,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	13,150	12,865
Depreciation and amortization expense	5,356	2,511
Non-cash interest expense	3	2
Accretion of discount on investments	(166)	(317)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(220)	(2,527)
Deferred revenue	(9,044)	111,545
Accounts payable	(2,502)	84
Accrued expenses and other current liabilities	(1,065)	6,866
Net cash provided by (used in) operating activities	(54,915)	64,726
Cash flows from investing activities:
Purchases of property and equipment	(3,991)	(15,805)
Purchases of investments	(75,728)	(245,728)
Sales and maturities of investments	126,125	176,230
Changes in restricted cash	(113)	117
Net cash provided by (used in) investing activities	46,293	(85,186)
Cash flows from financing activities:
Proceeds from exercise of stock options and common stock warrants	108	2,138
Net cash provided by financing activities	108	2,138
Net decrease in cash and cash equivalents	(8,514)	(18,322)
Cash and cash equivalents at beginning of period	54,539	73,933
Cash and cash equivalents at end of period	$46,025	$55,611
Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$109
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$453	$4,484

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(Unaudited)

1.	Nature of the Business and Basis of Presentation

Seres Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in October 2010 under the name Newco LS21, Inc. In October 2011, the Company changed its name to Seres Health, Inc., and in May 2015, the Company changed its name to Seres Therapeutics, Inc. The Company is a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to restore health by repairing the function of a dysbiotic microbiome. The Company’s lead product candidate, SER-109, is designed to prevent further recurrences of Clostridium difficile infection (“CDI”), a debilitating infection of the colon, and, if approved by the U.S. Food and Drug Administration (“FDA”), could be a first-in-field oral microbiome drug. The Company’s second product candidate, SER-287, is being developed to treat inflammatory bowel disease (“IBD”) including ulcerative colitis (“UC”).  In addition, using its microbiome therapeutics platform, the Company is developing product candidates to treat diseases where the microbiome is implicated, including SER-262, a synthetic product candidate, to prevent an initial recurrence of primary CDI, SER-301, a synthetic inflammatory bowel disease product candidate, and SER-155, a synthetic product candidate to prevent infections and improve gastrointestinal barrier function (including the consequences of graft versus host disease) in patients following allogeneic hematopoietic stem cell transplants or solid organ transplants. The Company is also using its microbiome therapeutics platform to conduct research on metabolic diseases, such as non-alcoholic steatohepatitis (NASH); inflammatory diseases, such as Crohn’s disease; rare liver disorders such as primary sclerosing cholangitis (PSC); and immuno-oncology treatments.

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

The Company’s consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company has experienced negative cash flows and had an accumulated deficit of $234,618 and $174,191 as of September 30, 2017 and December 31, 2016, respectively. The Company expects that its cash, cash equivalents and investments at September 30, 2017 of $171,299 will enable it to fund its operating expense and capital expenditure requirements through 2018.  The future viability of the Company is dependent on its ability to generate cash from operating activities or to raise additional capital to finance its operations. The Company’s failure to raise capital as and when needed could have a negative impact on its financial condition and ability to pursue its business strategies.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2016 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 16, 2017.

The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The condensed consolidated balance sheet at December 31, 2016 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of September 30, 2017 and consolidated results of operations for the three and nine months ended September 30, 2017 and its cash flows for the nine months ended September 30, 2017 and 2016. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2017.

2.	Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2016, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2017.

During the three and nine months ended September 30, 2017, the Company recorded revenue in connection with its collaboration agreement. See Note 9, “Collaboration Revenue,” for additional information.

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

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2017	2016
Stock options to purchase common stock	6,133,596	5,165,729
Unvested restricted stock units	401,900	—
	6,535,496	5,165,729

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies how a company identifies promised goods or services and clarifies whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. In December 2016 the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance issued in ASU 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples.  ASU 2016-08, ASU 2016-10 and ASU 2016-12 have the same effective dates and transition requirements as ASU 2014-09, all of which collectively are herein referred to as “ASC 606.”

The Company plans to adopt ASC 606 using the modified retrospective transition method, which will result in an adjustment to accumulated deficit in its consolidated balance sheet as of the January 1, 2018 effective date for the cumulative effect of applying the standard. As the adoption method does not result in a recast of the prior year consolidated financial statements, ASC 606 requires the Company to provide additional disclosures during the year of adoption of the amount by which each financial statement line item is affected by adoption of the new standard and explanations of the reasons for significant changes.

The Company is currently evaluating the impact of the adoption of ASC 606 on its consolidated financial statements. While its assessment is preliminary, the Company expects the adoption will change the pattern and timing of revenue recognition of amounts from its collaboration agreement with NHS. Under ASC 606, the Company will recognize revenue using the cost-to-cost method which best depicts the transfer of control to the customer. In contrast, under existing revenue recognition standard, the Company is recognizing revenue on a straight-line basis over the estimated period of performance. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue will be recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. The estimate of the Company’s measure of progress and estimate of transaction price will be updated at each reporting date, as a change in estimate, and will require judgement. The amount of consideration allocated to satisfied performance obligations, based on the Company’s measure of progress will be recognized immediately on a cumulative catch-up basis, resulting in an adjustment to revenue in the period of change. The amount related to the unsatisfied portion will be recognized as that portion is satisfied over time. The Company is in process with calculating the revenue recognition impact under the cost-to-cost method, and the amounts that will be recognized upon adoption on January 1, 2018.

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

The following table presents information about the Company’s assets as of September 30, 2017 and December 31, 2016 that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (note there were no liabilities measured at fair value on a recurring basis in either of the periods presented):

	Fair Value Measurements as of September 30, 2017 Using:
	Level 1	Level 2	Level 3	Not Subject to Leveling (1)	Total
Assets:
Cash Equivalents	$—	$3,000	$—	$11,237	$14,237
Investments:
Commercial Paper	$—	$9,737	$—	$—	$9,737
Certificates of Deposit	—	10,142	—	—	10,142
Corporate Bonds	—	70,923	—	—	70,923
Government Securities	—	24,952	—	—	24,952
Treasury Bonds	—	9,520	—	—	9,520
	$—	$128,274	$—	$11,237	$139,511
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

As of September 30, 2017, the Company’s cash equivalents, which were invested in money market funds and corporate bonds with original maturities of less than 90 days from the date of purchase, were valued based on Level 2 inputs.

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

The fair value of the Company’s investments, which consisted of commercial paper, certificates of deposit, corporate bonds, government securities and treasury bonds as of September 30, 2017 and December 31, 2016 were determined using Level 2 inputs. During the three and nine months ended September 30, 2017 and 2016 there were no transfers between Level 1, Level 2 and Level 3.

4.	Investments

As of September 30, 2017 and December 31, 2016, the fair value of available-for-sale investments by type of security was as follows:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial Paper	$9,738	$—	$(1)	$9,737
Certificates of Deposit	10,142	—	—	10,142
Corporate Bonds	70,967	1	(45)	70,923
Government Securities	24,995	—	(43)	24,952
Treasury Bonds	9,529	—	(9)	9,520
	$125,371	$1	$(98)	$125,274

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial Paper	$19,631	$58	$—	$19,689
Certificates of Deposit	10,629	—	—	10,629
Corporate Bonds	94,764	—	(155)	94,609
Government Securities	33,513	—	(47)	33,466
Treasury Bonds	17,066	1	(4)	17,063
	$175,603	$59	$(206)	$175,456

Investments with original maturities of less than 90 days are included in cash and cash equivalents on the consolidated balance sheets and are not included in the table above. Investments with maturities of less than 12 months are considered current and those investments with maturities greater than 12 months are considered non-current.

5.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2017	December 31, 2016
Laboratory equipment	$12,544	$10,711
Computer equipment	2,555	1,335
Furniture and office equipment	1,033	1,010
Leasehold improvements	27,896	27,807
Construction in progress	232	442
	44,260	41,305
Less: Accumulated depreciation and amortization	(10,536)	(5,180)
	$33,724	$36,125

Depreciation and amortization expense was $1,866, $5,356, $1,251, and $2,511 for the three and nine months ended September 30, 2017 and 2016, respectively.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2017	December 31, 2016
Development and manufacturing costs	$2,987	$3,350
Payroll and payroll-related costs	3,302	3,698
Professional fees	490	448
Facility and other	2,815	3,316
	$9,594	$10,812

7.	Preferred Stock

On July 1, 2015, in connection with the closing of the Company’s initial public offering of its common stock (the “IPO”), the Company effected its Restated Certificate of Incorporation, which authorizes the Company to issue 10,000,000 shares of preferred stock, $0.001 par value per share.

8.	Stockholders’ Equity Common Stock

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2016	5,069,133	$14.36	8.26	$16,736
Granted	1,696,000	10.19
Exercised	(156,886)	0.69
Forfeited	(474,651)	20.66
Outstanding as of September 30, 2017	6,133,596	$13.07	7.92	$36,791
Options exercisable as of September 30, 2017	2,973,186	$11.32	7.14	$22,602

The weighted average grant-date fair value of stock options granted during the three and nine months ended September 30, 2017 and 2016 was $8.43, $7.06, $12.45, and $18.93 per share, respectively.

Restricted Stock Units

The Company has granted restricted stock units with time-based vesting conditions.  The table below summarizes the Company’s restricted stock activity for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2016	115,500	$9.78
Granted	332,500	$10.08
Forfeited	(46,100)	$9.93
Vested	—	$—
Unvested restricted stock units as of September 30, 2017	401,900	$10.01

Stock-based Compensation Expense

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development expenses	$2,158	$2,334	$6,124	$7,416
General and administrative expenses	2,211	1,910	7,026	5,449
	$4,369	$4,244	$13,150	$12,865

9.	Collaboration Revenue

Nestec Ltd.

In January 2016, the Company entered into the Collaboration and License Agreement (“License Agreement”) with Nestec Ltd. (“NHS”), an affiliate of Nestlé Health Science US Holdings, Inc., a significant stockholder of the Company, for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. The License Agreement will support the development of the Company’s portfolio of products for CDI and IBD in markets outside of the United States and Canada (the “Licensed Territory”). The Company has retained full commercial rights to its entire portfolio of product candidates with respect to the United States and Canada.

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

The Company will recognize revenue utilizing a time-based proportional performance model where revenue related to each payment is recognized over the ten-year performance period.  As of September 30, 2017, the only consideration that is fixed and determinable is the non-refundable upfront payment of $120,000 and $580 for the reimbursement of development services since the inception of the arrangement. For additional consideration that could be received for research and development services and/or manufacturing services for clinical supply, the Company will recognize a cumulative catch-up for the amount of time that has elapsed and spread the unrecognized portion over the remaining performance period.

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

During the three months ended September 30, 2017, the Company received $20,000 from NHS in connection with the initiation of the Phase 3 study for SER-109. The Company recognizes revenue associated with substantive milestones in accordance with FASB ASC Topic 605-28, Revenue Recognition-Milestone Method. The $20,000 was recognized in full as related party collaboration revenue during the three months ended September 30 2017.

Royalties will be recorded as revenue in the period they are earned assuming all other revenue recognition criteria are met.

During the three and nine months ended September 30, 2017 and 2016, the Company recognized $23,015, $29,044, $13,015, and $18,730, respectively, of related party revenue (see Note 12 “Related Party Transactions”) associated with the License Agreement. As of September 30, 2017, there was $99,770 of deferred revenue related to the License Agreement, which is classified as current or non-current in the consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next twelve months. All costs associated with the License Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

10.	Income Taxes

The Company did not provide for any income taxes for the nine-month period ended September 30, 2017 or 2016.

The Company has evaluated the positive and negative evidence bearing upon the realizability of its U.S. net deferred tax assets. As required by the provisions of ASC 740, Income Taxes, management has determined that it is more-likely-than-not that the Company will not utilize the benefits of federal and state U.S. net deferred tax assets for financial reporting purposes. Accordingly, the net deferred tax assets are subject to a valuation allowance at September 30, 2017 and December 31, 2016.

As of September 30, 2017 and December 31, 2016, the Company had no accrued interest or tax penalties recorded. The Company files income tax returns in the U.S. and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2012. However, to the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated my still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent it is utilized in a future period. There are no currently ongoing or pending examinations in any jurisdictions.

11.	Commitments and Contingencies

Leases

On November 11, 2015, the Company entered into a non-cancelable property lease with BMR-Sidney Research Campus LLC (“BMR”) for 83,396 square feet of office, laboratory and pilot manufacturing space at 200 Sidney Street, Cambridge, Massachusetts. The lease term commenced in March 2016 and ends in November 2023. The Company has the option to extend the lease twice, each for a five-year period. The Company moved its corporate headquarters to this location in April 2016. BMR has contributed a total of $12,509 toward the cost of tenant improvements.  BMR’s contributions toward the cost of tenant improvements is recorded as a lease incentive obligation on the Company’s consolidated balance sheet. The lease incentive obligation is amortized to the Company’s consolidated statement of operations as reductions to rent expense over the lease term. As of September 30, 2017, the Company has recorded a lease incentive obligation of $10,754.  During the nine months ended September 30, 2017, we amortized $1,326 of this lease incentive obligation as a reduction to rent expense.

During the three and nine months ended September 30, 2017 and 2016, the Company recognized $1,100, $3,345, $1,406, and $2,587 respectively, of rental expense related to office and laboratory space.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2017 or December 31, 2016.

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

On September 28, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts against the Company entitled Mariusz Mazurek v. Seres Therapeutics, Inc., et.al. On February 12, 2017, the Company received an amended complaint and on March 30, 2017, the Company filed a motion to dismiss. A hearing on the motion to dismiss was held on August 9, 2017. A decision by the court on the motion to dismiss is expected by early 2018. The lawsuit alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, by making allegedly false and misleading statements and omissions about the Company’s clinical trials for its product candidate SER-109 in the Company’s public disclosures between June 25, 2015 and July 29, 2016. The lawsuit seeks, among other things, damages in connection with the Company’s allegedly inflated stock price between June 25, 2015 and July 29, 2016 as a result of those allegedly false and misleading statements, as well as interest, attorneys’ fees and costs. The Company can make no assurances as to the time or resources that will need to be devoted to this lawsuit or its final outcome, or the impact, if any, of this lawsuit or any proceedings on its business, financial condition, results of operations and cash flows. While the Company is vigorously defending against all claims asserted, this litigation could result in substantial costs to the Company and a diversion of the Company’s management’s attention and resources, which could harm its business. In addition, the uncertainty of the pending lawsuit or potential filing of additional lawsuits could lead to more volatility and a reduction in the Company’s stock price. Given the early stage of the litigation, at this time the Company is unable to reasonably estimate possible losses or form a judgment that an unfavorable outcome is either probable or remote. It is not currently possible to assess whether or not the outcome of these proceedings may have a material adverse effect on the Company.

12.	Related Party Transactions

In October 2010, the Company entered into a services agreement with Flagship Ventures Management, Inc., an affiliate of one of its stockholders, Flagship Venture Funds (and now known as Flagship Pioneering), to provide general and administrative services to the Company, including the employer portions of employee health and dental benefit plans for Seres Therapeutics employees and consulting services. The Company made payments under the agreement of $17 during the nine months ended September 30, 2016.  There were no payments made during the three and nine months ended September 30, 2017 and the three months ended September 30, 2016. There were no amounts due to Flagship Ventures Management, Inc. related to the services agreement as of September 30, 2017 or December 31, 2016.

As described in Note 9, in January 2016 the Company entered into a License Agreement with NHS for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. NHS is a related party since NHS is an affiliate of Nestlé Health Science, one of the Company’s significant stockholders. During the three and nine months ended September 30, 2017 and 2016, the Company recognized $23,015, $29,044, $13,015, and $18,730 of related party revenue associated with the License Agreement. As of September 30, 2017, there was $99,770 of deferred revenue related to the License Agreement, which is classified as current or non-current in the consolidated balance sheets. The Company has made no payments to NHS during the three and nine months ended September 30, 2017. There is $297 due from NHS as of September 30, 2017 for the reimbursement of development costs, which is classified as other current assets in the Company’s consolidated balance sheet.

13.	Subsequent Events

In October, 2017 the Combating Antibiotic Resistant Bacteria Biopharmaceutical Accelerator ("CARB-X”), an international public-private partnership focused on advancing new antimicrobial products to address the threat of antibiotic resistance, selected the Company to receive up to $2,461 in research funding for SER-155, with potential for an additional $3,119 upon the completion of milestones.  In connection with this funding, the Company entered into a cost reimbursement Sub-Award Agreement (the “Sub-award Agreement”) with the Trustees of Boston University, the administrator of the program. The Company expects to begin incurring reimbursable expenses under the Sub-Award Agreement in November 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Overview

We are a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to treat disease by restoring the function of a dysbiotic microbiome. Our lead product candidate, SER-109, is designed to reduce recurrences of Clostridium difficile, or C. difficile, infection, or CDI, a debilitating infection of the colon, in patients who have received antibiotic therapy for recurrent CDI by treating the dysbiosis of the colonic microbiome and, if approved by the U.S. Food and Drug Administration, or FDA, could be a first-in-field oral microbiome drug. Our second product candidate, SER-287, is being developed to treat inflammatory bowel disease, or IBD, including ulcerative colitis, or UC.  In addition, using our microbiome therapeutics platform, we are developing product candidates to treat diseases where the microbiome is implicated, including SER-262, a synthetic product candidate, to reduce recurrence of CDI in patients who have received antibiotic therapy for an initial or primary CDI, SER-301, a synthetic IBD candidate, and SER-155, a synthetic product candidate to prevent infections and improve gastrointestinal barrier function (including the consequences of graft versus host disease) in patients following allogeneic hematopoietic stem cell transplants or solid organ transplants. We are also using our microbiome therapeutics platform to conduct research on metabolic diseases, such as non-alcoholic steatohepatitis (NASH); inflammatory diseases, such as Crohn’s disease; rare liver disorders such as primary sclerosing cholangitis (PSC); and immuno-oncology treatments.

Since our inception in October 2010, we have devoted substantially all of our resources to developing SER-109, SER-287 and SER-262, researching our pre-clinical candidates SER-155 and SER-301, building our intellectual property portfolio, developing our supply chain, business planning, raising capital and providing general and administrative support for these operations.

All of our product candidates other than SER-109, SER-262 and SER-287 are still in pre-clinical or research development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss was $60.4 million for the nine months ended September 30, 2017. As of September 30, 2017, we had an accumulated deficit of $234.6 million.

On July 29, 2016, we announced the interim eight-week results from our SER-109 Phase 2 clinical study, a randomized, double-blind, placebo controlled Phase 2 clinical study conducted in 89 subjects to evaluate the safety, tolerability and efficacy of SER-109 in adults with recurrent CDI. In that study, 44% of subjects (26 of 59) who received SER-109 experienced a recurrence at the eight week endpoint compared to 53% of subjects (16 of 30) who received placebo, a result that was not statically significant. SER-109 was generally safe and well-tolerated in our Phase 1b clinical study of SER-109 and in the Phase 2 clinical study. The most common adverse events for SER-109 and placebo, respectively, were diarrhea (25% vs. 14%), abdominal pain (22% vs. 14%), flatulence (12% vs. 3%), and nausea (10% vs. 10%). No drug-related serious adverse events were observed.

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

On October 2, 2017, we announced positive topline results from our Phase 1b clinical trial of SER-287 in patients with UC. The SER-287 Phase 1b study, a randomized, double-blinded, placebo-controlled, multiple-dose, induction study enrolled patients with active mild-to-moderate UC, with Mayo scores of 4 to 10. The study enrolled 58 patients at 20 sites across the United States. Study subjects exhibited pre-study disease activity despite use of current therapies in a majority of subjects, which included 5-amino-salacylic acid, low dose corticosteroids, or immunomodulatory therapy.

Diverse analyses of microbiome data of patients in this trial, a primary endpoint, are expected to be completed in the coming months. Three SER-287 drug product lots, based on human donor material obtained from three separate individuals, were used in the Phase 1b study. Microbiome analyses will also be conducted to determine whether there are any observable differences in the drivers of response across the drug product lots.

An evaluation of SER-287 safety and tolerability was a primary study endpoint. Study results demonstrated no imbalance in adverse events in SER-287-treated patients as compared to patients treated with placebo. There were no drug related serious adverse events.

Our expenses may increase substantially in connection with our ongoing and planned activities, particularly as we:

•	continue the clinical development of SER-109, our lead product candidate, in the Phase 3 clinical study;
•	continue the clinical development of SER-287 for the treatment of UC and potential other studies of IBD;
•

continue the clinical development of SER-262 to be used following antibiotic treatment of primary CDI to reduce recurrence after the initial episode of CDI, including the Phase 1b clinical study of SER-262 initiated in July 2016 for which we expect topline results in early 2018;

•	conduct research and continue pre-clinical development of additional Ecobiotic® microbiome therapeutic candidates, including SER-155 and SER-301, our synthetic IBD product candidate;
•	make strategic investments in manufacturing capabilities;
•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	perform our obligations under the collaboration agreement with Nestec Ltd., or NHS;
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges; and
•	seek to obtain regulatory approvals for our product candidates.

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

In January 2016, we entered into a Collaboration and License Agreement, or the License Agreement, with Nestec Ltd., or NHS, for the development and commercialization of certain of our product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. The License Agreement supports the development of our portfolio of products for CDI and IBD in markets outside of the United States and Canada, or the Licensed Territory, and is expected to provide financial support for our ongoing research and development. We have retained full commercial rights to our entire portfolio of product candidates with respect to the United States and Canada, where we plan to build our own commercial organization.

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

In exchange for the license, NHS made an upfront cash payment of $120 million to us in February 2016. NHS has also agreed to pay us tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of NHS Collaboration Products in the Licensed Territory. Additionally, NHS has agreed to pay us up to $660 million for the achievement of certain development and regulatory milestones and up to an aggregate of $1.125 billion for the achievement of certain commercial milestones related to the sales of NHS Collaboration Products.  We received a $10.0 million milestone payment in 2016 associated with the planned initiation of a Phase 1b study for SER-262 in CDI. In June 2017, we initiated a Phase 3 clinical study of SER-109 (ECOSPOR III) in patients with multiply recurrent CDI. In July 2017, we recorded revenue of $20.0 million based on the achievement of this milestone under the License Agreement. The full potential value of the upfront payment and milestone payments payable by NHS is over $1.9 billion, assuming all products receive regulatory approval and are successfully commercialized. NHS is also obligated to pay some of the costs related to our clinical trials. See “—Liquidity and Capital Resources.”

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Microbiome therapeutics platform	$14,504	$14,435	$46,150	$35,458
SER-109	5,105	7,024	11,806	19,682
SER-262	1,226	1,663	3,727	3,780
SER-287	1,375	1,021	3,730	2,813
Total research and development expenses	$22,210	$24,143	$65,413	$61,733

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

Our general and administrative expenses may increase in the future if we increase our headcount to support the potential growth in our research and development activities and the potential commercialization of our product candidates. We also may continue to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance costs and investor and public relations costs.

Other Income (Expense), Net

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and investments.

Other Income (Expense)

Other income (expense) consists of amortization of purchased premiums and discounts associated with our investments.

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in any of the three or nine month periods ended September 30, 2017 or 2016.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report on Form 10-K during the three and nine months ended September 30, 2017.

Results of Operations

Comparison of Three Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$23,015	$13,015	$10,000
Total revenue	23,015	13,015	10,000
Operating expenses:
Research and development	22,210	24,143	(1,933)
General and administrative	8,119	7,967	152
Total operating expenses	30,329	32,110	(1,781)
Loss from operations	(7,314)	(19,095)	11,781
Other income (expense):
Interest income	502	719	(217)
Other income (expense)	(123)	(312)	189
Total other income (expense), net	379	407	(28)
Net loss	$(6,935)	$(18,688)	$11,753

Revenue

Total revenue was $23.0 million and $13.0 million for the three months ended September 30, 2017 and 2016, respectively. Of the $23.0 million of revenue recognized for the three months ended September 30, 2017, $20.0 million was received from NHS associated with the initiation of the Phase 3 study for SER-109 in patients with multiply recurrent CDI, which is a substantive milestone under the License Agreement Of the $13.0 million of revenue recognized for the three months ended September 30, 2016, $10.0 million was received from NHS associated with the initiation of the Phase 1b study for SER-262 in CDI, which was a substantive development milestone under the License Agreement.  We recognize revenue associated with substantive milestones in accordance with FASB ASC Topic 605-28, Revenue Recognition-Milestone Method, or ASC 605-28. The $20.0 million and $10.0 million payments were recognized in full as related party collaboration revenue during the three months ended September 30, 2017 and 2016, respectively. The remaining revenue for both periods principally relates to the recognition of the $120.0 million upfront payment under the License Agreement over the estimated performance period of 10 years.

Research and Development Expenses

	Three Months Ended September 30,
	2017	2016	Change
	(in thousands)
Microbiome therapeutics platform	$14,504	$14,435	$69
SER-109	5,105	7,024	(1,919)
SER-262	1,226	1,663	(437)
SER-287	1,375	1,021	354
Total research and development expenses	$22,210	$24,143	$(1,933)

Research and development expenses were $22.2 million for the three months ended September 30, 2017, compared to $24.1 million for the three months ended September 30, 2016. The decrease of $1.9 million was due primarily to the following:

•

an increase of $0.1 million in research expenses related to our microbiome therapeutics platform, due primarily to an increase in facilities and depreciation charges of $0.5 million, partially offset by a decrease in payroll and consultant costs of $0.4 million;

•

a decrease of $1.9 million in expenses related to our SER-109 program, due primarily to a decrease in clinical trial costs of $0.1 million, a decrease in sequencing and analysis costs of $0.4 million, a decrease in animal study costs of $0.3 million, and a decrease in lab consumables and supplies of $0.8 million;

•	a decrease of $0.4 million in expenses for our SER-262 program primarily driven by a decrease in clinical trial costs of $0.4 million; and
•

an increase of $0.4 million in expenses for our SER-287 program primarily driven by an increase in clinical trial costs of $0.5 million, partially offset by a $0.1 million decrease in contract manufacturing costs.

General and Administrative Expenses

	Three Months Ended September 30,
	2017	2016	Change
	(in thousands)
Personnel related (including stock-based compensation)	$3,980	$4,215	$(235)
Professional fees	2,260	1,936	324
Facility-related and other	1,879	1,816	63
Total general and administrative expenses	$8,119	$7,967	$152

General and administrative expenses were $8.1 million for the three months ended September 30, 2017, compared to $8.0 million for the three months ended September 30, 2016. The increase of $0.1 million was primarily due to the following:

•	a decrease in personnel related costs of $0.2 million, primarily due to a decrease in employee headcount;
•	an increase in professional fees of $0.3 million due to an increase in legal and accounting costs of $0.3 million; and
•

an increase in facility costs of $0.1 million primarily due to a $0.5 million increase in IT-related expenses and a $0.2 million increase in depreciation and rent expenses, partially offset by a $0.7 million decrease in office-related expenses.

Other Income (Expense), Net

Other income (expense), net for each of the three months ended September 30, 2017 and 2016 was $0.4 million and $0.4 million, respectively. The $0.4 million of other income (expense), net for the three months ended September 30, 2017 and the $0.4 million of other income (expense), net for the three months ended September 30, 2016 were primarily due to interest income from investing activities.

Results of Operations

Comparison of Nine Months Ended September 30, 2017 and 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016	Change
	(in thousands)
Revenue	$29,044	$18,730	$10,314
Operating expenses:
Research and development	65,413	61,733	3,680
General and administrative	25,251	24,163	1,088
Total operating expenses	90,664	85,896	4,768
Loss from operations	(61,620)	(67,166)	5,546
Other income (expense):
Interest income	1,892	1,483	409
Other income (expense)	(699)	(620)	(79)
Total other income (expense), net	1,193	863	330
Net loss	$(60,427)	$(66,303)	$5,876

Revenue

Total revenue was $29.0 million and $18.7 million for the nine months ended September 30, 2017 and 2016, respectively. Of the $29.0 million of revenue recognized for the nine months ended September 30, 2017, $20.0 million was received from NHS associated with the initiation of the Phase 3 study for SER-109 in patients with multiply recurrent CDI, which is a substantive milestone under the License Agreement. Of the $18.7 million of revenue recognized for the nine months ended September 30, 2016, $10.0 million was received from NHS associated with the initiation of the Phase 1b study for SER-262 in CDI, which is a substantive development milestone under the License Agreement. We recognize revenue associated with substantive milestones in accordance with ASC 605-28. The $20.0 million and $10.0 million payments were recognized in full as related party collaboration revenue during the nine months ended September 30, 2017 and 2016, respectively.  The remaining revenue for both periods principally relates to the recognition of the $120.0 million upfront payment under the License Agreement over the estimated performance period of 10 years.

Research and Development Expenses

	Nine Months Ended September 30,
	2017	2016	Change
	(in thousands)
Microbiome therapeutics platform	$46,150	$35,458	$10,692
SER-109	11,806	19,682	(7,876)
SER-262	3,727	3,780	(53)
SER-287	3,730	2,813	917
Total research and development expenses	$65,413	$61,733	$3,680

Research and development expenses were $65.4 million for the nine months ended September 30, 2017, compared to $61.7 million for the nine months ended September 30, 2016. The increase of $3.7 million was due primarily to the following:

•

an increase of $10.7 million in research expenses related to our microbiome therapeutics platform, due primarily to an increase in payroll and consultant costs of $2.7 million, an increase in facilities and depreciation charges of $5.2 million, an increase in lab consumables and supplies of $1.6 million, an increase in IT expenses of $0.5 million, and an increase in office expenses of $0.5 million;

•

a decrease of $7.9 million in expenses related to our SER-109 program, due primarily to a decrease in clinical trial costs of $2.4 million, a decrease in contract manufacturing costs of $0.3 million, a decrease in sequencing and analysis costs of $0.5 million, a decrease in other consulting costs of $1.0 million, a decrease in animal study costs of $0.5 million, a decrease in lab consumables and supplies of $2.0 million, a decrease in office expenses of $0.2 million, and a decrease in conference costs of $0.5 million;

•

a decrease of $0.1 million in expenses for our SER-262 program primarily driven by a decrease in bioprocess development costs of $0.8 million, and partially offset by an increase in clinical trial costs of $0.7 million; and

•

an increase of $0.9 million in expenses for our SER-287 program primarily driven by an increase in clinical trial costs of $1.2 million, and partially offset by a decrease in contract manufacturing costs of $0.3 million.

General and Administrative Expenses

	Nine Months Ended September 30,
	2017	2016	Change
	(in thousands)
Personnel related (including stock-based compensation)	$12,814	$11,452	$1,362
Professional fees	6,372	7,644	(1,272)
Facility-related and other	6,065	5,067	998
Total general and administrative expenses	$25,251	$24,163	$1,088

General and administrative expenses were $25.3 million for the nine months ended September 30, 2017, compared to $24.2 million for the nine months ended September 30, 2016. The increase of $1.1 million was primarily due to the following:

•	an increase in personnel related costs of $1.4 million primarily due to the increase in stock-based compensation expense;
•	a decrease in professional fees of $1.3 million due to a decrease in consulting costs of $1.3 million; and
•

an increase in facility costs of $1.0 million primarily due to a $1.6 million increase in IT-related expenses and a $0.1 million increase in depreciation and rent expenses, and partially offset by a $0.7 million decrease in other office-related expenses.

Other Income (Expense), Net

Other income (expense), net for each of the nine months ended September 30, 2017 and 2016 was $1.2 million and $0.9 million, respectively. The $1.2 million of other income (expense), net for the nine months ended September 30, 2017 and the $0.9 million of other income (expense), net for the nine months ended September 30, 2016 were primarily due to interest income from investing activities.

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

In January 2016, we entered into the License Agreement with NHS, for the development and commercialization of certain of our product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. In exchange for the license, NHS agreed to pay us an upfront cash payment of $120 million, which we received in February 2016. NHS has also agreed to pay us tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of NHS Collaboration Products in the Licensed Territory. We are eligible to receive up to $285.0 million in development milestone payments, $375.0 million in regulatory payments and up to an aggregate of $1.1 billion for the achievement of certain commercial milestones related to the sales of NHS Collaboration Products. The full potential value of the up-front payment and milestone payments payable by NHS is over $1.9 billion, assuming all products receive regulatory approval and are successfully commercialized. In September 2016, we received a $10.0 million milestone payment associated with the initiation of the Phase 1b clinical study for SER-262 in CDI. In June 2017, we initiated a Phase 3 clinical study of SER-109 (ECOSPOR III) in patients with multiply recurrent CDI. In July 2017, we recorded revenue of $20.0 million based on the achievement of this milestone under the License Agreement.

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

As of September 30, 2017, we had cash, cash equivalents and investments totaling $171.3 million and an accumulated deficit of $234.6 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash provided by (used in) operating activities	$(54,915)	$64,726
Cash provided by (used in) investing activities	46,293	(85,186)
Cash provided by financing activities	108	2,138
Net decrease in cash and cash equivalents	$(8,514)	$(18,322)

Operating Activities

During the nine months ended September 30, 2017, operating activities used $54.9 million of cash, primarily due to a net loss of $60.4 million and cash used from changes in our operating assets and liabilities of $12.8 million, partially offset by non-cash charges of $18.3 million.  Net cash used for changes in our operating assets and liabilities during the nine months ended September 30, 2017 consisted of a $1.1 million decrease in accrued expenses and other current liabilities, a decrease in accounts payable of $2.5 million, and a decrease in deferred revenue of $9.0 million, and an increase in prepaid expenses and other current assets of $0.2 million. The decreases in accrued expenses and accounts payable were due to the timing of payments. The decrease in deferred revenue was due to the recognition of revenue related to the $120.0 million upfront payment under the License Agreement over the estimated performance period of 10 years.

During the nine months ended September 30, 2016, operating activities provided $64.7 million of cash, primarily due to upfront cash of $120.0 million and a milestone payment of $10.0 million received in connection with the License Agreement, and cash provided by changes in our operating assets and liabilities of $4.4 million.  The increase was partially offset by a net loss of $66.3 million, less non-cash charges of $15.1 million. Net cash provided by changes in our operating assets and liabilities during the nine months ended September 30, 2016 consisted of a $6.9 million increase in accrued expenses and other current liabilities and an increase in accounts payable of $0.1 million, offset in part by a $2.5 million increase in prepaid expenses and other current assets. The increases in our accrued expenses and accounts payable were due to the timing of payments and an increase in amounts accrued for clinical trial expenses. The increase in prepaid expenses and other current assets was due primarily to prepayments made for clinical trial activities and insurance premiums.

Investing Activities

During the nine months ended September 30, 2017, net cash provided by investing activities was $46.3 million, consisting of sales and maturities of investments of $126.1 million. The increase was partially offset by purchases of investments of $75.7 million and purchases of property and equipment of $4.0 million.

During the nine months ended September 30, 2016, net cash used in investing activities was $85.2 million, consisting of purchases of investments of $245.7 million and purchases of property and equipment of $15.8 million. The decrease was partially offset by sales and maturities of investments of $176.2 million.

Financing Activities

During the nine months ended September 30, 2017, net cash provided by financing activities was $0.1 million in connection with the exercise of options to purchase our common stock.

During the nine months ended September 30, 2016, net cash provided by financing activities was $2.1 million in connection with the exercise of options to purchase our common stock.

Funding Requirements

Our expenses may increase substantially in connection with our ongoing development activities related to SER-109 and SER-287, which are in clinical development, and our follow-on therapeutic candidates and other programs. In addition we expect to continue to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	continue the clinical development of SER-109, our lead product candidate, in the Phase 3 clinical study;
•	continue the clinical development of SER-287 for the treatment of UC and potential other studies of IBD;
•

continue the clinical development of SER-262 to be used following antibiotic treatment of primary CDI to reduce recurrence after the initial episode of CDI, including the Phase 1b clinical study of SER-262 initiated in July 2016 for which we expect topline results in early 2018;

•	conduct research and continue pre-clinical development of additional Ecobiotic® microbiome therapeutic candidates, including SER-155 and SER-301, our synthetic IBD product candidate;
•	make strategic investments in manufacturing capabilities;
•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	perform our obligations under the collaboration agreement with NHS
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges; and
•	seek to obtain regulatory approvals for our product candidates.

We continue to expect that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements through 2018. This estimate excludes net cash flows from future business development activities. The specifics of future SER-109 related activities could impact capital requirements and cash projections. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of SER-109, SER-262 and SER-287 or our follow-on programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements for SER-109, SER-262 and SER-287 or our other programs will depend on many factors, including:

•	the progress and results of our Phase 3 clinical study of SER-109;
•	the progress and results of any future clinical studies of SER-287;
•	the progress and results of our Phase 1b clinical study of SER-262;
•	the cost of manufacturing clinical supplies of our product candidates;
•	the scope, progress, results and costs of pre-clinical development, laboratory testing and clinical trials for our other product candidates, including SER-155 and SER-301;

•	the costs, timing and outcome of regulatory review of our product candidates and research activities;
•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	the effect of competing technological and market developments; and
•	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.

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

Adequate additional funds may not be available to us on acceptable terms, or at all. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our shareholders’ rights as common stockholders. Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends and may require the issuance of warrants, which could potentially dilute our shareholders’ ownership interest.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2017, our cash, cash equivalents and investments consisted of cash, money market accounts, and investments in corporate bonds, commercial paper, certificates of deposit, treasury bonds, and government securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Shareholder Litigation

On September 28, 2016, a purported stockholder filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts against us entitled Mariusz Mazurek v. Seres Therapeutics, Inc., et. al. On February 12, 2017, we received an amended complaint, and on March 30, 2017, we filed a motion to dismiss. A hearing on the motion to dismiss was held on August 9, 2017.  A decision by the court on the motion to dismiss is expected by early 2018. The lawsuit alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, by making allegedly false and misleading statements and omissions about our clinical trials for our product candidate SER-109 in our public disclosures between June 25, 2015 and July 29, 2016. The lawsuit seeks, among other things, damages in connection with our allegedly inflated stock price between June 25, 2015 and July 29, 2016 as a result of those allegedly false and misleading statements, as well as interest, attorneys’ fees and costs.  We can make no assurances as to the time or resources that will need to be devoted to this lawsuit or its final outcome, or the impact, if any, of this lawsuit or any proceedings on our business, financial condition, results of operations and cash flows. We are vigorously defending against all claims asserted.

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

Since inception, we have incurred significant operating losses. Our net loss was $91.6 million for the year ended December 31, 2016, and $60.4 million for the nine months ended September 30, 2017. As of September 30, 2017, we had an accumulated deficit of $234.6 million. To date, we have financed our operations through the initial public offering of our common stock, private placements of our preferred stock, milestone payments under the licensing agreement with Nestec, Ltd., or NHS, and loan financing. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting pre-clinical studies and clinical trials. We are in the early stages of development of our product candidates, which we call Ecobiotic microbiome therapeutics, and we have not completed development of any Ecobiotic microbiome therapeutics or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future.  We anticipate that our expenses may increase substantially as we:

•	continue the clinical development of SER-109, our lead product candidate, in the Phase 3 clinical study;
•	continue the clinical development of SER-287 for the treatment of UC and potential other studies of IBD;
•

continue the clinical development of SER-262 to be used following antibiotic treatment of primary CDI to reduce recurrence after the initial episode of CDI; we expect results from this study in early 2018;

•	conduct research and continue pre-clinical development of additional Ecobiotic® microbiome therapeutic candidates, including SER-155 and SER-301, our synthetic IBD product candidate;
•	make strategic investments in manufacturing capabilities;

•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	perform our obligations under the collaboration agreement with NHS
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges; and
•	seek to obtain regulatory approvals for our product candidates.

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

Our expenses may increase in connection with our ongoing activities, particularly as we continue the clinical development of SER-109, including conducting the Phase 3 clinical study, continue the clinical development of SER-287, including conducting future clinical studies, complete our Phase 1b clinical study of SER-262, and continue to research, develop and initiate clinical trials of SER-301 and SER-155 and our other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We continue to expect that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements through 2018. This estimate excludes net cash flows from future business development activities. In addition, the specifics of future SER-109 related activities could impact capital requirements and cash projections. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the progress and results of our Phase 3 clinical study of SER-109;
•	the progress and results of any future clinical studies of SER-287;
•	the progress and results of our Phase 1b clinical study of SER-262;
•	the cost of manufacturing clinical supplies for our product candidates;
•	the scope, progress, results and costs of pre-clinical development, laboratory testing and clinical trials for our other product candidates, including SER-301 and SER-155;
•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	the effect of competing technological and market developments; and
•	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates

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

Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

Since our inception in October 2010, we have devoted substantially all of our resources to developing SER-109, SER-262, SER-287, SER-301, and SER-155, building our intellectual property portfolio, developing our supply chain, planning our business, raising capital and providing general and administrative support for these operations. We have completed our Phase 1b and a Phase 2 clinical study of SER-109, our lead product candidate, and have reported top-line data in our Phase 1b study of SER-287. In our Phase 2 clinical study of SER-109, the primary endpoint of reducing the relative risk of C. difficile infection, or CDI, recurrence at up to eight weeks after treatment was not achieved. In June 2017, we initiated a Phase 3 clinical study of SER-109 (ECOSPOR III) in patients with multiply recurrent CDI. We have not yet demonstrated our ability to successfully complete any Phase 3 clinical study or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

Other than SER-109, we are early in our development efforts and may not be successful in our efforts to use our microbiome therapeutics platform to build a pipeline of product candidates and develop marketable drugs.

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

The success of our product candidates will depend on several factors, including the following:

•	completion of pre-clinical studies and clinical trials with positive results;
•	receipt of marketing approvals from applicable regulatory authorities;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	making arrangements with third-party manufacturers for, or establishing our own, commercial manufacturing capabilities;

•	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•	entering into new collaborations throughout the development process as appropriate, from pre-clinical studies through to commercialization;
•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for our products, if approved;
•	protecting our rights in our intellectual property portfolio;
•	operating without infringing or violating the valid and enforceable patents or other intellectual property of third parties;
•	maintaining a continued acceptable safety profile of our products following approval; and
•	maintaining and growing an organization of scientists and business people who can develop and commercialize our products and technology.

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

Our microbiome therapeutics platform relies on third parties for biological materials, including human stool. Some biological materials have not always met our expectations or requirements, and any disruption in the supply of these biological materials could materially adversely affect our business. For example, if any supplied biological materials are contaminated with disease organisms, we would not be able to use such biological materials. Although we have control processes and screening procedures, biological materials are susceptible to damage and contamination and may contain active pathogens. Improper storage of these materials, by us or any third-party suppliers, may require us to destroy some of our materials or products, which could delay the development or commercialization of our product.

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

We completed our Phase 1b clinical study of SER-109 in 2014, completed the analysis of our Phase 2 clinical study of SER-109 in January 2017, and initiated our Phase 3 clinical study of SER-109 in June 2017. Although most clinical research performed in the United States must be authorized in advance by the FDA under its investigational new drug application, or IND, regulations, we did not conduct our Phase 1b clinical study under an IND pursuant to the FDA’s exercise of enforcement discretion with regard to IND requirements for use of fecal microbiota for transplantation, or FMT, to treat CDI not responsive to standard therapies. Although the FDA provided confirmation that it intended to exercise enforcement discretion with respect to our Phase 1b clinical study of SER-109, it stated that continued clinical evaluation of SER-109 will require an IND. In April 2015, the FDA authorized the conduct of our Phase 2 clinical study, and all subsequent studies, of SER-109 under an IND. We have since conducted and intend to continue to conduct clinical studies of SER-109 under this IND. Unlike with SER-109, we expect that the FDA will require an IND before we initiate clinical testing of our other product candidates and may also require us to conduct more extensive pre-clinical tests prior to the start of clinical trials than were required for SER-109. For our other and future product candidates, we initiated or will initiate INDs.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. We are developing our lead product candidate, SER-109, to reduce recurrence of CDI in patients suffering from recurrent CDI. There is a limited number of patients from which to draw for clinical studies.

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

Even if we eventually complete clinical testing and receive approval of a biologics license application, or BLA, or foreign marketing authorization for one of our product candidates, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials, which may be required after approval. The FDA or the applicable foreign regulatory agency may also approve our product candidates for a more limited indication and/or a narrower patient population than we originally request, and the FDA, or applicable foreign regulatory agency, may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of our product candidates and would materially adversely impact our business and prospects.

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

Risks Related to our Dependence on Third Parties and Manufacturing

The Collaboration and License Agreement, or the License Agreement, with NHS is important to our business. If we or NHS fail to adequately perform under the License Agreement, or if we or NHS terminate the License Agreement, the development and commercialization of our CDI and IBD product candidates, including SER-109, SER-262, SER-287, and SER-301, would be delayed or terminated and our business would be adversely affected.

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

We rely, and expect to continue to rely, on third parties for certain aspects of materials supply for our product candidates in pre-clinical and clinical testing, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates on a timely basis or at all, or that such quantities will be available at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. Except for our clinical production facility in Massachusetts, we do not currently have arrangements in place for redundant supply of SER-109 and SER-287 product.  We do not currently have a second source for required materials used for the manufacture of finished SER-109 product. If our current manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and anticipated future dependence upon others for the manufacture of our product candidates or products could delay, prevent or impair our development and commercialization efforts.

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

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current CDI treatment involves the use of antibiotics that are well established in the medical community or the use of FMT and physicians may continue to rely on these treatments. If our product candidates receive approval but do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our approved product candidates, if any, will depend on a number of factors, including:

•	their efficacy, safety and other potential advantages compared to alternative treatments;
•	the clinical indications for which our products are approved;
•	our ability to offer them for sale at competitive prices;
•	their convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	the availability of third-party coverage and adequate reimbursement for our product candidates;
•	the prevalence and severity of their side effects and their overall safety profiles;
•	any restrictions on the use of our products together with other medications;
•	interactions of our products with other medicines patients are taking; and
•	the ability of patients to take our products.

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

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. It is possible that Congress or the FDA may take these or other measures to reduce or eliminate periods of exclusivity. The BPCIA is complex and only beginning to be interpreted and implemented by the FDA. As a result, its ultimate impact is subject to uncertainty. The FDA has issued several guidance documents to date discussing the biosimilar pathway, and the FDA approved the first biosimilar under the BPCIA in March 2015. However, several issues still remain unclear with respect to the FDA’s final implementation of the BPCIA, and such FDA implementation could have a material adverse effect on the future commercial prospects for our product candidates.

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

Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to specific conditions of approval, including a requirement to implement a risk evaluation and mitigation strategy, which could include requirements for a medication guide, communication plan, or restricted distribution system. If any of our product candidates receives marketing approval, the accompanying label may limit the approved use of our drug, which could limit sales of the product.

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

The risk of our being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain a robust system to comply with multiple jurisdictions with different compliance and reporting requirements increases the possibility that we may violate one or more of the requirements.

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

In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the Affordable Care Act, is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain.

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

In some countries, particularly the countries of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various EU member states and parallel distribution or arbitrage between low-priced and high-priced member states, can further reduce prices. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If coverage and reimbursement of our products are unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

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

Filing, prosecuting and defending patents on product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than in the United States, assuming that rights are obtained in the United States and assuming that rights are pursued outside the United States. The statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications. For each of the patent families that we believe provide coverage for our product candidates, we decide whether and where to pursue protection outside the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, even if we do elect to pursue patent rights outside the United States, we may not be able to obtain relevant claims and/or we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses, particularly after we are no longer an emerging growth company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to maintain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

On September 28, 2016, a purported stockholder filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts against us entitled Mariusz Mazurek v. Seres Therapeutics, Inc., et.al. On February 12, 2017, we received an amended complaint, and on March 30, 2017 we submitted a motion to dismiss. A hearing on the motion to dismiss was held on August 9, 2017. A decision by the court on the motion to dismiss is expected by early 2018. The lawsuit alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, by making allegedly false and misleading statements and omissions about our clinical trials for our product candidate SER-109 in our public disclosures between June 25, 2015 and July 29, 2016. The lawsuit seeks, among other things, damages in connection with our allegedly inflated stock price between June 25, 2015 and July 29, 2016 as a result of those allegedly false and misleading statements, as well as interest, attorneys’ fees and costs.  We can make no assurances as to the time or resources that will need to be devoted to this lawsuit or its final outcome, or the impact, if any, of this lawsuit or any proceedings on our business, financial condition, results of operations and cash flows.  While we are vigorously defending against all claims asserted, this litigation could result in substantial costs to us and a diversion of our management’s attention and resources, which could harm our business.  In addition, the uncertainty of the pending lawsuit or potential filing of additional lawsuits could lead to more volatility and a reduction in our stock price.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 18.3 million shares of our common stock as of September 30, 2017 have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the closing of the initial public offering of our common stock. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•

not being required to include audited financial statements in our selected financial data and in any future registration statements under the Securities Act for any period prior to the earliest audited financial statements presented in our registration statement on Form S-1 for the initial public offering of our common stock;

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

If securities or industry analysts issue an adverse or misleading opinion regarding our business, our common stock price and trading volume could decline.

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

SERES THERAPEUTICS, INC.

Date: November 8, 2017	By:	/s/ Eric D. Shaff
Eric D. Shaff
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)