Form 10-K
period 2017-12-31
Seres Therapeutics, Inc.
filed 2018-03-08
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of the "large accelerated filer," "accelerated filer," "non-accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 30, 2017, was $229,703,925.

As of March 2, 2018, there were 40,648,356 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the sections in this report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•	our status as a clinical-stage company and our expectation to incur losses in the future;
•	our future capital needs and our need to raise additional funds;
•	our ability to build a pipeline of product candidates and develop and commercialize drugs;
•	our unproven approach to therapeutic intervention;
•	our ability to enroll patients in clinical trials, timely and successfully complete those trials and receive necessary regulatory approvals;
•	our ability to establish our own manufacturing facilities and to receive or manufacture sufficient quantities of our product candidates;
•	our ability to protect and enforce our intellectual property rights;
•	federal, state, and foreign regulatory requirements, including U.S. Food and Drug Administration regulation of our product candidates;
•	our ability to obtain and retain key executives and attract and retain qualified personnel; and
•	our ability to successfully manage our growth.

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

PART I

Item 1. Business

Overview

We are a microbiome therapeutics platform company developing a novel class of biological drugs, which we refer to as Ecobiotic® microbiome therapeutics. The human microbiome is an ecology of microorganisms, including bacteria, fungi and viruses, that, when unhealthy, or dysbiotic, can leave the body more susceptible to infections, metabolic disorders, allergies, autoimmune disease, inflammation and other serious conditions. Our drug candidates are designed to restore health by repairing the function of a dysbiotic microbiome. We are initially focused on implementing our microbiome therapeutics platform to develop Ecobiotic microbiome therapeutics that treat dysbiosis in the colonic microbiome, one of the most diverse microbial ecologies in the human body.

The human microbiome is one of the richest and most diverse ecosystems on earth, with a population of more than 40 trillion microorganisms that live in our intestines, mouth, skin and elsewhere in the body. In a healthy, symbiotic state the colonic microbiome plays an important role in human health, helping the body digest food, resist pathogens, regulate the metabolic systems, develop and regulate the immune system and synthesize essential nutrients and vitamins. However, the colonic microbiome may change in composition for a variety of reasons, including in response to long-term or high-dose antibiotics or following gastrointestinal infection. These changes in composition may result in the loss of key microbes, resulting in a state of dysbiosis. While the study of the human microbiome is not new, the scientific community’s understanding of the microbiome, and the colonic microbiome in particular, has been significantly advanced through metagenomics, which has enabled the broader understanding of the human microbiome at the organismal, functional and community level. Scientific research has correlated dysbiosis in the colonic microbiome with various indications, including: infectious diseases, metabolic diseases, and inflammatory and immune diseases, including immuno-oncology.

We are developing a new approach to treating disease by restoring a dysbiotic colonic microbiome to a healthy state using our Ecobiotic microbiome therapeutics. Our approach is premised on the hypothesis that the proximal cause of many diseases is a dysbiosis in the natural state of the colonic microbiome that perpetuates the conditions that allow disease to take hold and flourish. We believe that the restoration of a dysbiotic colonic microbiome using rationally-designed therapeutics represents a paradigm shift in the approach to treating the underlying disease. Our Ecobiotic microbiome therapeutic candidates, which are derived from our microbiome therapeutics platform, are rationally-designed ecological compositions, consisting of discrete combinations of beneficial microorganisms with functional properties that provide the ability to re-establish keystone features of a functional microbiome in settings of disease. There are currently no therapeutics approved by the U.S. Food and Drug Administration, or the FDA, that are designed to restore the microbiome to a healthy state.

Our approach to discovery and design is based on an iterative bedside-to-bench-to-bedside drug discovery strategy that begins with data on the human microbiome that we gather from clinical studies. From these data, we identify the microbiological and functional differences between a healthy and a diseased microbiome, which we then use to rationally design potential Ecobiotic microbiome therapeutics. After further in-lab testing, selected Ecobiotic microbiome therapeutic candidates are then studied in clinical trials. We apply a comparative genomic systems biology framework that leverages proprietary computational, microbiological and screening capabilities to design lead candidates targeted at these microbiological and functional deficiencies. We are able to apply this framework and experience to clinical data sets from published studies and those generated with our collaborators, as well as to the proprietary clinical data set we have generated through our clinical trials. We believe we can utilize our knowledge and data to design Ecobiotic microbiome therapeutics to treat various medical conditions. We also have advanced capabilities in the production and formulation of colonic bacteria as well as spore forms of bacteria into therapeutics. We believe that the combination of experience, proprietary data and proprietary know-how that comprise our microbiome therapeutics platform provides us with a competitive advantage in the design and development of microbiome therapeutics. Further, our approach and platform, which enable the rational design, testing, optimization, manufacturing and formulation of Ecobiotic microbiome therapeutic candidates, provide a framework that we believe can significantly reduce the time typically required to advance therapeutics to the clinic.

Using our microbiome therapeutics platform, we are developing our lead clinical product candidate, SER-109, which is designed to rapidly and durably repair dysbiosis in the colonic microbiome in the setting of recurrent Clostridium difficile infection, or CDI. CDI is most often caused by the use of broad spectrum antibiotics which induce dysbiosis of the microbiome causing susceptibility to infection by Clostridium difficile, or C. difficile, a spore forming bacterium. CDI can express toxins leading to debilitating diarrhea in infected individuals, but can also lead to more severe outcomes, such as inflammation of the colon (colitis), toxic megacolon and death. The U.S. Centers for Disease Control, or CDC, has identified CDI as one of the top three most urgent antibiotic-resistant bacterial threats in the United States. It is the most common cause of hospital acquired infection in the United States and has overtaken methicillin-resistant Staphylococcus aureus, or MRSA. CDI is responsible for the deaths of approximately 29,000 Americans each year. Based on an epidemiological study conducted by the CDC, the incidence of CDI in the United States, based on a positive toxin or molecular assay in patients who did not have a positive result in the previous eight weeks, was estimated to be 453,000 (95% confidence interval, 397,100 to 508,500) (Lessa et. al., Burden of Clostridium difficile Infection in the United States, New England J. of Medicine, 2015). While the epidemiological data are varied outside the United States, we believe that, due to the widespread use of antibiotics, CDI is a growing global disease. The standard of care for CDI is to treat with antibiotics. In many cases, antibiotic treatments may resolve the acute infection caused by C. difficile. However, these antibiotic treatments kill bacteria broadly, inducing a dysbiosis of the microbiome and potentially making patients more susceptible to a recurrence of CDI. For those patients who experience a CDI recurrence, we believe it is this dysbiosis of the microbiome, not the presence of C. difficile, which is the proximal cause of disease. Published data suggests that the risk of recurrence is approximately 25% after the primary CDI, 40% after a first recurrence and approximately 60% for those experiencing two or more recurrences.

SER-109 is a bacterial spore ecology consisting of an average of approximately 50 bacterial species derived from healthy donors’ fecal matter. SER-109 is designed to prevent further recurrences of CDI in patients suffering from recurrent CDI by restoring the dysbiotic microbiome to a state of health. If approved by the FDA, SER-109 could be a first-in-field oral microbiome drug. In June 2017 we initiated a Phase 3 clinical study of SER-109 in approximately 320 patients with multiply recurrent CDI. The new study is designed to evaluate patients for 24 weeks with the primary endpoint of comparing the C. difficile recurrence rate in subjects who receive SER-109 verses placebo at up to eight weeks after dosing.

We progressed our drug discovery and development platforms with the initiation in July 2016 of a Phase 1b dose-escalating study for SER-262, the first clinical, rationally designed ecology of spore forming bacteria designed to be used following antibiotic treatment for primary CDI to prevent an initial recurrence of CDI. We believe there are several advantages to using a rationally designed approach to developing microbiome therapeutics, such as scaling-up manufacturing of rationally designed product candidates to meet global demand in a reliable and reproducible manner, with well-defined characteristics.  Based on our metagenomics expertise, proprietary in silico algorithms, extensive proprietary bacterial library, and advanced manufacturing capabilities, we believe we can rationally design microbiome therapeutic candidates for specific target indications.   We believe these capabilities provide us with a competitive advantage in developing microbiome therapeutics. SER-262, available in oral capsule form, is derived from a manufacturing process that does not require human donor material. SER-262 contains a consortium of 12 bacterial strains in spore form constructed from strains from our microbiome strain library via in vitro fermentation.

The Phase 1b clinical study is a 24-week, randomized, placebo-controlled, dose-escalation trial. The study was initially designed to evaluate a single dose administration of SER-262 at ascending spore doses ranging from 1 x 104 to 1 x 108 Spore Colony Forming Units, or SCFU, with each dosing cohort comprised of 10 subjects treated with SER-262 and two subjects administered placebo. Following analysis of prior SER-109 clinical studies that suggest higher doses of microbiome therapeutics may be important to rapidly address dysbiosis and provide increased efficacy, in mid-2017 we added additional multiple-dose cohorts to the Phase 1b study of 1x106, 1x107 and 1x108 SCFU  per day of SER-262, for a three-day period.

The primary endpoints of the study are to evaluate the safety and tolerability of SER-262 and to compare the CDI recurrence rate between the SER-262 and placebo groups at up to eight weeks post-dosing. A secondary endpoint is the analysis of the SER-262 bacterial strain engraftment in patient microbiomes. As of now, we have received unblinded clinical data on all but the final 1 x 108 multiple dose cohort, which continues to enroll subjects.  No drug-related serious adverse events were observed in these first seven cohorts.  No relevant differences were observed in the relative risk of recurrence rates in patients administered SER-262 as compared to placebo. However, this small, first-in-human, Phase 1b study was not powered to detect a statistically significant difference in recurrence rates compared to placebo. A small group of placebo patients were included in this study and, in that group, no recurrences were observed. In addition, there was a measurable difference in recurrence rates in patients treated with Vancomycin and SER-262, as compared to those treated with Metronidazole and SER-262 (4% versus 31%, respectively).  This difference was statistically significant with a p value of 0.0049.  The medical literature suggests a recurrence rate of about 25% in patients treated with vancomycin for primary CDI.

Microbiome analysis has been conducted on the first five, lowest dose cohorts to assess drug pharmacokinetics.  We detected a majority of SER-262 strains in patients receiving SER-262; detection of strains was variable across subjects. Partial engraftment of strains was also a characteristic in our SER-109 clinical studies, and has been reported in fecal microbiota treatment, or FMT of CDI.  Engraftment of SER-262 strains was associated with broader changes in the microbiome composition.  Microbiome profile differences, based on the antibiotics that were used to treat each patient’s CDI, were also demonstrated. Vancomycin led to more rapid and more robust engraftment of SER-262 strains as compared to Metronidazole.  More detailed microbiome and metabolomic analyses remain ongoing. These SER-262 proprietary data, the first ever obtained from a rationally-designed microbiome development candidate, will be used to inform the further development of SER-262 and our other therapeutic candidates.

The clinical development of SER-287 to treat ulcerative colitis, or UC is supported by preclinical studies in multiple animal models of colitis which provide evidence that SER-287 administration results in reduced pathology.  Published clinical reports furthermore suggest that modulation of the microbiome through repetitive FMT may lead to meaningful clinical response in certain UC patients. We initiated our Phase 1b clinical study for our IBD drug candidate, SER-287, in December 2015 and enrolled subjects with active mild to moderate UC, a form of IBD, to evaluate the safety and efficacy of SER-287 added to standard of care treatment.

The randomized, placebo-controlled multiple dose Phase 1b study of SER-287 enrolled 58 subjects with active mild-to-moderate UC, who are failing current therapies.

On October 2, 2017, we announced positive topline results from our Phase 1b clinical trial of SER-287 in patients with UC. The SER-287 Phase 1b study, a randomized, double-blinded, placebo-controlled, multiple-dose, induction study enrolled patients with active mild-to-moderate UC, with Total Modified Mayo scores of 4 to 10. The study enrolled 58 patients at 20 sites across the United States. Study subjects exhibited pre-study disease activity despite use of current therapies in a majority of subjects, which included 5-amino-salacylic acid, low dose corticosteroids, or immunomodulatory therapy. An evaluation of SER-287 safety and tolerability was a primary study endpoint. Study results demonstrated no imbalance in adverse events in SER-287-treated patients as compared to patients treated with placebo. There were no drug related serious adverse events.

Analyses of study patients’ microbiome data, a co-primary study endpoint of the trial, demonstrated that SER-287 induced dose-dependent engraftment of SER-287-derived bacterial species into the colonic microbiome of the patients treated with SER-287. Patients administered vancomycin pre-treatment followed by daily administration of SER-287 had the highest level of SER-287 engraftment, which was statistically significant. This patient cohort corresponded with the study arm where the most significant clinical benefits were observed, including clinical remission and endoscopic improvement. Differences in the composition of the microbiome post treatment were also associated with clinical remission. Bacterial engraftment signatures were durable throughout the dosing period of the trial and were also observed at four weeks post administration of the final SER-287 dose. The SER-287 Phase 1b study microbiome data support the previously reported clinical results.

We are also designing and developing SER-401, for use with checkpoint inhibitors, or CPIs in patients with solid tumors to enhance efficacy and improve survival.  CPIs are used to block mechanisms used by cancer to evade detection and destruction by the immune system.  In 2015, studies showed that CPI efficacy in mouse models was dependent on the composition of the microbiome.  That work was extended to humans in November 2017 when additional studies showed that human subjects who respond to CPI treatment have a different microbiome composition than non-responders.  One of these reports was from a group led by Dr. Jennifer Wargo of MD Anderson Cancer Center, or MD Anderson. In November 2017, we announced a collaboration with MD Anderson and the Parker Institute for Cancer Immunotherapy, or the Parker Institute, to evaluate the potential of SER-401 to improve the outcomes of cancer patients treated with currently-available immunotherapy. MD Anderson granted us an exclusive option, with pre-defined financial terms, to license intellectual property rights from them related to the use of bacteria in combination with CPIs.

We are also designing and developing SER-301, a rationally designed Ecobiotic microbiome therapeutic candidate for the treatment of IBD.  The design is being driven by insights into the microbiome and metabolomic data gained from the Phase 1b study of SER-287 as well as insights from FMT for UC conducted by our academic collaborators.  The SER-301 program also benefits from what we learn about rationally designed Ecobiotic microbiome therapeutic development in our SER-262 program.

We are also designing and developing SER-155, a rationally designed product candidate to prevent infections and improve gastrointestinal barrier function (including the consequences of graft versus host disease, or GvHD) in patients following allogeneic hematopoietic stem cell transplants, or allo-HSCT, or solid organ transplants. This preclinical program is based on published clinical evidence from our collaborators at Memorial Sloan Kettering Cancer Center showing that allo-HSCT patients with reduced microbiome diversity are far more likely to die due to infection and/or lethal GvHD. In November 2017, we were awarded a grant from Combating Antibiotic-Resistant Bacteria Accelerator, or CARB-X, to support continued preclinical research and early development work for SER-155. The CARB-X grant provides us with up to $2.5 million of research funding with potential for an additional $3.1 million upon completion of milestones.

We are also researching Ecobiotic microbiome therapeutics for the treatment of metabolic diseases, such as early-stage, non-insulin dependent diabetes, non-alcoholic steatohepatitis, or NASH, obesity and metabolic syndrome.  Research in these indications is focused on developing Ecobiotic drugs that address specific functional defects in the microbiome, including the specific metabolic products made by the microbes.  We believe this approach may enable pursuit of a range of disorders including various forms of liver disease and rare genetic diseases of metabolism.

The following chart summarizes our current product pipeline:

We have assembled a world class group of scientists, clinicians, directors and investors, who have established our leadership in the field of microbiome therapeutics. We were co-founded by Drs. Noubar Afeyan, David Berry and Geoffrey von Maltzahn of Flagship Pioneering, the innovation foundry of Flagship Ventures. Through Flagship Pioneering’s contribution of foundational scientific concepts and intellectual property, assembly of our management team and critical early-stage support, we launched as the first company focused on the ecological nature of the microbiome. Led by Dr. Roger Pomerantz, our Chairman, President and Chief Executive Officer, our experienced management team possesses core capabilities in microbiome therapeutics, infectious disease, drug development, commercialization, chemistry, manufacturing and controls, or CMC, public company management and finance. Dr. Pomerantz, an infectious disease physician-scientist, has extensive experience in infectious disease drug development and commercialization, licensing and acquisitions gained over a 10-year career in senior executive positions at Merck & Co, Johnson & Johnson and Tibotec Pharmaceuticals. Dr. Pomerantz led the development and commercialization of ten FDA-approved infectious disease drugs in his career. Our management team has extensive experience in microbial ecology, microbiology and live biologicals, with over 25 years of experience studying the microbiome and over 60 published papers on the science of the microbiome. Additionally, our team has extensive experience in building out commercial capabilities in specialty diseases and has a track record for success in the commercialization of vaccine products, which have analogous manufacturing processes to that of Ecobiotic microbiome therapeutics.

Our Strategy

Our goal is to remain the leading biopharmaceutical company developing and commercializing microbiome therapeutics to address significant unmet medical needs. We intend to focus in the near term on the highest priority clinical programs which we believe will optimally advance our pipeline: SER-287 for UC; SER-109 for recurrent CDI; and the SER-401 immuno-oncology program. The critical components of our strategy include:

•

Continuing clinical development of SER-287 for the treatment of UC. The clinical development of SER-287 to treat UC is supported by preclinical studies in multiple animal models of colitis that provide evidence that SER-287 administration results in reduced pathology.  Published clinical reports furthermore suggest that modulation of the microbiome through repetitive FMT may lead to meaningful clinical response in certain UC patients. In December 2015, we initiated a Phase 1b clinical trial evaluating SER‐287 in patients with mild‐to‐moderate UC. In October 2017, we announced positive topline results from our Phase 1b clinical trial of SER-287 in patients with UC. The SER-287 Phase 1b study, a randomized, double-blinded, placebo-controlled, multiple-dose, induction study enrolled patients with active mild-to-moderate UC, with Total Modified Mayo scores of 4 to 10. The study enrolled 58 patients at 20 sites across the United States. Study subjects exhibited pre-study disease activity despite use of current therapies in a majority of subjects, which included 5-amino-salacylic acid, low dose corticosteroids, or immunomodulatory therapy. In addition, SER-287 has been awarded Orphan Drug Designation for pediatric UC. We are currently in discussions with the FDA on the design of our next clinical study of SER-287.

•

Rapidly advancing the development of our lead product candidate, SER-109, for the prevention of further recurrences of CDI in patients with recurrent CDI. SER-109 has been granted both Orphan Drug and Breakthrough Therapy designation by the FDA for the treatment of CDI. Breakthrough Therapy designation provides for intensive guidance from the FDA in an effort to expedite the drug development process. In our randomized, double-blind, placebo controlled Phase 2 clinical study, 44% of subjects (26 of 59) who received SER-109 experienced a recurrence at the 8 week endpoint compared to 53% of subjects (16 of 30) who received placebo, a result that was not statistically significant. Based on a detailed analysis of clinical, microbiome and CMC factors that may have contributed to the outcome of this study, as well as a comparison to our earlier Phase 1b/2 clinical study and following discussions with the FDA, a new SER-109 clinical study in approximately 320 patients with multiply recurrent CDI was initiated in June 2017. Study participants will be randomized 1:1 between SER-109 and placebo and will receive a total dose that is approximately 10-fold higher than in the Phase 2 study, administered over three consecutive days.

•

Developing SER-401 for use with CPIs in patients with solid tumors. We are designing and developing SER-401, for administration in combination with CPI treatment to increase efficacy in patients with solid tumors.  The design is being driven by insights from our collaborators at MD Anderson and recent published data in a number of high profile scientific journals from other international research groups that suggest that the microbiome may impact patients’ response to CPI treatment.  Together with our collaborators, we plan to initiate a Phase 1b multicenter study in metastatic melanoma patients as part of our collaboration with MD Anderson and the Parker Institute this year.

•

Advancing the clinical development of SER-262 to be used following antibiotic treatment of primary CDI to prevent an initial recurrence of CDI. We are developing SER-262 as a therapeutic to be used following antibiotic treatment of primary CDI to prevent an initial recurrence of CDI. SER-262 contains bacteria that are a subset of the bacterial ecology comprising SER-109, however, SER-262 is not derived from human stool and, in contrast, is rationally designed based on in vitro and in vivo screening data and made in bacterial fermenters. Pre-clinical studies of SER-262 have demonstrated efficacy in a mouse model of CDI, similar to pre-clinical studies of SER-109.  In July 2016, we initiated a randomized, placebo-controlled dose escalation Phase 1b study. The study is expected to enroll up to 96 patients who have experienced a first episode of CDI. The primary endpoints of the study are to evaluate the safety and tolerability of SER-262 in subjects with primary CDI and compare the CDI recurrence rate between the SER-262 dosing cohorts and the pooled placebo group at up to eight weeks after dosing. As of now, we have received unblinded clinical data on all but the final 1 x 10[8] multiple dose cohort, which continues to enroll subjects.  No drug-related serious adverse events were observed in these first seven cohorts.  No relevant differences were observed in the relative risk of recurrence rates in patients administered SER-262 as compared to placebo. However, this small, first-in-human, Phase 1b study was not powered to detect a statistically significant difference in recurrence rates compared to placebo. A small group of placebo patients were included in this study and, in that group, no recurrences were observed. In addition, there was a measurable difference in recurrence rates in patients treated with Vancomycin and SER-262, as compared to those treated with Metronidazole and SER-262 (4% versus 31%, respectively).  This difference was statistically significant with a p value of 0.0049.  The medical literature suggests a recurrence rate of about 25% in patients treated solely with vancomycin for primary CDI.  Microbiome analysis has been conducted on the first five, lowest dose cohorts to assess drug pharmacokinetics.  We detected a majority of SER-262 strains in patients receiving SER-262; detection of strains was variable across subjects. Partial engraftment of strains was also a characteristic in our SER-109 clinical studies, and has been reported in FMT of CDI. Engraftment of SER-262 strains was associated with broader changes in the microbiome composition.  Microbiome profile differences, based on the antibiotics that were used to treat each patient’s CDI, were also demonstrated. Vancomycin led to more rapid and more robust engraftment of SER-262 strains as compared to Metronidazole. More detailed microbiome and metabolomic analyses remain ongoing. These SER-262 proprietary data, the first ever obtained from a rationally-designed microbiome development candidate, will be used to inform the further development of SER-262 and our other therapeutic candidates.

•

Developing SER-301 for the treatment of IBD. We are designing and developing SER-301, a rationally designed Ecobiotic microbiome therapeutic candidate for the treatment of IBD.  The design is driven by insights from FMT and will leverage information from SER-287, including changes to the microbiome in patients with UC

•

Developing SER-155 for the prevention of transplant-related mortality. We are designing and developing SER-155, a rationally designed Ecobiotic microbiome therapeutic candidate for the prevention of transplant-related mortality (due to infection and GvHD) in allo-HSCT recipients. The design is driven by insights from our collaborators at Memorial Sloan Kettering Cancer Center into the microbiome composition of patients following allo-HSCT. Some of the costs of preclinical development of SER-155 are being supported by a grant from the CARB-X, a joint program funded by BARDA and the Wellcome Trust.

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

•

Commercializing our Ecobiotic microbiome therapeutics, including SER-109, if approved, directly in the United States and Canada and with collaborators outside of North America. In January 2016, we entered into a strategic collaboration with NHS for microbiome-based CDI and IBD therapies in markets outside the United States and Canada.  We have retained the worldwide rights for therapies developed outside of these indications. We believe the market for recurrent CDI is sufficiently concentrated to permit us to effectively commercialize SER-109 in the United States and Canada with a highly focused and specialized sales force of less than 100 individuals. To the extent we are able to commercialize SER-109 in the United States, we will leverage that experience to further build our direct sales force to address the larger patient population to be addressed by SER-262.

•

Developing manufacturing capabilities sufficient to support commercialization of any approved Ecobiotic microbiome therapeutic candidates. Ecobiotic microbiome therapeutic manufacturing will require capabilities that are distinct from other biologic drugs. We have made strategic investments in manufacturing capabilities to help ensure that we maintain control of our know-how and also because we believe these capabilities will be necessary and highly advantageous for the development of future Ecobiotic microbiome therapeutic candidates. Our bioprocess and manufacturing personnel are focused on creating a platform of manufacturing expertise that will set the stage for further advances in the emerging field of microbiome therapeutics.

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

Compared to the baseline data developed by the HMP, numerous scientific studies are emerging in both animals and humans, suggesting that many human diseases can be correlated with dysbiosis of the microbiome. These include infections, such as CDI or vancomycin-resistant Enterococcus, or VRE; metabolic disorders, such as early-stage, non-insulin dependent diabetes, obesity and non-alcoholic fatty liver disease, or NAFLD/NASH; allergies; autoimmune disease; inflammatory diseases, such as UC, Crohn’s disease and pouchitis; and cancer, including immune-oncology related applications. Examples of some studies include:

•

A study published in PLOS Pathogens in 2012 suggested that a mixture of six different bacteria found naturally in the gastrointestinal system of mice, when isolated from stool and reintroduced into the infected mice, was effective at suppressing CDI (Lawley et al., PLOS Pathogens, 2012) . Researchers in the study found that a single treatment of the bacteria was sufficient and that the suppression lasted for months. Seres has shown that SER-262, it’s clinical consortium of human-derived bacterial species formulated as spores, can protect mice from disease in a Clostridium difficile infection model.

•

A placebo-controlled, randomized, blinded clinical study published in Gastroenterology in 2015 showed that repetitive FMT delivered via enema weekly for 6 weeks could induce clinical remissions in 24% of patients with active UC compared to 5% receiving placebo (Moayyedi et al., Gastroenterology, 2015).   This study utilized endoscopy, a direct visualization of the colon, before and after treatment to assess the efficacy of FMT, thus demonstrating the role of the microbiome in treating active UC. A subsequent randomized, placebo controlled, blinded study of FMT delivered via enema 5 days per week for 8 weeks demonstrated similar clinical remission rates: 27% receiving FMT and 8% receiving placebo (Paramsothy et al., Lancet, 2017). We announced top-line clinical data from its Phase 1b clinical trial for SER-287 in October 2017.  In patient with mild-to-moderate UC, those receiving a vancomycin pre-treatment followed by a daily oral dose of SER-287 for 8 weeks achieved a 40% rate of clinical remission compared to 0% for placebo. This analysis followed the Intent-to-Treat “worst case” analysis used for drug registration studies in which missing data is counted as failure.

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

•

Two studies in mouse cancer models, both published in Science in 2015, demonstrated that the anti-tumor response to immunel checkpoint inhibitors could be enhanced by altering the microbiome (Velizou et al., Science 2015; Slvan et al., Science 2015). More recently, independent groups from MD Anderson, the Institute Gustave Roussy in Paris, France, and the University of Chicago have published data from human studies showing that cancer patients who successfully respond to immune checkpoint inhibitors tend to have a distinct microbiome from patients who do not respond.  Moreover, when human fecal samples from responding and non-responding patients are transferred into mice, these have been shown to exhibit the same response to checkpoint inhibitors in tumor model experiments as their human donors (Golpalakrishnan et al, Science, 2017; Routy et al, Science, 2017; Matson et al, Science, 2018).  Taken together, these results suggest that microbiome therapies might improve the efficacy of checkpoint inhibitors in immuno-oncology treatments.

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

Our Microbiome Therapeutics Platform

We have developed the leading microbiome therapeutics platform, which we believe enables us to significantly reduce the time typically required to advance therapeutics to the clinic, and ultimately, to the market.  We use reverse translation, the practice of starting with microbiome data from healthy volunteers and patients to understand the role of the microbiome in disease, and use that data in our design and development programs.

Our microbiome therapeutics platform combines two approaches. Our donor-derived platform has two product candidates, SER-109 and SER-287. In this setting, we target indications where we believe a deficiency in the spore-forming bacterial population is likely to cause or contribute to disease, such as recurrent CDI and IBD. Our donor-derived product candidates have been rapidly translated into clinical studies in patients. Our rationally-designed platform produces ecological compositions that consist of discrete combinations of beneficial microorganisms, selected from our strain library to have functional properties relevant to the underlying cause of disease.

Our discovery process begins with human data derived from clinical trials and cohort studies, which we use as a basis for designing our Ecobiotic microbiome therapeutic candidates. We compare healthy, normal colonic microbiomes to those in an unhealthy dysbiotic state, revealing the ecological and functional differences. We then develop our Ecobiotic microbiome therapeutic candidates to target these differences. Our clinical data from the SER-109 and SER-287 programs, and microbiome data generated with external collaborators, serve to instruct us on how the introduction of certain keystone microbes can restore a dysbiotic colonic microbiome.

We have developed a proprietary suite of bioinformatics and computational tools, which facilitate our insights into the human microbiome.  Using whole metagenomic shotgun sequencing, and our proprietary, curated, reference database of novel bacterial genomes, our algorithms enable us to track changes in the microbiome at the level of individual bacterial strains.  We have also developed tools integrating metabolomics data (the small molecules made by the microbiome) with genomic data (the collection of bacteria defined by sequencing) to understand the functions related groups of organisms contribute to the state of disease or health.

Our proprietary strain library of over 35,000 bacterial isolates from healthy donors and patients enables us to translate computational insights into defined compositions.  It includes the majority of the National Institute of Health’s Human Microbiome Project’s “most wanted” and many novel species not described in other databases or the scientific literature.  Using proprietary assays, we characterize the functional capabilities of the bacteria in our strain library, based on both metabolomics and how the bacteria interact with human colonic epithelial cells and the human immune system.  We also seek to understand how these microbes improve colonic barrier health and how colonic barrier health impacts immune responses.

We select bacteria from our library with specific predicted properties using novel algorithms for functional design and grow the compositions in the lab to be tested both in vitro and in animal models.  Our animal models include using “humanized” mice that possess only bacteria derived from humans, which we developed to minimize confounding variables presented by murine microbes.  This data is analyzed and used to optimize the next round of screening; introducing new bacterial strains and optimizing existing strains until we identify a composition for clinical testing.

Finally, we manufacture the bacterial composition under current Good Manufacturing Practices, or cGMP, which are required by FDA and European regulators. We believe our manufacturing is successful because we are uniquely positioned to interpret and implement regulations given our development position and we have proprietary data enabling us to better understand the biology of human commensal bacteria. We have optimized fermentation conditions to generate spores and enhance bacterial yields in anaerobic fermentation and have in-house capabilities to formulate both spores and live bacteria.  Our manufacturing facility in Cambridge, Massachusetts is uniquely fit-for-purpose and is highly differentiated compared to the offerings of commercial contract research organizations.  We address quality control requirements for our Ecobiotic microbiome therapeutic candidates using proprietary microbiological and qualified sequence-based testing schemes, including high-throughput quantitative analytics to assess the identity, potency and purity of the final product.

Taken together, our platform, spanning drug discovery, pre-clinical translation, and novel manufacturing and quality control approaches, has enabled a field leading pipeline across a range of therapeutics areas.

Disease Overview and Our Product Pipeline

We believe our Ecobiotic microbiome therapeutic candidates represent a novel approach with potential application across a broad range of human diseases.  Our most advanced drug development program, SER-109, focuses on recurrent CDI. SER-109 has been designated as a Breakthrough Therapy and an Orphan Drug by the FDA. Based on feedback received from the FDA, we have initiated a new Phase 3 SER-109 clinical study in approximately 320 patients with multiply recurrent CDI. SER-262 is an Ecobiotic drug candidate under development for treatment of dysbiosis following primary CDI, in order to prevent recurrence, and is currently in a Phase 1b study in the United States. SER-287 is under development for the treatment of active mild-to-moderate UC and has completed a Phase 1b study in the United States. SER-287 has been designated an Orphan Drug for pediatric UC by the FDA. We are designing SER-301, a rationally-designed Ecobiotic microbiome therapeutic candidate, for the treatment of IBD, SER-401 for combination therapy with immune checkpoint inhibitors in cancer, and SER-155, a designed Ecobiotic microbiome therapeutic candidate, for the prevention of transplant-related mortality (due to infection and GvHD) following allo-HSCT or liver transplant. We are also researching potential Ecobiotic microbiome therapeutic candidates for the treatment of metabolic disorders, such as early-stage, non-insulin dependent diabetes , NASH, obesity and metabolic syndrome. Research in these indications is focused on developing Ecobiotic drugs that address specific functional defects in the microbiome, including the specific metabolic products made by the microbes.  We believe this approach may enable pursuit of a range of disorders including various forms of liver disease and rare genetic diseases of metabolism.

CDI Overview and Product Candidates

Clostridium difficile Infection

C. difficile is a Gram-positive, toxin-producing, spore forming bacterium that may cause debilitating diarrhea in infected individuals, but can also lead to more severe outcomes, such as inflammation of the colon (colitis), toxic megacolon and death. C. difficile bacteria express toxins that disrupt the structural architecture of cells causing leakage of fluids through the gastrointestinal epithelium. The cells disrupted by these toxins eventually undergo apoptosis and die, releasing their contents into the colon, resulting in inflammation of the colon, severe and persistent diarrhea and, in the most serious cases, death.

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

Current and developing treatment alternatives and their limitations

Patients with CDI utilize antibiotics, FMT, unapproved over-the-counter probiotics, and antibodies. Several therapeutic vaccines are also being developed.

Antibiotics.  According to the Infectious Disease Society of America, or IDSA, guidelines, the current standard of care for primary CDI is to treat with antibiotics, such as fidaxomicin or vancomycin. Metronidazole is only recommended for mild disease or where access to other drugs is limited. In addition, while fidaxomicin is recommended to treat primary CDI, it does not have a label claim to reduce or prevent CDI recurrence. No antibiotic therapeutics are currently approved for treatment of recurrent CDI.

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

Fecal microbiota transplantation.  FMT, also known as a stool transplantation, is a procedure during which donated stool, including fecal microbes, is typically instilled via colonoscopy into a patient with CDI. We believe that the efficacy of FMT, which has resulted in cure rates for recurrent CDI of 81% in a randomized controlled study reported in 2013 in the New England Journal of Medicine, supports the role of dysbiosis as a cause of CDI recurrence. However, FMT presents several challenges for effective treatment of the disease. FMT has the potential to transmit infectious or allergenic agents between hosts, involves the transmission of potentially hundreds of unknown strains of bacteria, fungi and viruses from donor to subject, and is difficult to perform on a mass scale. Additionally, FMT is inherently non-standardized so that different desired and/or undesired material may be transmitted in any given donation. FMT is not approved by the FDA and we believe that, as currently practiced by clinical centers in the U.S., it may be unable to gain such approval since the product, to our knowledge, cannot be characterized according to current regulatory requirements for identity, potency, purity and safety and has not been tested in rigorous, placebo controlled, randomized and blinded clinical studies. Commercial providers of FMT must meet FDA regulatory requirements for a biologics license and must produce FMT material using cGMP.

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

SER-109 is formulated as oral capsules for administration after completion of antibiotics. Four capsules of SER-109 is comprised of about 30 million SCFU that are delivered in four oral capsules. The spores in SER-109 are intended to germinate in the gastrointestinal tract and compete for the same nutrients required by C. difficile.

Phase 1b/2 clinical study design. The Phase 1b/2 clinical study was a two-part trial designed to evaluate the safety and efficacy of SER-109 in 30 patients with recurrent CDI. Part 1 of the study evaluated a single dose of SER-109 administered orally in 30 capsules over two days, with a dose that varied between 3 x 107 and 2 x 1010. Part 2 of the study evaluated a single dose of SER-109 administered orally in a range of one to 7 capsules over one day. The target dose in Part 2 was 1x108 spores per dose, which was approximately 17-fold lower than the mean dose in Part 1.

Phase 1b/2 clinical study results.  The primary efficacy measure was the absence of CDI (defined in this study as more than three unformed bowel movements in a 24-hour period with laboratory confirmation of a positive C. difficile stool test) during the eight weeks after initiating therapy. Twenty-six of 30 patients, or 87% of patients, in the Phase 1b/2 clinical study achieved the primary efficacy endpoint, consisting of 13 patients in each of Part 1 and Part 2 of the study. Among the 26 patients was one patient who experienced an initial recurrence on Day 26 and was re-treated, per protocol, with a dose from the same donor. Following re-treatment, this patient also achieved the primary efficacy endpoint. Of the patients who did not meet the primary efficacy endpoint, one had a recurrence of CDI on Day 5 and did not receive a second treatment with SER-109 and the three other patients were determined by their attending investigator to be recovering from their diarrheal episode by the time they submitted their stool sample for CDI testing. The three patients were determined to be clinically CDI free at eight weeks. As a result, the clinical cure rate for the study, which we defined as the absence of CDI requiring antibiotic treatment during the eight-week period after SER-109 dosing, was 97%, or 29 of 30 patients. SER-109 was well tolerated. The most common adverse events were diarrhea, nausea, and abdominal pain. The majority of treatment-emergent adverse events, or TEAEs, were mild in severity and consistent with post-antibiotic recovery from CDI.

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

The most commonly reported adverse events in both the SER-109 and placebo arms were in the gastrointestinal category, and were diarrhea (25% vs 14%), abdominal pain (22% vs 14%), flatulence (12% vs 3%), and nausea (10% vs 10%), for SER-109 and Placebo, respectively. No drug-related serious adverse events were observed. The SER-109 analyses were shared with the FDA. Based on feedback received from the FDA, a new Phase 3 SER-109 clinical study in approximately 320 patients with multiply recurrent C. difficile infection. Study participants are randomized 1:1 between SER-109 and placebo and will receive a total dose that is approximately 10-fold higher than in the Phase 2 study, administered over three consecutive days. Diagnosis of C. difficile infection for both study entry and for endpoint analysis will be confirmed by C. difficile cytotoxin assay, compared to the first Phase 2, where most patients were diagnosed by polymerase chain reaction, or PCR. The primary endpoint will compare the C. difficile recurrence rate in subjects who receive SER-109 verses placebo at up to eight weeks after dosing. The FDA has agreed that this new trial may qualify as a pivotal study with achievement of a persuasive clinical effect and addressing FDA requirements, including clinical and statistical factors, an adequately sized safety database, and certain CMC parameters.

Analysis of Phase 1b/2 and Phase 2 clinical study results In our Phase 2 clinical study, the study’s primary endpoint of reducing the relative risk of CDI recurrence at up to 8 weeks after treatment was not achieved. In order to understand the difference in outcome between Phase 1b/2 and Phase 2 clinical studies, we conducted an analysis of the available clinical, microbiome and CMC data. This root-cause investigation looked at the clinical trial population, study conduct, and diagnostic testing used for study inclusion and endpoint analysis, assessed clinical specimens for genomic and metabolomic biomarkers that might give insight into SER-109 efficacy and potency, reviewed manufacturing procedures and processes, performed retrospective analysis using high-resolution whole metagenomics sequencing of Phase 1b/2 clinical study stool samples, and reviewed analytical methods, that may have differed between the Phase 1b/2 and Phase 2 clinical studies. We have now identified key factors that we believe contributed to the Phase 2 clinical study results, including issues related to both the accurate diagnosis of C. difficile recurrent infection, and potential suboptimal dosing of certain subjects in the trial.

The key factors include:

•	The diagnostic test for entry may not have differentiated subjects with active CDI disease from those with other disease but who had C. difficile carriage (e.g., irritable bowel syndrome)
•	The diagnostic test for CDI recurrence during the study (the primary endpoint) overestimated recurrences, as PCR was the most common test performed.
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

•	The dose and dosing regimen used in the study may not have been optimal in the Phase 2 clinical study based upon an assessment of the microbiome response using whole metagenomics shotgun sequencing.

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

Phase 3 clinical study design. In June 2017 we initiated a Phase 3 clinical study of SER-109 in approximately 320 patients with multiply recurrent C. difficile infection. Study participants are randomized 1:1 between SER-109 and placebo. Diagnosis of C. difficile infection for both study entry and for endpoint analysis utilize a C. difficile cytotoxin assay, compared to the Phase 2 clinical study, where most patients were diagnosed by PCR. Patients in the SER-109 arm will receive a total SER-109 dose, administered over three days, approximately 10-fold higher than the dose used in the Phase 2 clinical study. The new study will evaluate patients for 24 weeks and the primary endpoint will compare the C. difficile recurrence rate in subjects who receive SER-109 verses placebo at up to eight weeks after dosing. CDI recurrence is defined as diarrhea (>3 UBMs/day for 2 or more consecutive days), a positive CDI toxin test, and the decision by the primary investigator that antibiotic treatment is warranted. The study will be conducted at approximately 100 sites in the United States and Canada.

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

SER-262

We are developing SER-262, which is a rationally designed, multi-strain Ecobiotic microbiome therapeutic intended to be used following antibiotic treatment of primary CDI to prevent an initial recurrence of CDI. We have designed SER-262 to increase and improve diversity in the colonic microbiome after antibiotics treatment of primary CDI. The results of our Phase 1b/2 clinical study of SER-109 provided multiple insights in designing the spore ecology used in SER-262, which consists of a subset of bacteria found in SER-109. Pre-clinical studies of SER-262 have demonstrated efficacy in mouse models of CDI similar to those observed in pre-clinical studies of SER-109.

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

SER-262 represents the continued evolution of our platform and capabilities, validating our ability to extend our technology to new indications. SER-262, unlike SER-109, is made in bacterial fermenters and in a rational in vitro design similar to a fixed dose combination of small or large molecules. We intend to use this approach going forward for future Ecobiotic microbiome therapeutics, which may eliminate the need for ongoing human donors in the CMC process. There are several advantages to using a rationally designed approach to developing microbiome therapeutics. Rationally designed product candidates can be manufactured in a reliable and reproducible manner, with extremely well-defined characteristics.  Based on our metagenomics expertise, proprietary in silico algorithms, extensive proprietary bacterial library, and advanced manufacturing capabilities, we believe we can rationally design produced microbiome therapeutic candidates for specific target indications.  We believe, our capabilities provide us with a competitive advantage in developing microbiome therapies.

We progressed our drug discovery and development platforms with the initiation in July 2016 of a Phase 1b dose-escalating study for SER-262, the first clinical, rationally designed ecology of spore forming bacteria designed to be used following antibiotic treatment for primary CDI to prevent an initial recurrence of CDI. We believe there are several advantages to using a rationally designed approach to developing microbiome therapeutics, such as scaling up manufacturing of rationally designed product candidates to meet global demand in a reliable and reproducible manner, with well-defined characteristics.  Based on our metagenomics expertise, proprietary in silico algorithms, extensive proprietary bacterial library, and advanced manufacturing capabilities, we believe we can rationally design microbiome therapeutic candidates for specific target indications.   We believe these capabilities provide us with a competitive advantage in developing microbiome therapeutics. SER-262, available in oral capsule form, is derived from a manufacturing process that does not require human donor material. SER-262 contains a consortium of 12 bacterial strains in spore form constructed from strains from our microbiome strain library via in vitro fermentation.

The Phase 1b clinical study is a 24-week, randomized, placebo-controlled, dose-escalation trial. The present study was initially designed to evaluate a single dose administration of SER-262 at ascending spore doses ranging from 1x104 to 1x108 SCFU, with each dosing cohort comprised of 10 subjects treated with SER-262 and two subjects administered placebo. Following analysis of prior SER-109 clinical studies that suggest higher doses of microbiome therapeutics may be important to rapidly address dysbiosis and provide increased efficacy, in mid-2017 we added additional multiple-dose cohorts to the Phase 1b study of 1x106, 1x107 and 1x108 SCFU  per day SER-262, for a three-day period.

The primary endpoints of the study are to evaluate the safety and tolerability of SER-262 and to compare the CDI recurrence rate between the SER-262 and placebo groups at up to eight weeks post-dosing. A secondary endpoint is the analysis of the SER-262 bacterial strain engraftment in patient microbiomes. As of now, we have received unblinded clinical data on all but the final 1 x 10^8 multiple dose cohort, which continues to enroll subjects.  No drug-related serious adverse events were observed in these first seven cohorts.  No relevant differences were observed in the relative risk of recurrence rates in patients administered SER-262 as compared to placebo. However, this small, first-in-human, Phase 1b study was not powered to detect a statistically significant difference in recurrence rates compared to placebo. A small group of placebo patients were included in this study and, in that group, no recurrences were observed. In addition, there was a measurable difference in recurrence rates in patients treated with Vancomycin and SER-262, as compared to those treated with Metronidazole and SER-262 (4% versus 31%, respectively).  This difference was statistically significant with a p value of 0.0049.  The medical literature suggests a recurrence rate of about 25% in patients treated with vancomycin for primary CDI.

Microbiome analysis has been conducted on the first five, lowest dose cohorts to assess drug pharmacokinetics.  We detected a majority of SER-262 strains in patients receiving SER-262; detection of strains was variable across subjects. Partial engraftment of strains was also a characteristic in our SER-109 clinical studies, and has been reported in FMT of CDI.  Engraftment of SER-262 strains was associated with broader changes in the microbiome composition.  Microbiome profile differences, based on the antibiotics that were used to treat each patient’s CDI, were also demonstrated. Vancomycin led to more rapid and more robust engraftment of SER-262 strains as compared to Metronidazole.  More detailed microbiome and metabolomic analyses remain ongoing. These SER-262 proprietary data, the first ever obtained from a rationally-designed microbiome development candidate, will be used to inform the further development of SER-262 and our other therapeutic candidates.

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

Ulcerative Colitis and SER-287

UC is a relapsing-remitting chronic inflammatory disorder affecting the mucosal surface of the colon, leading to episodes of bloody diarrhea, urgency and mucosal inflammation (Danese and Fiocchi, 2011), which generally begins in young adulthood and endures for life. As the disease mostly affects young and middle-aged individuals, a time of peak reproductive and economic productivity, thus, the disease leads to decreased quality of life in those affected by the condition, high morbidity, and significant health economic burden. (Ghosh and Mitchell, 2007; Kappelman et al., 2008; Rubin et al., 2014; Theede et al., 2015) The incidence of UC is rising worldwide and the prevalence of the disease is highest in the United States, Canada, and Europe. In the United States alone, the prevalence of UC in adults is estimated to be 263 per 100,000, while in the pediatric population (age <20 years), prevalence of the disease is estimated to be 33.9 per 100,000. (Kappelman et al., 2013)

Ulcerative colitis is characterized by recurring episodes of inflammation limited to the mucosal layer of the colon. The severity of symptoms, diarrhea associated with blood and abdominal pain, may range from mild disease to severe disease with more than 10 stools per day with severe cramps and continuous bleeding. The severity, extent, and duration of disease are also risk factors for developing colon cancer, which occurs at a rate as high as 0.5-1.0% per year, an important complication given the young age at which the disease strikes. Patients with ulcerative colitis also experience increased risk of Clostridium difficile infection and primary sclerosing cholangitis, compared to the general population.

The pathogenesis of UC is unclear but thought to arise from an aberrant immune response to a change in the colonic luminal environment in a genetically susceptible individual. The key features of UC include diffuse mucosal inflammation in a continuous pattern starting distally in the rectum to more proximal disease in the left colon to pancolitis.

Symptoms of UC include rectal bleeding, tenesmus, increased stool frequency, urgency, incontinence, fever, fatigue and malaise, which negatively impact quality of life, physical and mental health and productivity. A subset of patients has extra-intestinal manifestations ranging from iron deficiency anemia to primary sclerosing cholangitis with implications for increased morbidity. In pediatric patients, the symptoms of UC have a more damaging impact, as they affect children’s growth and lead to delayed puberty. These patients also suffer from weight loss, anemia and joint symptoms and current therapy itself adversely impacts normal growth and development. (Kelsen et al., 2008) Treatment of UC with corticosteroids and immunosuppressive agents adds further medical complications to these vulnerable patients including corticosteroid toxicity and increased risk of invasive infections and malignancy. Both environmental and genetic factors contribute to the etiology of the disease. Environmental factors may induce an ongoing immune response and inflammation in the genetically predisposed host. Efforts to identify specific environmental factors has implicated commensal bacteria or their products as key determinants of the inflammatory response in UC patients (Xavier et al., 2007). Thus, we believe SER-287 likely targets an “underlying cause” of UC rather than its symptoms.

Current and developing treatment alternatives and their limitations

Currently, patients with UC require life-long therapy. The goals of medical therapy are to induce and maintain clinical and endoscopic remission. Endoscopic remission is recognized as a key treatment goal since it better predicts short- and long-term clinical outcomes than symptomatic improvement alone. Attainment of these goals is generally associated with improved quality of life and decreased need for corticosteroids, and lower risk of hospitalization, colectomy, and colon cancer.

Although the etiology of UC is not fully understood, much progress has been made in the understanding of pathogenesis. Under homeostatic conditions, there is a balance between pro-inflammatory and anti-inflammatory cytokine signals mediated by epithelial and immune cells in the gastrointestinal tract. However, UC is characterized by dysregulated mucosal immune responses and translocation of inflammatory mediators of microbiological origin across a disrupted gastrointestinal barrier that may cause or perpetuate inflammation leading to chronic inflammatory disease. Migration of innate and adaptive immune cells into gut mucosal tissues is potentiated by locally produced cytokines and chemokines, and by the expression of integrins that enhance cellular trafficking into the gut lamina propria. Inhibition of the immune response, via antibodies and proteins that sequester pro-inflammatory cytokines or block the function of integrins, has been an important target of UC drug development over the past decade.

Current management of UC includes medications that decrease general inflammation (e.g., 5-aminosalicylate derivatives, corticosteroids) or dampen specific components of the host immune response (e.g., immunomodulators, inhibitors of tumor necrosis factor, anti-integrin antibodies).

For mild-to-moderate disease, the 5-aminosalicylic acid (5-ASA) derivatives are the standard of care for both induction and remission. 5-ASA derivatives achieve clinical remission in only 25-40% of patients during induction and approximately one-third of responders have disease flares during the first year of maintenance therapy, necessitating additional treatment interventions such as corticosteroids and immunomodulators (6-mercaptopurine, methotrexate, azathioprine). Corticosteroids are not recommended by guideline panels for chronic therapy since these drugs are ineffective for maintaining remission and are associated with significant adverse events. Patients taking thiopurines require ongoing monitoring for hepatotoxicity, myelosuppression, and opportunistic infections, as well as counseling on the potential risk of lymphoma.

Current medical therapies for the treatment of UC suppress the immune system rather than reducing the triggers of immune activation. There remains an unmet need for safer agents with novel non-immunosuppressive mechanisms of action. Moreover, alternative therapy is needed for patients with mild-to-moderate UC who experience frequent flares or are intolerant to the aminosalicylate class of medication or where there are safety concerns relating to the use of immunomodulator or steroid therapy.

SER-287

Given the dysbiosis seen in UC patients, studies have explored the use of FMT to treat UC. (Angelberger et al., 2013; Colman and Rubin, 2014; Kump et al., 2013; Kunde et al., 2013; Moayyedi et al., 2015; Rossen et al., 2015; Paramsothy et al., 2017) Early reports of enhanced clinical remission and endoscopic improvement with repetitive FMT compared to placebo motivated the preclinical development and clinical testing of SER-287. SER-287 is composed of the spore-forming fraction of the intestinal microbiota that is underrepresented in UC patients. We initiated our Phase 1b clinical study in December 2015 in subjects with mild-to-moderate UC to evaluate the safety and efficacy of SER-287 added to standard of care treatment. The primary endpoints of the study were to evaluate the safety and tolerability of SER-287, compare the change in the microbiome composition versus placebo and determine engraftment of SER-287 bacteria following SER-287 treatment. The study evaluated clinical response, complete remission, and endoscopic improvement, as well as metabolomic and immunological findings.

In October 2017, we announced positive topline results from our Phase 1b clinical trial of SER-287 in patients with UC. The SER-287 Phase 1b study, a randomized, double-blinded, placebo-controlled, multiple-dose, induction study enrolled patients with active mild-to-moderate UC, with Total modified Mayo scores of 4 to 10. The study enrolled 58 patients at 20 sites across the United States. Study subjects exhibited pre-study disease activity despite use of current therapies in a majority of subjects, which included 5-amino-salacylic acid, low dose corticosteroids, or immunomodulatory therapy.

Diverse analyses of microbiome data of patients in this trial was also a primary endpoint. Three SER-287 drug product lots, based on human donor material obtained from three separate individuals, were used in the Phase 1b study. Microbiome analyses will also be conducted to determine whether there are any observable differences in the drivers of response across the drug product lots.

An evaluation of SER-287 safety and tolerability was a primary study endpoint. Study results demonstrated no imbalance in adverse events in SER-287 treated patients, as compared to patients treated with placebo. There were no drug related serious adverse events.

Diverse analyses of microbiome data of patients in this trial, a primary endpoint, were conducted after completion of the trial. Analyses of study patients’ microbiome data indicated that SER-287 induced dose-dependent engraftment of SER-287-derived bacterial species into the colonic microbiome of the patients treated with SER-287. The cohort of patients that received vancomycin pre-treatment followed by daily administration of SER-287 showed the highest level of SER-287 engraftment. We also observed the most meaningful clinical benefit in this patient cohort. Differences in the composition of the microbiome post treatment were also associated with clinical remission. Bacterial engraftment signatures were durable throughout the dosing period of the trial and were also observed at four weeks post administration of the final SER-287 dose. The SER-287 Phase 1b study microbiome data are consistent with previously reported results.

Microbiome results demonstrated engraftment of SER-287-derived bacterial species in patients pre-treated with vancomycin who received SER-287, with daily dosing providing the most rapid and robust change in patients’ microbiome. Engraftment observed in these patients was maintained during the entire dosing period and was observed four weeks after the last dose of SER-287 was administered. Thus, engraftment was durable. Vancomycin pre-treatment, as compared to placebo pre-treatment, led to an immediate reduction of microbiome diversity followed by rapid and robust engraftment of SER-287-derived bacterial species. We believe these data suggest that vancomycin pre-treatment may open ecological niches for SER-287 engraftment in the human microbiome of patients with UC

In December 2017, the FDA granted Orphan Drug Designation to SER-287 for treatment of UC in pediatric patients.

Phase 1b clinical study design.

The Phase 1b clinical study was a multicenter, randomized, double-blind, placebo-controlled multiple dose study utilizing weekly or daily dosing with SER-287. We enrolled eligible subjects at approximately 20 sites in the United States. The Phase 1b clinical study was designed to enroll adults 18 years of age and older who have mild-to-moderate UC as defined by a total modified Mayo score between 4 and 10, inclusive, with a modified Mayo endoscopic subscore ≥ 1.

Patients were randomized to one of four study arms:

•	Pre-treatment with placebo for 6 days, followed by weekly dosing of SER-287 for 8 weeks
•	Pre-treatment with placebo for 6 days, followed by daily dosing with placebo for 8 weeks
•	Pre-treatment with vancomycin for 6 days, followed by daily dosing of SER-287 for 8 weeks
•	Pre-treatment with vancomycin for 6 days, followed by weekly dosing of SER-287 for 8 weeks

The primary objectives of the study were to evaluate the safety and tolerability of SER-287 compared to placebo; to compare the baseline composition of the intestinal microbiome to the composition at 8 weeks post-initiation of SER-287 or placebo; and to determine the engraftment of SER-287 bacteria into the intestinal microbial community in each of the SER-287 arms compared to the placebo arm.

The secondary objectives of the study were to determine the proportion of subjects in each of the treatment arms who at eight weeks post-initiation of treatment achieve a clinical response, complete remission, and endoscopic improvement; to assess changes in serum and fecal biomarkers from baseline throughout treatment; to determine the complement of metabolic pathways; and to compare the changes in exploratory biomarkers from mucosal biopsies and stool in each of the treatment arms from baseline through eight weeks.

This study was designed to provide a safety profile of SER-287 compared to placebo for the UC population, describe the changes in the microbiome as a result of treatment with SER-287 and provide potential predictive biomarkers for future studies. UC is characterized by a decrease in microbial diversity and richness, with a lower prevalence of spore-forming organisms within the phylum Firmicutes. Preliminary data using FMT suggest that microbial interventions can affect clinical outcomes in UC, and this study evaluated whether the ecology of bacterial spores in SER-287 can correct the dysbiosis in UC, increase microbial diversity and safely lead to a clinical response in UC patients with mild-to-moderate disease.

Phase 1b clinical study results

Results were analyzed using the intent-to-treat (ITT) “missing equals failure” analysis and the ITT “observed case” analysis methods.  The ITT “missing equals failure” analysis, included all 58 randomized subjects. For this analysis, incalculable clinical endpoints due to missing data, UC medication added due to UC flare during the treatment period and discontinuation from the trial prior to Day 48 were considered as not achieving the clinical endpoints (worst outcome).  However, if the end-of-trial endoscopy at Day 48, or later, was available, and the subject didn’t take any additional UC medication due to UC flare, then the observed data was used to define success or failure for the subject. A period of 48 days of microbiome therapy was considered sufficient treatment to estimate the outcome of clinical endpoints and was prespecified. The ITT “observed case” analysis included 53 of 58 subjects randomized, excluding those who were missing their end-of-treatment endoscopies and used the observed data to define success or failure for each subject in the analysis.

Clinical Efficacy

In the “missing equals failure” analysis, remission showed a statistically significant improvement in the vancomycin pre-treatment / SER-287 once-daily dosing arm as compared to the placebo/placebo daily arm: 40% (6 of 15 in SER-287) vs 0% (0 of 11 in placebo); difference from placebo (SER-287 - placebo) 40.0% (95% CI: 15.2%, 64.8%), (p-value, 0.0237). (See Figure 1).

The SER-287 weekly treatment arms also showed an improvement over placebo in both remission and endoscopic improvement but the effect was less than with the daily dosing regimen, demonstrating a dose-response to SER-287 in these efficacy endpoints.  Addition of vancomycin to the SER-287 weekly dosing regimen did not clearly alter efficacy effects, although this may be due to the small size of the study.

Clinical response (data not shown), showed a numeric increase in the vancomycin/SER287 daily treatment arm compared to placebo but did not reach statistical significance.

Figure 1:SERES-101 Efficacy Data – Missing Equals Failure

Legend: Δ = change from placebo; Remission was defined as a total modified Mayo score of less than or equal to 2, and an endoscopic sub-score of 0 or 1; Endoscopic improvement was defined as a decrease in endoscopic sub score of greater than or equal to 1. Endoscopy measures were analyzed by a Central Reader.

Clinical Safety

The primary safety objective (short-term safety) was to evaluate the safety and tolerability of SER-287 in adults with active mild-to-moderate UC up to 92 days after randomization as determined by clinical and laboratory safety assessments.

The TEAEs were balanced across all the treatment arms.  No drug-related serious adverse events, or SAEs, were reported.  All adverse events, or AEs, were considered mild to moderate in intensity.  Gastrointestinal, or GI, disorders had the greatest number of AEs compared to other system organ classes, with the most efficacious treatment arm (vancomycin/SER-287 daily) experiencing the lowest percentage of GI AEs.

SER-287 was well-tolerated in all treatment arms, showing a safety profile consistent with the placebo arm.  The safety profile, when evaluating GI AEs, showed an improvement in the vancoymycin/SER-287 treatment arm compared to vancomycin/placebo and the vancomycin/SER-287 weekly treatment arms.  This finding provides an independent assessment of efficacy as the GI AEs likely reflect UC disease activity.

Diverse analyses of microbiome data of patients in this trial, a primary endpoint, was completed after completion of the trial. Analyses of study patients’ microbiome data, a co-primary study endpoint of the trial, demonstrate that SER-287 induced dose-dependent engraftment of SER-287-derived bacterial species into the colonic microbiome of the patients treated with SER-287. Patients administered vancomycin pre-treatment followed by daily administration of SER-287 had the highest level of SER-287 engraftment, which was statistically significant. This patient cohort corresponded with the study arm where the most significant clinical benefits were observed, including clinical remission and endoscopic improvement. Differences in the composition of the microbiome post treatment were also associated with clinical remission. Bacterial engraftment signatures were durable throughout the dosing period of the trial and were also observed at four weeks post administration of the final SER-287 dose. The SER-287 Phase 1b study microbiome data support the previously reported clinical results.

Microbiome results demonstrated engraftment of SER-287-derived bacterial species in patients pre-treated with vancomycin who received SER-287. The degree of SER-287 engraftment, as measured by the number of detectable SER-287-derived bacterial species, increased in a dose-dependent manner, with daily dosing providing the most rapid and robust change in patients’ microbiome. Engraftment was maintained during the entire dosing period and was observed four weeks after the last dose of SER-287 was administered. Thus, engraftment was durable. Changes in the composition of the gastrointestinal microbiome were associated with clinical remission. Vancomycin pre-treatment, as compared to placebo pre-treatment, led to an immediate reduction of microbiome diversity followed by rapid and robust engraftment of SER-287-derived bacterial species. These data suggest that vancomycin pre-treatment opens ecological niches for SER-287 engraftment in the human microbiome of patients with UC. We plan to initiate the next clinical trial of SER-287 in the middle of 2018.

Pre-Clinical Programs

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

SER-401

We are also designing and developing SER-401 for use with CPIs in patients with solid tumors to enhance efficacy and improve survival.  CPIs are used to block mechanisms used by cancer to evade detection and destruction by the immune system.  In 2015, several groups reported that CPI efficacy in mouse models was dependent on the composition of the microbiome.  That work was extended to humans in November 2017 when several groups reported that human subjects who respond to CPI treatment have a different microbiome composition than non-responders.  One of these reports was from a group led by Dr. Jennifer Wargo of MD Anderson. In November 2017, Seres announced a collaboration with MD Anderson and the Parker Institute to evaluate the potential of SER-401 to improve the outcomes of cancer patients treated with currently-available immunotherapy. Seres also received an exclusive option, with pre-defined financial terms, to license intellectual property rights from MD Anderson related to the use of bacteria in combination with CPIs. Together with our collaborators, we plan to initiate a Phase 1b study this year.

SER-301

We are designing and developing SER-301, a rationally designed Ecobiotic microbiome therapeutic candidate for the treatment of IBD.  The design is being driven by insights from successful FMT for UC conducted by our academic collaborators and will leverage microbiome and metabolomic data gained from the ongoing Phase 1b study of SER-287.  The SER-301 program also benefits from what we have and will learn about rationally designed Ecobiotic microbiome therapeutic development in our SER-262 program.

SER-155

We are also designing and developing SER-155, a rationally designed product candidate to prevent infections and improve gastrointestinal barrier function (including the consequences of graft versus host disease) in patients following allogeneic hematopoietic stem cell transplants liver transplants. This preclinical program is based on published clinical evidence from our collaborators at Memorial Sloan Kettering Cancer Center showing that allo-HSCT patients with reduced microbiome diversity are far more likely to die due to infection and/or lethal GvHD (Taur et al., Blood, 2014; Jenq et al, Biology of Blood and Marrow Transplantation, 2015). The selection of the patient population will be based on pre-clinical data, and the assessment of our clinical development plan, regulatory path and market opportunities. We plan to conduct studies in animal models as well as conduct further in vitro characterization of individual strains, in order to define and nominate a composition for clinical development In November 2017, we announced that we were awarded a grant from CARB-X (Combating Antibiotic-Resistant Bacteria Accelerator) to support continued preclinical research and early development work for SER-155. The CARB-X grant provides us with up to $2.5 million of research funding with potential for an additional $3.1 million upon completion of milestones.

Research and Development

A significant portion of our operating expenses consists of research and development activities related to SER-109, SER-262, SER-287, SER-401, SER-155, SER-301 and the development of new Ecobiotic microbiome therapeutic product candidates. For the years ended December 31, 2017, 2016, and 2015, our research and development expense was $89.5 million, $82.0 million, and $38.1 million, respectively. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition─Operating Expenses─Research and Development Expenses” for more information.

Sales and Marketing

If SER-109 is approved in the United States and Canada, we plan to commercialize it with our own focused specialty sales force. We believe we can effectively commercialize SER-109 with a commercial team of 100 or fewer sales representatives that will target gastrointestinal and infectious disease physicians, which are the two primary groups of physicians who treat multiply recurrent CDI patients.

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

•

Formulation. Our Ecobiotic microbiome therapeutic candidates are combinations of live bacteria and can be administered by a number of methods and by different routes. The primary goal in developing a formulation is to deliver live bacteria to the intended location in a condition where they are able to replicate and correct dysbiosis. Formulation development generally uses approved excipients and preservatives, and will include screening of liquid, solid, and suspension formulations to maximize the opportunity for extended stability with minimal cold-chain requirements.  Dosage forms for oral products may be capsules, tablets, sachets, or liquid containers.

•

Analytical. We are addressing quality control requirements for our Ecobiotic microbiome therapeutic candidates using proprietary microbiological, chemical, biochemical, and molecular sequence-based testing schemes. We have available and are further developing quality control and in-process analytical tools that can quantitatively measure the composition of spore, vegetative microbe and spore/vegetative combinations, which we believe enable a wide variety of drug products to be manufactured. Throughout the bioprocess and formulation development platform we use and will expand on high- throughput quantitative analytics to assess the identity, potency and purity of the final product.

We currently have two manufacturing facilities internal to Seres; a small-scale 7,000 ft2 unit at our Kendall Square location in Cambridge, Massachusetts, where we conduct cGMP manufacture of Ecobiotic therapeutic candidates to support drug substance and drug product for early phase and small-scale clinical supplies, and a larger 10,000 ft2 cGMP manufacturing facility at our headquarters, with the ability to perform both drug substance and drug product manufacturing for early and late-phase clinical development and at larger scales of operation. We may establish further manufacturing facilities that will serve late-phase clinical and commercial supply for our product candidates. We may do this by expanding our current and planned facilities, or by purchasing or building additional facilities. We also use contract manufacturing and testing organizations to supplement our internal capacity.

Material Agreements

In January 2016, we entered into the Collaboration and License Agreement, or the License Agreement, with Nestec Ltd., or NHS, an affiliate of Nestlé Health Science US Holdings, Inc., a significant stockholder of ours, for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. The License Agreement will support the development of our portfolio of products for CDI and IBD in markets outside of the United States and Canada, or the Licensed Territory. We have retained full commercial rights to our entire portfolio of product candidates with respect to the United States and Canada.

Under the License Agreement, we granted to NHS an exclusive, royalty-bearing license to develop and commercialize, in the Licensed Territory, certain products based on our microbiome technology that are being developed for the treatment of CDI and IBD, including SER-109, SER-262, SER-287 and SER-301, or collectively, the NHS Collaboration Products. The License Agreement sets forth our and NHS’ respective obligations for development, commercialization, regulatory and manufacturing and supply activities for the NHS Collaboration Products with respect to the licensed fields and the Licensed Territory.

In exchange for the license, NHS made an upfront cash payment to us of $120.0 million. NHS also agreed to pay us tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of NHS Collaboration Products in the Licensed Territory. Under the License Agreement we are eligible to receive up to $285.0 million in development milestone payments, $375.0 million in regulatory payments and up to an aggregate of $1,125.0 million for the achievement of certain commercial milestones related to the sales of NHS Collaboration Products. To date, we have received $30.0 million in development milestones under the License Agreement.

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

Our patent portfolio includes patent applications in the early stages of prosecution and eight issued U.S. patents. For our pending Patent Cooperation, or PCT, applications, we anticipate determining, in advance of the applicable deadlines, whether to pursue these applications and if so will pursue them in the United States and selected ex-U.S. jurisdictions. We believe that issued claims will provide protection for our microbiome therapeutic candidates.

Our patent estate leverages both offensive and defensive strategies. As of February 10, 2018, we owned a total of fifteen patent application families that include Patent Cooperation Treaty, or PCT, applications and/or U.S. patent applications and ex-US patent applications. Some of these families are briefly described below. Four of the patent application families include only U.S. provisional applications that will not themselves be examined and for which the deadline to file PCT applications and/or U.S. non-provisional applications have not yet expired. Issued patents and pending patent applications as of February 10, 2018 in six of the patent application families in our portfolio are described briefly below. We expect to pursue additional applications in these families over time.

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

The key competitive factors affecting the success of SER-109, SER-287, SER-401, SER-262, SER-301 and SER-155 and any other product candidates that we develop, if approved, are likely to be their efficacy, safety, convenience, price, the level of competition and the availability of reimbursement from government and other third-party payors.

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

Although most clinical research performed in the United States in support of a BLA must be authorized in advance by the FDA, under the IND regulations and procedures described above, there are certain circumstances under which clinical trials can be conducted without submission of an IND. For example, a sponsor who wishes to conduct a clinical trial outside the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. Similarly, the FDA may exercise enforcement discretion to permit sponsors to conduct certain types of clinical investigations without an IND. Pursuant to the FDA guidance document “Enforcement Policy Regarding Investigational New Drug Requirements for Use of Fecal Microbiota for Transplantation to Treat Clostridium difficile Infection Not Responsive to Standard Therapies” (July 2013), the FDA announced its intention to exercise enforcement discretion and not apply the IND requirements for the use of FMT to treat CDI not responsive to standard therapies, provided that the treating physician obtains adequate informed consent from the patient or his or her legally authorized representative for the use of FMT products. In March 2014, the FDA issued a draft guidance document to clarify its Enforcement Policy in the July 2013 guidance.  In the March 2014 draft guidance, the FDA noted that since the issuance of its Enforcement Policy in July 2013, it has continued to review its policies in this area and it intends to continue to exercise enforcement discretion in more narrow circumstances than previously identified.  Specifically, the March 2014 draft guidance indicated the FDA’s intent to limit enforcement discretion in circumstances where the licensed health care professional treating the patient obtains adequate informed consent from the patient or his or her legally authorized representative for the use of FMT products; the FMT product is obtained from a donor known to either the patient or the licensed health care provider; and the stool donor and stool are qualified by screening and testing performed under the discretion of the licensed health care provider for the purposes of providing the FMT product.  Following receipt of public comments on the March 2014 draft guidance proposing to modify the July 2013 Enforcement Policy, the FDA issued a new draft guidance in March 2016 announcing its intention to further modify its approach to enforcement discretion for INDs for the use of FMT products.  In this draft guidance, the FDA indicated that it intends to continue to exercise enforcement discretion, provided that the licensed health care professional treating the patient obtains adequate informed consent for use of the FMT product; the FMT product is not obtained from a stool bank; and the stool donor and stool are qualified by screening and testing performed under the direction of the licensed health care provider for purposes of providing the FMT product to treat his or her patient.   The FDA further clarified in the March 2016 that, when finalized, the policy would supersede the final Enforcement Policy espoused in the July 2013 Guidance.  However, to date, the FDA has not finalized the March 2016 draft guidance.  The FDA provided confirmation to us that it intended to exercise enforcement discretion with respect to our Phase 1b/2 clinical study of SER-109, and accordingly, we did not conduct this trial under an IND. However, we have conducted and will continue to conduct all subsequent clinical studies of SER-109 under an IND.

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

Any product submitted to the FDA for approval, including a product with Fast Track or Breakthrough Therapy designation, may also be eligible for additional FDA programs intended to expedite the review process, including Priority Review designation and accelerated approval. A product is eligible for Priority Review if it has the potential to provide a significant improvement in safety or effectiveness in the treatment, diagnosis or prevention of a serious disease or condition. Additionally, products are eligible for accelerated approval if they can be shown to have an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality which is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Accelerated approval is usually contingent on a sponsor’s agreement to conduct additional post-approval studies to verify and describe the product’s clinical benefit. In addition, unless otherwise informed by the FDA, the FDA currently requires, as a condition for accelerated approval that all advertising and   promotional materials that are intended for dissemination or publication within 120 days following marketing approval be submitted to the agency for review during the pre-approval review period, and that after 120 days following marketing approval, all advertising and promotional materials must be submitted at least 30 days prior to the intended time of initial dissemination or publication.

Fast Track designation, Breakthrough Therapy designation, Priority Review designation and Accelerated Approval do not change the standards for approval but may expedite the development or review process. We have received Breakthrough Therapy designation for SER-109, and we may apply for one or more of the FDA’s expedited programs for our other product candidates. The FDA may find that our product candidates no longer satisfy the criteria for such programs for which we have already obtained the relevant designation or approval, such programs may fail to result in expedited development or review timelines, or the FDA may ultimately refuse to approve our product candidates despite their inclusion in any expedited programs. In addition, if the Breakthrough Therapy designation for SER-109 is no longer supported by subsequent data, FDA may rescind the designation.

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

Biosimilars and Regulatory Exclusivity

We believe that any of our product candidates approved under a BLA should qualify for a 12-year period of exclusivity against biosimilar competition currently permitted by the Biologics Price Competition and Innovation Act, or BPCIA. Specifically, as part of the Patient Protection and Affordable Care Act enacted in 2010, as amended by the Health Care and Education Affordability Reconciliation Act, collectively the Affordable Care Act, the BPCIA established an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway provides legal authority for the FDA to review and approve biosimilar biologics based on their similarity to an existing brand product, referred to as a reference product, including the possible designation of a biosimilar as interchangeable with a brand product. Under the BPCIA the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological drug products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. The BPCIA is complex and continues to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning is subject to uncertainty. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes that operate to limit the scope or length of exclusivity afforded by the BPCIA could have a material adverse effect on the future commercial prospects for our biological products. In addition, the period of exclusivity provided by the BPCIA only operates against third parties seeking approval via the abbreviated pathway, but would not prevent third parties from pursuing approval via the traditional approval pathway. In addition, foreign regulatory authorities may also provide for exclusivity periods for approved biological products. For example, biological products in the EU may be eligible for at least a ten-year period of exclusivity.

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

In August 2015, the FDA granted orphan drug designation to SER-109 for the treatment of recurrent CDI. In December 2017, the FDA granted Orphan Drug Designation to SER-287 for treatment of UC in pediatric patients.

We may seek additional orphan designation for one or more of our product candidates, but the FDA may disagree with our analysis of the prevalence of a disease or condition or other criteria for designation and refuse to grant orphan status. We cannot guarantee that we will obtain designation or approval for any product candidate, or that we will be able to secure orphan product exclusivity if we do obtain approval.

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

Other Healthcare Laws

In addition to FDA restrictions on marketing of pharmaceutical and biological products, other healthcare regulatory laws restrict business practices in the biotechnology industry, which include, but are not limited to, anti-kickback, false claims, physician payment and pricing transparency and data privacy and security laws. The federal Anti-Kickback Statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal healthcare programs. Remuneration has been broadly interpreted to include anything of value, including cash, improper discounts and free or reduced-price items and services. The government has enforced the Anti-Kickback Statute to reach large settlements with healthcare companies based on sham research or consulting and other financial arrangements with physicians. Further, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act (discussed below). Many states have similar laws that apply to their state healthcare programs as well as private payors.

The federal false claims and civil monetary penalties laws, including the False Claims Act, or FCA, impose liability on persons who, among other things, knowingly present or cause to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government, knowingly make, use, or cause to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or knowingly make a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. Actions under the FCA may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the FCA can result in significant monetary penalties and treble damages. The federal government is using the FCA, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi–billion-dollar settlements under the FCA in addition to individual criminal convictions under applicable criminal statutes. In addition, companies have been forced to implement extensive corrective action plans, and have often become subject to consent decrees or corporate integrity agreements, severely restricting the manner in which they conduct their business. Given the significant size of actual and potential settlements, it is expected that the government authorities will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The Affordable Care Act, among other things, imposed new reporting requirements through the Physician Payments Sunshine Act on certain drug manufacturers for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Manufacturers must submit reports by the 90th day of each subsequent calendar year. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians, and pricing information and marketing expenditures.

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts.

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

There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future, particularly in light of the current Presidential administration and U.S. Congress.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In For example, the Budget Control Act of 2011, enacted in August 2011, among other things, included reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2025 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical and biological products. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Adoption of other new legislation at the federal or state level could further limit reimbursement for pharmaceuticals, including our product candidates if approved.

Employees

As of December 31, 2017, we had 138 full-time permanent employees. 36 employees work in administration and operations and 102 work in research and development.

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

Since inception, we have incurred significant operating losses. Our net loss was $89.4 million for the year ended December 31, 2017, $91.6 million for the year ended December 31, 2016, and $54.8 million for the year ended December 31, 2015. As of December 31, 2017, we had an accumulated deficit of $263.6 million. To date, we have financed our operations through the initial public offering of our common stock, private placements of our preferred stock, milestone payments under the licensing agreement with Nestec, Ltd., or NHS, and loan financing. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting pre-clinical studies and clinical trials. We have not completed development of any of our product candidates, which we call Ecobiotic microbiome therapeutics, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future.  We anticipate that our expenses may increase substantially as we:

•	continue the clinical development of SER-109, our lead product candidate, in the Phase 3 clinical study;
•	continue the clinical development of SER-287 for the treatment of UC in adults and children and potential other studies of IBD;
•	initiate the clinical development of SER-401;
•	conduct research and continue pre-clinical development of additional Ecobiotic microbiome therapeutic candidates, including SER-401, SER-155, and SER-301;
•	make strategic investments in manufacturing capabilities;
•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	perform our obligations under the collaboration agreement with NHS;
•	seek to obtain regulatory approvals for our product candidates; and
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing pre-clinical testing and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are in the preliminary stages of many of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.

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

Our expenses may increase in connection with our ongoing activities, particularly as we continue the clinical development of SER-109, including conducting the Phase 3 clinical study, continue the clinical development of SER-287, including conducting the next clinical study, complete our Phase 1b clinical study of SER-262, initiate clinical studies of SER-401, and continue to research, develop and initiate clinical trials of SER-301 and SER-155 and our other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We expect that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2019. This estimate excludes net cash flows from future business development activities. In addition, the specifics of future clinical trial activities could impact capital requirements and cash projections. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. We intend to focus in the near-term on the highest priority clinical programs, which we believe will optimally advance our pipeline: SER-287 for UC; SER-109 for recurrent CDI; and the SER-401 immuno-oncology program. Our future capital requirements will depend on many factors, including:

•	the progress and results of our Phase 3 clinical study of SER-109;
•	the progress and results of future clinical studies of SER-287;
•	the progress and results of future clinical studies of SER-262;
•	the progress and results of our studies in immuno-oncology;
•	the cost of manufacturing clinical supplies for our product candidates;
•	the scope, progress, results and costs of pre-clinical development, laboratory testing and clinical trials for our other product candidates, including SER-301 and SER-155;
•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	the effect of competing technological and market developments; and
•	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.

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

Since our inception in October 2010, we have devoted substantially all of our resources to developing our clinical and pre-clinical program, building our intellectual property portfolio, developing our supply chain, planning our business, raising capital and providing general and administrative support for these operations. We have completed our Phase 1b and a Phase 2 clinical study of SER-109, our lead product candidate and have reported top-line data in our Phase 1b study of SER-287 and partial top-line data for our Phase 1b study in SER-262. We have not yet demonstrated our ability to successfully complete any Phase 3 clinical study or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

Other than SER-109, we are early in our development efforts and may not be successful in our efforts to use our microbiome therapeutics platform to build a pipeline of product candidates and develop marketable drugs.

We are using our microbiome therapeutics platform to develop Ecobiotic microbiome therapeutics. We are at an early stage of development and our platform has not yet, and may never, lead to approvable or marketable drugs. We are developing additional product candidates that we intend to be used to prevent infection and treat diseases where the microbiome is implicated.  We may have problems applying our technologies to these areas, and our product candidates may not be effective in preventing infection and disease. Our product candidates may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.

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

All of our product candidates are based on microbiome therapy, a therapeutic approach that is designed to prevent infection and treat disease by restoring the function of a dysbiotic microbiome. We have not, nor to our knowledge has any other company, received regulatory approval for, or manufactured on a commercial scale, a therapeutic based on this approach. We cannot be certain that our approach will lead to the development of approvable or marketable products or that we will be able to manufacture at commercial scale, if approved. In addition, our Ecobiotic microbiome therapeutics may have different effectiveness rates in various indications and in different geographical areas. Finally, the FDA or other regulatory agencies may lack experience in evaluating the safety and efficacy of products based on microbiome therapeutics, which could result in a longer than expected regulatory review process, increase our expected development costs and delay or prevent commercialization of our product candidates. For example, our SER-109 Phase 2 clinical study’s primary endpoint of reducing the relative risk of CDI recurrence at up to eight-weeks after treatment was not achieved. After analysis of the previous studies, we initiated a Phase 3 clinical study of SER-109 (ECOSPOR III) in patients with multiply recurrent CDI.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•	failures or delays in reaching agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
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

Our inability to enroll a sufficient number of patients for our clinical trials or a delayed rate of enrollment would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials would result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

We have obtained orphan drug designation from the FDA for SER-109 for recurrent CDI and SER-287 for pediatric ulcerative colitis, and may seek orphan drug designation and exclusivity for some of our future product candidates. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs and biologics for relatively small patient populations as orphan drugs. In the United States, the FDA may designate a drug or biologic as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a disease or condition that affects fewer than 200,000 individuals annually in the United States.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. Except for our clinical production facility in Massachusetts, we do not currently have arrangements in place for redundant supply of SER-109 and SER-287 product.  We do not currently have a second source for required materials used for the manufacture of finished SER-109 or SER-287 product. If our current manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and anticipated future dependence upon others for the manufacture of our product candidates or products could delay, prevent or impair our development and commercialization efforts.

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

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current CDI treatment involves the use of antibiotics that are well established in the medical community or the use of FMT and physicians may continue to rely on these treatments and our competitors and physicians may continue to seek to standardize and implement this procedure.  If our product candidates receive approval but do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our approved product candidates, if any, will depend on a number of factors, including:

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

We have employees with experience in sales and marketing, but we have limited sales or marketing infrastructure and, as a company, have no experience in the sale, marketing, or distribution of pharmaceutical products. To achieve commercial success for any product for which we obtain marketing approval, we will need to establish a sales and marketing organization or make arrangements with third parties to perform sales and marketing functions and we may not be successful in doing so.

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

The development and commercialization of new drug and biologic products is highly competitive and is characterized by rapid and substantial technological development and product innovations. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. We are aware of a number of large pharmaceutical and biotechnology companies, as well as smaller, early-stage companies, that are pursuing the development of products, including microbiome therapeutics, for reducing CDI and other disease indications we are targeting. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others may be based on entirely different approaches. For example, FMT is a procedure that has resulted in reports of high cure rates for recurrent CDI and our competitors and physicians may continue to seek to standardize and implement this procedure. Potential competitors also include academic institutions, government agencies, not-for-profits, and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Obtaining and maintaining adequate reimbursement for our products may be difficult. We cannot be certain if and when we will obtain an adequate level of reimbursement for our products by third-party payors. Even if we do obtain adequate levels of reimbursement, third-party payors, such as government or private healthcare insurers, carefully review, and increasingly question the coverage of, and challenge the prices charged for, drugs. Reimbursement rates from private health insurance companies vary depending on the company, the insurance plan and other factors. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs. We may also be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval, and the royalties resulting from the sales of those products may also be adversely impacted.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. In addition, the FDA’s regulations, policies or guidance may change and new or additional statutes or government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities.  For example, in December 2016, the 21st Century Cures Act was signed into law, which is intended, among other things, to modernize the regulation of biologics and to spur innovation, though its ultimate implementation remains unclear. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenues. If regulatory sanctions are applied or if regulatory approval is withheld or withdrawn, the value of our company and our operating results will be adversely affected.

We also cannot predict the likelihood, nature, or extent of adverse government regulation that may arise from pending or future legislation or administrative action, either in the United States or abroad.  For example, certain policies of the current Presidential administration may impact our business and industry.  Namely, the current Presidential administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval or marketing applications.  It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority.  If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future, particularly in light of the current Presidential administration and U.S. Congress. At this time, the full effect that the Affordable Care Act would have on our business remains unclear.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, enacted in August 2011, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain.

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Individual states in the United States have become increasingly active in implementing regulations designed to contain pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

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

Despite the implementation of security measures, our internal computer systems and data and those of our current and future contractors and consultants are vulnerable to damage or compromise from computer viruses, unauthorized access, human error, natural disasters, terrorism, war and telecommunication and electrical failures. While we are not aware of any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of our product candidates could be delayed.

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

We may acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, technology licenses or investments in complementary businesses. We have not made any acquisitions to date, and our ability to do so successfully is unproven. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:

•	disruption in our relationships with future customers or with current or future distributors or suppliers as a result of such a transaction;
•	unanticipated liabilities related to acquired companies;
•	additional exposure to cybersecurity risks and vulnerabilities from any newly acquired information technology infrastructure;

•	difficulties integrating acquired personnel, technologies and operations into our existing business;
•	diversion of management time and focus from operating our business to acquisition integration challenges;
•	increases in our expenses and reductions in our cash available for operations and other uses;
•	possible write-offs or impairment charges relating to acquired businesses; and
•	inability to develop a sales force for any additional product candidates.

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

Comprehensive tax reform bills could adversely affect our business and financial condition.

The U.S. government recently enacted comprehensive federal income tax legislation that includes significant changes to the taxation of business entities. These changes include, among others, (i) a permanent reduction to the corporate income tax rate, (ii) a partial limitation on the deductibility of business interest expense, (iii) a shift of the U.S. taxation of multinational corporations from a tax on worldwide income to a territorial system (along with certain rules designed to prevent erosion of the U.S. income tax base) and (iv) a one-time tax on accumulated offshore earnings held in cash and illiquid assets, with the latter taxed at a lower rate. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain, and our business and financial condition could be adversely affected. This annual report on Form 10-K does not discuss any such tax legislation or the manner in which it might affect holders of our common stock. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislation and the potential tax consequences of investing in our common stock.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 18.3 million shares of our common stock as of December 31, 2017 have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Research and Offices

Our corporate headquarters is located in Cambridge, Massachusetts, where we lease approximately 83,396 square feet of office, laboratory, and pilot manufacturing space under a lease that expires in November 2023. We also maintain a research and development facility in Cambridge, Massachusetts, where we lease approximately 7,484 square feet of office and laboratory facilities under a lease that expires in April 2020.

Clinical Manufacturing

We currently conduct part of our manufacturing operations in our leased facilities in Cambridge, Massachusetts, which both contain manufacturing facilities for clinical products. We believe our current laboratory facilities and contract relationships are sufficient to meet our current bioprocess development and manufacturing needs.  We expect the new facility at our headquarters represents an important addition to our existing manufacturing network, which will broaden our capabilities in bioprocess development and manufacturing, in particular, the production of rationally designed microbiome candidates.  We expect to utilize both of the manufacturing facilities to prepare for commercialization of our product candidates. Product candidates may be brought into the facilities for economies of operation, or may remain external with contract manufacturing organizations, depending on business dynamics and development needs.

We plan to control the production of all products under current good manufacturing practices by making strategic investments in manufacturing, which may include collaborations with third parties, the design and renovation of existing facilities and the construction of additional new facilities for commercial supply.

Item 3. Legal Proceedings

Shareholder Litigation

On September 28, 2016, a purported stockholder filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts against us entitled Mariusz Mazurek v. Seres Therapeutics, Inc., et. al. On February 12, 2017, we received an amended complaint, and on March 30, 2017, we filed a motion to dismiss. A hearing on the motion to dismiss was held on August 9, 2017, and we are awaiting a decision from the court.   The lawsuit alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, by making allegedly false and misleading statements and omissions about our clinical trials for our product candidate SER-109 in our public disclosures between June 25, 2015 and July 29, 2016. The lawsuit seeks, among other things, damages in connection with our allegedly inflated stock price between June 25, 2015 and July 29, 2016 as a result of those allegedly false and misleading statements, as well as interest, attorneys’ fees and costs.  We can make no assurances as to the time or resources that will need to be devoted to this lawsuit or its final outcome, or the impact, if any, of this lawsuit or any proceedings on our business, financial condition, results of operations and cash flows. We are vigorously defending against all claims asserted.

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

Item 4. Mine Safety Disclosures

Not applicable.

Directors of the Registrant

Noubar B. Afeyan, Ph.D., has served as a member of our board of directors since October 2010. Since 1999, Dr. Afeyan has served as the Senior Managing Partner and Chief Executive Officer of Flagship Pioneering, formerly known as Flagship Ventures, an early-stage venture capital firm that he co-founded. Dr. Afeyan serves on the board of directors of numerous privately and publicy held companies, including BIND Therapeutics, Inc. Eleven Biotherapeutics, Inc., and Moderna Therapeutics, Inc., and has previously served on the board of directors of several public companies, including BG Medicine, Inc., BIND Therapeutics, Inc., Eleven Biotherapeutics, Inc., and Helicos Biosciences. Dr. Afeyan received a B.S. in chemical engineering from McGill University and a Ph.D. in Biochemical Engineering from the Massachusetts Institute of Technology. He is currently a visiting lecturer of business administration at Harvard Business School and was previously a senior lecturer at the Massachusetts Institute of Technology’s Sloan School of Management where he taught courses on technology-entrepreneurship, innovation and leadership.

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

Willard Dere, M.D., has served on our board of directors since July 2017. Since November 2014, Dr. Dere has been Professor of Internal Medicine; B. Lue and Hope S. Bettilyon Presidential Endowed Chair in Internal Medicine for Diabetes Research, Executive Director of Personalized Health, and Co-Principal Investigator of the Center for Clinical and Translational Science at the University of Utah Health Sciences Center. Prior to his professorship, from 2003 until his retirement in October 2014, Dr. Dere held multiple roles at Amgen, including head of global development, and both corporate and international chief medical officer, and led development of programs in various therapeutic areas. Dr. Dere currently serves on the boards of directors of BioMarin Pharmaceutical, Ocera Therapeutics, and Radius Health. Dr. Dere received his undergraduate and medical degrees from the University of California, Davis, completed his internal medicine residency training at the University of Utah, and his postdoctoral training in endocrinology and metabolism at the University of California, San Francisco.

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

Lorence H. Kim, M.D., has served as a member of our board of directors since October2014.Since April 2014, Dr. Kim has been the Chief Financial Officer of Moderna Therapeutics, a biotechnology company. From July 2000 to April 2014, Dr. Kim held a number of positions at Goldman, Sachs & Co., an investment bank, most recently as Managing Director and Co-Head of Biotechnology Investment Banking. Dr. Kim received an A.B. from Harvard University, an MBA in Healthcare Management from the Wharton School of the University of Pennsylvania, and an M.D. from the University of Pennsylvania’s School of Medicine.

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

Executive Officers of the Registrant

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on The Nasdaq Global Select Market under the symbol “MCRB” since our initial public offering on June 26, 2015. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on The Nasdaq Global Select Market for the periods indicated:

	High	Low
2017
First Quarter 2017	$13.32	$9.01
Second Quarter 2017	$12.34	$8.85
Third Quarter 2017	$17.42	$10.51
Fourth Quarter 2017	$15.40	$9.10

	High	Low
2016
First Quarter 2016	$34.70	$21.12
Second Quarter 2016	$34.99	$22.88
Third Quarter 2016	$35.98	$8.05
Fourth Quarter 2016	$13.77	$8.86

On March 2, 2018, the last reported sale price for our common stock on The Nasdaq Global Select Market was $9.90 per share.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between June 26, 2015 (the date of our initial public offering) and December 31, 2017, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on June 26, 2015 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on June 26, 2015 of $51.40 per share as the initial value of our common stock and not the initial offering price to the public of $18.00 per share.

Holders

As of March 2, 2018, there were approximately 23 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities during the quarter ended December 31, 2017.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the quarter ended December 31, 2017.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2017, 2016, and 2015 and the consolidated balance sheet data as of December 31, 2017 and 2016 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations and consolidated balance sheet data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.   Our historical results are not necessarily indicative of the results that should be expected in the future.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$32,100	$21,766	$—	$—	$—
Operating expenses:
Research and development	89,455	81,989	38,095	10,718	4,805
General and administrative	34,040	32,616	16,761	4,364	1,247
Total operating expenses	123,495	114,605	54,856	15,082	6,052
Loss from operations	(91,395)	(92,839)	(54,856)	(15,082)	(6,052)
Other income (expense):
Interest income (expense), net	1,590	1,260	83	(209)	(42)
Other income	425	—	—	—	—
Revaluation of preferred stock warrant liability	—	—	(7)	(1,418)	(8)
Total other income (expense), net	2,015	1,260	76	(1,627)	(50)
Net loss	(89,380)	(91,579)	(54,780)	(16,709)	(6,102)
Accretion of convertible preferred stock to redemption value	—	—	—	(1,291)	(875)
Net loss attributable to common stockholders	$(89,380)	$(91,579)	$(54,780)	$(18,000)	$(6,977)
Net loss per share attributable to common stockholders, basic and diluted(1)	$(2.21)	$(2.30)	$(2.33)	$(2.67)	$(1.09)

(1)

See Note 11 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents(1)	$36,088	$54,539	$73,933	$114,185	$1,654
Investments(1)	113,895	175,456	131,149	—	—
Working capital(2)	123,453	167,912	196,690	109,140	649
Total assets	189,522	272,646	216,900	117,345	2,125
Preferred stock warrant liability	—	—	—	1,582	164
Long-term debt, net of discount, including current portion	—	—	—	2,504	838
Convertible preferred stock(3)	—	—	—	136,077	11,583
Total stockholders’ equity (deficit)	60,699	132,631	205,394	(26,721)	(11,116)

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

Overview

We are a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to treat disease by restoring the function of a dysbiotic microbiome. Our lead product candidate, SER-109, is designed to reduce recurrences of Clostridium difficile, or C. difficile, infection, or CDI, a debilitating infection of the colon, in patients who have received antibiotic therapy for recurrent CDI by treating the dysbiosis of the colonic microbiome and, if approved by the U.S. Food and Drug Administration, or FDA, could be a first-in-field oral microbiome drug. Our second product candidate, SER-287, is being developed to treat inflammatory bowel disease, or IBD, including ulcerative colitis, or UC.  In addition, using our microbiome therapeutics platform, we are developing product candidates to treat diseases where the microbiome is implicated, including SER-401, a microbiome therapeutic candidate for use with checkpoint inhibitors in patients with solid tumors, SER-262, a rationally designed product candidate, to reduce recurrence of CDI in patients who have received antibiotic therapy for an initial or primary CDI, SER-301, a rationally designed IBD candidate, and SER-155, a rationally designed product candidate to prevent infections and improve gastrointestinal barrier function (including the consequences of graft versus host disease) in patients following allogeneic hematopoietic stem cell transplants or solid organ transplants. We are also using our microbiome therapeutics platform to conduct research on various indications, including: infectious diseases, metabolic diseases, and inflammatory and immune diseases, including immuno-oncology.

Since our inception in October 2010, we have devoted substantially all of our resources to developing SER-109, SER-287 and SER-262, researching our pre-clinical candidates SER-401, SER-155 and SER-301, building our intellectual property portfolio, developing our supply chain, business planning, raising capital and providing general and administrative support for these operations.

All of our product candidates other than SER-109, SER-262 and SER-287 are still in pre-clinical or research development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss was $89.4 million for the year ended December 31, 2017. As of December 31, 2017, we had an accumulated deficit of $263.6 million.

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

In order to understand the difference in outcome between Phase 1b/2 and Phase 2 clinical studies of SER-109, we conducted an analysis of the available clinical, microbiome and chemistry, manufacturing and control data. We identified specific factors that we believe contributed to the Phase 2 clinical study results, including issues related to both the accurate diagnosis of C. difficile recurrent infection, and potential suboptimal dosing of certain subjects in the trial. In June 2017 we initiated a Phase 3 clinical study of SER-109 in approximately 320 patients with multiply recurrent CDI. Diagnosis of CDI infection for both study entry and for endpoint analysis will be confirmed by C. difficile cytotoxin assay, as compared to the Phase 2 clinical study, where most patients were diagnosed by PCR. Patients in the SER-109 arm will receive a total SER-109 dose, administered over three days, approximately 10-fold higher than the dose used in the Phase 2 clinical study. The new study will evaluate patients for 24 weeks and the primary endpoint will compare the C. difficile recurrence rate in subjects who receive SER-109 verses placebo at up to eight weeks after dosing.

On October 2, 2017, we announced positive topline results from our Phase 1b clinical trial of SER-287 in patients with UC. The SER-287 Phase 1b study, a randomized, double-blinded, placebo-controlled, multiple-dose, induction study enrolled patients with active mild-to-moderate UC, with Total Modified Mayo scores of 4 to 10. The study enrolled 58 patients at 20 sites across the United States. Study subjects exhibited pre-study disease activity despite use of current therapies in a majority of subjects, which included 5-amino-salacylic acid, low dose corticosteroids, or immunomodulatory therapy. An evaluation of SER-287 safety and tolerability was a primary study endpoint. Study results demonstrated no imbalance in adverse events in SER-287-treated patients as compared to patients treated with placebo. There were no drug related serious adverse events.

Analyses of study patients’ microbiome data, a co-primary study endpoint of the trial, demonstrated that SER-287 induced dose-dependent engraftment of SER-287-derived bacterial species into the colonic microbiome of the patients treated with SER-287. Patients administered vancomycin pre-treatment followed by daily administration of SER-287 had the highest level of SER-287 engraftment, which was statistically significant. This patient cohort corresponded with the study arm where the most significant clinical benefits were observed, including clinical remission and endoscopic improvement. Differences in the composition of the microbiome post treatment were also associated with clinical remission. Bacterial engraftment signatures were durable throughout the dosing period of the trial and were also observed at four weeks post administration of the final SER-287 dose. The SER-287 Phase 1b study microbiome data support the previously reported clinical results.

An evaluation of SER-287 safety and tolerability was a primary study endpoint. Study results demonstrated no imbalance in adverse events in SER-287-treated patients as compared to patients treated with placebo. There were no drug related serious adverse events.

We progressed our drug discovery and development platforms with the initiation in July 2016 of a Phase 1b dose-escalating study for SER-262, the first clinical, rationally designed ecology of spore forming bacteria designed to be used following antibiotic treatment for primary CDI to prevent an initial recurrence of CDI. We believe there are several advantages to using a rationally designed approach to developing microbiome therapeutics, such as scaling up manufacturing of rationally-designed product candidates to meet global demand in a reliable and reproducible manner, with well-defined characteristics.  Based on our metagenomics expertise, proprietary in silico algorithms, extensive proprietary bacterial library, and advanced manufacturing capabilities, we believe we can rationally design microbiome therapeutic candidates for specific target indications.  We believe these capabilities provide us with a competitive advantage in developing microbiome therapeutics. SER-262, available in oral capsule form, is derived from a manufacturing process that does not require human donor material. SER-262 contains a consortium of 12 bacterial strains in spore form constructed from strains from our microbiome strain library via in vitro fermentation.

The Phase 1b clinical study is a 24-week, randomized, placebo-controlled, dose-escalation trial. The present study was initially designed to evaluate a single dose administration of SER-262 at ascending spore doses ranging from 1x104 to 1x108 Spore Colony Forming Units, or SCFU, with each dosing cohort comprised of 10 subjects treated with SER-262 and two subjects administered placebo. Following analysis of prior SER-109 clinical studies that suggest higher doses of microbiome therapeutics may be important to rapidly address dysbiosis and provide increased efficacy, in mid-2017 we added additional multiple-dose cohorts to the Phase 1b study of 1x106, 1x107 and 1x108 SCFU per day SER-262, for a three-day period.

The primary endpoints of the study are to evaluate the safety and tolerability of SER-262 and to compare the CDI recurrence rate between the SER-262 and placebo groups at up to eight weeks post-dosing. A secondary endpoint is the analysis of the SER-262 bacterial strain engraftment in patient microbiomes. As of now, we have received unblinded clinical data on all but the final 1 x 108 multiple dose cohort, which continues to enroll subjects.  No drug-related serious adverse events were observed in these first seven cohorts.  No relevant differences were observed in the relative risk of recurrence rates in patients administered SER-262 as compared to placebo. However, this small, first-in-human, Phase 1b study was not powered to detect a statistically significant difference in recurrence rates compared to placebo. A small group of placebo patients were included in this study and, in that group, no recurrences were observed. In addition, there was a measurable difference in recurrence rates in patients treated with Vancomycin and SER-262, as compared to those treated with Metronidazole and SER-262 (4% versus 31%, respectively).  This difference was statistically significant with a p value of 0.0049.  The medical literature suggests a recurrence rate of about 25% in patients treated solely with vancomycin for primary CDI.

Microbiome analysis has been conducted on the first five, lowest dose cohorts to assess drug pharmacokinetics.  We detected a majority of SER-262 strains in patients receiving SER-262; detection of strains was variable across subjects. Partial engraftment of strains was also a characteristic in our SER-109 clinical studies, and has been reported in fecal microbiota treatment of CDI.  Engraftment of SER-262 strains was associated with broader changes in the microbiome composition.  Microbiome profile differences, based on the antibiotics that were used to treat each patient’s CDI, were also demonstrated. Vancomycin led to more rapid and more robust engraftment of SER-262 strains as compared to Metronidazole.  More detailed microbiome and metabolomic analyses remain ongoing. These SER-262 proprietary data, the first ever obtained from a rationally-designed microbiome development candidate, will be used to inform the further development of SER-262 and our other therapeutic candidates.

While we plan to focus our investment on our highest priority clinical programs in the near-term, our expenses may increase substantially in connection with our ongoing and planned activities, particularly as we:

•	continue the clinical development of SER-109, our lead product candidate, in the Phase 3 clinical study;
•	continue the clinical development of SER-287 for the treatment of UC and potential other studies of IBD;
•	advance the pre-clinical development of SER-401, a microbiome therapeutic candidate for use with checkpoint inhibitors (CPIs) in patients with solid tumors;

•	continue the clinical development of SER-262 to be used following antibiotic treatment of primary CDI to reduce recurrence after the initial episode of CDI;
•	conduct research and continue pre-clinical development of additional Ecobiotic® microbiome therapeutic candidates, including SER-155 and SER-301, our rationally designed IBD product candidate;
•	make strategic investments in manufacturing capabilities;
•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	perform our obligations under the collaboration agreement with Nestec Ltd., or NHS;
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges; and
•	seek to obtain regulatory approvals for our product candidates.

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

We expect that our existing cash, cash equivalents and investments, will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2019. See “—Liquidity and Capital Resources.”

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

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Microbiome therapeutics platform	$63,695	$46,611	$20,603
SER-109	16,306	25,386	13,828
SER-262	4,971	5,269	1,549
SER-287	4,483	4,723	2,115
Total research and development expenses	$89,455	$81,989	$38,095

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we advance the clinical development of SER-287 and SER-262, conduct our ECOSPOR III Phase 3 clinical study of SER-109, continue to discover and develop additional product candidates, including SER-401. SER-155 and SER-301, and pursue later stages of clinical development of our product candidates.

Research and development expenses of $89.5 million for the year ended December 31, 2017 were comprised of $7.4 million in external services, $23.9 million in clinical and manufacturing costs, and $58.2 million in other costs.

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

Other Income (Expense), Net

Interest Income (Expense), Net

Interest income (expense), net consists of interest earned on our cash, cash equivalents and investments.  During the year ended December 31, 2015, interest expense consisted of interest at the stated rate on borrowings under our loan and security agreement, amortization of deferred financing costs and interest expense related to the accretion of debt discount associated with (1) the fair value of preferred stock warrant we issued in connection with the loan and security agreement and (2) a final payment due at maturity. There was no such interest expense recorded for these items in 2017 and 2016 as we held no preferred stock warrants or debt during the years ended December 31, 2017 and December 31, 2016.

Other Income

Other income consists of an award from the Massachusetts Life Sciences Center that we earned in 2017 when we met the required employment thresholds.

Revaluation of Preferred Stock Warrant Liability

Revaluation of preferred stock warrant liability consists of the net gain or loss associated with the change in the fair value of our preferred stock warrant liability. In connection with the loan and security agreement, we issued a warrant for the purchase of our Series A-2 convertible preferred stock, which we believe is a financial instrument that may have required a transfer of assets because of the redemption feature of the underlying stock. Therefore, we classified this warrant as a liability that we re-measured to fair value at each reporting period, and we recorded the changes in the fair value as a component of other income (expense), net. Upon the listing of our common stock on The Nasdaq Global Select Market, (“NASDAQ”), on June 26, 2015, the preferred stock warrant became a warrant to purchase common stock. We performed the final mark to market adjustment on the preferred stock warrant using the fair value of the underlying common shares of $18.00 per share on June 26, 2015 and recorded the change in fair value in other income (expense), net in the consolidated statement of operations and comprehensive loss. The preferred stock warrant liability was then reclassified to additional paid-in-capital as it became a warrant to purchase common stock.

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2017, we had federal and state net operating loss carryforwards of $120.7 million and $121.0 million, respectively, both of which begin to expire in 2035. As of December 31, 2017, we also had federal and state research and development tax credit carryforwards of $22.6 million and $3.6 million, respectively, which begin to expire in 2031 and 2028, respectively. The federal research and development tax credits include an orphan drug credit carryforward of $14.5 million.

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

Application of the above guidance requires significant judgment and requires us to make determinations based on the facts and circumstances under each arrangement.

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

Stock-Based Compensation

We measure stock options and other stock-based awards granted to employees and directors based on the fair value on the date of grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue stock options and restricted stock awards with only service-based vesting conditions and record the expense for these awards using the straight- line method. We recognize adjustments to stock compensation expense for forfeitures as they occur.

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

The assumptions we used to determine the fair value of stock options granted to employees and directors are as follows, presented on a weighted average basis:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	2.20%	1.54%	1.80%
Expected term (in years)	6.0	6.0	6.0
Expected volatility	80.9%	84.2%	81.4%
Expected dividend yield	0%	0%	0%

These assumptions represented our best estimates, but the estimates involve inherent uncertainties and the application of our judgment.

The following table summarizes the classification of our stock-based compensation expenses recognized in our consolidated statements of operations:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Research and development	$8,115	$8,310	$5,297
General and administrative	9,247	8,547	4,397
	$17,362	$16,857	$9,694

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

Upon the listing of our common stock on NASDAQ on June 26, 2015, the preferred stock warrant became a warrant to purchase common stock. We performed the final mark to market adjustment on the preferred stock warrant using the fair value of the underlying common shares of $18.00 per share on June 26, 2015 and recorded the change in fair value in other income (expense), net in the consolidated statement of operations and comprehensive loss. The preferred stock warrant liability was then reclassified to additional paid-in-capital as it became a warrant to purchase common stock.

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

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Revenue	$32,100	$21,766	$10,334
Operating expenses:
Research and development	$89,455	$81,989	$7,466
General and administrative	34,040	32,616	1,424
Total operating expenses	123,495	114,605	8,890
Loss from operations	(91,395)	(92,839)	1,444
Other income (expense):
Interest income (expense), net	1,590	1,260	330
Other income	425	—	425
Total other income (expense), net	2,015	1,260	755
Net loss	$(89,380)	$(91,579)	$2,199

Revenue

Total revenue was $32.1 million and $21.8 million for the years ended December 31, 2017 and 2016, respectively.  Of the $32.1 million of revenue recognized for the year ended December 31, 2017, $20.0 million was received from NHS associated with the initiation of the Phase 3 study for SER-109 in patients with multiply recurrent CDI, which is a substantive milestone under the License Agreement. Of the $21.8 million of revenue recognized for the year ended December 31, 2016, $10.0 million was received from NHS associated with the initiation of the Phase 1b study for SER-262 in CDI, which was a substantive development milestone under the License Agreement.  We recognize revenue associated with substantive milestones in accordance with FASB ASC Topic 605-28, Revenue Recognition-Milestone Method, or ASC 605-28. The $20.0 million and $10.0 million payments were recognized in full as related party collaboration revenue during the years ended December 31, 2017 and 2016, respectively. The remaining revenue for both periods principally relates to the recognition of the $120.0 million upfront payment under the License Agreement over the estimated performance period of 10 years.

Research and Development Expenses

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Microbiome therapeutics platform	$63,695	$46,611	$17,084
SER-109	16,306	25,386	(9,080)
SER-262	4,971	5,269	(298)
SER-287	4,483	4,723	(240)
Total research and development expenses	$89,455	$81,989	$7,466

Research and development expenses were $89.5 million for the year ended December 31, 2017, compared to $82.0 million for the year ended December 31, 2016. The increase of $7.5 million was due primarily to the following:

•

an increase of $17.1 million in research expenses related to our microbiome therapeutics platform, due primarily to higher payroll and consultant costs of $6.1 million, an increase in facilities and depreciation costs of $5.3 million, an increase in sponsorship and license costs of $2.7 million, an increase in laboratory consumables and supplies of $1.6 million, an increase in IT expenses of $0.6 million, and an increase in office expenses of $0.7 million;

•

a decrease of $9.1 million in expenses related to our SER-109 program, due primarily to a decrease in clinical trial costs of $1.7 million, a decrease in other consulting costs of $1.2 million, a decrease in laboratory consumables and supplies of $3.5 million, a decrease in sequencing costs of $1.3 million, a decrease in animal studies of $0.6 million, a decrease in conference costs of $0.5 million, a decrease in office expenses of $0.3 million, and a decrease in IT expenses of $0.2 million, partially offset by an increase in contract manufacturing costs of $0.3 million;

•

a decrease of $0.3 million in expenses of our SER-262 program primarily driven by a decrease in contract manufacturing costs of $1.0 million, a decrease in animal studies costs of $0.2 million, and a decrease in other consulting costs of $0.2 million, partially offset by an increase in clinical trial costs of $0.9 million and an increase in sequencing costs of $0.3 million,; and

•

a decrease of $0.2 million in expenses of our SER-287 program primarily driven by a decrease in contract manufacturing costs of $0.3 million a decrease in other consulting costs of $0.2 million, and a decrease in lab consumables and supplies of $0.6 million, partially offset by an increase in clinical trial costs of $0.3 million and an increase in sequencing costs of $0.6 million.

We expect that our research and development expenses may increase in the foreseeable future as we advance the clinical development of SER-109, SER-287 and SER-262, and continue to discover and develop additional product candidates, including SER-401, SER-301 and SER-155, and pursue later stages of clinical development of our product candidates.

General and Administrative Expenses

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Personnel related (including stock-based compensation)	$17,233	$16,623	$610
Professional fees	8,265	9,090	(825)
Facility-related and other	8,542	6,903	1,639
Total general and administrative expenses	$34,040	$32,616	$1,424

General and administrative expenses were $34.0 million for the year ended December 31, 2017, compared to $32.6 million for the year ended December 31, 2016. The increase of $1.4 million was primarily due to the following:

•	an increase in personnel related costs of $0.6 million primarily due to the increase in stock-based compensation expense;

•	a decrease in professional fees of $0.8 million due to a decrease in consulting costs of $0.9 million, partially offset by an increase in legal, accounting, and audit fees of $0.1 million; and
•

an increase in facility-related and other costs of $1.6 million primarily due to an increase in information technology expenses of $2.5 million, partially offset by a decrease in office-related expenses of $1.0 million.

Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2017 was $2.0 million, compared to $1.3 million for the year ended December 31, 2016. The $0.8 million increase in other income (expense), net was primarily due to an increase of $0.3 million in interest income and the recognition of $0.3 million of non-operating income related to the Massachusetts Life Sciences Center tax incentive received in 2016.

Comparison of Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015	Change
	(in thousands)
Revenue	$21,766	$—	$21,766
Operating expenses:
Research and development	81,989	38,095	43,894
General and administrative	32,616	16,761	15,855
Total operating expenses	114,605	54,856	59,749
Loss from operations	(92,839)	(54,856)	(37,983)
Other income (expense):
Interest income (expense), net	1,260	83	1,177
Revaluation of preferred stock warrant liability	—	(7)	7
Total other income (expense), net	1,260	76	1,184
Net loss	$(91,579)	$(54,780)	$(36,799)

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

Research and Development Expenses

	Year Ended December 31,
	2016	2015	Change
	(in thousands)
Microbiome therapeutics platform	$46,611	$20,603	$26,008
SER-109	25,386	13,828	$11,558
SER-262	5,269	1,549	$3,720
SER-287	4,723	2,115	2,608
Total research and development expenses	$81,989	$38,095	$43,894

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

•

an increase of $3.7 million in expenses of our SER-262 program primarily driven by an increase in clinical trial costs of $1.4 million, an increase in contract manufacturing costs of $0.9 million, an increase in animal studies costs of $0.1 million, an increase in other consulting costs of $0.2 million, and an increase in lab consumables and supplies of $1.0 million; these increases are due primarily to the initiation of our Phase 1b clinical study in July 2016; and

•

an increase of $2.6 million in expenses of our SER-287 program primarily driven by an increase in clinical trial costs of $2.2 million, an increase in lab consumables and supplies of $0.6 million, offset in part due to a decrease in other consulting costs of $0.2 million. These increases are due primarily to the initiation of a Phase 1b clinical trial in December 2015.

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

Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2016 was $1.3 million, compared to $0.1 million for the year ended December 31, 2015. The $1.2 million increase in other income (expense), net was primarily due to interest income from investing activities.

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

As of December 31, 2017, we had cash, cash equivalents and investments totaling $150.0 million and an accumulated deficit of $263.6 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash provided by (used in) operating activities	$(75,523)	$43,921	$(40,844)
Cash provided by (used in) investing activities	$56,989	(65,453)	(137,133)
Cash provided by financing activities	$83	2,138	137,725
Net decrease in cash and cash equivalents	$(18,451)	$(19,394)	$(40,252)

Operating Activities

During the year ended December 31, 2017, operating activities used $75.5 million of cash, primarily due to a net loss of $89.4 million and cash used from changes in our operating assets and liabilities of $10.6 million, partially offset by non-cash charges of $24.4 million. Net cash used by changes in our operating assets and liabilities during the year ended December 31, 2017 consisted of a $0.9 million decrease in accounts payable and a $11.9 million decrease in deferred revenue, offset in part by a $2.2 million increase in accrued expenses and other liabilities. The decrease in our accounts payable and increase in accrued expenses were due to the timing of payments, an increase in payroll related costs, and an increase in amounts accrued for clinical trial expenses. The decrease in deferred revenue was due to the recognition of revenue related to the $120.0 million upfront payment under the License Agreement over the estimated performance period of 10 years.

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

Investing Activities

During the year ended December 31, 2017, investing activities provided $57.0 million of cash, consisting of sales and maturities of investments of $158.3 million; these amounts were partially offset by purchases of investments of $96.5 million, purchases of property and equipment of $4.7 million, and an increase in our restricted cash balance of $0.1 million.

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

Financing Activities

During the year ended December 31, 2017, net cash provided by financing activities was $0.1 million in connection with the exercise of options to purchase our common stock, partially offset by payments for the repurchase of common stock.

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

Funding Requirements

Our expenses may increase substantially in connection with our ongoing development activities related to SER-109, SER-287, and SER-262, which are in clinical development, and our follow-on therapeutic candidates and other programs. In addition, we expect to continue to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	continue the clinical development of SER-109, our lead product candidate, in the Phase 3 clinical study;
•	continue the clinical development of SER-287 for the treatment of UC and potential other studies of IBD;
•	advance the pre-clinical development of SER-401, a microbiome therapeutic candidate for use with checkpoint inhibitors in patients with solid tumors;
•	continue the clinical development of SER-262 to be used following antibiotic treatment of primary CDI to reduce recurrence after the initial episode of CDI;
•	conduct research and continue pre-clinical development of additional Ecobiotic® microbiome therapeutic candidates, including SER-155 and SER-301, our rationally designed IBD product candidate;
•	make strategic investments in manufacturing capabilities;
•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	perform our obligations under the collaboration agreement with NHS
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges; and
•	seek to obtain regulatory approvals for our product candidates.

We continue to expect that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements through Q1’19. This estimate excludes net cash flows from future business development activities. The specifics of future SER-109 related activities could impact capital requirements and cash projections. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of SER-109, SER-287 and SER-262 or our follow-on programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. The near-term focus will be on the highest priority clinical programs to optimally advance our pipeline: SER-287 for UC; SER-109 for recurrent CDI; and the SER-401 immune-oncology program. Our future capital requirements will depend on many factors, including:

•	the progress and results of our Phase 3 clinical study of SER-109;
•	the progress and results of any future clinical studies of SER-287;
•	the progress and results of any future clinical study of SER-262;
•	the cost of manufacturing clinical supplies of our product candidates;
•	the scope, progress, results and costs of pre-clinical development, laboratory testing and clinical trials for our other product candidates, including SER-401, SER-155 and SER-301;
•	the costs, timing and outcome of regulatory review of our product candidates and research activities;
•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	the effect of competing technological and market developments; and
•	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2017 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	1 Year Less Than	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments(1)	$36,370	$6,157	$12,462	$12,593	$5,158
MD Anderson/PICI collaboration(2)	1,551	762	789	—	—
Total	$37,921	$6,919	$13,251	$12,593	$5,158

(1)

Amounts in the table reflect payments due for (i) our laboratory and office space in Cambridge, Massachusetts under an operating lease agreement that expires in November 2023 and (ii) our lease for office and laboratory space in Cambridge, Massachusetts with a term expiring April 2020.

(2)	Amounts in the table reflect payment obligations under an agreement with MD Anderson Cancer Center and Parker Institute for Cancer Immunotherapy.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2017, our cash, cash equivalents and investments consisted of cash, money market accounts, and investments in corporate bonds, commercial paper, certificates of deposit, treasury bonds, and government securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 7, 2018, we amended the employment agreements we have with Drs. Pomerantz, Trucksis, and Cook and Mr. Shaff to update each of their target bonuses and, with regard to Mr. Shaff, to reflect his additional role as Chief Operating Officer.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Based on this assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 7, 2018, we amended the employment agreements we have with Drs. Pomerantz, Trucksis, and Cook and Mr. Shaff to update each of their target bonuses and, with regard to Mr. Shaff, to reflect his additional role as Chief Operating Officer.

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

The information in response to this item is contained in part under the caption “Executive Officers and Directors of the Registrant” at the end of Part I of this Annual Report on Form 10-K. The remainder of the response to this item is contained in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 26, 2018 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required to be disclosed by this item is contained in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 26, 2018 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this item is contained in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 26, 2018 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required to be disclosed by this item is contained in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 26, 2018 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required to be disclosed by this item is contained in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 26, 2018 and is incorporated herein by reference.

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

(a)(3) Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15
3.2	Amended and Restated By-Laws	8-K	001-37465	3.2	7/1/15
4.1	Amended and Restated Investors’ Rights Agreement, dated December 19, 2014, by and among the Registrant and each of the investors listed on Schedule A thereto	S-1	333-204484	4.1	5/27/15
4.2	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-204484	4.2	6/16/15
10.1#	2015 Incentive Award Plan and forms of award agreements thereunder	S-1/A	333-204484	10.2	6/16/15
10.2#	2015 Employee Stock Purchase Plan	S-1/A	333-204484	10.3	6/16/15
10.3#	Non-Employee Director Compensation Program	S-1/A	333-204484	10.4	6/16/15
10.4	Lease Agreement, dated April 1, 2015, by and between the Registrant and ARE-MA Region No. 38, LLC	S-1	333-204484	10.13	5/27/15
10.5	Lease, dated November 11, 2015, by and between the Registrant and BMR-Sidney Research Campus, LLC	10-K	001-37465	10.13	3/14/16
10.6#	Employment Agreement, dated June 14, 2015, by and between the Registrant and Roger J. Pomerantz	S-1/A	333-204484	10.6	6/16/15
10.7#	First Amendment to Employment Agreement, dated February 3, 2016, by and between the Registrant and Roger J. Pomerantz	8-K	001-37465	10.1	2/4/16
10.8#	Second Amendment to Employment Agreement, dated March 7, 2018, by and between the Registrant and Roger J. Pomerantz					*
10.9#	Employment Agreement, dated June 14, 2015, by and between the Registrant and Eric D. Shaff	S-1/A	333-204484	10.7	6/16/15
10.10#	Amendment to Employment Agreement, dated August 7, 2015 by and between the Registrant and Eric. D. Shaff	10-Q	001-37465	10.7	8/10/15
10.11#	Amendment to Employment Agreement, dated March 7, 2018 by and between the Registrant and Eric. D. Shaff					*
10.12#	Employment Agreement, dated June 13, 2015, by and between the Registrant and David N. Cook	S-1/A	333-204484	10.8	6/16/15
10.13#	Amendment to Employment Agreement, dated June 13, 2015 by and between the Registrant and David N. Cook	10-Q	001-37465	10.9	8/10/15

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.14#	Amendment to Employment Agreement, dated March 7, 2018 by and between the Registrant and David N. Cook					*
10.15#	Employment Agreement, dated August 10, 2015, by and between the Registrant and John G. Aunins	10-Q	001-37465	10.10	8/10/15
10.16#	Amendment to Employment Agreement, dated February 8, 2017 by and between the Registrant and John G. Aunins	10-K	001-37465	10.13	3/16/17
10.17#	Employment Agreement, dated June 13, 2015, by and between the Registrant and Michele Trucksis	S-1/A	333-204484	10.10	6/16/15
10.18#	Amendment to Employment Agreement, dated August 7, 2015 by and between the Registrant and Michele Trucksis	10-Q	001-37465	10.12	8/10/15
10.19#	Amendment to Employment Agreement, dated March 7, 2018 by and between the Registrant and Michele Trucksis					*
10.20#	Employment Agreement, dated April 26, 2016 by and between the Registrant and Thomas J. DesRosier	10-Q	001-37465	10.1	8/11/16
10.21^	Collaboration and License Agreement, dated January 9, 2016, by and between the Registrant and Nestec Ltd.	10-Q	001-37465	10.1	5/16/16
10.22#	2012 Stock Incentive Plan, as amended and form of option agreement thereunder	S-1	333-204484	10.1	5/27/15
21.1	Subsidiaries of Seres Therapeutics, Inc.	S-1/A	333-204484	21.1	6/16/15
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Chief Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

^Confidential treatment has been granted with respect to redacted portions of this exhibit. Redacted portions of this exhibit have been filed separately with the SEC.

Item 16. Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Seres Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Seres Therapeutics, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, of convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company will require additional financing to fund future operations. Management’s plans in regard to this matter are described in Note 1.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 8, 2018

We have served as the Company's auditor since 2014.

SERES THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$36,088	$54,539
Investments	113,895	138,704
Prepaid expenses and other current assets	5,095	5,126
Total current assets	155,078	198,369
Property and equipment, net	32,931	36,125
Long-term investments	—	36,752
Restricted cash	1,513	1,400
Total assets	$189,522	$272,646
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$7,033	$7,587
Accrued expenses and other current liabilities	12,513	10,812
Deferred revenue - related party	12,079	12,058
Total current liabilities	31,625	30,457
Lease incentive obligation, net of current portion	8,989	10,730
Deferred rent	2,233	2,072
Deferred revenue, net of current portion - related party	84,847	96,756
Other long-term liabilities	1,129	—
Total liabilities	128,823	140,015
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2017 and 2016; no shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2017 and 2016; 40,571,015 and 40,355,753 shares issued and outstanding at December 31, 2017 and 2016	40	40
Additional paid-in capital	324,376	306,931
Accumulated other comprehensive income (loss)	(146)	(149)
Accumulated deficit	(263,571)	(174,191)
Total stockholders’ equity	60,699	132,631
Total liabilities, convertible preferred stock and stockholders’ equity	$189,522	$272,646

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Collaboration revenue - related party	$32,100	$21,766	$—
Total revenue	32,100	21,766	—
Operating expenses:
Research and development expenses	$89,455	81,989	38,095
General and administrative expenses	34,040	32,616	16,761
Total operating expenses	123,495	114,605	54,856
Loss from operations	(91,395)	(92,839)	(54,856)
Other income (expense):
Interest income (expense), net	1,590	1,260	83
Other income	425	—	—
Revaluation of preferred stock warrant liability	—	—	(7)
Total other income (expense), net	2,015	1,260	76
Net loss	$(89,380)	(91,579)	(54,780)
Net loss per share attributable to common stockholders, basic and diluted	$(2.21)	$(2.30)	$(2.33)
Weighted average common shares outstanding, basic and diluted	40,449,410	39,846,928	23,532,400
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax of $0	3	(179)	30
Total other comprehensive income (loss)	3	(179)	30
Comprehensive loss	$(89,377)	$(91,758)	$(54,750)

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

	Series A, A-2, B, C,
	D and D-1					Accumulated		Total
	Convertible		Common Stock		Additional	Other		Stockholders
	Preferred Stock			Par	Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Value	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2014	22,866,987	136,077	6,890,250	7	1,104	—	(27,832)	(26,721)
Issuance of common stock upon exercise of stock options	—	—	232,970	—	93	—	—	93
Issuance of common stock upon exercise of common stock warrant	—	—	546,672	1	168	—	—	169
Issuance of common stock upon completion of initial public offering, net of offering costs	—	—	8,545,138	8	139,259	—	—	139,267
Stock-based compensation expense	—	—	—	—	9,694	—	—	9,694
Series D convertible preferred stock issuance costs	—	(24)	—	—	—	—	—	—
Reclassification of preferred stock warrant liability	—	—	—	—	1,589	—	—	1,589
Conversion of convertible preferred stock upon listing	(22,866,987)	(136,053)	22,866,987	23	136,030	—	—	136,053
Unrealized gain on investments	—	—	—	—	—	30	—	30
Net loss	—	—	—	—	—	—	(54,780)	(54,780)
Balance at December 31, 2015	—	—	39,082,017	39	287,937	30	(82,612)	205,394
Issuance of common stock upon exercise of stock options	—	—	1,273,736	1	2,137	—	—	2,138
Stock-based compensation expense	—	—	—	—	16,857	—	—	16,857
Unrealized loss on investments	—	—	—	—	—	(179)	—	(179)
Net loss	—	—	—	—	—	—	(91,579)	(91,579)
Balance at December 31, 2016	—	—	40,355,753	40	306,931	(149)	(174,191)	132,631
Issuance of common stock upon exercise of stock options	—	—	174,386	—	116	—	—	116
Issuance of common stock upon vesting of RSUs	—	—	40,876	—	(33)	—	—	(33)
Stock-based compensation expense	—	—	—	—	17,362	—	—	17,362
Unrealized gain on investments	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	(89,380)	(89,380)
Balance at December 31, 2017	—	$—	40,571,015	$40	$324,376	$(146)	$(263,571)	$60,699

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(89,380)	$(91,579)	$(54,780)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	17,362	16,857	9,694
Depreciation and amortization expense	7,259	4,205	728
Loss from revaluation of preferred stock warrant liability	—	—	7
Non-cash interest expense	3	—	367
Accretion of discount on investments	(216)	(386)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	31	(2,598)	(2,470)
Deferred revenue	(11,888)	108,814	—
Accounts payable	(856)	3,581	2,682
Accrued expenses and other liabilities	2,162	5,027	2,928
Net cash provided by (used in) operating activities	(75,523)	43,921	(40,844)
Cash flows from investing activities:
Purchases of property and equipment	(4,676)	(21,492)	(4,362)
Purchases of investments	(96,534)	(290,594)	(267,761)
Sales and maturities of investments	158,312	246,494	136,390
Changes in restricted cash	(113)	139	(1,400)
Net cash provided by (used in) investing activities	56,989	(65,453)	(137,133)
Cash flows from financing activities:
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	(24)
Proceeds from exercise of stock options and common stock warrants	116	2,138	262
Proceeds from issuance of common stock upon completion of initial public offering	—	—	143,015
Payments for repurchase of common stock	(33)	—	—
Repayment of notes payable	—	—	(2,600)
Payments of initial public offering costs	—	—	(2,928)
Net cash provided by financing activities	83	2,138	137,725
Net increase (decrease) in cash and cash equivalents	(18,451)	(19,394)	(40,252)
Cash and cash equivalents at beginning of year	54,539	73,933	114,185
Cash and cash equivalents at end of year	$36,088	$54,539	$73,933
Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$109	$163
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$877	$1,650	$2,953

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

1.	Nature of the Business and Basis of Presentation

Seres Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in October 2010 under the name Newco LS21, Inc. In October 2011, the Company changed its name to Seres Health, Inc., and in May 2015, the Company changed its name to Seres Therapeutics, Inc. The Company is a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to restore health by repairing the function of a dysbiotic microbiome. The Company’s lead product candidate, SER-109, is designed to prevent further recurrences of Clostridium difficile infection (“CDI”), a debilitating infection of the colon, and, if approved by the U.S. Food and Drug Administration (“FDA”), could be a first-in-field oral microbiome drug. The Company’s second product candidate, SER-287, is being developed to treat inflammatory bowel disease (“IBD”) including ulcerative colitis (“UC”).  The Company is also developing SER-401, a microbiome therapeutic candidate for use with checkpoint inhibitors (CPI’s) in patients with solid tumors. In addition, using its microbiome therapeutics platform, the Company is developing product candidates to treat diseases where the microbiome is implicated, including SER-262, a rationally designed product candidate, to prevent an initial recurrence of primary CDI, SER-301, a rationally designed IBD product candidate, and SER-155, a rationally designed product candidate to prevent infections and improve gastrointestinal barrier function (including the consequences of graft versus host disease) in patients following allogeneic hematopoietic stem cell transplants or solid organ transplants. The Company is also using its microbiome therapeutics platform to conduct research on various indications, including: infectious diseases, metabolic diseases, and inflammatory and immune diseases, including immuno-oncology.

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

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company has experienced negative cash flows and had an accumulated deficit of $263,571 as of December 31, 2017. For the year ended December 31, 2017, the Company incurred a loss of $89,380 and used $75,523 of cash in operations.  The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. The Company expects that its cash, cash equivalents and investments at December 31, 2017 of $149,983 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

The Company is eligible to receive contingent milestone payments under its agreement with Nestlé Health Science if certain development milestones are achieved. However, these milestones are uncertain and there is no assurance that the Company will receive any of them.  Until such time, if ever, as the Company can generate substantial product revenue, the Company will finance its cash needs through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties. The Company may not be able to obtain funding on acceptable terms, or at all. If the Company is unable to raise additional funds as and when needed, it would have a negative impact on the Company’s financial condition, which could constrain the Company’s ability to pursue its business strategies.

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

Restricted Cash

The Company held cash of $1,513 as of December 31, 2017 and $1,400 as of December 31, 2016 in a separate restricted bank account as a security deposit for the lease of the Company’s facilities. The Company has classified these deposits as long-term restricted cash on its balance sheet.

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

Concentration of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and investments. The Company has all cash, cash equivalents and investments balances at accredited financial institutions, in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2017, 2016 and 2015, other comprehensive income (loss) consisted of changes in unrealized gains (losses) from available-for-sale investments.

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options and warrants and unvested restricted stock. The Company applies the two-class method to calculate its basic and diluted net loss per share attributable to common stockholders, as its convertible preferred stock, which converted to Common Stock upon completion of the listing of the Company’s common stock on NASDAQ on June 26, 2015, and common stock are participating securities. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method does not impact the net loss per share of common stock as the Company was in a net loss position for each of the periods presented and preferred stockholders do not participate in losses.

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

The Company adopted ASC 606 using the modified retrospective transition method. The adoption of ASC 606 changed the pattern and timing of revenue recognition of amounts from the Company’s collaboration agreement with NHS. Under ASC 606, the Company will recognize revenue using the cost-to-cost method which best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue will be recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. The estimate of the Company’s measure of progress and estimate of transaction price will be updated at each reporting date, as a change in estimate, and will require judgement. The amount of consideration allocated to satisfied performance obligations, based on the Company’s measure of progress will be recognized immediately on a cumulative catch-up basis, resulting in an adjustment to revenue in the period of change. The amount related to the unsatisfied portion will be recognized as that portion is satisfied over time.  In addition, substantive development milestones, which were previously recognized in the period when the milestone was achieved, will be recognized over the remaining performance period under ASC 606. As the adoption method does not result in a recast of the prior year consolidated financial statements, ASC 606 requires the Company to provide additional disclosures during the year of adoption of the amount by which each financial statement line item is affected by adoption of the new standard and explanations of the reasons for significant changes.

During the fourth quarter of 2017, the Company substantially completed its impact assessment, and expects that the adoption of ASC 606 will require a cumulative-effect adjustment of approximately $25,000 as an increase to deferred revenue related party with a corresponding impact to accumulated deficit on January 1, 2018. The finalization of the Company’s assessment may result in significant changes to estimates that may materially impact the Company’s preliminary estimate of the cumulative effect.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02, which establishes principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842), or ASU 2018-01, which adds two practical expedients to the new lease guidance. Topic 842 is effective for the Company for annual periods beginning after

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

December 15, 2018 and interim periods therein, with early adoption permitted. The Company is currently in the process of evaluating the impact of the guidance on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This standard addresses specific cash flow issues with the objective of reducing existing diversity in practice in how certain cash receipts and cash payments are presented in the statement of cash flows. The standard is effective for the Company on January 1, 2018. The Company will adopt this standard as of the required effective date of January 1, 2018. The adoption of this standard is not expected to have any impact on its financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash.  The new standard requires restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The new standard is effective for the Company on January 1, 2018. The Company will adopt the new standard as of the required effective date of January 1, 2018 and will reflect the adoption retrospectively to all periods presented. Upon adoption, the Company’s consolidated statements of cash flows will include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on such statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The new standard will be effective for the Company on January 1, 2018. The Company will adopt the new standard as of the required effective date of January 1, 2018. The adoption of the new standard will have an impact on the accounting for modification of stock-based awards, if any, after the date of adoption.

3.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities as of December 31, 2017 and 2016 that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2017 Using:
	Level 1	Level 2	Level 3	Not Subject to Leveling (1)	Total
Assets:
Cash Equivalents	$—	$—	$—	$25,964	$25,964
Investments:
Commercial Paper	—	6,198	—	—	6,198
Certificates of Deposit	—	8,916	—	—	8,916
Corporate Bonds	—	58,865	—	—	58,865
Government Securities	—	22,954	—	—	22,954
Treasury Bonds	—	16,962	—	—	16,962
	$—	$113,895	$—	$25,964	$139,859
(1)	Certain cash equivalents and investments that are valued using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

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

As of December 31, 2017, the Company’s cash equivalents consisted of money market funds with original maturities of less than 90 days from the date of purchase.

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

The fair value of the Company’s investments, which consisted of corporate bonds, commercial paper, certificates of deposit, government securities, and treasury bonds as of December 31, 2017 and 2016, were determined using Level 2 inputs. During the years ended December 31, 2017 and 2016, there were no transfers between Level 1, Level 2 and Level 3.

4.	Investments

As of December 31, 2017 and 2016, the fair value of available-for-sale investments by type of security was as follows:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial Paper	$6,198	$—	$—	$6,198
Certificates of Deposit	8,916	—	—	8,916
Corporate Bonds	58,937	—	(72)	58,865
Government Securities	22,997	—	(43)	22,954
Treasury Bonds	16,992	—	(30)	16,962
	$114,040	$—	$(145)	$113,895

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

As of December 31, 2017, the Company’s commercial paper, certificates of deposit, corporate bonds, government securities and treasury bonds had remaining maturities of less than 12 months.

All investments with unrealized losses at December 31, 2017 have been in a loss position for less than twelve months or the loss is not material and temporary in nature. The Company does not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.

5.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31, 2017	December 31, 2016
Laboratory equipment	$13,181	$10,711
Computer equipment	2,832	1,335
Furniture and office equipment	1,033	1,010
Leasehold improvements	27,963	27,807
Construction in progress	361	442
	45,370	41,305
Less: Accumulated depreciation and amortization	(12,439)	(5,180)
	$32,931	$36,125

Depreciation and amortization expense was $7,259, $4,205 and $728 for the years ended December 31, 2017, 2016 and 2015, respectively.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2017	December 31, 2016
Development and clinical manufacturing costs	$3,910	$3,350
Payroll and payroll-related costs	4,962	3,698
Professional fees	344	448
Facility and other	3,297	3,316
	$12,513	$10,812

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

7.	Convertible Preferred Stock

On July 1, 2015, in connection with the closing of the IPO, the Company effected its Restated Certificate of Incorporation, which authorizes the Company to issue 10,000,000 shares of preferred stock, $0.001 par value per share.

8.	Stockholders’ Equity Common Stock

On July 1, 2015, the Company completed an IPO, and issued and sold 8,545,138 shares of common stock at a public offering price of $18.00 per share, resulting in net proceeds of approximately $139,267 after deducting underwriting discounts and commissions and other offering expenses totaling $3,748. The shares issued upon closing of the IPO included 1,114,583 shares of the Company’s common stock, which were sold to the underwriters pursuant to the full exercise of their option to purchase additional shares of common stock. Upon the listing of the Company’s common stock on NASDAQ on June 26, 2015, all outstanding shares of the Company’s convertible preferred stock automatically converted into 22,866,987 shares of the Company’s common stock.

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

Stock options granted under the 2012 Plan generally vest over four years and expire after ten years, although options have been granted with vesting terms less than four years. As of December 31, 2017, there were no shares available for future grant under the 2012 Plan.

2015 Incentive Award Plan

On June 16, 2015, the Company’s stockholders approved the 2015 Incentive Award Plan (the “2015 Plan”), which became effective on June 25, 2015. The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan is the sum of (i) 2,200,000 shares of common stock and (ii) the number of shares subject to awards outstanding under the 2012 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2015 Plan. In addition, the number of shares of common stock that may be issued under the 2015 Plan is subject to increase on the first day of each calendar year, beginning in 2016 and ending in 2025, equal to the lesser of (i) 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding applicable calendar year and (ii) an amount determined by the Company’s board of directors.  As of December 31, 2017, there were 1,450,792 shares available for future grant under the 2015 Plan.

2015 Employee Stock Purchase Plan

On June 16, 2015, the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 25, 2015. A total of 365,000 shares of common stock were reserved for issuance under the ESPP. In addition, the number of shares of common stock that may be issued under the ESPP will automatically increase on the first day of each calendar year, beginning in 2016 and ending in 2025, by an amount equal to the least of (i) 400,000 shares, (ii) 1% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (iii) an amount determined by

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

the Company’s board of directors. Offering periods under the ESPP will commence when determined by the plan administrator. As of December 31, 2017, there were no shares issued under the ESPP.

Stock Option Valuation

The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	2.20%	1.54%	1.80%
Expected term (in years)	6.0	6.0	6.0
Expected volatility	80.9%	84.2%	81.4%
Expected dividend yield	0%	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity for the twelve months ended December 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2016	5,069,133	$14.36	8.26	$16,736
Granted	1,749,000	10.21
Exercised	(174,386)	0.67
Forfeited	(518,055)	21.07
Outstanding as of December 31, 2017	6,125,692	$13.00	7.70	$15,808
Options vested and expected to vest as of December 31, 2017	6,125,692	$13.00	7.70	$15,808
Options exercisable as of December 31, 2017	3,235,166	$11.37	7.00	$14,074

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2017, 2016 and 2015 was $7.07, $18.45, and $14.56 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016, and 2015 was $1,912, $34,871, and $4,125.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The Company granted performance-based stock options to certain employees. These stock options were exercisable only upon achievement of specified performance targets. During the year ended December 31, 2016, the Company determined that the achievement of specified performance targets occurred. Upon achievement of the performance targets, 60,000 options became immediately vested.  The Company recorded stock based compensation expense of $235 during the year ended December 31, 2016 related to these awards. The grant date fair value of these awards was $3.92 per share.

As of December 31, 2017and 2016, there were outstanding unvested service-based stock options held by non-employees for the purchase of 45,000 and 63,375 shares, respectively, of common stock.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Restricted Stock Units

The Company has granted restricted stock units with time-based vesting conditions.  The table below summarizes the Company’s restricted stock activity for the twelve months ended December 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2016	115,500	$9.78
Granted	332,500	$10.08
Forfeited	(47,100)	$9.93
Vested	(44,122)	$10.02
Unvested restricted stock units as of December 31, 2017	356,778	$10.01

The aggregate intrinsic value of restricted stock units that vested during the years ended December 31, 2017, 2016 and 2015 was $445, $0, and $1,508, respectively.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2017	2016	2015
Research and development expenses	$8,115	$8,310	$5,297
General and administrative expenses	9,247	8,547	4,397
	$17,362	$16,857	$9,694

As of December 31, 2017, the Company had an aggregate of $28,102 of unrecognized stock- based compensation cost, which is expected to be recognized over a weighted average period of 2.14 years.

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

The Company will recognize revenue utilizing a time-based proportional performance model where revenue related to each payment is recognized over the ten-year performance period.  As of December 31, 2017, the only consideration that is fixed and determinable is the non-refundable upfront payment of $120,000 and $793 for the reimbursement of development services since the inception of the arrangement. For additional consideration that could be received for research and development services and/or manufacturing services for clinical supply, the Company will recognize a cumulative catch-up for the amount of time that has elapsed and spread the unrecognized portion over the remaining performance period.

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

During the year ended December 31, 2017, the Company received $20,000 from NHS in connection with the initiation of the Phase 3 study for SER-109. The Company recognizes revenue associated with substantive milestones in accordance with FASB ASC Topic 605-28, Revenue Recognition-Milestone Method. The $20,000 was recognized in full as related party collaboration revenue during the year ended December 31, 2017.

Royalties will be recorded as revenue in the period they are earned assuming all other revenue recognition criteria are met.

During the years ended December 31, 2017 and 2016, the Company recognized $32,100 and $21,766, respectively, of related party revenue associated with the License Agreement. As of December 31, 2017, there was $96,926 of deferred revenue related to the License Agreement, which is classified as current or non-current in the consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next twelve months. All costs associated with the License Agreement are recorded in research and development expense in the consolidated statements of operations and comprehensive loss.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

10.	Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net loss attributable to common stockholders	$(89,380)	$(91,579)	$(54,780)
Denominator:
Weighted average common shares outstanding, basic and diluted	40,449,410	39,846,928	23,532,400
Net loss per share attributable to common stockholders, basic and diluted	$(2.21)	$(2.30)	$(2.33)

The Company’s potential dilutive securities, which include stock options and unvested restricted common stock, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2017	2016	2015
Stock options to purchase common stock	6,125,692	5,069,133	5,026,246
Unvested restricted stock units	356,778	115,500	—
	6,482,470	5,184,633	5,026,246

11.	Commitments and Contingencies

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

On November 11, 2015, the Company entered into a non-cancelable property lease with BMR-Sidney Research Campus LLC (“BMR”) for 83,396 square feet of office, laboratory and pilot manufacturing space at 200 Sidney Street, Cambridge, Massachusetts. The lease term commenced in March 2016 and ends in November 2023. The Company has the option to extend the lease twice, each for a five-year period. The Company moved its corporate headquarters to this location in April 2016. BMR has contributed a total of $12,509 toward the cost of tenant improvements.  BMR’s contributions toward the cost of tenant improvements is recorded as a lease incentive obligation on the Company’s consolidated balance sheet. The lease incentive obligation is amortized to the Company’s consolidated statement of operations as reductions to rent expense over the lease term. As of December 31, 2017, the Company recorded a lease incentive obligation of $10,312.  During the year ended December 31, 2017, the Company amortized $1,768 of this lease incentive obligation as a reduction to rent expense.

During the years ended December 31, 2017, 2016 and 2015, the Company recognized $4,458, $3,826, and $1,246, respectively, of rental expense related to office and laboratory space.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Future minimum lease payments for these operating leases as of December 31, 2017 are as follows:

Year Ending December 31,
2018	$6,157
2019	6,342
2020	6,120
2021	6,221
2022	6,372
2023 and thereafter	5,158
Total	$36,370

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2017 or 2016.

Legal Proceedings

On September 28, 2016, a purported stockholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts against the Company entitled Mariusz Mazurek v. Seres Therapeutics, Inc., et.al. On February 12, 2017, the Company received an amended complaint and on March 30, 2017, the Company filed a motion to dismiss. A hearing on the motion to dismiss was held on August 9, 2017 and we are awaiting a decision from the court. The lawsuit alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, by making allegedly false and misleading statements and omissions about the Company’s clinical trials for its product candidate SER-109 in the Company’s public disclosures between June 25, 2015 and July 29, 2016. The lawsuit seeks, among other things, damages in connection with the Company’s allegedly inflated stock price between June 25, 2015 and July 29, 2016 as a result of those allegedly false and misleading statements, as well as interest, attorneys’ fees and costs. The Company can make no assurances as to the time or resources that will need to be devoted to this lawsuit or its final outcome, or the impact, if any, of this lawsuit or any proceedings on its business, financial condition, results of operations and cash flows. While the Company is vigorously defending against all claims asserted, this litigation could result in substantial costs to the Company and a diversion of the Company’s management’s attention and resources, which could harm its business. In addition, the uncertainty of the pending lawsuit or potential filing of additional lawsuits could lead to more volatility and a reduction in the Company’s stock price. Given the early stage of the litigation, at this time the Company is unable to reasonably estimate possible losses or form a judgment that an unfavorable outcome is either probable or remote. It is not currently possible to assess whether or not the outcome of these proceedings may have a material adverse effect on the Company.

12.	Income Taxes

During the years ended December 31, 2017, 2016 and 2015, the Company recorded no income tax benefits for the net operating losses incurred in each year or interim period, due to its uncertainty of realizing a benefit from those items.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory income tax rate	(34.0)%	(34.0)%	(34.0)%
Research and development tax credits	(7.7)	(8.8)	(5.7)
State taxes, net of federal benefit	(4.8)	(5.8)	(5.3)
Stock-based compensation	1.2	(6.3)	4.1
Revaluation of preferred stock warrant liability	33.1	—	—
Other	(0.3)	0.1	0.3
Change in deferred tax asset valuation allowance	12.5	54.8	40.6
Effective income tax rate	—%	—%	—%

Net deferred tax assets as of December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$32,997	$18,481
Research and development tax credit carryforwards	25,405	14,991
Capitalized organization costs	306	483
Stock-based compensation expense	7,714	5,624
Charitable Contributions	8	6
Deferred Revenue	26,480	42,742
Accrued expenses	4,613	5,560
Capitalized research and development expenses	73	115
Total deferred tax assets	$97,596	88,002
Deferred tax liabilities:
Depreciation and amortization	(3,470)	(5,008)
Total deferred tax liabilities	(3,470)	(5,008)
Valuation allowance	$(94,126)	(82,994)
Net deferred tax assets	$—	$—

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into United States law. The TCJA includes a number of changes to existing tax law, including, among other things, a permanent reduction in the federal corporate income tax rate from 35% to 21%, effective as of January 1, 2018, as well as limitation of the deduction for net operating losses to 80% of annual taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely). The tax rate change resulted in (i) a reduction in the gross amount of the Company’s deferred tax assets recorded as of December 31, 2017, without an impact on the net amount of its deferred tax assets, which are recorded with a full valuation allowance, and (ii) no income tax expense or benefit being recognized as of the enactment date of the TCJA.

The staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. In connection with the initial analysis of the impact of the TCJA, the Company remeasured its deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21% for federal tax purposes. The remeasurement of the Company’s deferred tax assets and liabilities was offset by a change in the valuation allowance.

The Company is still in the process of analyzing the impact to the Company of the TCJA and its analysis is not yet complete. Where the Company has been able to make reasonable estimates of the effects related to the TCJA, the Company has recorded

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

provisional amounts. The ultimate impact to the Company’s consolidated financial statements of the TCJA may differ from the provisional amounts.

The provisional amount recorded related to the remeasurement of our deferred tax balance was a $29,546 expense that was offset by a valuation allowance.

As of December 31, 2017, the Company had net operating loss carryforwards for federal and state income tax purposes of $120,707 and $121,016, respectively, which both begin to expire in 2035. As of December 31, 2017, the Company also had available research and development tax credit carryforwards for federal and state income tax purposes of $22,557 and $ 3,606, respectively, which begin to expire in 2031 and 2028, respectively. The federal research and development tax credits include an orphan drug credit carryforward of $14,475. Utilization of the net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. Since our formation, we have raised capital through the issuance of capital stock on several occasions. These financings, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control as defined by Section 382 or could result in a change of control in the future upon subsequent disposition. We conducted an analysis under Section 382 to determine if historical changes in ownership through August 31, 2015 would limit or otherwise restrict our ability to utilize these NOL and R&D credit carryforwards. As a result of this analysis, we do not believe there are any significant limitations on our ability to utilize these carryforwards. However, future changes in ownership after August 31, 2015 could affect the limitation in future years. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2017 and 2016. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2017, 2016 and 2015 related primarily to the increases in net operating loss carryforwards, research and development tax credit carryforwards, stock-based compensation and decrease of deferred rate due to tax reform were as follows:

	Year Ended December 31,
	2017	2016	2015
Valuation allowance at beginning of year	$(82,994)	$(32,777)	$(10,522)
Decreases recorded as benefit to income tax provision	29,546	—	—
Increases recorded to income tax provision	(40,678)	(50,217)	(22,255)
Valuation allowance as of end of year	$(94,126)	$(82,994)	$(32,777)

As of December 31, 2017, 2016, and 2015, the Company had no unrecognized tax benefits.  Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense. The Company does not expect any significant change in its uncertain tax positions in the next 12 months.

During the year ended December 31, 2016, the Company was awarded a tax incentive for job creation from the Massachusetts Life Sciences Center. The program was established in 2008 in order to incentivize life sciences companies to create new sustained jobs in Massachusetts. Jobs must be maintained for at least five years, during which time the grant proceeds can be recovered by the Massachusetts Department of Revenue ("DOR") if the Company does not meet and maintain its job creation commitments. The award was received in 2016 and recorded in other current liabilities as of December 31, 2016 as the Company did not meet the job creation commitments.  During the year ended December 31, 2017, the Company met the job creation commitments and recorded $0.3 million as other income in the consolidated statement of operations for the portion of the award earned through the year ended December 31,

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

2017. The balance of the incentive award has been recorded in our consolidated balance sheet as a liability until such time that the award is fully earned.

13.	Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2017 and 2016. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Collaboration revenue - related party (1)	$3,015	$3,014	$23,015	$3,056	$32,100
Total operating expenses	28,905	31,430	30,329	32,831	123,495
Loss from operations	(25,890)	(28,416)	(7,314)	(29,775)	(91,395)
Net loss	(25,474)	(28,018)	(6,935)	(28,953)	(89,380)
Net loss per share applicable to common stockholders - basic and diluted	$(0.63)	$(0.69)	$(0.17)	$(0.72)	$(2.21)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Collaboration revenue - related party (1)	$2,710	$3,004	$13,015	$3,037	$21,766
Total operating expenses	22,626	31,144	32,110	28,725	114,605
Loss from operations	(19,916)	(28,140)	(19,095)	(25,688)	(92,839)
Net loss	(19,704)	(27,913)	(18,688)	(25,274)	(91,579)
Net loss per share applicable to common stockholders - basic and diluted	$(0.50)	$(0.70)	$(0.46)	$(0.63)	$(2.30)

(1)

In January 2016, the Company entered into a Collaboration and License Agreement with NHS for the development and commercialization of certain of its product candidates. In exchange for the license, NHS paid the Company an upfront cash payment of $120,000, which the Company received in February 2016 and is being recognized as revenue over the ten year performance period. During the quarter ended September 30, 2016, the Company received $10,000 from NHS related to achievement of a milestone within this agreement, which was recognized in full as related party collaboration revenue during 2016. During the quarter ended September 30, 2017, the Company received $20,000 from NHS related to achievement of a milestone within this agreement, which was recognized in full as related party collaboration revenue during 2017.

14.	Related Party Transactions

In October 2010, the Company entered into a services agreement with Flagship Ventures Management, Inc., an affiliate of one of its stockholders (and now known as Flagship Pioneering), Flagship Venture Funds, to provide general and administrative services to the Company, including the employer portions of employee health and dental benefit plans for Seres Therapeutics employees and consulting services. The Company made payments under the agreement of $17 and $502 during the years ended December 31, 2016 and 2015, respectively. There were no payments made during the year ended December 31, 2017. There were no amounts due to Flagship Pioneering related to the services agreement as of December 31, 2017 and 2016.

As described in Note 9, in January 2016 the Company entered into a License Agreement with NHS for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. NHS is a related party since NHS is an affiliate of Nestlé Health Science, one of the Company’s significant stockholders. During the year ended December 31, 2017, the Company recognized $32,100 of related party revenue associated with the License Agreement. As of December 31, 2017, there was $96,926 of deferred revenue related to the License Agreement, which is classified as current or non-current in the consolidated balance sheets. The Company has made no payments to NHS during the year ended December 31, 2017. There is $510 due from NHS as of December 31, 2017 for the reimbursement of development costs, which is classified as other current assets in the Company’s consolidated balance sheet.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

15.	401(k) Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2016, the Company has elected to match 50% of the first 6% of an employee’s deferral. Company contributions are expensed in the year for which they are declared. During the year ended December 31, 2017, the Company recorded expense of $484 for 401(k) match contributions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERES THERAPEUTICS, INC.

Date: March 8, 2018	By:	/s/ Roger J. Pomerantz
Roger J. Pomerantz
President, Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Roger J. Pomerantz	President, Chief Executive Officer	March 8, 2018
Roger J. Pomerantz, M.D.	and Chairman of the Board
(principal executive officer)

/s/ Eric D. Shaff	Chief Operating and Financial Officer and	March 8, 2018
Eric D. Shaff	Executive Vice President (principal
financial and accounting officer)

/s/ Noubar B. Afeyan	Director	March 8, 2018
Noubar B. Afeyan, Ph.D.

/s/ Dennis Ausiello	Director	March 8, 2018
Dennis Ausiello, M.D.

/s/ Willard Dere	Director	March 8, 2018
Willard Dere

/s/ Grégory Behar	Director	March 8, 2018
Grégory Behar

/s/ Kurt C. Graves	Director	March 8, 2018
Kurt C. Graves

/s/ Richard N. Kender	Director	March 8, 2018
Richard N. Kender

/s/ Lorence H. Kim	Director	March 8, 2018
Lorence H. Kim, M.D.