Form 10-Q
period 2018-03-31
Seres Therapeutics, Inc.
filed 2018-05-09
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 3, 2018, the registrant had 40,652,668 shares of common stock, $0.001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$47,194	$36,088
Investments	75,000	113,895
Prepaid expenses and other current assets	4,260	5,095
Total current assets	126,454	155,078
Property and equipment, net	31,466	32,931
Restricted cash	1,513	1,513
Total assets	$159,433	$189,522
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,418	$7,033
Accrued expenses and other current liabilities	11,873	12,513
Deferred revenue - related party	17,859	12,079
Total current liabilities	35,150	31,625
Lease incentive obligation, net of current portion	8,554	8,989
Deferred rent	2,234	2,233
Deferred revenue, net of current portion - related party	102,333	84,847
Other long-term liabilities	1,129	1,129
Total liabilities	149,400	128,823
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2018 and December 31, 2017; no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2018 and December 31, 2017; 40,652,668 and 40,571,015 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	40	40
Additional paid-in capital	328,446	324,376
Accumulated other comprehensive loss	(106)	(146)
Accumulated deficit	(318,347)	(263,571)
Total stockholders’ equity	10,033	60,699
Total liabilities and stockholders’ equity	$159,433	$189,522

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Revenue:
Collaboration revenue - related party	$3,766	$3,015
Grant revenue	205	—
Total revenue	3,971	3,015
Operating expenses:
Research and development expenses	23,460	20,143
General and administrative expenses	8,777	8,762
Total operating expenses	32,237	28,905
Loss from operations	(28,266)	(25,890)
Other income (expense):
Interest income (expense), net	347	416
Total other income (expense), net	347	416
Net loss	$(27,919)	$(25,474)
Net loss per share attributable to common stockholders, basic and diluted	$(0.69)	$(0.63)
Weighted average common shares outstanding, basic and diluted	40,628,434	40,368,536
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax of $0	$40	$(2)
Total other comprehensive income (loss)	40	(2)
Comprehensive loss	$(27,879)	$(25,476)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(27,919)	$(25,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,236	4,279
Depreciation and amortization expense	1,941	1,730
Non-cash interest expense	—	3
Accretion of discount on investments	(50)	(59)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	835	(62)
Deferred revenue	(3,592)	(3,015)
Accounts payable	(1,426)	(1,916)
Accrued expenses and other current liabilities	(788)	(1,135)
Net cash used in operating activities	(26,763)	(25,649)
Cash flows from investing activities:
Purchases of property and equipment	(953)	(2,247)
Purchases of investments	(5,270)	(22,513)
Sales and maturities of investments	44,257	37,751
Net cash provided by investing activities	38,034	12,991
Cash flows from financing activities:
Proceeds from exercise of stock options and common stock warrants	32	19
Payments of employee tax obligations related to vesting of restricted stock units	(197)	—
Net cash (used in) provided by financing activities	(165)	19
Net increase (decrease) in cash, cash equivalents and restricted cash	11,106	(12,639)
Cash, cash equivalents and restricted cash at beginning of period	37,601	55,939
Cash, cash equivalents and restricted cash at end of period	$48,707	$43,300
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$393	$349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(Unaudited)

1.	Nature of the Business and Basis of Presentation

Seres Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in October 2010 under the name Newco LS21, Inc. In October 2011, the Company changed its name to Seres Health, Inc., and in May 2015, the Company changed its name to Seres Therapeutics, Inc. The Company is a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to restore health by repairing the function of a dysbiotic microbiome. The Company’s lead product candidate, SER-109, is designed to prevent further recurrences of Clostridium difficile infection (“CDI”), a debilitating infection of the colon, and, if approved by the U.S. Food and Drug Administration (“FDA”), could be a first-in-field oral microbiome drug. The Company’s second product candidate, SER-287, is being developed to treat inflammatory bowel disease (“IBD”) including ulcerative colitis (“UC”).  The Company is also developing SER-401, a microbiome therapeutic candidate for use with checkpoint inhibitors (“CPI’s”) in patients with solid tumors. In addition, using its microbiome therapeutics platform, the Company is developing product candidates to treat diseases where the microbiome is implicated, including SER-262, a rationally designed product candidate, to prevent an initial recurrence of primary CDI, SER-301, a rationally designed IBD product candidate, and SER-155, a rationally designed product candidate to prevent infections and improve gastrointestinal barrier function (including the consequences of graft versus host disease) in patients following allogeneic hematopoietic stem cell transplants or solid organ transplants. The Company is also using its microbiome therapeutics platform to conduct research on various indications, including: infectious diseases, metabolic diseases, and inflammatory and immune diseases, including immuno-oncology.

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

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The Company has experienced negative cash flows and had an accumulated deficit of $318,347 and $263,571 as of March 31, 2018 and December 31, 2017, respectively. For the three months ended March 31, 2018, the Company incurred a loss of $27,919 and used $26,763 of cash in operations.  The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. The Company expects that its cash, cash equivalents and investments at March 31, 2018 of $122,194 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

The Company is eligible to receive contingent milestone payments under its license and collaboration agreement with Nestec Ltd. (“NHS”), an affiliate of Nestlé Health Science US Holdings, Inc., a significant stockholder of the Company, if certain development milestones are achieved. However, these milestones are uncertain and there is no assurance that the Company will receive any of them.  Until such time, if ever, as the Company can generate substantial product revenue, the Company will finance its cash needs through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties. The Company may not be able to obtain funding on acceptable terms, or at all. If the Company is unable to raise additional funds as and when needed, it would have a negative impact on the Company’s financial condition, which may require the Company to delay, reduce or eliminate certain research and development activities and reduce or eliminate discretionary operating expenses, which could constrain the Company’s ability to pursue its business strategies.

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on March 8, 2018.

The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The condensed consolidated balance sheet at December 31, 2017 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position as of March 31, 2018 and consolidated results of operations for the three months ended March 31, 2018 and its cash flows for the three months ended March 31, 2018 and 2017. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

2.	Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2018 except for the adoption of the new revenue standard discussed in Note 8, Collaboration Revenue.

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

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2018	2017
Stock options to purchase common stock	7,498,791	6,251,352
Unvested restricted stock units	302,665	405,200
	7,801,456	6,656,552

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies how a company identifies promised goods or services and clarifies whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. In December 2016 the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance issued in ASU 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples.  ASU 2016-08, ASU 2016-10 and ASU 2016-12 have the same effective dates and transition requirements as ASU 2014-09, all of which collectively are herein referred to as “ASC 606.” The Company has adopted this standard as of the required effective date of January 1, 2018. using the modified retrospective transition method.  See Note 8, “Collaboration Revenue,” for discussion of the impact of adoption of this standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), (“ASU 2016-02”), which establishes principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842), or ASU 2018-01, which adds two practical expedients to the new lease guidance. ASU 2018-1 is effective for the Company for annual periods beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The Company is currently in the process of evaluating the impact of the guidance on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments. This standard addresses specific cash flow issues with the objective of reducing existing diversity in practice in how certain cash receipts and cash payments are presented in the statement of cash flows. The standard was effective for the Company on January 1, 2018.  The Company adopted this standard as of the required effective date of January 1, 2018. The adoption of this standard did not have any impact on the Company’s financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash.  The new standard requires restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The new standard was effective for the Company on January 1, 2018. The Company adopted the new standard as of the required effective date of January 1, 2018 and will reflect the adoption retrospectively to all periods presented. The Company’s statements of cash flows includes restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on such statements. A reconciliation of the cash, cash equivalents, and restricted cash reported within the balance sheet that sum to the total of the same amounts shown in the statement of cash flows is as follows:

	March 31,	December 31,	March 31,	December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$47,194	$36,088	$41,899	$54,539
Restricted cash	1,513	1,513	1,401	1,400
Total cash, cash equivalents and restricted cash as shown in the statement of cash flows	$48,707	$37,601	$43,300	$55,939

3.Fair Value Measurements

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

The following table presents information about the Company’s assets as of March 31, 2018 and December 31, 2017 that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (note there were no liabilities measured at fair value on a recurring basis in either of the periods presented):

	Fair Value Measurements as of March 31, 2018 Using:
	Level 1	Level 2	Level 3	Not Subject to Leveling (1)	Total
Assets:
Cash Equivalents	$—	$750	$—	$39,061	$39,811
Investments:
Commercial Paper	$—	$7,707	$—	$—	$7,707
Certificates of Deposit	—	6,570	—	—	6,570
Corporate Bonds	—	37,799	—	—	37,799
Government Securities	—	10,476	—	—	10,476
Treasury Bonds	—	12,448	—	—	12,448
	$—	$75,750	$—	$39,061	$114,811

(1) Certain cash equivalents and investments that are valued using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

	Fair Value Measurements as of December 31, 2017 Using:
	Level 1	Level 2	Level 3	Not Subject to Leveling (1)	Total
Assets:
Cash Equivalents	$—	$—	$—	$25,964	$25,964
Investments:
Commercial Paper	$—	$6,198	$—	$—	$6,198
Certificates of Deposit	—	8,916			8,916
Corporate Bonds	—	58,865	—	—	58,865
Government Securities	—	22,954	—	—	22,954
Treasury Bonds	—	16,962	—	—	16,962
	$—	$113,895	$—	$25,964	$139,859

(1) Certain cash equivalents and investments that are valued using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

As of March 31, 2018, the Company’s cash equivalents, which were invested in money market funds and corporate bonds with original maturities of less than 90 days from the date of purchase, were valued based on Level 2 inputs.

As of December 31, 2017, the Company’s cash equivalents consisted of money market funds and corporate bonds with original maturities of less than 90 days from the date of purchase and were valued based on Level 2 inputs.

The fair value of the Company’s investments, which consisted of commercial paper, certificates of deposit, corporate bonds, government securities and treasury bonds as of March 31, 2018 and December 31, 2017 were determined using Level 2 inputs. During the three months ended March 31, 2018 there were no transfers between Level 1, Level 2 and Level 3.

4.	Investments

As of March 31, 2018 and December 31, 2017, the fair value of available-for-sale investments by type of security was as follows:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial Paper	$7,707	$—	$—	$7,707
Certificates of Deposit	6,570	—	—	6,570
Corporate Bonds	37,849	—	(50)	37,799
Government Securities	10,498	—	(22)	10,476
Treasury Bonds	12,480	—	(32)	12,448
	$75,104	$—	$(104)	$75,000

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial Paper	$6,198	$—	$—	$6,198
Certificates of Deposit	8,916	—	—	8,916
Corporate Bonds	58,937	—	(72)	58,865
Government Securities	22,997	—	(43)	22,954
Treasury Bonds	16,992	—	(30)	16,962
	$114,040	$—	$(145)	$113,895

Investments with original maturities of less than 90 days are included in cash and cash equivalents on the consolidated balance sheets and are not included in the table above. Investments with maturities of less than 12 months are considered current and those investments with maturities greater than 12 months are considered non-current.

All investments with unrealized losses at March 31, 2018 have been in a loss position for less than 12 months or the loss is not material and temporary in nature. The Company does not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.

5.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2018	December 31, 2017
Laboratory equipment	$13,489	$13,181
Computer equipment	2,852	2,832
Furniture and office equipment	1,033	1,033
Leasehold improvements	27,977	27,963
Construction in progress	495	361
	45,846	45,370
Less: Accumulated depreciation and amortization	(14,380)	(12,439)
	$31,466	$32,931

Depreciation and amortization expense was $1,941 and $1,730 for the three months ended March 31, 2018 and 2017, respectively.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2018	December 31, 2017
Development and manufacturing costs	$6,494	$3,910
Payroll and payroll-related costs	2,033	4,962
Professional fees	330	344
Facility and other	3,016	3,297
	$11,873	$12,513

7.	Stockholders’ Equity Common Stock

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2017	6,125,692	$13.00	7.70	$15,808
Granted	1,511,276	10.38
Exercised	(48,053)	0.66
Forfeited	(90,124)	17.60
Outstanding as of March 31, 2018	7,498,791	$12.50	7.93	$9,989
Options vested and expected to vest as of March 31, 2018	7,498,791	$12.50	7.93	$9,989
Options exercisable as of March 31, 2018	3,767,312	$11.45	6.90	$9,897

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2018 and 2017 was $7.02 and $6.93 per share, respectively.

Restricted Stock Units

The Company has granted restricted stock units with time-based vesting conditions.  The table below summarizes the Company’s restricted stock unit activity for the three months ended March 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2017	356,778	$10.01
Granted	—	$—
Forfeited	(2,613)	$9.98
Vested	(51,500)	$9.78
Unvested restricted stock units as of March 31, 2018	302,665	$10.02

Stock-based Compensation Expense

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2018	2017
Research and development expenses	$1,928	$1,873
General and administrative expenses	2,308	2,406
	$4,236	$4,279

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company' common stock. The ESPP is qualified under Section 423 of the Internal Revenue Code. The employee's purchase price is derived from a formula based on the closing price of the common stock on the first day of the offering period versus the closing price on the date of purchase (or, if not a trading day, on the immediately preceding trading day).  The offering period under the ESPP has a duration of six months, and the purchase price with respect to each offering period beginning on or after such date is, until otherwise amended, equal to 85% of the lesser of (i) the fair market value of the Company's common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of the Company's common stock on the purchase date. The Company estimates the fair value of common stock under the ESPP using a Black-Scholes valuation model. The fair value was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions: risk-free interest rate (1.89%); expected term (0.5 years); expected volatility (65.5%); and an expected dividend yield (0%).  The Company recorded an immaterial amount of stock-based compensation expense under the ESPP for the three months ended March 31, 2018.

The total number of available ESPP shares is increased annually, beginning in 2016 and ending in 2025. The ESPP allows for share replenishment equal to the lesser of (i) 400,000 shares and (ii) 1% of the number of shares of the Company’s common stock outstanding on the last day of the preceding calendar year, or an amount determined by the Company’s Board of Directors. As of March 31, 2018, a total of 1.6 million shares were reserved and available for issuance under the ESPP.

8.	Collaboration Revenue

Adoption of ASC Topic 606, Revenue from Contracts with Customers

The Company adopted ASC 606 on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as "legacy GAAP" or the "previous guidance". The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures.

Financial Statement Impact of Adopting ASC 606

The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018, was recorded as an adjustment to accumulated deficit as of the adoption date. As a result of applying the modified retrospective method to adopt the new revenue guidance, the following adjustments were made to accounts on the condensed consolidated balance sheet as of January 1, 2018:

	As Reported at	Adjustments Due to	Balance at
	December 31, 2017	ASC 606	January 1, 2018
Deferred revenue - related party	12,079	5,339	17,418
Deferred revenue, net of current portion - related party	84,847	21,518	106,365
Accumulated deficit	(263,571)	(26,857)	(290,428)

Collaboration Revenue

The adoption of ASC 606 changed the pattern and timing of revenue recognition under the Company’s license and collaboration agreement with NHS. Under ASC 605, the upfront fee of $120,000 received by the Company in the first quarter of 2016 was deferred and recognized on a straight-line basis over the estimated performance period of 10 years. In addition, the Company recognized revenue associated with substantive development milestones not considered probable at the inception of the license and collaboration agreement with NHS in their entirety in the period in which the milestone was achieved, in accordance with FASB ASC Topic 605-28, Revenue Recognition-Milestone Method.

Under ASC 606, the Company recognizes revenue using the cost-to-cost method which best depicts the transfer of control to the customer. Under the cost-to-cost method, the extent of progress towards completion is measured based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the identified performance obligation. Under this method, revenue will be recorded as a percentage of the estimated transaction price based on the extent of progress towards completion. The estimate of the Company’s measure of progress and estimate of transaction price will be updated at each reporting date, as a change in estimate, and will require judgement. The amount of consideration allocated to satisfied performance obligations, based on the Company’s measure of progress will be recognized immediately on a cumulative catch-up basis, resulting in an adjustment to revenue in the period of change. The amount related to the unsatisfied portion will be recognized as that portion is satisfied over time.  In addition, substantive development milestones, which were previously recognized in the period when the milestone was achieved, will be recognized over the remaining performance period under ASC 606. As the adoption method does not result in a recast of the prior year consolidated financial statements, ASC 606 requires the Company to provide additional disclosures during the year of adoption of the amount by which each financial statement line item is affected by adoption of the new standard and explanations of the reasons for significant changes.

We do not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less or the amount is immaterial. At March 31, 2018, we have not capitalized any costs to obtain any of our contracts.

Income Taxes

The adoption of ASC 606 resulted in an increase to deferred revenue, which in turn generated an additional deferred tax asset that increased the Company’s net deferred tax asset position. As the Company fully reserves its net deferred tax assets, the impact was offset by the valuation allowance.

Impact of New Revenue Guidance on Financial Statement Line Items

The following table compares the reported condensed consolidated balance sheet, statement of operations and cash flows, as of and for the three months ended March 31, 2018, to the pro-forma amounts had the previous guidance (ASC 605) been in effect:

	As of March 31, 2018
	As Reported under ASC 606	Pro forma as if accounted for under ASC 605
Deferred revenue - related party	17,859	12,097
Deferred revenue, net of current portion - related party	102,333	81,945
Accumulated deficit	(318,347)	(292,197)

Total reported liabilities were $26,150 greater as reported under ASC 606 than would have been reported under ASC 605 as of March 31, 2018. This change consists of a $20,388 increase in deferred revenue, net of current portion, related party, and a $5,762 increase in deferred revenue - related parties.

	Three Months Ended March 31, 2018
	As Reported under ASC 606	Pro forma as if accounted for under ASC 605
Collaboration revenue - related party	$3,766	$3,059
Loss from operations	(28,266)	(28,973)
Net loss	$(27,919)	$(28,626)
Net loss per share attributable to common stockholders, basic and diluted	$(0.69)	$(0.70)

Collaboration revenue – related party increased by approximately $707 as reported under ASC 606 when compared to what would have been reported under ASC 605 for the three months ended March 31, 2018.

	Three Months Ended March 31, 2018
	As Reported under ASC 606	Pro forma as if accounted for under ASC 605
Net loss	$(27,919)	$(28,626)
Deferred revenue	(3,592)	(2,885)

The adoption of ASC 606 resulted in a $707 decrease in net loss for the period, due to a corresponding increase in revenue. This was offset by an increase of $707 in the change in deferred revenue for the quarter.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Collaboration Revenue

The Company currently generates its revenue through a collaboration and license agreement for the development and commercialization of product candidates. The collaboration and license agreement is within the scope of ASC 606.

In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under the agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligation(s); and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.  As part of the accounting for an arrangement that contains multiple performance obligations, the Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the contract.  The Company uses key assumptions to determine the stand-alone selling price, which may include market conditions, reimbursement rates for personnel costs, development timelines and probabilities of regulatory success.

Licenses of intellectual property:   If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.  For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees.  The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone Payments:  At the inception of each arrangement that includes developmental and regulatory milestone payments, the Company evaluates whether the achievement of each milestone specifically relates to the Company’s efforts to satisfy a performance obligation or transfer a distinct good or service within a performance obligation. If the achievement of a milestone is considered a direct result of the Company’s efforts to satisfy a performance obligation or transfer a distinct good or service and the receipt of the payment is based upon the achievement of the milestone, the associate milestone value is allocated to that distinct good or service and revenue is recognized in the period in which the milestone is achieved. If the milestone payment is not specifically related to the Company’s effort to satisfy a performance obligation or transfer a distinct good or service, the Company evaluates the milestone to determine whether the milestone is considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price to be allocated.  At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall allocation.  Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and earnings in the period of adjustment.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Transaction Price Allocated to Future Performance Obligations

Remaining performance obligations represents the transaction price of contracts for which work has not been performed (or has been partially performed) and excludes unexercised contract options.  As of March 31, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligation was approximately $151,000.

Contract Balances from Contracts with Customers

The following table presents changes in the Company’s contract assets and contract liabilities during the three months ended March 31, 2018 and 2017 (in thousands):

	Balance as of January 1, 2018	Additions	Deductions	Balance as of March 31, 2018
Three months ended March 31, 2018
Contract assets	510	175	(510)	175
Contract liabilities:
Deferred revenue	123,783	175	(3,766)	120,192

	Balance as of January 1, 2017	Additions	Deductions	Balance as of March 31, 2017
Three months ended March 31, 2017
Contract assets	306	—	(8)	298
Contract liabilities:
Deferred revenue	108,814	—	(3,015)	105,799

During the three months ended March 31, 2018 and 2017, we recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	3,766	3,015

The timing of revenue recognition, billings and cash collections results in contract assets and contract liabilities on the consolidated balance sheets.

When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Contract liabilities are recognized as revenue after control of the products or services is transferred to the customer and all revenue recognition criteria have been met.

License and Collaboration Arrangements

In January 2016, the Company entered into the Collaboration and License Agreement (“License Agreement”) with NHS for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. The License Agreement supports the development of the Company’s portfolio of products for CDI and IBD in markets outside of the United States and Canada (the “Licensed Territory”). The Company has retained full commercial rights to its entire portfolio of product candidates with respect to the United States and Canada.

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

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty NHS, is a customer. The Company identified the following promises under the contract: (i) a license to develop and commercialize the NHS Collaboration Products in the Licensed Territory, (ii) obligation to perform research and development services, (iii) participation on a joint steering committee, and (iv) manufacturing services to provide clinical supply to complete future clinical trials. In addition, the Company identified a contingent obligation to perform manufacturing services to provide commercial supply if commercialization occurs, which is contingent upon regulatory approval. This contingent obligation has been excluded from allocation performed at the inception of the arrangement. The Company assessed the promised goods and services to determine if they are distinct. Based on this assessment, the Company determined that the promised goods and services do not have standalone value and are highly interrelated. Accordingly, the promised goods and services represent one performance obligation.

At contract inception, the Company determined that the $120,000 non-refundable upfront amount constituted the entirety of the consideration to be included in the transaction price as the development, regulatory, and commercial milestones were fully constrained. During the year ended December 31, 2016, the Company received $10,000 from NHS in connection with the initiation of the Phase 1b study for SER-262 in CDI. During the year ended December 31, 2017, the Company received $20,000 from NHS in connection with the initiation of the Phase 3 study for SER-109.  The transaction price as of January 1, 2018 was approximately $151,000. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to NHS and therefore have also been excluded from the transaction price.

The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During the three months ended March 31, 2018 and 2017, the Company recognized $3,766 and $3,015, respectively, of related party revenue (see Note 12 “Related Party Transactions”) associated with the License Agreement. As of March 31, 2018, there was $120,192 of deferred revenue related to the License Agreement, which is classified as current or non-current in the consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next 12 months. All costs associated with the License Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

9.	Income Taxes

The Company did not provide for any income taxes for the three-month period ended March 31, 2018 or 2017.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of March 31, 2018 and December 31, 2017. Management reevaluates the positive and negative evidence at each reporting period.

As of March 31, 2018 and December 31, 2017, the Company had no accrued interest or tax penalties recorded. The Company files income tax returns in the U.S. and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2012. However, to the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated my still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent it is utilized in a future period. There are no currently ongoing or pending examinations in any jurisdictions.

As disclosed in the Company’s 2017 Form 10-K, the Company recorded the tax effects of the 2017 Tax Cuts and Jobs Act (TCJA) based on provisional amounts permitted in accordance with Staff Accounting Bulletin No. 118. The Company is still analyzing certain aspects of the TCJA and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts, but the Company does not expect there to be a material change in the estimates.

10.	Commitments and Contingencies

Leases

On November 11, 2015, the Company entered into a non-cancelable property lease with BMR-Sidney Research Campus LLC (“BMR”) for 83,396 square feet of office, laboratory and pilot manufacturing space at 200 Sidney Street, Cambridge, Massachusetts. The lease term commenced in March 2016 and ends in November 2023. The Company has the option to extend the lease twice, each for a five-year period. The Company moved its corporate headquarters to this location in April 2016. BMR has contributed a total of $12,509 toward the cost of tenant improvements.  BMR’s contributions toward the cost of tenant improvements is recorded as a lease incentive obligation on the Company’s consolidated balance sheet. The lease incentive obligation is amortized to the Company’s consolidated statement of operations as reductions to rent expense over the lease term. As of March 31, 2018, the Company has recorded a lease incentive obligation of $9,870.  During the three months ended March 31, 2018, the Company amortized $441 of this lease incentive obligation as a reduction to rent expense.

During the three months ended March 31, 2018 and 2017, the Company recognized $1,099 and $1,099 respectively, of rental expense related to office and laboratory space.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2018 or December 31, 2017.

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

On March 30, 2018, the U.S. District Court for the District of Massachusetts granted the Company’s motion to dismiss the a putative class action lawsuit filed September 28, 2016, entitled Mazurek v. Seres Therapeutics, Inc., et.al., alleging violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, by making allegedly false and misleading statements and omissions about the Company’s clinical trials for its product candidate SER-109 in the Company’s public disclosures between June 25, 2015 and July 29, 2016.

The Company has not accrued any liabilities related to legal contingencies in its consolidated financial statements as of March 31, 2018 or December 31, 2017.

11.	Related Party Transactions

As described in Note 8, in January 2016 the Company entered into a License Agreement with NHS for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. NHS is a related party since NHS is an affiliate of Nestlé Health Science, one of the Company’s significant stockholders. During the three months ended March 31, 2018 and 2017, the Company recognized $3,766 and $3,015 of related party revenue associated with the License Agreement. As of March 31, 2018, there was $120,192 of deferred revenue related to the License Agreement, which is classified as current or non-current in the consolidated balance sheets. The Company has made no payments to NHS during the three months ended March 31, 2018. There is $175 due from NHS as of March 31, 2018 for the reimbursement of development costs, which is classified as other current assets in the Company’s consolidated balance sheet.

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

All of our product candidates other than SER-109, SER-262 and SER-287 are still in pre-clinical or research development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss was $27.9 million for the three months ended March 31, 2018. As of March 31, 2018, we had an accumulated deficit of $318.3 million.

In June 2017 we initiated a Phase 3 clinical study of SER-109 in approximately 320 patients with multiply recurrent CDI. Based on analysis of the available clinical, microbiome, and chemistry, manufacturing and control data from our Phase 1b/2 and Phase 2 clinical studies of SER-109, diagnosis of CDI for both study entry and for endpoint analysis will be confirmed by C. difficile cytotoxin assay, rather than polymerase chain reaction, or PCR, which was used in the prior studies. Patients in the SER-109 arm will receive a total SER-109 dose, administered over three days, approximately 10-fold higher than the dose used in the Phase 2 clinical study. The study will evaluate patients for 24 weeks and the primary endpoint will compare the CDI recurrence rate in subjects who receive SER-109 verses placebo at up to eight weeks after dosing.

On October 2, 2017, we announced positive topline results from our Phase 1b clinical trial of SER-287 in patients with UC. The SER-287 Phase 1b study, a randomized, double-blinded, placebo-controlled, multiple-dose, induction study enrolled 58 patients at 20 sites across the United States with active mild-to-moderate UC, with Total Modified Mayo scores of 4 to 10. Study subjects exhibited pre-study disease activity despite use of current therapies in a majority of subjects, which included 5-amino-salacylic acid, low dose corticosteroids, or immunomodulatory therapy.  Evaluation of SER-287 safety and tolerability was a primary study endpoint and study results demonstrated no drug-related serious adverse events and no imbalance in adverse events in SER-287-treated patients as compared to patients treated with placebo.

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

In July 2016, we initiated a Phase 1b dose-escalating study for SER-262, the first clinical, rationally designed ecology of spore forming bacteria designed to be used following antibiotic treatment for primary CDI to prevent an initial recurrence of CDI. Based on our metagenomics expertise, proprietary in silico algorithms, extensive proprietary bacterial library, and advanced manufacturing capabilities, we believe we can rationally design microbiome therapeutic candidates for specific target indications, which we believe will have several advantages, including scaling up manufacturing to meet global demand in a reliable and reproducible manner and a competitive advantage in developing microbiome therapeutics. SER-262, available in oral capsule form, is derived from a manufacturing process that does not require human donor material. SER-262 contains a consortium of 12 bacterial strains in spore form constructed from strains from our microbiome strain library via in vitro fermentation.

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

The primary endpoints of the study are to evaluate the safety and tolerability of SER-262 and to compare the CDI recurrence rate between the SER-262 and placebo groups at up to eight weeks post-dosing. A secondary endpoint is the analysis of the SER-262 bacterial strain engraftment in patient microbiomes. As of now, we have received unblinded clinical data on all but the final 1x108 multiple dose cohort, which continues to enroll subjects.  No drug-related serious adverse events were observed in these first seven cohorts.  No relevant differences were observed in the relative risk of recurrence rates in patients administered SER-262 as compared to placebo. However, this small, first-in-human, Phase 1b study was not powered to detect a statistically significant difference in recurrence rates compared to placebo. A small group of placebo patients were included in this study and, in that group, no recurrences were observed in the seven cohorts analyzed clinically. In addition, there was a measurable difference in recurrence rates in patients treated with Vancomycin and SER-262, as compared to those treated with Metronidazole and SER-262 (4% versus 31%, respectively).  This difference was statistically significant with a p-value of 0.0049.  The medical literature suggests a recurrence rate of about 25% in patients treated solely with vancomycin for primary CDI.

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

Our expenses may increase substantially in connection with our ongoing and planned activities, particularly as we:

•	continue the clinical development of SER-109, our lead product candidate, in the Phase 3 clinical study;
•	continue the clinical development of SER-287 for the treatment of UC and potential other studies of IBD;
•	advance the pre-clinical development of SER-401, a microbiome therapeutic candidate for use with checkpoint inhibitors (CPIs) in patients with solid tumors;
•	continue the clinical development of SER-262 to be used following antibiotic treatment of primary CDI to reduce recurrence after the initial episode of CDI;
•	conduct research and continue pre-clinical development of additional microbiome therapeutic candidates, including SER-155 and SER-301, our rationally designed IBD product candidate;
•	make strategic investments in manufacturing capabilities;
•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	perform our obligations under the license and collaboration agreement with Nestec Ltd., or NHS;
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges; and
•	seek to obtain regulatory approvals for our product candidates.

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

In January 2016, we entered into a Collaboration and License Agreement, or the License Agreement, with NHS, for the development and commercialization of certain of our product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. The License Agreement supports the development of our portfolio of products for CDI and IBD in markets outside of the United States and Canada, or the Licensed Territory, and is expected to provide financial support for our ongoing research and development. We have retained full commercial rights to our entire portfolio of product candidates with respect to the United States and Canada, where we plan to build our own commercial organization.

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

In exchange for the license, NHS made an upfront cash payment of $120.0 million to us in February 2016. NHS has also agreed to pay us tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of NHS Collaboration Products in the Licensed Territory. Additionally, NHS has agreed to pay us up to $660 million for the achievement of certain development and regulatory milestones and up to an aggregate of $1.125 billion for the achievement of certain commercial milestones related to the sales of NHS Collaboration Products.  We received a $10.0 million milestone payment in 2016 associated with the planned initiation of a Phase 1b study for SER-262 in CDI. In June 2017, we initiated a Phase 3 clinical study of SER-109 (ECOSPOR III) in patients with multiply recurrent CDI. In July 2017, we recorded revenue of $20.0 million based on the achievement of this milestone under the License Agreement. The full potential value of the upfront payment and milestone payments payable by NHS is over $1.9 billion, assuming all products receive regulatory approval and are successfully commercialized. NHS is also obligated to pay some of the costs related to our clinical trials. See “—Liquidity and Capital Resources.”

We expect that our existing cash, cash equivalents and investments, will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the financials. See “—Liquidity and Capital Resources.”

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

Our primary focus of research and development since inception has been on our microbiome therapeutics platform and the subsequent development of SER-109, SER-262, SER-287, SER-301, SER-401 and SER-155. Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to investigators, consultants, CROs in connection with our pre-clinical studies and clinical trials, lab supplies and consumables, and regulatory fees. We do not allocate employee-related costs and other indirect costs to specific research and development programs because these costs are deployed across multiple product programs under development and, as such, are classified as costs of our microbiome therapeutics platform research, along with external costs directly related to our microbiome therapeutics platform.

The table below summarizes our research and development expenses incurred on our platform and by product development program for those that have begun clinical development.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Microbiome therapeutics platform	$15,084	$15,270
SER-109	6,144	2,748
SER-262	842	1,059
SER-287	1,390	1,066
Total research and development expenses	$23,460	$20,143

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

Research and development expenses of $23.5 million for the three months ended March 31, 2018 were comprised of $1.9 million in external services, $6.9 million in clinical and manufacturing costs, and $14.6 million in other costs.

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

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in the three month periods ended March 31, 2018 or 2017.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report on Form 10-K during the three months ended March 31, 2018 except for the adoption of the new revenue standard discussed in Footnote 8, Collaboration Revenue.

Results of Operations

Comparison of Three Months Ended March 31, 2018 and 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$3,766	$3,015	$751
Grant Revenue	205	—	205
Total revenue	3,971	3,015	956
Operating expenses:
Research and development	23,460	20,143	3,317
General and administrative	8,777	8,762	15
Total operating expenses	32,237	28,905	3,332
Loss from operations	(28,266)	(25,890)	(2,376)
Other income (expense):
Interest income (expense), net	347	416	(69)
Total other income (expense), net	347	416	(69)
Net loss	$(27,919)	$(25,474)	$(2,445)

Revenue

Total revenue was $4.0 million and $3.0 million for the three months ended March 31, 2018 and 2017, respectively. The revenue for both periods principally relates to the recognition of amounts received under the License Agreement.  The increase is mainly due to the adoption of ASU 2016-08, Revenue from Contracts with Customers (Topic 606), described in detail in Note 8.

Research and Development Expenses

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Microbiome therapeutics platform	$15,084	$15,270	$(186)
SER-109	6,144	2,748	3,396
SER-262	842	1,059	(217)
SER-287	1,390	1,066	324
Total research and development expenses	$23,460	$20,143	$3,317

Research and development expenses were $23.5 million for the three months ended March 31, 2018, compared to $20.1 million for the three months ended March 31, 2017. The increase of $3.3 million was due primarily to the following:

•

a decrease of $0.2 million in research expenses related to our microbiome therapeutics platform, due primarily to a decrease in IT expenses of $0.2 million and a decrease in payroll and consultant costs of $0.1 million, partially offset by an increase in facilities and depreciation charges of $0.2 million;

•

an increase of $3.4 million in expenses related to our SER-109 program, due primarily to an increase in clinical trial costs of $3.0 million, an increase in contract manufacturing costs of $0.4 million, and partially offset by a decrease in lab other consulting costs of $0.1 million;

•

a decrease of $0.2 million in expenses for our SER-262 program primarily driven by a decrease in clinical trial costs of $0.1 million, and decrease in lab supply costs of $0.2 million, and partially offset by an increase in other consulting costs of $0.1 million; and

•

an increase of $0.3 million in expenses for our SER-287 program primarily driven by an increase in sequencing costs of $0.2 million, an increase in animal study costs of $0.2 million, an increase in lab supply costs of $0.1 million, and partially offset by a $0.2 million decrease in clinical trial costs.

General and Administrative Expenses

	Three Months Ended March 31,
	2018	2017	Change
	(in thousands)
Personnel related (including stock-based compensation)	$4,627	$4,631	$(4)
Professional fees	1,776	2,175	(399)
Facility-related and other	2,374	1,956	418
Total general and administrative expenses	$8,777	$8,762	$15

General and administrative expenses were $8.8 million for the three months ended March 31, 2018, compared to $8.8 million for the three months ended March 31, 2017. The increase of less than $0.1 million was primarily due to the following:

•	a decrease in professional fees of $0.4 million due to a decrease in legal and accounting costs of $0.4 million; and
•

an increase in facility costs of $0.4 million primarily due to a $0.7 million increase in IT-related expenses and a $0.1 million increase in depreciation and rent expenses, partially offset by a $0.3 million decrease in office-related expenses.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2018 and 2017 was $0.3 million and $0.4 million, respectively, and is primarily due to interest income from investing activities.

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

As of March 31, 2018, we had cash, cash equivalents and investments totaling $122.2 million and an accumulated deficit of $318.3 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash used in operating activities	$(26,763)	$(25,649)
Cash provided by investing activities	38,034	12,991
Cash provided by (used in) financing activities	(165)	19
Net increase (decrease) in cash, cash equivalents and restricted cash	$11,106	$(12,639)

Operating Activities

During the three months ended March 31, 2018, operating activities used $26.8 million of cash, primarily due to a net loss of $27.9 million and cash used from changes in our operating assets and liabilities of $5.0 million, partially offset by non-cash charges of $6.1 million.  Net cash used for changes in our operating assets and liabilities during the three months ended March 31, 2018 consisted of a decrease in accrued expenses and other current liabilities of $0.8 million, a decrease in accounts payable of $1.4 million, a decrease in deferred revenue of $3.6 million, and an increase in prepaid expenses and other current assets of $0.8 million. The decreases in accrued expenses and accounts payable were due to the timing of payments. The decrease in deferred revenue was due to the recognition of $3.7 million in collaboration revenue during the three months ended March 31, 2018.

During the three months ended March 31, 2017, operating activities used $25.6 million of cash, primarily due to a net loss of $25.5 million and cash used from changes in our operating assets and liabilities of $6.1 million, partially offset by non-cash charges of $6.0 million.  Net cash used for changes in our operating assets and liabilities during the three months ended March 31, 2017 consisted of a $1.1 million decrease in accrued expenses and other current liabilities, a decrease in accounts payable of $1.9 million, and a decrease in deferred revenue of $3.0 million. The decreases in accrued expenses and accounts payable were due to the timing of payments. The decrease in deferred revenue was due to the recognition of revenue under the License Agreement over the estimated performance period of 10 years.

Investing Activities

During the three months ended March 31, 2018, net cash provided by investing activities was $38.0 million, consisting of sales and maturities of investments of $44.3 million. The increase was partially offset by purchases of investments of $5.3 million and purchases of property and equipment of $1.0 million.

During the three months ended March 31, 2017, net cash provided by investing activities was $13.0 million, consisting of sales and maturities of investments of $37.8 million. The increase was partially offset by purchases of investments of $22.5 million and purchases of property and equipment of $2.2 million.

Financing Activities

During the three months ended March 31, 2018, net cash used by financing activities was $0.2 million in connection with payments for employee tax obligations relating to vesting of restricted stock units and partially offset by the exercise of options to purchase our common stock.

During the three months ended March 31, 2017, net cash provided by financing activities was less than $0.1 million in connection with the exercise of options to purchase our common stock.

Funding Requirements

Our expenses may increase substantially in connection with our ongoing development activities and our research and development activities. In addition, we expect to continue to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

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

We continue to expect that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the financials. This estimate excludes net cash flows from future business development activities. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Because of the numerous risks and uncertainties associated with the development of SER-109, SER-287 and SER-262 or our follow-on programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments was included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2018, our cash, cash equivalents and investments consisted of cash, money market accounts, and investments in corporate bonds, commercial paper, certificates of deposit, treasury bonds, and government securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Operating and Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Operating and Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Shareholder Litigation

On March 30, 2018, the U.S. District Court for the District of Massachusetts granted our motion to dismiss the putative class action lawsuit filed on September 28, 2016, entitled Mazurek v. Seres Therapeutics, Inc., et.al., alleging violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, by making allegedly false and misleading statements and omissions about our clinical trials for our product candidate SER-109 in our public disclosures between June 25, 2015 and July 29, 2016.

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

Since inception, we have incurred significant operating losses. Our net loss was $89.4 million for the year ended December 31, 2017, and $27.9 million for the three months ended March 31, 2018. As of March 31, 2018, we had an accumulated deficit of $318.3 million. To date, we have financed our operations through the initial public offering of our common stock, private placements of our preferred stock, milestone payments under the licensing agreement with Nestec, Ltd., or NHS, and loan financing. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting pre-clinical studies and clinical trials. We have not completed development of any of our product candidates, which we call Ecobiotic microbiome therapeutics, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future.  We anticipate that our expenses may increase substantially as we:

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

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress our value and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations

We will need additional funding in order to complete development of our product candidates and commercialize our products, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

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

We have been subject to securities class action litigation and may be subject to similar or other litigation in the future, which may harm our business.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. On September 28, 2016, a purported stockholder filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts against us entitled Mariusz Mazurek v. Seres Therapeutics, Inc., et.al. alleging false and misleading statements and omissions about our clinical trials for our product candidate SER-109 in our public disclosures between June 25, 2015 and July 29, 2016. Although this lawsuit has been dismissed by the court, should we face similar or other litigation again, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business. In addition, the uncertainty of a pending lawsuit or potential filing of additional lawsuits could lead to more volatility and a reduction in our stock price.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 18.3 million shares of our common stock as of March 31, 2018 have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15

3.2	Amended and Restated Bylaws	8-K	001-37465	3.2	7/1/15

4.1	Amended and Restated Investors’ Rights Agreement, dated December 19, 2014, by and between the Registrant and each of the investors listed on Schedule A thereto	S-1	333-204484	4.1	5/27/15

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating and Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Operating and Financial Officer					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERES THERAPEUTICS, INC.

Date: May 9, 2018	By:	/s/ Eric D. Shaff
Eric D. Shaff
Chief Operating and Financial Officer and Executive Vice President (principal financial and accounting officer)