Form 10-Q
period 2018-06-30
Seres Therapeutics, Inc.
filed 2018-08-02
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 26, 2018, the registrant had 40,795,663 shares of common stock, $0.001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward looking statements are subject to numerous risks, including, without limitation, the following:

•	our status as a clinical-stage company and our expectation to incur losses in the future;
•	our future capital needs and our need to raise additional funds, including our ability to continue as a going concern;
•	our ability to build a pipeline of product candidates and develop and commercialize drugs;
•	our unproven approach to therapeutic intervention;
•	our ability to enroll patients in clinical trials, timely and successfully complete those trials and receive necessary regulatory approvals;
•	our ability to establish our own manufacturing facilities and to receive or manufacture sufficient quantities of our product candidates;
•	our ability to protect and enforce our intellectual property rights;
•	federal, state, and foreign regulatory requirements, including U.S. Food and Drug Administration regulation of our product candidates;
•	our ability to obtain and retain key executives and attract and retain qualified personnel; and
•	our ability to successfully manage our growth.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$57,960	$36,088
Investments	38,106	113,895
Prepaid expenses and other current assets	5,471	5,095
Total current assets	101,537	155,078
Property and equipment, net	29,904	32,931
Restricted cash	1,513	1,513
Total assets	$132,954	$189,522
Liabilities and Stockholders’ Equity/(Deficit)
Current liabilities:
Accounts payable	$5,158	7,033
Accrued expenses and other current liabilities	13,651	12,513
Deferred revenue - related party	17,962	12,079
Total current liabilities	36,771	31,625
Lease incentive obligation, net of current portion	8,119	8,989
Deferred Rent	2,231	2,233
Deferred revenue, net of current portion - related party	97,959	84,847
Other long-term liabilities	1,129	1,129
Total liabilities	146,209	128,823
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2018 and December 31, 2017; no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2018 and December 31, 2017; 40,754,681 and 40,571,015 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	40	40
Additional paid-in capital	332,870	324,376
Accumulated other comprehensive loss	(29)	(146)
Accumulated deficit	(346,136)	(263,571)
Total stockholders’ equity/(deficit)	(13,255)	60,699
Total liabilities and stockholders’ equity	$132,954	$189,522

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Collaboration revenue - related party	$4,271	$3,014	$8,037	$6,029
Grant revenue	341	—	546	—
Total revenue	4,612	3,014	8,583	6,029
Operating expenses:
Research and development expenses	24,053	23,060	47,513	43,203
General and administrative expenses	8,695	8,370	17,472	17,132
Total operating expenses	32,748	31,430	64,985	60,335
Loss from operations	(28,136)	(28,416)	(56,402)	(54,306)
Other income (expense):
Interest income	349	615	696	1,390
Other income (expense)	—	(217)	—	(576)
Total other income, net	349	398	696	814
Net loss	$(27,787)	$(28,018)	$(55,706)	$(53,492)
Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(0.69)	$(1.37)	$(1.32)
Weighted average common shares outstanding, basic and diluted	40,661,464	40,394,605	40,645,040	40,381,643
Other comprehensive (loss) income:
Unrealized (loss) gain on investments, net of tax of $0	$77	$(25)	$117	$(27)
Total other comprehensive (loss) income	77	(25)	117	(27)
Comprehensive loss	$(27,710)	$(28,043)	$(55,589)	$(53,519)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(55,706)	$(53,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,570	8,781
Depreciation and amortization expense	3,895	3,490
Non-cash interest expense	—	2
Accretion of discount on investments	(132)	(116)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(376)	287
Deferred revenue	(7,863)	(6,029)
Accounts payable	(1,537)	(3,651)
Accrued expenses and other current liabilities	712	(577)
Net cash (used in) operating activities	(52,437)	(51,305)
Cash flows from investing activities:
Purchases of property and equipment	(1,655)	(3,527)
Purchases of investments	(15,456)	(43,795)
Sales and maturities of investments	91,495	77,807
Net cash provided by investing activities	74,384	30,485
Cash flows from financing activities:
Proceeds from exercise of stock options	96	36
Proceeds from issuance of common stock and restricted common stock	26
Payments of employee tax obligations related to vesting of restricted stock units	(197)	—
Net cash (used in) provided by financing activities	(75)	36
Net increase (decrease) in cash and cash equivalents	21,872	(20,784)
Cash, cash equivalents and restricted cash at beginning of period	37,601	55,939
Cash, cash equivalents and restricted cash at end of period	$59,473	$35,155
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$90	$140

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(Unaudited)

1.	Nature of the Business and Basis of Presentation

Seres Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in October 2010 under the name Newco LS21, Inc. In October 2011, the Company changed its name to Seres Health, Inc., and in May 2015, the Company changed its name to Seres Therapeutics, Inc. The Company is a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to restore health by repairing the function of a dysbiotic microbiome. The Company’s lead product candidate, SER-109, is designed to reduce recurrences of Clostridium difficile infection (“CDI”), a debilitating infection of the colon, and, if approved by the U.S. Food and Drug Administration (“FDA”), could be a first-in-field oral microbiome drug. The Company’s second product candidate, SER-287, is being developed to treat inflammatory bowel disease (“IBD”) including ulcerative colitis (“UC”).  The Company is also developing SER-401, a microbiome therapeutic candidate for use with checkpoint inhibitors (“CPI’s”) in patients with solid tumors. In addition, using its microbiome therapeutics platform, the Company is developing product candidates to treat diseases where the microbiome is implicated, including SER-262, a rationally designed product candidate, to prevent an initial recurrence of primary CDI, SER-301, a rationally designed IBD product candidate, and SER-155, a rationally designed product candidate to prevent infections and improve gastrointestinal barrier function (including the consequences of graft versus host disease) in patients following allogeneic hematopoietic stem cell transplants or solid organ transplants. The Company is also using its microbiome therapeutics platform to conduct research on various indications, including: infectious diseases, metabolic diseases, and inflammatory and immune diseases, including immuno-oncology.

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

Under Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), or ASC 205-40, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued.

As of June 30, 2018, the Company had an accumulated deficit of $346.1 million and cash, cash equivalents and short-term investments of $96.1 million. Management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of ASC 205-40 and determined that the Company’s accumulated deficit, history of losses, and future expected losses meet the ASC 205-40 standard for raising substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of these condensed consolidated financial statements.

The Company’s current financial resources and currently forecasted operating plan would allow the Company to operate into the second quarter of 2019 which is within one year from the issuance of these condensed consolidated financial statements. The Company has developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, and/or potentially new collaborations and reducing cash expenditures.

If the Company is not able to secure adequate additional funding, the Company plans to make reductions in spending. In that event, the Company may have to delay, scale back, or eliminate some or all of the Company’s planned clinical trials. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards; as such, under the requirements of ASC 205-40, the full extent to which management may extend the Company’s funds through these actions may not be considered in management’s assessment of the Company’s ability to continue as a going concern for the next 12 months as defined by ASC-205-40.

As a result, in accordance with the requirements of ASC 205-40, management has concluded that it is required to disclose that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued.

The Company is eligible to receive contingent milestone payments under its license and collaboration agreement with Nestec Ltd. (“NHS”), an affiliate of Nestlé Health Science US Holdings, Inc. (“Nestlé Health Science”), a significant stockholder of the Company, if certain development milestones are achieved. However, these milestones are uncertain and there is no assurance that the Company will receive any of them.  Until such time, if ever, as the Company can generate substantial product revenue, the Company will finance its cash needs through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties. The Company may not be able to obtain funding on acceptable terms, or at all. If the Company is unable to raise additional funds as and when needed, it would have a negative impact on the Company’s financial condition, which may require the Company to delay, reduce or eliminate certain research and development activities and reduce or eliminate discretionary operating expenses, which could constrain the Company’s ability to pursue its business strategies.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of  June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on March 8, 2018.

The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The condensed consolidated balance sheet at December 31, 2017 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary for a fair presentation of the Company’s financial position as of June 30, 2018 and consolidated results of operations for the three and six months ended June 30, 2018 and 2017 and its cash flows for the six months ended June 30, 2018 and 2017. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

2.	Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2018 except for the adoption of the new revenue standard discussed in Note 8, Collaboration Revenue.

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

The restricted stock units granted by the Company entitle the holder of such awards to dividends declared or paid by the board of directors, regardless of whether such awards are unvested, as if such shares were outstanding common shares at the time of the dividend. However, the unvested restricted stock units are not entitled to share in the residual net assets (deficit) of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Six Months Ended June 30,
	2018	2017
Stock options to purchase common stock	7,481,478	6,314,838
Unvested restricted stock units	289,248	408,400
	7,770,726	6,723,238

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies how a company identifies promised goods or services and clarifies whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers. In December 2016 the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance issued in ASU 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples.  ASU 2016-08, ASU 2016-10 and ASU 2016-12 have the same effective dates and transition requirements as ASU 2014-09, all of which collectively are herein referred to as “ASC 606.” The Company has adopted this standard as of the required effective date of January 1, 2018, using the modified retrospective transition method.  See Note 8, “Collaboration Revenue,” for discussion of the impact of adoption of this standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), (“ASU 2016-02”), which establishes principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842), or ASU 2018-01, which adds two practical expedients to the new lease guidance. ASU 2018-01 is effective for the Company for annual periods beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The Company is currently in the process of evaluating the impact of the guidance on its consolidated financial statements.

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

	June 30,	December 31,	June 30,	December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$57,960	$36,088	$33,642	$54,539
Restricted cash	1,513	1,513	1,513	1,400
Total cash, cash equivalents and restricted cash as shown in the statement of cash flows	$59,473	$37,601	$35,155	$55,939

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718).” ASU 2018-07 simplifies the accounting for nonemployee share-based payment transactions. This ASU is effective for public entities for interim and annual reporting periods beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of the guidance on its consolidated financial statements.

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

The following table presents information about the Company’s assets as of June 30, 2018 and December 31, 2017 that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (note there were no liabilities measured at fair value on a recurring basis in either of the periods presented):

	Fair Value Measurements as of June 30, 2018 Using:
	Level 1	Level 2	Level 3	Not Subject to Leveling (1)	Total
Assets:
Cash Equivalents	$—	$2,992	$—	$44,306	$47,298
Investments:
Commercial Paper	$—	$10,717	$—	$—	$10,717
Certificates of Deposit	—	3,430	—	—	3,430
Corporate Bonds	—	6,744	—	—	6,744
Government Securities	—	3,746	—	—	3,746
Treasury Bonds	—	13,469	—	—	13,469
	$—	$41,098	$—	$44,306	$85,404
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

As of June 30, 2018, the Company’s cash equivalents, which were invested in money market funds and corporate bonds with original maturities of less than 90 days from the date of purchase, were valued based on Level 2 inputs.

As of December 31, 2017, the Company’s cash equivalents consisted of money market funds and corporate bonds with original maturities of less than 90 days from the date of purchase and were valued based on Level 2 inputs.

The fair value of the Company’s investments, which consisted of commercial paper, certificates of deposit, corporate bonds, government securities and treasury bonds as of June 30, 2018 and December 31, 2017 were determined using Level 2 inputs. During the six months ended June 30, 2018, there were no transfers between Level 1, Level 2 and Level 3.

4.	Investments

As of June 30, 2018 and December 31, 2017, the fair value of available-for-sale investments by type of security was as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial Paper	$10,717	$—	$—	$10,717
Certificates of Deposit	3,430	—	—	3,430
Corporate Bonds	6,754	—	(10)	6,744
Government Securities	3,747	—	(1)	3,746
Treasury Bonds	13,486	—	(17)	13,469
	$38,134	$—	(28)	$38,106

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial Paper	$6,198	$—	$—	$6,198
Certificates of Deposit	8,916	—	—	8,916
Corporate Bonds	58,937	—	(72)	58,865
Government Securities	22,997	—	(43)	22,954
Treasury Bonds	16,992	—	(30)	16,962
	$114,040	$—	$(145)	$113,895

Investments with original maturities of less than 90 days are included in cash and cash equivalents on the consolidated balance sheets and are not included in the table above. Investments with maturities of less than 12 months are considered current and those investments with maturities greater than 12 months are considered non-current.

All investments with unrealized losses at June 30, 2018 have been in a loss position for less than 12 months or the loss is not material and temporary in nature. The Company does not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.

5.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2018	December 31, 2017
Laboratory equipment	$13,988	13,181
Computer equipment	2,852	2,832
Furniture and office equipment	1,033	1,033
Leasehold improvements	27,977	27,963
Construction in progress	388	361
	46,238	45,370
Less: Accumulated depreciation and amortization	$(16,334)	$(12,439)
	$29,904	$32,931

Depreciation and amortization expense was $1,954, $ 3,895, $1,760 and $3,490 for the three and six months ended June 30, 2018  and 2017, respectively.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2018	December 31, 2017
Development and manufacturing costs	$7,163	$3,910
Payroll and payroll-related costs	3,132	4,962
Professional fees	455	344
Facility and other	2,901	3,297
	$13,651	$12,513

7.	Stockholders’ Equity Common Stock

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2017	6,125,692	$13.00	7.70	$15,808
Granted	1,732,276	10.16
Exercised	(140,066)	0.68
Forfeited	(236,424)	16.95
Outstanding as of June 30, 2018	7,481,478	$12.45	7.75	$11,509
Options vested and expected to vest as of June 30, 2018	7,481,478	12.45	7.75	11,509
Options exercisable as of June 30, 2018	3,987,920	$11.87	6.78	$11,390

The weighted average grant-date fair value of stock options granted during the three and six months ended June 30, 2018 and 2017 was $6.89, $5.82, $7.44 and $6.98 per share, respectively.

Restricted Stock Units

The Company has granted restricted stock units with time-based vesting conditions.  The table below summarizes the Company’s restricted stock unit activity since December 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2017	356,778	$10.01
Granted	—	$—
Forfeited	(6,030)	$9.78
Vested	(61,500)	$10.12
Unvested restricted stock units as of June 30, 2018	289,248	$10.00

Stock-based Compensation Expense

The Company recorded stock-based compensation expense related to stock options, restricted stock units and ESPP plan in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development expenses	$2,262	$2,094	$4,190	$3,967
General and administrative expenses	2,072	2,409	4,380	4,814
	$4,334	$4,503	$8,570	$8,781

Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (“ESPP”) provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company' common stock. The ESPP is qualified under Section 423 of the Internal Revenue Code. The employee's purchase price is derived from a formula based on the closing price of the common stock on the first day of the offering period versus the closing price on the date of purchase (or, if not a trading day, on the immediately preceding trading day).  The offering period under the ESPP has a duration of six months, and the purchase price with respect to each offering period beginning on or after such date is, until otherwise amended, equal to 85% of the lesser of (i) the fair market value of the Company's common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of the Company's common stock on the purchase date. The Company estimates the fair value of common stock under the ESPP using a

Black-Scholes valuation model. The fair value was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions: risk-free interest rate (1.89%); expected term (0.5 years); expected volatility (65.5%); and an expected dividend yield (0%).  The Company recorded an immaterial amount of stock-based compensation expense under the ESPP for the three and six months ended June 30, 2018

The total number of available ESPP shares is increased annually, beginning in 2016 and ending in 2025. The ESPP allows for share replenishment equal to the lesser of (i) 400,000 shares and (ii) 1% of the number of shares of the Company’s common stock outstanding on the last day of the preceding calendar year, or an amount determined by the Company’s Board of Directors. As of June 30, 2018, a total of 1.6 million shares were reserved and available for issuance under the ESPP.

8.	Collaboration Revenue

Adoption of ASC Topic 606, Revenue from Contracts with Customers

The Company adopted ASC 606 on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (“ASC 605”), which is also referred to herein as "legacy GAAP" or the "previous guidance". The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services and will provide financial statement readers with enhanced disclosures.

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

We do not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year, or less or the amount is immaterial. At June 30, 2018, we have not capitalized any costs to obtain any of our contracts.

Income Taxes

The adoption of ASC 606 resulted in an increase to deferred revenue, which in turn generated an additional deferred tax asset that increased the Company’s net deferred tax asset position. As the Company fully reserves its net deferred tax assets, the impact was offset by the valuation allowance.

Impact of New Revenue Guidance on Financial Statement Line Items

The following table compares the reported condensed consolidated balance sheet, statement of operations and cash flows, as of and for the three and six months ended June 30, 2018 to the pro-forma amounts had the previous guidance (ASC 605) been in effect:

	As of June 30, 2018
	As Reported under ASC 606	Pro forma as if accounted for under ASC 605
Deferred revenue - related party	17,962	12,097
Deferred revenue, net of current portion - related party	97,959	78,922
Accumulated deficit	(346,136)	(321,234)

Total reported liabilities were $24,902 greater as reported under ASC 606 than would have been reported under ASC 605 as of  June 30, 2018. This change consists of a $19,037 increase in deferred revenue, net of current portion, related party, and a $5,865 increase in deferred revenue - related parties.

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	As Reported under ASC 606	Pro forma as if accounted for under ASC 605	As Reported under ASC 606	Pro forma as if accounted for under ASC 605
Collaboration revenue - related party	$4,271	$3,024	$8,037	$6,083
Loss from operations	(28,136)	(29,383)	(56,402)	(58,356)
Net loss	$(27,787)	$(29,034)	$(55,706)	$(57,660)
Net loss per share attributable to common stockholders, basic and diluted	$(0.68)	$(0.71)	$(1.37)	$(1.42)

Collaboration revenue – related party increased by approximately $1,247 and $1,954 as reported under ASC 606 when compared to what would have been reported under ASC 605 for the three and six months ended June 30, 2018

	Six Months Ended June 30, 2018
	As Reported under ASC 606	Pro forma as if accounted for under ASC 605
Net loss	$(55,706)	$(57,660)
Deferred revenue	(7,863)	(5,909)

The adoption of ASC 606 resulted in a $1,954 decrease in net loss for the period, due to a corresponding increase in revenue. This was offset by an increase of $1,954 in the change in deferred revenue for the quarter.

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

Transaction Price Allocated to Future Performance Obligations

Remaining performance obligations represents the transaction price of contracts for which work has not been performed (or has been partially performed) and excludes unexercised contract options.  As of June 30, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligation was approximately $151,000.

Contract Balances from Contracts with Customers

The following table presents changes in the Company’s contract assets, which are included in prepaid expenses and other current assets, and contract liabilities during the six months ended June 30, 2018 and 2017 (in thousands):

	Balance as of January 1, 2018	Additions	Deductions	Balance as of June 30, 2018
Six months ended June 30, 2018
Contract assets	510	175	(510)	175
Contract liabilities:
Deferred revenue	123,783	175	(8,037)	115,921

	Balance as of January 1, 2017	Additions	Deductions	Balance as of June 30, 2017
Six months ended June 30, 2017
Contract assets	306	—	(8)	298
Contract liabilities:
Deferred revenue	108,814	—	(6,029)	102,785

During the three and six months ended June 30, 2018 we recognized the following revenues as a result of changes in the contract asset and the contract liability balances in the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	4,271	3,014	8,037	6,029

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

During the three and six months ended June 30, 2018 and 2017 the Company recognized $4,271, $8,037, $3,014 and $6,029, respectively, of related party revenue (see Note 12 “Related Party Transactions”) associated with the License Agreement. As of June 30, 2018, there was $115,921 of deferred revenue related to the License Agreement, which is classified as current or non-current in the consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next 12 months. All costs associated with the License Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

9.	Income Taxes

The Company did not provide for any income taxes for the six-month period ended June 30, 2018 or 2017.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of June 30, 2018 and December 31, 2017. Management reevaluates the positive and negative evidence at each reporting period.

As of June 30, 2018 and December 31, 2017, the Company had no accrued interest or tax penalties recorded. The Company files income tax returns in the United States and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2012. However, to the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated my still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent it is utilized in a future period. There are no currently ongoing or pending examinations in any jurisdictions.

As disclosed in the Company’s 2017 Form 10-K, the Company recorded the tax effects of the 2017 Tax Cuts and Jobs Act (TCJA) based on provisional amounts permitted in accordance with Staff Accounting Bulletin No. 118. The Company is still analyzing certain aspects of the TCJA and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts, but the Company does not expect there to be a material change in the estimates.

10.	Commitments and Contingencies

Leases

On November 11, 2015, the Company entered into a non-cancelable property lease with BMR-Sidney Research Campus LLC (“BMR”) for 83,396 square feet of office, laboratory and pilot manufacturing space at 200 Sidney Street, Cambridge, Massachusetts. The lease term commenced in March 2016 and ends in November 2023. The Company has the option to extend the lease twice, each for a five-year period. The Company moved its corporate headquarters to this location in April 2016. BMR has contributed a total of $12,509 toward the cost of tenant improvements.  BMR’s contributions toward the cost of tenant improvements is recorded as a lease incentive obligation on the Company’s consolidated balance sheet. The lease incentive obligation is amortized to the Company’s consolidated statement of operations as reductions to rent expense over the lease term. As of June 30, 2018, the Company has recorded a lease incentive obligation of $9,428.  During the six months ended June 30, 2018, the Company amortized $884 of this lease incentive obligation as a reduction to rent expense.

During the three and six months ended June 30, 2018 and 2017, the Company recognized $1,107, $2,206, $1,145 and $2,244 respectively, of rental expense related to office and laboratory space.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2018 or December 31, 2017.

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

On March 30, 2018, the U.S. District Court for the District of Massachusetts granted the Company’s motion to dismiss the a putative class action lawsuit filed September 28, 2016, entitled Mazurek v. Seres Therapeutics, Inc., et.al., alleging violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, by making allegedly false and misleading statements and omissions about the Company’s clinical trials for its product candidate SER-109 in the Company’s public disclosures between June 25, 2015 and July 29, 2016. The plaintiff did not appeal the decision and the period for appeal has lapsed.

The Company did not accrue any liabilities related to legal contingencies in its consolidated financial statements as of June 30, 2018 or December 31, 2017.

11.	Related Party Transactions

As described in Note 8, in January 2016 the Company entered into a License Agreement with NHS for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. NHS is a related party since NHS is an affiliate of Nestlé Health Science, one of the Company’s significant stockholders. During the three and six months ended June 30, 2018 and 2017, the Company recognized $4,271, $8,037, $3,014 and $6,029 of related party revenue associated with the License Agreement. As of June 30, 2018, there was $115,921 of deferred revenue related to the License Agreement, which is classified as current or non-current in the consolidated balance sheets. The Company has made no payments to NHS during the three and six months ended June 30, 2018. There is $175 due from NHS as of June 30, 2018 for the reimbursement of development costs, which is classified as other current assets in the Company’s consolidated balance sheet.

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

Overview

We are a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to treat disease by restoring the function of a dysbiotic microbiome. Our lead product candidate, SER-109, is designed to reduce recurrences of Clostridium difficile, or C. difficile infection, or CDI, a debilitating infection of the colon, in patients who have received antibiotic therapy for recurrent CDI by treating the dysbiosis of the colonic microbiome and, if approved by the U.S. Food and Drug Administration, or FDA, could be a first-in-field oral microbiome drug. Our second product candidate, SER-287, is being developed to treat inflammatory bowel disease, or IBD, including ulcerative colitis, or UC.  In addition, using our microbiome therapeutics platform, we are developing product candidates to treat diseases where the microbiome is implicated, including SER-401, a microbiome therapeutic candidate for use with checkpoint inhibitors, or CPIs, in patients with metastatic melanoma, SER-262, a rationally designed product candidate, to reduce recurrence of CDI in patients who have received antibiotic therapy for an initial or primary CDI, SER-301, a rationally designed IBD candidate, and SER-155, a rationally designed product candidate to prevent infections and improve gastrointestinal barrier function (including the consequences of graft versus host disease) in patients following allogeneic hematopoietic stem cell transplants or solid organ transplants. We are also using our microbiome therapeutics platform to conduct research on various indications, including: infectious diseases, metabolic diseases, and inflammatory and immune diseases, including immuno-oncology.

Since our inception in October 2010, we have devoted substantially all of our resources to developing SER-109, SER-287 and SER-262, researching our pre-clinical candidates SER-401, SER-155 and SER-301, building our intellectual property portfolio, developing our supply chain, business planning, raising capital and providing general and administrative support for these operations.

All of our product candidates other than SER-109, SER-262 and SER-287 are still in pre-clinical or research development. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss was $55.7 million for the six months ended June 30, 2018. As of June 30, 2018, we had an accumulated deficit of $346.1 million and cash, cash equivalents and investments totaling $96.1 million.  Based on our current plans and forecasted expenses, we believe that our existing cash, cash equivalents, and investments as of June 30, 2018, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2019, raising a substantial doubt regarding our ability to continue as a going concern. This evaluation does not take into consideration the potential mitigating effects of any potential contingent milestone payments under our license and collaboration agreement with NHS that we have not earned, including the $20.0 million milestone we could receive from NHS for initiating the SER-287 phase 2b study planned for later this year. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. As further discussed in “—Liquidity and Capital Resources” below, these factors raise substantial doubt about our ability to continue as a going concern.

In June 2017 we initiated a Phase 3 clinical study of SER-109, termed ECOSPOR III, in approximately 320 patients with multiply recurrent CDI. Based on analysis of the available clinical, microbiome, and chemistry, manufacturing and control data from our Phase 1b and Phase 2 clinical studies of SER-109, diagnosis of CDI for both study entry and for endpoint analysis will be confirmed by C. difficile cytotoxin assay, rather than polymerase chain reaction, or PCR, which was used in the prior studies. Patients in the SER-109 arm will receive a total SER-109 dose, administered over three days, approximately 10-fold higher than the dose used in the Phase 2 clinical study. The study will evaluate patients for 24 weeks and the primary endpoint will compare the CDI recurrence rate in subjects who receive SER-109 verses placebo at up to eight weeks after dosing. ECOSPOR III enrolment continues to progress, with over 100 sites open across the US and Canada. Several factors have impacted study enrollment, including the C. difficile cytotoxin test required for diagnosis, which has screened out some individuals who might otherwise have been included had we used PCR-based testing, and the widespread availability of unapproved and unregulated fecal microbiota transplantation. We continue to add and implement various operational measures to expedite study enrollment.

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

Analyses of study patients’ microbiome data, a co-primary study endpoint of the trial, demonstrated that SER-287 induced dose-dependent engraftment of SER-287-derived bacterial species into the colonic microbiome of the patients treated with SER-287. Patients administered vancomycin pre-treatment followed by daily administration of SER-287 had the highest level of SER-287 engraftment, which was statistically significant. This patient cohort corresponded with the study arm where the most significant clinical benefits were observed, including clinical remission and endoscopic improvement. Differences in the composition of the microbiome post treatment were also associated with clinical remission. Bacterial engraftment signatures were durable throughout the dosing period of the trial and were also observed at four weeks post administration of the final SER-287 dose. The SER-287 Phase 1b study microbiome data support the previously reported clinical results. We plan to initiate a Phase 2b study later this year.

In July 2016, we initiated a Phase 1b dose-escalating study for SER-262, the first clinical study of rationally designed ecology of spore forming bacteria designed to be used following antibiotic treatment for primary CDI to prevent an initial recurrence of CDI. Based on our metagenomics expertise, proprietary in silico algorithms, extensive proprietary bacterial library, and advanced manufacturing capabilities, we believe we can rationally design microbiome therapeutic candidates for specific target indications, which we believe will have several advantages, including scaling up manufacturing to meet global demand in a reliable and reproducible manner and a competitive advantage in developing microbiome therapeutics. SER-262, available in oral capsule form, is derived from a manufacturing process that does not require human donor material. SER-262 contains a consortium of 12 bacterial strains in spore form constructed from strains from our microbiome strain library via in vitro fermentation.

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

The primary endpoints of the study are to evaluate the safety and tolerability of SER-262 and to compare the CDI recurrence rate between the SER-262 and placebo groups at up to eight weeks post-dosing. A secondary endpoint is the analysis of the SER-262 bacterial strain engraftment in patient microbiomes. We have received unblinded top-line clinical data.  No drug-related serious adverse events were observed in the study.  No significant differences were observed in the recurrence rates in patients administered SER-262 as compared to placebo. However, this small, first-in-human, Phase 1b study was not powered to detect a statistically significant difference in recurrence rates compared to placebo. There was a measurable difference in recurrence rates in patients treated with vancomycin followed by SER-262, as compared to those treated with metronidazole and SER-262 (46% versus 27%, respectively).  This difference was statistically significant with a p-value of 0.0213.  The medical literature suggests a recurrence rate of about 25% in patients treated solely with vancomycin for primary CDI (Louie TJ et al., NEJM 2011).

Microbiome analysis has been conducted on the first five, lowest dose cohorts to assess drug pharmacokinetics.  We detected a majority of SER-262 strains in patients receiving SER-262; the number of strains detected in a given subject was variable. Engraftment of a subset of strains was also a characteristic in our SER-109 clinical studies and has been reported in fecal microbiota treatment of CDI.  Engraftment of SER-262 strains was associated with broader changes in the microbiome composition.  Microbiome profile differences, based on the antibiotics that were used to treat each patient’s CDI, were also demonstrated. Vancomycin led to more rapid and more robust engraftment of SER-262 strains as compared to metronidazole.  More detailed microbiome and metabolomic analyses remain ongoing. These SER-262 proprietary data, the first ever obtained from a rationally-designed microbiome development candidate, will be used to inform the further development of SER-262 and our other therapeutic candidates.

Our expenses may increase substantially in connection with our ongoing and planned activities, particularly as we:

•	continue the clinical development of SER-109, our lead product candidate, in the Phase 3 clinical study;
•	continue the clinical development of SER-287 for the treatment of UC and potential other studies of IBD;
•	initiate the clinical development of SER-401, a microbiome therapeutic candidate for use with CPIs in a Phase 1b clinical trial in patients with metastatic melanoma;
•	continue the clinical development of SER-262 to be used following antibiotic treatment of primary CDI to prevent an initial recurrence of CDI;
•	conduct research and continue pre-clinical development of additional microbiome therapeutic candidates, including SER-155 and SER-301, our rationally designed IBD product candidates;

•	make strategic investments in manufacturing capabilities;
•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	perform our obligations under the license and collaboration agreement with Nestec Ltd., or NHS;
•	seek to obtain regulatory approvals for our product candidates; and
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company.

As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.  If we are unable to raise sufficient capital to fund our current operating plans in the next twelve months, we may need to reduce our expenditures, potentially requiring the Company, among other things, to delay, scale back, or eliminate some or all of the Company’s planned clinical trials and other research and development programs.

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

In exchange for the license, NHS made an upfront cash payment of $120.0 million to us in February 2016. NHS has also agreed to pay us tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of NHS Collaboration Products in the Licensed Territory. Additionally, NHS has agreed to pay us up to $285.0 million in development milestone payments, $375.0 million in regulatory payments and up to an aggregate of $1.125 billion for the achievement of certain commercial milestones related to the sales of NHS Collaboration Products.  We received a $10.0 million milestone payment in 2016 associated with the planned initiation of a Phase 1b study for SER-262 in CDI. In June 2017, we initiated a Phase 3 clinical study of SER-109 (ECOSPOR III) in patients with multiply recurrent CDI. In July 2017, we recorded revenue of $20.0 million based on the achievement of this milestone under the License Agreement. The full potential value of the upfront payment and milestone payments payable by NHS is over $1.9 billion, assuming all products receive regulatory approval and are successfully commercialized. NHS is also obligated to pay some of the costs related to our clinical trials. See “—Liquidity and Capital Resources.”

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

Our primary focus of research and development since inception has been on our microbiome therapeutics platform and the subsequent development of our product candidates. Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to investigators, consultants, CROs in connection with our pre-clinical studies and clinical trials, lab supplies and consumables, and regulatory fees. We do not allocate employee-related costs and other indirect costs to specific research and development programs because these costs are deployed across multiple product programs under development and, as such, are classified as costs of our microbiome therapeutics platform research, along with external costs directly related to our microbiome therapeutics platform.

The table below summarizes our research and development expenses incurred on our platform and by product development program for those that have begun clinical development.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Microbiome therapeutics platform	$15,537	$16,377	$30,624	$31,646
SER-109	4,728	3,952	10,872	6,701
SER-262	926	1,442	1,768	2,501
SER-287	2,862	1,289	4,249	2,355
Total research and development expenses	$24,053	$23,060	$47,513	$43,203

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we advance the clinical development of SER-287, conduct our ECOSPOR III Phase 3 clinical study of SER-109, continue to discover and develop additional product candidates, including SER-401. SER-155 and SER-301, and pursue later stages of clinical development of our product candidates. See, however, “—Liquidity and Capital Resources” below for a discussion of our plans to potentially reduce our spending in the event we are unable to raise sufficient capital to fund our current operating plans in the next twelve months.

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

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in the three or six months ended June 30, 2018 or 2017.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report on Form 10-K during the three and six months ended June 30, 2018 except for the adoption of the new revenue standard discussed in Footnote 8, Collaboration Revenue.

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$4,271	$3,014	$1,257
Grant Revenue	341	—	341
Total revenue	4,612	3,014	1,598
Operating expenses:
Research and development	24,053	23,060	993
General and administrative	8,695	8,370	325
Total operating expenses	32,748	31,430	1,318
Loss from operations	(28,136)	(28,416)	280
Other income (expense):
Interest income	349	615	(266)
Other income (expense)	—	(217)	217
Total other income (expense), net	349	398	(49)
Net loss	$(27,787)	$(28,018)	$231

Revenue

Total revenue was $4.6 million and $3.0 million for the three months ended June 30, 2018 and 2017, respectively. The revenue for both periods principally relates to the recognition of amounts received under the License Agreement.  The increase is mainly due to the adoption of ASU 2016-08, Revenue from Contracts with Customers (Topic 606), described in detail in Note 8.

Research and Development Expenses

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands)
Microbiome therapeutics platform	$15,537	$16,377	$(840)
SER-109	4,728	3,952	776
SER-262	926	1,442	(516)
SER-287	2,862	1,289	1,573
Total research and development expenses	$24,053	$23,060	$993

Research and development expenses were $24.1 million for the three months ended June 30, 2018, compared to $23.1 million for the three months ended June 30, 2017. The increase of $1.0 million was due primarily to the following:

•

a decrease of $0.8 million in research expenses related to our microbiome therapeutics platform, due primarily to a decrease in license payments related to research collaborations of $0.7 million and a decrease in IT related costs of $0.1 million;

•

an increase of $0.8 million in expenses related to our SER-109 program, due primarily to an increase in clinical trial costs of $0.2 million, an increase in contract manufacturing costs of $0.7 million, and partially offset by a decrease in other consulting costs of $0.1 million;

•	a decrease of $0.5 million in expenses for our SER-262 program primarily driven by a decrease in clinical trial costs of $0.5 million; and
•

an increase of $1.6 million in expenses for our SER-287 program primarily driven by an increase in clinical trial costs of $0.7 million, an increase in donor operations costs of $0.2 million, an increase in conference fees and training of $0.2 million, an increase in animal study costs of $0.1 million and an increase in lab supply costs of $0.2 million.

General and Administrative Expenses

	Three Months Ended June 30,
	2018	2017	Change
	(in thousands)
Personnel related (including stock-based compensation)	$3,984	$4,204	$(220)
Professional fees	2,331	1,936	395
Facility-related and other	2,380	2,230	150
Total general and administrative expenses	$8,695	$8,370	$325

General and administrative expenses were $8.7 million for the three months ended June 30, 2018, compared to $8.4 million for the three months ended June 30, 2017. The increase of $0.3 million was primarily due to the following:

•	a decrease in personnel related costs of $0.2 million primarily related to stock compensation expense;
•	an increase in professional fees of $0.4 million due increases in consulting costs; and
•	an increase in facility-related and other costs of $0.2 million primarily due to an increase in IT-related expenses.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2018 and 2017 was $0.3 million and $0.4 million, respectively, and is primarily due to interest income from investing activities.

Comparison of Six Months Ended June 30, 2018 and 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$8,037	$6,029	$2,008
Grant Revenue	546	-	546
Total revenue	8,583	6,029	2,554
Operating expenses:
Research and development	47,513	43,203	4,310
General and administrative	17,472	17,132	340
Total operating expenses	64,985	60,335	4,650
Loss from operations	(56,402)	(54,306)	(2,096)
Other income (expense):
Interest income	696	1,390	(694)
Other income (expense)	-	(576)	576
Total other income (expense), net	696	814	(118)
Net loss	$(55,706)	$(53,492)	$(2,214)

Revenue

Total revenue was $8.6 million and $6.0 million for the six months ended June 30, 2018 and 2017, respectively. The revenue for both periods principally relates to the recognition of amounts received under the License Agreement.  The increase is mainly due to the adoption of ASU 2016-08, Revenue from Contracts with Customers (Topic 606), described in detail in Note 8.

Research and Development Expenses

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Microbiome therapeutics platform	$30,624	$31,646	$(1,022)
SER-109	10,872	6,701	4,171
SER-262	1,768	2,501	(733)
SER-287	4,249	2,355	1,894
Total research and development expenses	$47,513	$43,203	$4,310

Research and development expenses were $47.5 million for the six months ended June 30, 2018, compared to $43.2 million for the six months ended June 30, 2017. The increase of $4.3 million was due primarily to the following:

•

a decrease of $1.0 million in research expenses related to our microbiome therapeutics platform, due primarily to a decrease in license payments related to research collaborations of $0.9 million and a decrease in IT related costs of $0.3 million, partially offset by an increase in facilities and depreciation charges of $0.2 million;

•

an increase of $4.2 million in expenses related to our SER-109 program, due primarily to an increase in clinical trial costs of $3.3 million, an increase in contract manufacturing costs of $1.1 million, and partially offset by a decrease in lab other consulting costs of $0.2 million;

•	a decrease of $0.7 million in expenses for our SER-262 program primarily driven by a decrease in clinical trial costs of $0.5 million, and decrease in lab supply costs of $0.2 million; and
•

an increase of $1.9 million in expenses for our SER-287 program primarily driven by an increase in clinical trials costs of $0.5 million, an increase in sequencing costs of $0.3 million, an increase in animal study costs of $0.3 million, an increase in lab supply costs of $0.4 million and an increase in conference fees and training of $0.2 million .

General and Administrative Expenses

	Six Months Ended June 30,
	2018	2017	Change
	(in thousands)
Personnel related (including stock-based compensation)	$8,611	$8,834	$(223)
Professional fees	4,107	4,112	(5)
Facility-related and other	4,754	4,186	568
Total general and administrative expenses	$17,472	$17,132	$340

General and administrative expenses were $17.5 million for the six months ended June 30, 2018, compared to $17.1 million for the six months ended June 30, 2017. The increase of $0.3 million was primarily due to the following:

•	a decrease in personnel related costs of $0.2 million due to a decrease in stock compensation expense; and
•	an increase in facility-related and other costs of $0.6 million primarily due to an increase in IT-related expenses.

Other Income (Expense), Net

Other income (expense), net for the six months ended June 30, 2018 and 2017 was $0.7 million and $0.8 million, respectively, and is primarily due to interest income from investing activities.

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

In January 2016, we entered into the License Agreement with NHS, for the development and commercialization of certain of our product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. In exchange for the license, NHS agreed to pay us an upfront cash payment of $120.0 million, which we received in February 2016. NHS has also agreed to pay us tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of NHS Collaboration Products in the Licensed Territory. We are eligible to receive up to $285.0 million in development milestone payments, $375.0 million in regulatory payments and up to an aggregate of $1.1 billion for the achievement of certain commercial milestones related to the sales of NHS Collaboration Products. The full potential value of the up-front payment and milestone payments payable by NHS is over $1.9 billion, assuming all products receive regulatory approval and are successfully commercialized. In September 2016, we received a $10.0 million milestone payment associated with the initiation of the Phase 1b clinical study for SER-262 in CDI. In June 2017, we initiated a Phase 3 clinical study of SER-109 (ECOSPOR III) in patients with multiply recurrent CDI. In July 2017, we recorded revenue of $20.0 million based on the achievement of this milestone under the License Agreement.

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

As of June 30, 2018, we had cash, cash equivalents and investments totaling $96.1 million and an accumulated deficit of $346.1 million.  Based on our current plans and forecasted expenses, we believe that our existing cash, cash equivalents, and investments as of June 30, 2018, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  These factors raise substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash (used in) operating activities	$(52,437)	$(51,305)
Cash provided by investing activities	74,384	30,485
Cash provided by (used in) financing activities	(75)	36
Net decrease in cash, cash equivalents and restricted cash	$21,872	$(20,784)

Operating Activities

During the six months ended June 30, 2018, operating activities used $52.4 million of cash, primarily due to a net loss of $55.7 million and cash used from changes in our operating assets and liabilities of $9.1 million, partially offset by non-cash charges of $12.3 million.  Net cash used for changes in our operating assets and liabilities during the six months ended June 30, 2018 consisted of an increase in accrued expenses and other current liabilities of $0.7 million, a decrease in accounts payable of $1.5 million, a decrease in deferred revenue of $7.9 million, and an increase in prepaid expenses and other current assets of $0.4 million. The increase in accrued expenses and decrease in accounts payable were due to the timing of payments. The decrease in deferred revenue was due to the recognition of $8.0 million in collaboration revenue during the six months ended June 30, 2018.

During the six months ended June 30, 2017, operating activities used $51.3 million of cash, primarily due to a net loss of $53.5 million and cash used from changes in our operating assets and liabilities of $10.0 million, partially offset by non-cash charges of $9.7 million.  Net cash used for changes in our operating assets and liabilities during the six months ended June 30, 2017 consisted of a $0.6 million decrease in accrued expenses and other current liabilities, a decrease in accounts payable of $3.7 million, and a decrease in deferred revenue of $6.0 million, partially offset by a decrease of prepaid expenses and other current assets of $0.3 million . The decreases in accrued expenses and accounts payable were due to the timing of payments. The decrease in deferred revenue was due to the recognition of revenue under the License Agreement over the estimated performance period of 10 years.

Investing Activities

During the six months ended June 30, 2018, net cash provided by investing activities was $74.4 million, consisting of sales and maturities of investments of $91.5 million. The increase was partially offset by purchases of investments of $15.5 million and purchases of property and equipment of $1.7 million.

During the six months ended June 30, 2017, net cash provided by investing activities was $30.5 million, consisting of sales and maturities of investments of $77.8 million. The increase was partially offset by purchases of investments of $43.8 million and purchases of property and equipment of $3.5 million.

Financing Activities

During the six months ended June 30, 2018, net cash used by financing activities was $0.1 million in connection with payments for employee tax obligations relating to vesting of restricted stock units and partially offset by the exercise of options to purchase our common stock.

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

Funding Requirements

Our expenses may increase substantially in connection with our ongoing development activities and our research and development activities. In addition, we expect to continue to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	continue the clinical development of SER-109, our lead product candidate, in the Phase 3 clinical study;
•	continue the clinical development of SER-287 for the treatment of UC and potential other studies of IBD;
•	initiate the clinical development of SER-401, a microbiome therapeutic candidate for use with CPIs in a Phase 1b clinical trial in patients with metastatic melanoma;
•	continue the clinical development of SER-262 to be used following antibiotic treatment of primary CDI to prevent an initial recurrence of CDI;
•	conduct research and continue pre-clinical development of additional Ecobiotic® microbiome therapeutic candidates, including SER-155 and SER-301, our rationally designed IBD product candidates;
•	make strategic investments in manufacturing capabilities;
•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	perform our obligations under the collaboration agreement with NHS;
•	seek to obtain regulatory approvals for our product candidates; and
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

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

As discussed in Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. This evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued or potential contingent milestone payments under our license and collaboration agreement with NHS that we have not earned, including the $20.0 milestone we could receive from NHS for initiating the SER-287 Phase 2b study planned for later this year. As such, we have determined that our cash runway of less than 12 months along with our accumulated deficit, history of losses, and future expected losses raise substantial doubt about our ability to continue as a going concern within one year of the issuance date of these unaudited condensed consolidated financial statements. While we have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, and, depending on the availability and level of additional financings, potentially new collaborations and reducing cash expenditures, there is no guarantee that we will be successful in these mitigation efforts. Lack of necessary funds may require the Company, among other things, to delay, scale back, or eliminate some or all of the Company’s planned clinical trials.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments was included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2018, our cash, cash equivalents and investments consisted of cash, money market accounts, and investments in corporate bonds, commercial paper, certificates of deposit, treasury bonds, and government securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Operating and Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Operating and Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Shareholder Litigation

On March 30, 2018, the U.S. District Court for the District of Massachusetts granted our motion to dismiss the putative class action lawsuit filed on September 28, 2016, entitled Mazurek v. Seres Therapeutics, Inc., et.al., alleging violations of Sections 10(b), 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934, as amended, by making allegedly false and misleading statements and omissions about our clinical trials for our product candidate SER-109 in our public disclosures between June 25, 2015 and July 29, 2016. The plaintiff did not appeal the decision and the period for appeal has now lapsed.

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

Risks Related to Our Financial Position and Need for Additional Capital

We are a development-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability. As a result, there is substantial doubt about our ability to continue as a going concern.

Since inception, we have incurred significant operating losses. Our net loss was $89.4 million for the year ended December 31, 2017, and $55.7 million for the six months ended June 30, 2018. As of June 30, 2018, we had an accumulated deficit of $346.1 million. To date, we have financed our operations through the initial public offering of our common stock, private placements of our preferred stock, milestone payments under the licensing agreement with Nestec, Ltd., or NHS, and loan financing. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting pre-clinical studies and clinical trials. We have not completed development of any of our product candidates, which we call Ecobiotic microbiome therapeutics, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future.  We anticipate that our expenses may increase substantially as we:

•	continue the clinical development of SER-109, our lead product candidate, in the Phase 3 clinical study;
•	continue the clinical development of SER-287 for the treatment of UC in adults and children and potential other studies of IBD;
•	initiate the clinical development of SER-401 in a Phase 1b clinical trial in patients with metastatic melanoma;
•	conduct research and continue pre-clinical development of additional Ecobiotic microbiome therapeutic candidates, including SER-155 and SER-301;
•	make strategic investments in manufacturing capabilities;
•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	perform our obligations under the collaboration agreement with NHS;

•	seek to obtain regulatory approvals for our product candidates; and
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

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

As discussed in Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements under Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), or, ASC 205-40, we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. Under ASC 205-40, this evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Since we currently anticipate that our existing financial resources will enable us to meet forecasted operating plans into the second quarter of 2019, we have determined that our cash runway of less than 12 months along with our accumulated deficit, history of losses, and future expected losses meet the ASC 205-40 standard for raising substantial doubt about our ability to continue as a going concern within one year of the issuance date of these condensed consolidated financial statements. We may not be successful in our mitigation efforts, which primarily consist of raising additional capital through some combination of equity or debt financings, and/or potential new collaborations and reducing cash expenditures. Lack of necessary funds may require the Company, among other things, to delay, scale back, or eliminate some or all of the Company’s planned clinical trials.

We will need additional funding in order to complete development of our product candidates and commercialize our products, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Our expenses may increase in connection with our ongoing activities, particularly as we continue the clinical development of SER-109, including conducting the Phase 3 clinical study, continue the clinical development of SER-287, including conducting the Phase 2b clinical study, complete our Phase 1b clinical study of SER-262, initiate clinical studies of SER-401, and continue to research, develop and initiate clinical trials of SER-301 and SER-155 and our other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We do not expect that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements for a one-year period from the issuance of these condensed consolidated financial statements. This estimate excludes net cash flows from future business development activities. In addition, the specifics of future clinical trial activities could impact capital requirements and cash projections. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders and may decrease our stock price. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or others at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

Since our inception in October 2010, we have devoted substantially all of our resources to developing our clinical and pre-clinical program, building our intellectual property portfolio, developing our supply chain, planning our business, raising capital and providing general and administrative support for these operations. We have completed our Phase 1b and a Phase 2 clinical study of SER-109, our lead product candidate, and have reported top-line data in our Phase 1b study of SER-287 and partial top-line data for our Phase 1b study in SER-262. We have not yet demonstrated our ability to successfully complete any Phase 3 clinical study or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

All of our product candidates are based on microbiome therapeutics, a therapeutic approach that is designed to prevent infection and treat disease by restoring the function of a dysbiotic microbiome. We have not, nor to our knowledge has any other company, received regulatory approval for, or manufactured on a commercial scale, a therapeutic based on this approach. We cannot be certain that our approach will lead to the development of approvable or marketable products or that we will be able to manufacture at commercial scale, if approved. In addition, our Ecobiotic microbiome therapeutics may have different effectiveness rates in various indications and in different geographical areas. Finally, the FDA or other regulatory agencies may lack experience in evaluating the safety and efficacy of products based on microbiome therapeutics, which could result in a longer than expected regulatory review process, increase our expected development costs and delay or prevent commercialization of our product candidates. For example, in our Phase 2 clinical study of SER-109, the primary endpoint of reducing the relative risk of CDI recurrence at up to eight-weeks after treatment was not achieved. After analysis of the previous studies, we initiated a Phase 3 clinical study of SER-109 (ECOSPOR III) in patients with multiply recurrent CDI.

Our microbiome therapeutics platform relies on third parties for biological materials, including human stool. Some biological materials have not always met our expectations or requirements, and any disruption in the supply of these biological materials could materially adversely affect our business. For example, if any supplied biological materials are contaminated with disease organisms, we would not be able to use such biological materials. Although we have control processes and screening procedures, biological materials are susceptible to damage and contamination and may contain active pathogens. Improper storage of these materials, by us or any third-party suppliers, may require us to destroy some of our materials or products, which could delay the development or commercialization of our product candidates.

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

We have obtained orphan drug designation from the FDA for SER-109 for recurrent CDI and SER-287 for pediatric ulcerative colitis, and may seek orphan drug designation and exclusivity for some of our future product candidates. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs and biologics for relatively small patient populations as orphan drugs. In the United States, the FDA may designate a drug or biologic as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a disease or condition that affects fewer than 200,000 individuals in the United States.

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

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current CDI treatment involves the use of antibiotics that are well established in the medical community or the use of fecal microbiota transplants, or FMT, and physicians may continue to rely on these treatments and our competitors and physicians may continue to seek to standardize and implement this procedure.  If our product candidates receive approval but do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our approved product candidates, if any, will depend on a number of factors, including:

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

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars. In the United States, the Biologics Price Competition and Innovation Act, or BPCIA, enacted in 2010 as part of the Patient Protection and Affordable Care Act, created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar, to or “interchangeable” with an FDA-approved biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. This pathway could allow competitors to reference data from innovative biological products 12 years after the time of approval of the innovative biological product. This data exclusivity does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data and seeking approval. Data exclusivity only assures that another company cannot rely upon the data within the innovator’s application to support the biosimilar product’s approval.

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. It is possible that Congress or the FDA may take these or other measures to reduce or eliminate periods of exclusivity. The BPCIA is complex and continues to be interpreted and implemented by the FDA. As a result, its ultimate impact is subject to uncertainty. The FDA has issued several guidance documents to date discussing the biosimilar pathway, and the FDA approved the first biosimilar under the BPCIA in March 2015. However, the FDA continues to implement the BPCIA, and such FDA implementation could have a material adverse effect on the future commercial prospects for our product candidates.

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

Among the provisions of the Affordable Care Act of importance to our potential product candidates are the following:

•	establishment of a new pathway for approval of lower-cost biosimilars to compete with biologic products, such as those we are developing;
•	an annual, nondeductible fee payable by any entity that manufactures or imports specified branded prescription drugs and biologic agents;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti- Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;
•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices;
•	extension of manufacturers’ Medicaid rebate liability;
•	expansion of eligibility criteria for Medicaid programs;
•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•	new requirements to report financial arrangements with physicians and teaching hospitals;
•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research.

There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect there will be additional challenges and amendments to the Affordable Care Act in the future, particularly in light of the current Presidential administration and Congress. At this time, the full effect that the Affordable Care Act would have on our business remains unclear.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011, enacted in August 2011, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain.

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

Our patent portfolio is in the early stages of prosecution. We currently have nine issued U.S. patents. Although we have numerous patent applications pending, substantive prosecution has begun in only a small number of those applications. We cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents or our current patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, we are pursuing claims to therapeutic, binary compositions of certain bacterial populations. Any claims that may issue may provide coverage for such binary compositions and/or their use. However, such claims would not prevent a third party from commercializing alternative compositions that do not include both of the bacterial populations claimed in pending applications, potential applications or patents that have or may issue. There can be no assurance that any such alternative composition will not be equally effective. Further, given that our SER-109 product candidate is a complex composition with some variation from lot-to-lot and that, likewise, third-party compositions may have similar complexity and variability, it is possible that a patent claim may provide coverage for some but not all lots of a product candidate or third-party product. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.

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

In addition, Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. From time to time, the Supreme Court, other federal courts, Congress, or the USPTO, may change the standards of patentability and any such changes could have a negative impact on our business.

A number of cases decided by the Supreme Court have involved questions of when claims reciting abstract ideas, laws of nature, natural phenomena and/or natural products are eligible for a patent, regardless of whether the claimed subject matter is otherwise novel and inventive. These cases include Association for Molecular Pathology v. Myriad Genetics, Inc., 569 U.S. 12-398 (2013); Alice Corp. v. CLS Bank International, 573 U.S. 13-298 (2014); and Mayo Collaborative Services v. Prometheus Laboratories, Inc., 566 U.S. 10-1150 (2012). In response to these cases, the USPTO has issued guidance to the examining corps.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we are unable to maintain effective internal control over financial reporting, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company or comply with the requirements of the Securities and Exchange Commission or Section 404. This could result in a restatement of our financial statements, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. Material weaknesses in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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
•

regulatory and compliance risks that relate to maintaining accurate information and control over sales and activities that may fall within the purview of the U.S. Foreign Corrupt Practices Act, its books and records provisions, or its anti-bribery provisions.

Any of these factors could significantly harm our future international expansion and operations and, consequently, our results of operations.

Our business and operations would suffer in the event of information technology and other system failures.

Despite the implementation of security measures, our internal computer systems and data and those of our current and future contractors and consultants are vulnerable to damage or compromise from computer viruses, unauthorized access, human error, loss of data privacy, natural disasters, terrorism, war and telecommunication and electrical failures. While we are not aware of any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of our product candidates could be delayed.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 18.3 million shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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
•

exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved and from having to disclose the ratio of compensation of our chief executive officer to the median compensation of our employees.

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

SERES THERAPEUTICS, INC.

Date: August 2, 2018	By:	/s/ Eric D. Shaff
Eric D. Shaff
Chief Operating and Financial Officer and Executive Vice President (principal financial and accounting officer)