Form 10-Q
period 2018-09-30
Seres Therapeutics, Inc.
filed 2018-11-08
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Small reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2018, the registrant had 40,855,909 shares of common stock, $0.001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	September 30	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$55,713	$36,088
Investments	17,177	113,895
Prepaid expenses and other current assets	6,556	5,095
Total current assets	79,446	155,078
Property and equipment, net	28,083	32,931
Restricted cash	1,513	1,513
Total assets	$109,042	$189,522
Liabilities and Stockholders’ Equity/(Deficit)
Current liabilities:
Accounts payable	$6,475	$7,033
Accrued expenses and other current liabilities	14,634	12,513
Deferred revenue - related party	17,901	12,079
Total current liabilities	39,010	31,625
Lease incentive obligation, net of current portion	7,685	8,989
Deferred rent	2,229	2,233
Deferred revenue, net of current portion - related party	89,554	84,847
Other long-term liabilities	1,129	1,129
Total liabilities	139,607	128,823
Commitments and contingencies (Note 10)
Stockholders’ equity/(deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2018 and December 31, 2017; no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2018 and December 31, 2017; 40,844,455 and 40,571,015 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	41	40
Additional paid-in capital	337,486	324,376
Accumulated other comprehensive loss	(9)	(146)
Accumulated deficit	(368,083)	(263,571)
Total stockholders’ equity/(deficit)	(30,565)	60,699
Total liabilities and stockholders’ equity	$109,042	$189,522

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Collaboration revenue - related party	$8,684	$23,015	$16,721	$29,044
Grant revenue	371	—	917	—
Total revenue	9,055	23,015	17,638	29,044
Operating expenses:
Research and development expenses	23,675	22,210	71,188	65,413
General and administrative expenses	7,591	8,119	25,063	25,251
Total operating expenses	31,266	30,329	96,251	90,664
Loss from operations	(22,211)	(7,314)	(78,613)	(61,620)
Other income (expense):
Interest income (expense), net	262	379	958	1,193
Total other income (expense), net	262	379	958	1,193
Net loss	$(21,949)	$(6,935)	$(77,655)	$(60,427)
Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(0.17)	$(1.91)	$(1.49)
Weighted average common shares outstanding, basic and diluted	40,806,413	40,494,049	40,699,422	40,419,522
Other comprehensive income:
Unrealized gain on investments, net of tax of $0	$20	$77	$137	$50
Total other comprehensive income	20	77	137	50
Comprehensive loss	$(21,929)	$(6,858)	$(77,518)	$(60,377)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(77,655)	$(60,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,887	13,150
Depreciation and amortization expense	5,869	5,356
Non-cash interest expense	—	3
Accretion of discount on investments	(199)	(166)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,461)	(220)
Deferred revenue	(16,328)	(9,044)
Accounts payable	106	(2,502)
Accrued expenses and other current liabilities	1,261	(1,065)
Net cash (used in) operating activities	(75,520)	(54,915)
Cash flows from investing activities:
Purchases of property and equipment	(2,133)	(3,991)
Purchases of investments	(21,832)	(75,728)
Sales and maturities of investments	118,887	126,125
Net cash provided by investing activities	94,922	46,406
Cash flows from financing activities:
Proceeds from exercise of stock options	136	108
Proceeds from issuance of common stock and restricted common stock	26	—
Payments of employee tax obligations related to vesting of restricted stock units	(196)	—
Issuance of common stock under ESPP plan	257	—
Net cash provided by financing activities	223	108
Net increase (decrease) in cash and cash equivalents	19,625	(8,401)
Cash, cash equivalents and restricted cash at beginning of period	37,601	55,939
Cash, cash equivalents and restricted cash at end of period	$57,226	$47,538
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$242	$453

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

As of September 30, 2018, the Company had an accumulated deficit of $368.1 million and cash, cash equivalents and short-term investments of $72.9 million. Management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of ASC 205-40 and determined that the Company’s accumulated deficit, history of losses, and future expected losses meet the ASC 205-40 standard for raising substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of these condensed consolidated financial statements.

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

If the Company is not able to secure adequate additional funding, the Company plans to make reductions in spending. In that event, the Company may have to delay, scale back, or eliminate some or all of the Company’s planned clinical trials and research stage programs. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards; as such, under the requirements of ASC 205-40, the full extent to which management may extend the Company’s funds through these actions may not be considered in management’s assessment of the Company’s ability to continue as a going concern for the next 12 months as defined by ASC-205-40.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on March 8, 2018.

The unaudited interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The condensed consolidated balance sheet at December 31, 2017 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary for a fair presentation of the Company’s financial position as of September 30, 2018 and consolidated results of operations for the three and nine months ended September 30, 2018 and 2017 and its cash flows for the nine months ended September 30, 2018 and 2017. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

2.	Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2018 except for the adoption of the new revenue standard discussed in Note 8, Collaboration Revenue.

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

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2018	2017
Stock options to purchase common stock	7,444,040	6,133,596
Unvested restricted stock units	289,908	401,900
	7,733,948	6,535,496

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), (“ASU 2016-02”), which establishes principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. The most notable change will be lessees recognizing an asset and liability on their balance sheet for operating leases. In 2018, the FASB issued ASU 2018-01, and ASU 2018-11, which collectively add two practical expedients, provide a second modified retrospective transition method which does not require retrospective adjustment of prior periods, and provide certain narrow scope improvements to the new lease guidance. ASU 2016-02 and the amending ASUs are effective for the Company for annual periods beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The Company will adopt the new guidance for its fiscal year beginning January 1, 2019 and expects to use the modified retrospective transition method that does not require restatement of prior periods. The Company is currently in the process of evaluating the impact of the guidance on its consolidated financial statements and is undertaking an assessment of its lease population that it expects to complete during the fourth quarter of 2018.  The Company anticipates material adjustments to its balance sheet for the recognition of a lease liability and a right of use asset for its operating leases, which primarily include, but are not limited to, the lease of its corporate headquarters at 200 Sidney Street and additional research space at 215 First Street, both in Cambridge, Massachusetts.  The Company does not expect a material impact in its income statement or statement of cash flows.

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

	September 30,	December 31,	September 30,	December 31,
	2018	2017	2017	2016
Cash and cash equivalents	$55,713	$36,088	$46,025	$54,539
Restricted cash	1,513	1,513	1,513	1,400
Total cash, cash equivalents and restricted cash as shown in the statement of cash flows	$57,226	$37,601	$47,538	$55,939

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

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This standard eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods and early adoption is permitted. We are currently evaluating the impact of our adoption of ASU 2018-13 on our condensed consolidated financial statements.

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

The following table presents information about the Company’s assets as of September 30, 2018 and December 31, 2017 that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (note there were no liabilities measured at fair value on a recurring basis in either of the periods presented):

	Fair Value Measurements as of September 30, 2018 Using:
	Level 1	Level 2	Level 3	Not Subject to Leveling (1)	Total
Assets:
Cash Equivalents	$—	$500	$—	$39,029	$39,529
Investments:
Commercial Paper	$—	$1,397	$—	$—	$1,397
Corporate Bonds	—	4,296	—	—	4,296
Treasury Bonds	—	11,484	—	—	11,484
	$—	$17,677	$—	$39,029	$56,706
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

As of September 30, 2018, the Company’s cash equivalents, which were invested in money market funds and corporate bonds with original maturities of less than 90 days from the date of purchase, were valued based on Level 2 inputs.

As of December 31, 2017, the Company’s cash equivalents consisted of money market funds and corporate bonds with original maturities of less than 90 days from the date of purchase and were valued based on Level 2 inputs.

The fair value of the Company’s investments, which consisted of commercial paper, certificates of deposit, corporate bonds, government securities and treasury bonds as of September 30, 2018 and December 31, 2017 were determined using Level 2 inputs. During the nine months ended September 30, 2018, there were no transfers between Level 1, Level 2 and Level 3.

4.	Investments

As of September 30, 2018 and December 31, 2017, the fair value of available-for-sale investments by type of security was as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial Paper	$1,397	$—	$—	$1,397
Corporate Bonds	4,298	—	(2)	4,296
Treasury Bonds	11,490	—	(6)	11,484
	$17,185	$—	(8)	$17,177

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial Paper	$6,198	$—	$—	$6,198
Certificates of Deposit	8,916	—	—	8,916
Corporate Bonds	58,937	—	(72)	58,865
Government Securities	22,997	—	(43)	22,954
Treasury Bonds	16,992	—	(30)	16,962
	$114,040	$—	$(145)	$113,895

Investments with original maturities of less than 90 days are included in cash and cash equivalents on the consolidated balance sheets and are not included in the table above. Investments with maturities of less than 12 months are considered current and those investments with maturities greater than 12 months are considered non-current.

All investments with unrealized losses at September 30, 2018 have been in a loss position for less than 12 months or the loss is not material and temporary in nature. The Company does not intend to sell the investments that are in an unrealized loss position before recovery of their amortized cost basis.

5.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2018	December 31, 2017
Laboratory equipment	$14,367	13,181
Computer equipment	2,864	2,832
Furniture and office equipment	1,033	1,033
Leasehold improvements	27,977	27,963
Construction in progress	150	361
	46,391	45,370
Less: Accumulated depreciation and amortization	$(18,308)	$(12,439)
	$28,083	$32,931

Depreciation and amortization expense was $1,974, $ 5,869, $1,866 and $5,356 for the three and nine months ended September 30, 2018 and 2017, respectively.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2018	December 31, 2017
Development and manufacturing costs	$7,389	$3,910
Payroll and payroll-related costs	3,982	4,962
Professional fees	462	344
Facility and other	2,801	3,297
	$14,634	$12,513

7.	Stockholders’ Equity Common Stock

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2017	6,125,692	$13.00	7.70	$15,808
Granted	1,820,776	10.08
Exercised	(196,508)	0.69
Forfeited	(305,920)	16.96
Outstanding as of September 30, 2018	7,444,040	$12.45	7.55	$9,360,614
Options vested and expected to vest as of September 30, 2018	7,444,040	12.45	7.55	9,360,614
Options exercisable as of September 30, 2018	4,176,275	$12.23	6.61	$9,357,014

The weighted average grant-date fair value of stock options granted during the three and nine months ended September 30, 2018 and 2017 was $5.67, $6.83, $8.43 and $7.06 per share, respectively.

Restricted Stock Units

The Company has granted restricted stock units with time-based vesting conditions.  The table below summarizes the Company’s restricted stock unit activity since December 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2017	356,778	$10.01
Granted	2,000	$7.43
Forfeited	(7,370)	$9.78
Vested	(61,500)	$10.12
Unvested restricted stock units as of September 30, 2018	289,908	$9.98

Stock-based Compensation Expense

The Company recorded stock-based compensation expense related to stock options, restricted stock units and the Company’s Employee Stock purchase Plan (“ESPP”) in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development expenses	$2,246	$2,158	$6,436	$6,124
General and administrative expenses	2,071	2,211	6,451	7,026
	$4,317	$4,369	$12,887	$13,150

Employee Stock Purchase Plan

The ESPP provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company' common stock. The ESPP is qualified under Section 423 of the Internal Revenue Code. The employee's purchase price is derived from a formula based on the closing price of the common stock on the first day of the offering period versus the closing price on the date of purchase (or, if not a trading day, on the immediately preceding trading day).  The offering period under the ESPP has a duration of six months, and the purchase price with respect to each offering period beginning on or after such date is, until otherwise amended, equal to 85% of the lesser of (i) the fair market value of the Company's common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of the Company's common stock on the purchase date. The Company estimates the fair value of common stock under the ESPP using a Black-Scholes valuation model. The fair value was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions: risk-free interest rate (2.30%); expected term (0.5 years); expected volatility (60.2%); and an expected dividend yield (0%).  The Company recorded an immaterial amount of stock-based compensation expense under the ESPP for the three and nine months ended September 30, 2018.

The total number of available ESPP shares is increased annually, beginning in 2016 and ending in 2025. The ESPP allows for share replenishment equal to the lesser of (i) 400,000 shares and (ii) 1% of the number of shares of the Company’s common stock outstanding on the last day of the preceding calendar year, or an amount determined by the Company’s Board of Directors. As of September 30, 2018, a total of 1.6 million shares were reserved and available for issuance under the ESPP.

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

We do not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year, or less or the amount is immaterial. At September 30, 2018, we have not capitalized any costs to obtain any of our contracts.

Income Taxes

The adoption of ASC 606 resulted in an increase to deferred revenue, which in turn generated an additional deferred tax asset that increased the Company’s net deferred tax asset position. As the Company fully reserves its net deferred tax assets, the impact was offset by the valuation allowance.

Impact of New Revenue Guidance on Financial Statement Line Items

The following table compares the reported condensed consolidated balance sheet, statement of operations and cash flows, as of and for the three and nine months ended September 30, 2018 to the pro-forma amounts had the previous guidance (ASC 605) been in effect:

	As of September 30, 2018
	As Reported under ASC 606	Pro forma as if accounted for under ASC 605
Deferred revenue - related party	17,901	12,118
Deferred revenue, net of current portion - related party	89,554	76,034
Accumulated deficit	(368,083)	(348,780)

Total reported liabilities were $19,303 greater as reported under ASC 606 than would have been reported under ASC 605 as of  September 30, 2018. This change consists of a $13,520 increase in deferred revenue, net of current portion, related party, and a $5,783 increase in deferred revenue - related parties.

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	As Reported under ASC 606	Pro forma as if accounted for under ASC 605	As Reported under ASC 606	Pro forma as if accounted for under ASC 605
Collaboration revenue - related party	$8,684	$3,084	$16,721	$9,167
Loss from operations	(22,211)	(27,811)	(78,613)	(86,167)
Net loss	$(21,949)	$(27,549)	$(77,655)	$(85,209)
Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(0.68)	$(1.91)	$(2.09)

Collaboration revenue – related party increased by approximately $5,600 and $7,554 as reported under ASC 606 when compared to what would have been reported under ASC 605 for the three and nine months ended September 30, 2018

	Nine Months Ended September 30, 2018
	As Reported under ASC 606	Pro forma as if accounted for under ASC 605
Net loss	$(77,655)	$(85,209)
Deferred revenue	(16,328)	(8,774)

The adoption of ASC 606 resulted in a $7,554 decrease in net loss, due to a corresponding increase in revenue and a decrease of $7,554 in the change in deferred revenue for the nine months ended September 30, 2018.  The adoption of ASC 606 did not change net cash used in operating activities.

Revenue Recognition

Revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Transaction Price Allocated to Future Performance Obligations

Remaining performance obligations represents the transaction price of contracts for which work has not been performed (or has been partially performed) and excludes unexercised contract options. In the third quarter of 2018, the Company increased the transaction price by $20,000 which represents the milestone the Company is entitled to receive from NHS for initiating the SER-287 phase 2b study planned for later this year. The Company estimated the $20,000 of variable consideration by using the most likely amount method which best predicts the amount of consideration to which the Company will be entitled. The Company included the $20,000 in the transaction price because it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. As of September 30, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligation of the Company’s license agreement with NHS was approximately $171,200.

Contract Balances from Contracts with Customers

The following table presents changes in the Company’s contract liabilities during the nine months ended September 30, 2018 and 2017(in thousands):

	Balance as of January 1, 2018	Additions	Deductions	Balance as of September 30, 2018
Nine months ended September 30, 2018
Contract liabilities:
Deferred revenue	123,783	393	(16,721)	107,455

	Balance as of January 1, 2017	Additions	Deductions	Balance as of September 30, 2017
Nine months ended September 30, 2017
Contract liabilities:
Deferred revenue	108,814	—	(9,044)	99,770

During the three and nine months ended September 30, 2018 we recognized the following revenues as a result of changes in the the contract liability balances in the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	8,684	3,015	16,721	9,044

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

At contract inception, the Company determined that the $120,000 non-refundable upfront amount constituted the entirety of the consideration to be included in the transaction price as the development, regulatory, and commercial milestones were fully constrained. During the year ended December 31, 2016, the Company received $10,000 from NHS in connection with the initiation of the Phase 1b study for SER-262 in CDI. During the year ended December 31, 2017, the Company received $20,000 from NHS in connection with the initiation of the Phase 3 study for SER-109. In the third quarter of 2018, the Company increased the transaction price by $20,000 which represents the milestone the Company is entitled to receive from NHS for initiating the SER-287 phase 2b study planned for later this year. The Company estimated the $20,000 of variable consideration by using the most likely amount method which best predicts the amount of consideration to which the Company will be entitled. The Company included the $20,000 in the transaction price because it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price as of September 30, 2018 was approximately $171,200. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to NHS and therefore have also been excluded from the transaction price.

The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

During the three and nine months ended September 30, 2018 and 2017 the Company recognized $8,684, $16,721, $23,015 and $29,044, respectively, of related party revenue (see Note 12 “Related Party Transactions”) associated with the License Agreement. As of September 30, 2018, there was $107,455 of deferred revenue related to the License Agreement, which is classified as current or non-current in the consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next 12 months. All costs associated with the License Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

9.	Income Taxes

The Company did not provide for any income taxes for the nine months ended September 30, 2018 or 2017.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of September 30, 2018 and December 31, 2017. Management reevaluates the positive and negative evidence at each reporting period.

As of September 30, 2018 and December 31, 2017, the Company had no accrued interest or tax penalties recorded. The Company files income tax returns in the United States and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2012. However, to the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated my still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent it is utilized in a future period. There are no currently ongoing or pending examinations in any jurisdictions.

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

Leases

On November 11, 2015, the Company entered into a non-cancelable property lease with BMR-Sidney Research Campus LLC (“BMR”) for 83,396 square feet of office, laboratory and pilot manufacturing space at 200 Sidney Street, Cambridge, Massachusetts. The lease term commenced in March 2016 and ends in November 2023. The Company has the option to extend the lease twice, each for a five-year period. The Company moved its corporate headquarters to this location in April 2016. BMR has contributed a total of $12,509 toward the cost of tenant improvements.  BMR’s contributions toward the cost of tenant improvements is recorded as a lease incentive obligation on the Company’s consolidated balance sheet. The lease incentive obligation is amortized to the Company’s consolidated statement of operations as reductions to rent expense over the lease term. As of September 30, 2018, the Company has recorded a lease incentive obligation of $8,986 .  During the nine months ended September 30, 2018, the Company amortized $1,326 of this lease incentive obligation as a reduction to rent expense.

During the three and nine months ended September 30, 2018 and 2017, the Company recognized $1,093, $3,299, $1,100 and $3,345 respectively, of rental expense related to office and laboratory space.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2018 or December 31, 2017.

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

The Company did not accrue any liabilities related to legal contingencies in its consolidated financial statements as of September 30, 2018 or December 31, 2017.

11.	Related Party Transactions

As described in Note 8, in January 2016 the Company entered into a License Agreement with NHS for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. NHS is a related party since NHS is an affiliate of Nestlé Health Science, one of the Company’s significant stockholders. During the three and nine months ended September 30, 2018 and 2017, the Company recognized $8,684, $16,721, $23,015 and $29,044 of related party revenue associated with the License Agreement, respectively. As of September 30, 2018, there was $107,455 of deferred revenue related to the License Agreement, which is classified as current or non-current in the consolidated balance sheets. The Company has made no payments to NHS during the three and nine months ended September 30, 2018. There is $217 due from NHS as of September 30, 2018 for the reimbursement of development costs, which is recorded in prepaid expenses and other current assets in the Company’s consolidated balance sheet.

12.	Subsequent Events

Under the terms of the collaboration and license agreement between the Company and NHS dated January 9, 2016, the Company is entitled to receive a $20,000 milestone payment from NHS following initiation of a SER-287 Phase 2 study and a $20,000 milestone payment from NHS following the initiation of a SER-287 Phase 3 study. On November 1, 2018 the Company entered into a letter agreement with NHS which modified the collaboration and license agreement to address the current clinical plans for SER-287. Through the letter agreement, the Company and NHS agreed that following initiation of the SER-287 Phase 2b study, the Company will receive $40,000 in milestone payments from NHS. The letter agreement also provides scenarios under which NHS’ reimbursement to the Company for certain Phase 3 development costs would be reduced or delayed depending on the outcomes of the SER-287 Phase 2b study.

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

All of our product candidates other than SER-109, SER-262, SER-287 and SER-401 are still in pre-clinical development or early stage discovery. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss was $77.7 million for the nine months ended September 30, 2018. As of September 30, 2018, we had an accumulated deficit of $368.1 million and cash, cash equivalents and investments totaling $72.9 million.  Based on our current plans and forecasted expenses, we believe that our existing cash, cash equivalents, and investments as of September 30, 2018, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2019, raising a substantial doubt regarding our ability to continue as a going concern. This evaluation does not take into consideration the potential mitigating effects of any potential contingent milestone payments under our license and collaboration agreement with NHS that we have not earned, including the $40.0 million in milestone payments we could now receive from NHS following the initiation of the SER-287 phase 2b study planned for later this year as a result of entering into a letter agreement with NHS on November 1, 2018 (Note 12). We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. As further discussed in “—Liquidity and Capital Resources” below, these factors raise substantial doubt about our ability to continue as a going concern.

In June 2017 we initiated a Phase 3 clinical study of SER-109, termed ECOSPOR III, in approximately 320 patients with multiply recurrent CDI. Based on analysis of the available clinical, microbiome, and chemistry, manufacturing and control data from our Phase 1b and Phase 2 clinical studies of SER-109, diagnosis of CDI for both study entry and for endpoint analysis will be confirmed by C. difficile cytotoxin assay, rather than polymerase chain reaction, or PCR, which was used in the prior studies. Patients in the SER-109 arm will receive a total SER-109 dose, administered over three days, approximately 10-fold higher than the dose used in the Phase 2 clinical study. The study will evaluate patients for 24 weeks and the primary endpoint will compare the CDI recurrence rate in subjects who receive SER-109 verses placebo at up to eight weeks after dosing. ECOSPOR III enrolment continues to progress, with over 100 sites open across the US and Canada. Several factors have impacted study enrollment, including the C. difficile cytotoxin test required for diagnosis, which has screened out some individuals who might otherwise have been included had we used PCR-based testing, and the widespread availability of unapproved and unregulated fecal microbiota transplantation. We continue to add and implement various operational measures to expedite study enrollment.  Additionally, we are considering alternatives, including study design modification, to expedite the availability of clinical results.

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

Analyses of study patients’ microbiome data, a co-primary study endpoint of the trial, demonstrated that SER-287 induced dose-dependent engraftment of SER-287-derived bacterial species into the colonic microbiome of the patients treated with SER-287. Patients administered vancomycin pre-treatment followed by daily administration of SER-287 had the highest level of SER-287 engraftment, which was statistically significant. This patient cohort corresponded with the study arm where the most significant clinical benefits were observed, including clinical remission and endoscopic improvement. Differences in the composition of the microbiome post treatment were also associated with clinical remission. Bacterial engraftment signatures were durable throughout the dosing period of the trial and were also observed at four weeks post administration of the final SER-287 dose. The SER-287 Phase 1b study microbiome data support the previously reported clinical results. The Company has made operational progress working to initiate a planned SER-287 Phase 2b clinical study. To expedite the time and resources required to obtain top-line results from this study, we have modified the prior planned four arm placebo-controlled study design into a smaller, three arm study in approximately 200 patients that will include two different doses of SER-287, both following pretreatment with oral vancomycin, and a placebo arm. We have designed this study as a potentially pivotal trial, and we are awaiting feedback from the FDA on this final study design.

We are currently in the final stages of initiating a Phase 1b clinical study with our collaborators at MD Anderson Cancer Center, or MDACC, and the Parker Institute for Cancer Immunotherapy, or PICI, of SER-401, a biologically sourced microbiome therapy designed to replicate the bacterial signature found in the approximately one third of patients who have a robust response to anti-PD-1 therapy.   SER-401 is designed to modify the cancer immune set point and meaningfully improve patients’ response to checkpoint inhibitor therapy.  The scientific basis for SER-401 is supported by published findings from our collaborator, Dr. Jennifer Wargo of MDACC, indicating that a specific set of bacteria in the gastrointestinal microbiome can have an important role in determining the immunological response to checkpoint inhibitor therapy. Our own preclinical research has extended these findings and continues to ascertain how specific bacterial species impact the response to checkpoint inhibitors.  These data demonstrate the strong role of specific bacterial species in anti-tumor response to anti-PD-1 therapy and on the impact of the microbiome the immune system and on specific T cell classes, including CD8 and T regulatory cells.

In July 2016, we initiated a SER-262 Phase 1b dose-escalating study, the first clinical trial conducted using a rationally designed ecology of bacteria. SER-262 was designed to be used following CDI antibiotic treatment to prevent an initial recurrence of CDI. We have established various capabilities to enable the development of rationally designed microbiome therapeutics including metagenomic and metabolomic profiling, use of curated reference computational databases and proprietary in silico algorithms for drug design, an extensive proprietary bacterial library, advanced manufacturing processes, and capabilities to conduct pharmacokinetics and pharmacodynamics analyses in clinical studies. SER-262 contains a consortium of 12 bacterial strains derived from a manufacturing process that utilizes in vitro fermentation and does not require human donor material.

The Phase 1b clinical study was a 24-week, randomized, placebo-controlled, dose-escalation trial. The primary endpoints of the study are safety and tolerability and a comparison of the CDI recurrence rate in the SER-262 and placebo groups. Key secondary endpoints include analysis of SER-262 bacterial strain engraftment. Top line clinical and microbiome results from the study are available. No drug-related serious adverse events were observed. No significant differences were observed in the recurrence rates in patients administered SER-262 as compared to placebo, however, we observed a statistically significant reduction in CDI recurrence rates in patients pretreated with vancomycin followed by SER-262, as compared to those treated with metronidazole followed by SER-262. This observation corresponded with an increase in SER-262 microbiome engraftment in patients pretreated with vancomycin. Clinical data from both the SER-262 and SER-287 studies indicate that vancomycin pretreatment supports robust engraftment of our microbiome therapeutic candidates.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Microbiome therapeutics platform	$16,246	$14,504	$46,868	$46,150
SER-109	3,956	5,105	14,829	11,806
SER-262	555	1,226	2,323	3,727
SER-287	2,918	1,375	7,168	3,730
Total research and development expenses	$23,675	$22,210	$71,188	$65,413

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, corporate business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in the three or nine months ended September 30, 2018 or 2017.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report on Form 10-K during the three and nine months ended September 30, 2018 except for the adoption of the new revenue standard discussed in Footnote 8, Collaboration Revenue.

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$8,684	$23,015	$(14,331)
Grant Revenue	371	—	371
Total revenue	9,055	23,015	(13,960)
Operating expenses:
Research and development	23,675	22,210	1,465
General and administrative	7,591	8,119	(528)
Total operating expenses	31,266	30,329	937
Loss from operations	(22,211)	(7,314)	(14,897)
Other income (expense):
Interest income (expense), net	262	379	(117)
Total other income (expense), net	262	379	(117)
Net loss	$(21,949)	$(6,935)	$(15,014)

Revenue

Total revenue was $9.1 million and $23.0 million for the three months ended September 30, 2018 and 2017, respectively. The revenue for both periods principally relates to the recognition of amounts received under the License Agreement.  The decrease is mainly due to the adoption of ASU 2016-08, Revenue from Contracts with Customers (Topic 606), described in detail in Note 8 to our condensed consolidated financial statements.  Additionally, we recognized a $20.0 million substantive milestone under the License Agreement during the three months ended September 30, 2017.

Research and Development Expenses

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Microbiome therapeutics platform	$16,246	$14,504	$1,742
SER-109	3,956	5,105	(1,149)
SER-262	555	1,226	(671)
SER-287	2,918	1,375	1,543
Total research and development expenses	$23,675	$22,210	$1,465

Research and development expenses were $23.7 million for the three months ended September 30, 2018, compared to $22.2 million for the three months ended September 30, 2017. The increase of $1.5 million was due primarily to the following:

•

an increase of $1.7 million in research expenses related to our microbiome therapeutics platform, due primarily to an increase in employee and consulting related expenses of $1.1 million, depreciation expense of $1.1 million, lab supplies of $0.2 million and partially offset by a decrease in facility related expenses of $0.5 million;

•

a decrease of $1.1 million in expenses related to our SER-109 program, due primarily to a $1.2 million decrease in consulting related expenses and slightly offset by an increase in professional fees of $0.1 million;

•

a decrease of $0.7 million in expenses for our SER-262 program primarily driven by a decrease in clinical trial consulting costs of $0.4 million and a decrease in lab supply expense of $0.2 million; and

•	an increase of $1.5 million in expenses for our SER-287 program primarily driven by an increase in clinical trial consulting expenses of $1.0 million and lab maintenance of $0.3 million.

General and Administrative Expenses

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Personnel related (including stock-based compensation)	$3,768	$3,980	$(212)
Professional fees	1,606	2,260	(654)
Facility-related and other	2,217	1,879	338
Total general and administrative expenses	$7,591	$8,119	$(528)

General and administrative expenses were $7.6 million for the three months ended September 30, 2018, compared to $8.1 million for the three months ended September 30, 2017. The decrease of $0.5 million was primarily due to the following:

•	a decrease in personnel related costs of $0.2 million primarily related to stock compensation expense;
•	a decrease in professional fees of $0.7 million due decreases in consulting costs and legal fees; and
•	an increase in facility-related and other costs of $0.3 million primarily due to an increase in IT-related expenses.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2018 and 2017 was $0.3 million and $0.4 million, respectively, and is primarily due to interest income from investing activities.

Comparison of Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$16,721	$29,044	$(12,323)
Grant Revenue	917	-	917
Total revenue	17,638	29,044	(11,406)
Operating expenses:
Research and development	71,188	65,413	5,775
General and administrative	25,063	25,251	(188)
Total operating expenses	96,251	90,664	5,587
Loss from operations	(78,613)	(61,620)	(16,993)
Other income (expense):
Interest income (expense), net	958	1,193	(235)
Total other income (expense), net	958	1,193	(235)
Net loss	$(77,655)	$(60,427)	$(17,228)

Revenue

Total revenue was $17.6 million and $29.0 million for the nine months ended September 30, 2018 and 2017, respectively. The revenue for both periods principally relates to the recognition of amounts received under the License Agreement.  The decrease is mainly due to the adoption of ASU 2016-08, Revenue from Contracts with Customers (Topic 606), described in detail in Note 8. Additionally, we recognized a $20.0 million substantive milestone under the License Agreement during the nine months ended September 30, 2017.

Research and Development Expenses

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Microbiome therapeutics platform	$46,868	$46,150	$718
SER-109	14,829	11,806	3,023
SER-262	2,323	3,727	(1,404)
SER-287	7,168	3,730	3,438
Total research and development expenses	$71,188	$65,413	$5,775

Research and development expenses were $71.2 million for the nine months ended September 30, 2018, compared to $65.4 million for the nine months ended September 30, 2017. The increase of $5.8 million was due primarily to the following:

•

an increase of $0.7 million in research expenses related to our microbiome therapeutics platform, due primarily to an increase in salary and consulting costs of $1.3 million and an increase in professional fees of $0.2 million and is partially offset by a decrease in IT expenses of $0.4 million and facilities and supplies costs of $0.4 million;

•

an increase of $3.0 million in expenses related to our SER-109 program, due primarily to an increase in contract manufacturing costs of $2.4 million, an increase in clinical trial consulting expenses of $1.2 million and increase of $0.2 million in sequencing costs. This is offset by a decrease of $0.9 million in other consulting costs;

•	a decrease of $1.4 million in expenses for our SER-262 program primarily driven by a decrease in clinical trial costs of $0.9 million, and decrease in lab supplies and consumables of $0.5 million; and
•

an increase of $3.4 million in expenses for our SER-287 program primarily driven by an increase in clinical trials costs of $1.4 million, an increase in other consulting costs of $1.1 million and increase in lab supplies and consumables of $0.9 million.

General and Administrative Expenses

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Personnel related (including stock-based compensation)	$12,379	$12,814	$(435)
Professional fees	5,713	6,372	(659)
Facility-related and other	6,971	6,065	906
Total general and administrative expenses	$25,063	$25,251	$(188)

General and administrative expenses were $25.1 million for the nine months ended September 30, 2018, compared to $25.3 million for the nine months ended September 30, 2017. The decrease of $0.2 million was primarily due to the following:

•	a decrease in personnel related costs of $0.4 million primarily related to stock compensation expense;
•	a decrease in professional fees of $0.7 million due to a decrease in legal expenses; and
•	an increase in facility-related and other costs of $0.3 million primarily due to an increase in IT-related expenses of $1.5 million offset by a decrease in office supply expense of $0.5 million.

Other Income (Expense), Net

Other income (expense), net for the nine months ended September 30, 2018 and 2017 was $1.0 million and $1.2 million, respectively, and is primarily due to interest income from investing activities.

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

For the development of NHS Collaboration Products for IBD under a global development plan, we agreed to pay the costs of clinical trials of such products up to and including Phase 2 clinical trials, and 67% of the costs for Phase 3 and other clinical trials of such products, with NHS bearing the remaining 33% of such costs. Under the terms of the License Agreement, we are entitled to receive a $20,000 milestone payment from NHS following initiation of a SER-287 Phase 2 study and a $20,000 milestone payment from NHS following the initiation of a SER-287 Phase 3 study. On November 1, 2018 we entered into a letter agreement, or the Letter Agreement, with NHS which modified the License Agreement to address the current clinical plans for SER-287. We have designed the SER-287 Phase 2b study as a potentially pivotal trial and are awaiting feedback from the FDA on this study design. Through the Letter Agreement, we agreed that following initiation of the SER-287 Phase 2b study, we will receive $40,000 in milestone payments from NHS. The Letter Agreement also provides scenarios under which NHS’ reimbursement to the Company for certain Phase 3 development costs would be reduced or delayed depending on the outcomes of the SER-287 Phase 2b study. For other clinical development of NHS Collaboration Products for IBD, we agreed to pay the costs of such activities to support approval in the United States and Canada, and NHS agreed to bear the cost of such activities to support approval of NHS Collaboration Products in the Licensed Territory.

With respect to development of NHS Collaboration Products for CDI under a global development plan, we agreed to pay all costs of Phase 2 clinical trials for SER-109 and for Phase 3 clinical trials for SER-109. We agreed to bear all costs of conducting any Phase 1 or Phase 2 clinical trials under a global development plan for NHS Collaboration Products other than SER-109 for CDI. We agreed to pay at least 67% and NHS agreed to pay up to 33% of other costs of Phase 3 clinical trials conducted for NHS Collaboration Products other than SER-109 for CDI under a global development plan in certain scenarios. For other clinical development of NHS Collaboration Products for CDI, we agreed to pay costs of such development activities to support approval in the United States and Canada, and NHS agreed to bear the cost of such activities to support approval of NHS Collaboration Products in the Licensed Territory

As of September 30, 2018, we had cash, cash equivalents and investments totaling $72.9 million and an accumulated deficit of $368.1 million.  Based on our current plans and forecasted expenses, we believe that our existing cash, cash equivalents, and investments as of September 30, 2018, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  These factors raise substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash (used in) operating activities	$(75,520)	$(54,915)
Cash provided by investing activities	94,922	46,406
Cash provided by financing activities	223	108
Net decrease in cash, cash equivalents and restricted cash	$19,625	$(8,401)

Operating Activities

During the nine months ended September 30, 2018, operating activities used $75.5 million of cash, primarily due to a net loss of $77.7 million and cash used from changes in our operating assets and liabilities of $16.4 million, partially offset by non-cash charges of $18.6 million.  Net cash used for changes in our operating assets and liabilities during the nine months ended September 30, 2018 consisted of an increase in accrued expenses and other current liabilities of $1.3 million, an increase in accounts payable of $0.1 million, and an increase in prepaid expenses and other current assets of $1.5 million. The increases were partially offset by a decrease in deferred revenue of $16.3 million. The increase in accrued expenses and increase in accounts payable were due to the timing of payments. The decrease in deferred revenue was primarily due to recognition of $16.7 million in collaboration revenue during the nine months ended September 30, 2018.

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

Investing Activities

During the nine months ended September 30, 2018, net cash provided by investing activities was $94.9 million, consisting of sales and maturities of investments of $118.9 million. The increase was partially offset by purchases of investments of $21.8 million and purchases of property and equipment of $2.1 million.

During the nine months ended September 30, 2017, net cash provided by investing activities was $46.3 million, consisting of sales and maturities of investments of $126.1 million. The increase was partially offset by purchases of investments of $75.7 million and purchases of property and equipment of $4.0 million.

Financing Activities

During the nine months ended September 30, 2018, net cash provided by financing activities was $0.2 million in connection with the issuance of common stock under our ESPP plan and $0.2 million from the issuance of common stock and exercise of stock options.  These were partially offset by payments for employee tax obligations relating to vesting of restricted stock units of $0.2 million.

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

As discussed in Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. This evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued or potential contingent milestone payments under our license and collaboration agreement with NHS that we have not earned, including the $40.0 million in milestone payments we could receive from NHS following initiation of the SER-287 phase 2b study planned for later this year. As such, we have determined that our cash runway of less than 12 months along with our accumulated deficit, history of losses, and future expected losses raise substantial doubt about our ability to continue as a going concern within one year of the issuance date of these unaudited condensed consolidated financial statements. While we have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, and, depending on the availability and level of additional financings, potentially new collaborations and reducing cash expenditures, there is no guarantee that we will be successful in these mitigation efforts. Lack of necessary funds may require us, among other things, to delay, scale back, or eliminate some or all of our planned clinical trials.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments was included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2018, our cash, cash equivalents and investments consisted of cash, money market accounts, and investments in corporate bonds, commercial paper, certificates of deposit, treasury bonds, and government securities. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Operating and Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Operating and Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $89.4 million for the year ended December 31, 2017, and $77.7 million for the nine months ended September 30, 2018. As of September 30, 2018, we had an accumulated deficit of $368.1 million. To date, we have financed our operations through the initial public offering of our common stock, private placements of our preferred stock, milestone payments under the licensing agreement with Nestec, Ltd., or NHS, and loan financing. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting pre-clinical studies and clinical trials. We have not completed development of any of our product candidates, which we call Ecobiotic microbiome therapeutics, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future.  We anticipate that our expenses may increase substantially as we:

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

As discussed in Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report under Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), or, ASC 205-40, we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. Under ASC 205-40, this evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Since we currently anticipate that our existing financial resources will enable us to meet forecasted operating plans into the second quarter of 2019, we have determined that our cash runway of less than 12 months along with our accumulated deficit, history of losses, and future expected losses meet the ASC 205-40 standard for raising substantial doubt about our ability to continue as a going concern within one year of the issuance date of our condensed consolidated financial statements. We may not be successful in our mitigation efforts, which primarily consist of raising additional capital through some combination of equity or debt financings, and/or potential new collaborations and reducing cash expenditures. Lack of necessary funds may require us, among other things, to delay, scale back, or eliminate some or all of our planned clinical trials.

We will need additional funding in order to complete development of our product candidates and commercialize our products, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Our expenses may increase in connection with our ongoing activities, particularly as we continue the clinical development of SER-109, including conducting the Phase 3 clinical study, continue the clinical development of SER-287, including conducting the Phase 2b clinical study, initiate clinical studies of SER-401, and continue to research, develop and initiate clinical trials of SER-301 and SER-155 and our other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We do not expect that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements for a one-year period from the issuance of these condensed consolidated financial statements. This estimate excludes net cash flows from future business development activities. In addition, the specifics of existing and future clinical trial activities could impact capital requirements and cash projections. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Since our inception in October 2010, we have devoted substantially all of our resources to developing our clinical and pre-clinical program, building our intellectual property portfolio, developing our supply chain, planning our business, raising capital and providing general and administrative support for these operations. We have completed our Phase 1b and a Phase 2 clinical study of SER-109, our lead product candidate, and have reported top-line data in our Phase 1b studies of SER-287 and SER-262. We have not yet demonstrated our ability to successfully complete any Phase 3 clinical study or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Third-party manufacturers may not be able to comply with current good manufacturing processes, or cGMP, regulations or similar regulatory requirements inside or outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. The contract manufacturers we rely on to produce SER-109, SER-287, and SER-401 have never produced an FDA-approved therapeutic. If our manufacturers are unable to comply with cGMP regulation or if the FDA or other regulators do not approve their facility upon a pre-approval inspection, our therapeutic candidates may not be approved or may be delayed in obtaining approval. In addition, there are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing our products. Therefore, our product candidates and any future products that we may develop may compete with other products for access to manufacturing facilities. Any failure to gain access to these limited manufacturing facilities could severely impact the clinical development, marketing approval and commercialization of our product candidates.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. Except for our clinical production facility in Massachusetts, we do not currently have arrangements in place for redundant supply of SER-109, SER-287, and SER-401 product.  We do not currently have a second source for required materials used for the manufacture of finished SER-109, SER-287, or SER-401 product. If our current manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and anticipated future dependence upon others for the manufacture of our product candidates or products could delay, prevent or impair our development and commercialization efforts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15

3.2	Amended and Restated Bylaws	8-K	001-37465	3.2	7/1/15

4.1	Amended and Restated Investors’ Rights Agreement, dated December 19, 2014, by and between the Registrant and each of the investors listed on Schedule A thereto	S-1	333-204484	4.1	5/27/15

10.1	Employment Agreement dated October 5, 2018, by and between the Registrant and Kevin Horgan, M.B.					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Operating and Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Operating and Financial Officer					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERES THERAPEUTICS, INC.

Date: November 8, 2018	By:	/s/ Eric D. Shaff
Eric D. Shaff
Chief Operating and Financial Officer and Executive Vice President (principal financial and accounting officer)