Form 10-K
period 2018-12-31
Seres Therapeutics, Inc.
filed 2019-03-06
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 29, 2018, was $177,045,629.

As of February 28, 2019, there were 41,048,360 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

TRADEMARKS, SERVICE MARKS AND TRADENAMES

We have proprietary rights to trademarks used in this Annual Report on Form 10-K, including Ecobiotic, which are important to our business and many of which are registered under applicable intellectual property laws. Solely for convenience, the trademarks, service marks, logos and trade names referred to in this Annual Report on Form 10-K are without the ® and ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks, service marks and trade names. This Annual Report on Form 10-K contains additional trademarks, service marks and trade names of others, which are the property of their respective owners. All trademarks, service marks and trade names appearing in this Annual Report on Form 10-K are, to our knowledge, the property of their respective owners. We do not intend our use or display of other companies’ trademarks, service marks, copyrights or trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I

Item 1. Business

Overview

We are a microbiome therapeutics platform company developing a novel class of biological drugs, which we refer to as Ecobiotic® microbiome therapeutics. The human microbiome is an ecosystem of microorganisms, including bacteria, fungi and viruses, that, when unhealthy, or dysbiotic, can leave the body more susceptible to infections, metabolic disorders, allergies, autoimmune disease, inflammation and other serious conditions. Our drug candidates are designed to restore health by repairing the function of a dysbiotic microbiome. We are initially focused on implementing our microbiome therapeutics platform to develop Ecobiotic microbiome therapeutics that treat dysbiosis in the colonic microbiome, one of the most diverse microbial ecologies in the human body.

The human microbiome is one of the richest and most diverse ecosystems on earth, with a population of approximately 30 – 50 trillion microorganisms that live in our intestines, mouth, skin and elsewhere in or on the body. In a healthy, symbiotic state the colonic microbiome plays an important role in human health, helping the body digest food, resist pathogens, regulate the metabolic systems, develop and regulate the immune system and synthesize essential nutrients and vitamins. However, the colonic microbiome may change in composition for a variety of reasons, including in response to antibiotics or following gastrointestinal infection. These changes in composition may result in the loss of key commensal microbes and/or the gain of pathogenic microbes, resulting in a state of dysbiosis, and associated loss or gain of metabolic and/or immune function. While the study of the human microbiome is not new, the scientific community’s understanding of the microbiome, and the colonic microbiome in particular, has been significantly advanced through metagenomics, which has enabled the broader understanding of the human microbiome at the organismal, functional and community level. Scientific research has correlated dysbiosis in the colonic microbiome with various conditions, including: infectious diseases, metabolic diseases, and inflammatory and immune diseases and cancer.

We are developing a new approach to treating disease by modulation of the dysbiotic colonic microbiome by using our Ecobiotic microbiome therapeutics to improve patient outcomes. Our approach is premised on the hypothesis that the proximal cause of many diseases is a dysbiosis in the natural state of the colonic microbiome. We believe that the restoration of a dysbiotic colonic microbiome using Ecobiotic microbiome therapeutics represents a paradigm shift in the approach to treating underlying disease. There are currently no therapeutics approved by the U.S. Food and Drug Administration, or the FDA, that are designed to restore the microbiome to a healthy state.

Our approach to discovery and design is based on an iterative bedside-to-bench-to-bedside drug discovery strategy, i.e. reverse translation that begins with data on the human microbiome that we gather from clinical studies. From these clinical data, we identify the microbiological and functional differences between a healthy and a diseased microbiome, which we then use to design potential Ecobiotic microbiome therapeutics. After further in-lab preclinical testing, selected Ecobiotic microbiome therapeutic candidates are then studied in clinical trials. We apply a comparative genomic systems biology framework that leverages proprietary computational, microbiological and screening capabilities to design lead candidates that target the microbiological and functional deficiencies identified in the setting of human disease. We are able to apply this framework and experience to clinical data sets from published studies and those generated with our collaborators, as well as to the proprietary clinical data set we have generated through our clinical trials. We believe we can utilize our knowledge and data to design Ecobiotic microbiome therapeutics to treat various medical conditions. We also have advanced capabilities in pharmacokinetic and pharmacodynamic analytics, and the production and formulation of colonic bacteria as well as spore forms of bacteria into therapeutics. We believe that the combination of experience, proprietary data and proprietary know-how that comprise our microbiome therapeutics platform provides us with a competitive advantage in the design and development of microbiome therapeutics. Further, our approach and platform, which enable the design, testing, optimization, manufacturing and formulation of Ecobiotic microbiome therapeutic candidates, provide a framework that we believe can significantly reduce the time typically required to advance therapeutics to the clinic.

Using our microbiome therapeutics platform, we are focusing our resources on obtaining clinical results from our highest-priority, clinical programs in ulcerative colitis, or UC, a form of inflammatory bowel disease, or IBD, with SER-287, Clostridium difficile infection, or CDI, with SER-109, and our recently initiated Phase 1b study with SER-401 in patients with metastatic melanoma, as well as our preclinical SER-301 program in UC.

The clinical development of SER-287 to treat UC, is supported by successful clinical and preclinical studies. Preclinical colitis animal models and in vitro screens provide evidence that SER-287 administration has the potential to result in reduced pathology and modulation of inflammatory and immunological functional pathways.  Published clinical reports also suggest that modulation of the microbiome through repetitive fecal microbiota transplantation, or FMT may lead to meaningful clinical response in UC patients.

We completed our Phase 1b clinical study for our UC drug candidate, SER-287, in subjects with active mild to moderate UC who were failing current therapies.  The results of the SER-287 Phase 1b study, a randomized, double-blinded, placebo-controlled, multiple-dose, induction study enrolled patients with active mild-to-moderate UC, with Total Modified Mayo scores of 4 to 10 were positive. The study enrolled 58 subjects who exhibited pre-study disease activity despite treatment with standard-of-care therapeutics. SER-287 safety and tolerability was a primary study endpoint. The study showed no imbalance in adverse events in SER-287-treated patients as compared to patients treated with placebo and no drug-related serious adverse events were observed.

Analyses of microbiome data, a co-primary endpoint of the trial, showed that SER-287 induced regimen-dependent engraftment of SER-287 derived bacterial species into the colonic microbiome of patients treated with SER-287. Patients administered vancomycin pre-treatment followed by daily administration of SER-287 had the highest level of SER-287 engraftment, which was statistically significant. This patient cohort corresponded with the study arm where the most significant clinical benefits were observed, including clinical remission and endoscopic improvement. Differences in the composition of the microbiome post treatment were also associated with clinical remission. Bacterial engraftment signatures were durable throughout the dosing period of the trial and were also observed at four weeks post administration of the final SER-287 dose.  The pharmacologic impact of the SER-287 engraftment was supported by metabolomic and transcriptomic data. Analysis of metabolites and gene expression signatures associated with inflammation and immune modulation, were observed to be correlated with remission in SER-287 treated subjects.

Based on these encouraging data from the Phase 1b trial, in December 2018, we initiated our Phase 2b trial, ECO-RESET, evaluating SER-287 in patients with active mild-to-moderate UC. Based on feedback obtained from the FDA on the SER-287 Phase 2b study design, we believe the study could serve as one of two required pivotal trials supporting potential future registration of SER-287. The Phase 2b study is a three-arm placebo-controlled trial of approximately 200 patients with active mild-to-moderate UC. Two groups of patients will receive different doses of SER-287, both following pretreatment with a short course of oral vancomycin. A third study arm will receive placebo. The study’s primary endpoint will evaluate clinical remission measured after 10 weeks of SER-287 administration. Endoscopic improvement will be measured as a secondary efficacy measure.  We expect to complete trial enrollment by mid-2020.

Our Phase 3 clinical candidate, SER-109, is designed to rapidly and durably correct dysbiosis in the colonic microbiome in the setting of recurrent CDI. CDI is most often caused by the use of broad spectrum antibiotics which create a dysbiosis of the microbiome, thus increasing susceptibility to infection by Clostridium difficile, or C. difficile, a spore forming bacterium. C. difficile expresses toxins leading to debilitating diarrhea in affected individuals, and which can also cause more severe outcomes, such as inflammation of the colon (colitis), toxic megacolon and death. The U.S. Centers for Disease Control, or CDC, has identified CDI as one of the top three most urgent antibiotic-resistant bacterial threats in the United States. It is the most common cause of hospital acquired infection in the United States and has overtaken methicillin-resistant Staphylococcus aureus, or MRSA in incidence of disease. CDI is responsible for the deaths of approximately 29,000 Americans each year. Based on an epidemiological study conducted by the CDC, the incidence of CDI in the United States, was estimated to be 453,000 (95% confidence interval, 397,100 to 508,500) (Lessa et. al., Burden of Clostridium difficile Infection in the United States, New England J. of Medicine, 2015). While the epidemiological data are varied outside the United States due to the widespread use of antibiotics, CDI is a growing global disease. The standard of care for CDI is to treat with antibiotics. In many cases, antibiotic treatments may resolve the acute infection caused by C. difficile. However, these antibiotic treatments kill beneficial bacteria indiscriminately, inducing a dysbiosis of the microbiome and potentially making patients more susceptible to a recurrence of CDI. For those patients who experience a CDI recurrence, it is likely that dysbiosis of the microbiome is the proximal cause of disease. Published data suggests that the risk of recurrence is approximately 25% after the primary CDI, 40% after a first recurrence and as high as 60% for those experiencing two or more recurrences.

SER-109 is a donor-derived, purified bacterial spore-based microbiome therapeutic candidate consisting of an average of approximately 50 bacterial species purified from healthy donor stool. SER-109 is designed to prevent further recurrences of CDI in patients with recurrent CDI by restructuring the dysbiotic microbiome to a state that resists C. difficile growth and colonization. If approved by the FDA, SER-109 could be a first-in-field oral microbiome drug. We initiated a Phase 3 clinical study of SER-109 in approximately 320 patients with multiply recurrent CDI. The on-going study is designed to evaluate patients for 24 weeks with the primary endpoint of comparing the C. difficile recurrence rate in subjects who receive SER-109 verses placebo at up to eight weeks after dosing.

We continue to enroll the SER-109 Phase 3 study for patients with recurrent CDI despite the widespread use of FMT to treat CDI. As interference from this uncontrolled, understudied and unapproved product has impacted the enrollment rate of our SER-109 placebo-controlled clinical trial, we are evaluating modification of the study design to expedite clinical results.

Our SER-301 program is in preclinical discovery and bioprocess development.  SER-301 is being rationally designed by utilizing our reverse translational microbiome therapeutics platform to incorporate learnings from our SER-287 and SER-262 clinical studies.  We have identified specific bacterial species that engraft and are associated with clinical remission, and further we have identified metabolites made by these bacteria that correlate with clinical efficacy.  We also have gene expression data from patient mucosal biopsies showing which genes and pathways are favorably altered by SER-287 treatment.  All of these data are being leveraged in the design of SER-301.

We are also developing SER-401, for use with checkpoint inhibitors, or CPIs, in patients with solid tumors to enhance efficacy and improve survival. SER-401 is a microbiome therapeutic candidate sourced from healthy individuals who have been identified to have a microbiome signature that is similar to that observed in cancer patient responders to CPIs. CPIs block the mechanisms by which cancers evade detection and destruction by the immune system.  Observational studies of humans by a group led by our collaborator, Dr. Jennifer Wargo of MD Anderson Cancer Center, or MD Anderson, suggest that microbiome composition impacts response to CPIs. This has been supported by mouse model studies conducted by us and at MD Anderson that show that colonization with human responder microbes affected tumor response to CPI treatment, versus mice colonized with CPI non-responder microbes. These effects are thought to be a result of a specific microbiome “signature” enriched in certain members of the Firmicutes phylum of bacteria. We are working in collaboration with MD Anderson and the Parker Institute for Cancer Immunotherapy, or the Parker Institute, to evaluate the potential of SER-401, based upon this signature, and to modulate the immunological tone of subjects to improve response in patients with metastatic melanoma to CPI treatment. MD Anderson granted Seres an exclusive option, with pre-defined financial terms, to license intellectual property rights from them related to the use of bacteria in combination with CPIs. In collaboration with the Parker Institute and MD Anderson, we initiated a Phase 1b study of SER-401 in patients with metastatic melanoma.  Patients will be treated with either CPI alone, or in combination with SER-401, and observed for tumor regression and biomarkers of response to CPI. We expect to obtain Phase 1b study results in 2020.

On February 7, 2019, we announced corporate changes to focus our resources. We will now concentrate on completing the recently-initiated SER-287 Phase 2b study in mild-to-moderate UC, obtaining results from the ongoing SER-109 Phase 3 study for recurrent CDI and advancing the SER-401 Phase 1b study, in collaboration with the Parker Institute and MD Anderson, to evaluate augmenting CPI response in patients with metastatic melanoma. We will also continue to pursue focused preclinical activity on SER-301, a rationally-designed microbiome therapeutic candidate for UC, leveraging learnings obtained from our prior clinical study results.  In connection with the prioritization of these therapeutic candidates, we made changes to our management team and committed to a workforce reduction plan to reduce headcount by approximately 30 employees.

Other Programs

In July 2016, we initiated a SER-262 Phase 1b dose-escalating study, the first clinical trial conducted using a rationally designed, fermented consortium of bacteria. SER-262 was rationally designed to be used following antibiotic treatment to prevent an initial recurrence of CDI. We have established various capabilities to enable the development of rationally designed microbiome therapeutics including metagenomic and metabolomic profiling, use of curated reference computational databases and proprietary in silico algorithms for drug design, an extensive proprietary bacterial library, advanced manufacturing processes, and capabilities to conduct pharmacokinetics and pharmacodynamics analyses in clinical studies. SER-262 contains a consortium of 12 bacterial strains derived from a manufacturing process using fermentation and does not require human donor material.

The Phase 1b clinical study was a 24-week, randomized, placebo-controlled, dose-escalation trial. The primary endpoints of the study were safety and tolerability and a comparison of the CDI recurrence rate in the SER-262 and placebo groups. Key secondary endpoints included analysis of SER-262 bacterial strain engraftment. Top line clinical and microbiome results from the study are available. No drug-related serious adverse events were observed. No significant differences were observed in the recurrence rates in patients administered SER-262 as compared to placebo.  However, we observed a statistically significant reduction in CDI recurrence rates in patients pretreated with vancomycin followed by SER-262, as compared to those treated with metronidazole followed by SER-262. This observation corresponded with an increase in SER-262 microbiome engraftment in patients pretreated with vancomycin. We believe the analyses of clinical data from both the SER-262 and SER-287 Phase 1b studies suggests that vancomycin pretreatment may augment engraftment of our microbiome therapeutic candidates.

We are also designing SER-155, a rationally designed, fermented microbiome therapeutic candidate designed to correct dysbiosis in patients following allogeneic hematopoietic stem cell transplants, or allo-HSCT, or solid organ transplants. This preclinical program is based on published clinical evidence from our collaborators at Memorial Sloan Kettering Cancer Center showing that allo-HSCT patients with dysbiosis are far more likely to die due to infection and/or lethal graft versus host disease, or GvHD. In November 2017, we were awarded a highly-competitive grant from Combating Antibiotic-Resistant Bacteria Accelerator, or CARB-X, to support continued preclinical research and early development work for SER-155. The CARB-X grant provides us with up to $2.5 million of research funding with potential for an additional $3.1 million for manufacture and investigational new drug application, or IND, upon completion of milestones.

We continue to evaluate microbiome pharmacokinetic and pharmacodynamic data from the SER-262 Phase 1b study, in addition to insights gained from research efforts with our other rationally designed Ecobiotic microbiome therapeutic candidates, in order to determine next steps in the development of both SER-262 and SER-155.

We have completed early stages of researching Ecobiotic microbiome therapeutics for the treatment of metabolic diseases, such as non-insulin dependent diabetes, non-alcoholic steatohepatitis, or NASH, and metabolic syndrome.  Research in these indications has focused on identifying microbiome signatures associated with various disease states and early discovery efforts to identify Ecobiotic consortia that could impact specific functional defects in the microbiome.

We have assembled a world class group of scientists, clinicians, directors and investors, who have established our leadership in the field of microbiome therapeutics. We were co-founded by Drs. Noubar Afeyan, David Berry and Geoffrey von Maltzahn of Flagship Pioneering. Through Flagship Pioneering’s contribution of foundational scientific concepts and intellectual property, assembly of our management team and critical early-stage support, we launched as the first company focused on the ecological nature of the microbiome. Led by Eric Shaff, our President and Chief Executive Officer, our experienced management team possesses core capabilities in microbiome therapeutics, drug development, commercialization, chemistry, manufacturing and controls, or CMC, public company management and finance. Our management team has extensive experience in microbial ecology, microbiology and live biological products, with over 25 years of experience studying the microbiome and over 60 published papers on the science of the microbiome. Additionally, our team has extensive experience in building out commercial capabilities in specialty diseases and has a track record for success in the commercialization of vaccine products, which have analogous manufacturing processes to that of Ecobiotic microbiome therapeutics.

Our Strategy

Our goal is to remain the leading biopharmaceutical company developing and commercializing microbiome therapeutics to address significant unmet medical needs. We intend to focus in the near term on the highest priority clinical programs which we believe will optimally advance our pipeline: SER-287 for UC; SER-109 for recurrent CDI; and the SER-401 immuno-oncology program. We also intend to continue to strengthen our next generation of rationally designed, fermented microbiome therapeutic approach with SER-301 for UC being our lead candidate. The critical components of our strategy include:

Advancing our Programs

•

Continuing clinical development of SER-287 for the treatment of UC. The clinical development of SER-287 to treat UC is supported by both clinical and preclinical studies in multiple animal models of colitis that provide evidence that SER-287 administration may result in reduced inflammation.  Published clinical reports suggest that modulation of the microbiome through repetitive FMT may lead to meaningful clinical response in certain UC patients. In December 2015, we initiated a Phase 1b clinical trial evaluating SER‐287 in patients with mild‐to‐moderate UC who were failing current therapies. In October 2017, we announced positive topline results from our Phase 1b clinical trial of SER-287 in patients with UC. The SER-287 Phase 1b study, a randomized, double-blinded, placebo-controlled, multiple-dose, induction study enrolled patients with active mild-to-moderate UC, with Total Modified Mayo scores of 4 to 10. The study enrolled 58 patients at 20 sites across the United States. Study subjects exhibited pre-study disease activity despite use of current therapies in a majority of subjects, which included 5-amino-salacylic acid, low dose corticosteroids, or immunomodulatory therapy. Based on the encouraging data from the Phase 1b trial, in December 2018, we initiated our Phase 2b trial, ECO-RESET, evaluating SER-287 in patients with active mild-to-moderate UC. Based on feedback obtained from the FDA on the SER-287 Phase 2b study design, the study could serve as one of two required pivotal trials supporting potential future registration of SER-287. The Phase 2b study is a three-arm placebo-controlled trial of approximately 200 patients with active mild-to-moderate UC. Two groups of patients will receive different doses of SER-287, both following pretreatment with a short course of oral vancomycin. A third study arm will receive placebo. The study’s primary endpoint will evaluate clinical remission measured after 10 weeks of SER-287 administration. Endoscopic improvement will be measured as a secondary efficacy measure.  SER-287 has been awarded Orphan Drug Designation designation for pediatric UC.

•

Advancing the development of our lead product candidate, SER-109, for the prevention of further recurrences of CDI in patients with recurrent CDI. SER-109 has been granted both Orphan Drug and Breakthrough Therapy designation by the FDA for the treatment of CDI. Breakthrough Therapy designation provides for intensive guidance from the FDA in an effort to expedite the drug development process. In our randomized, double-blind, placebo-controlled Phase 2 clinical study, 44% of subjects (26 of 59) who received SER-109 experienced a recurrence at the 8-week endpoint compared to 53% of subjects (16 of 30) who received placebo, a result that was not statistically significant. Based on a detailed analysis of clinical, microbiome and CMC factors that may have contributed to the outcome of this study, as well as our earlier Phase 1b/2 clinical study and following discussions with the FDA, a new SER-109 clinical study in approximately 320 patients with multiply recurrent CDI was initiated in June 2017. Study participants are being randomized 1:1 between SER-109 and placebo and receiving a total dose that is approximately 10-fold higher than in the Phase 2 study, administered over three consecutive days.

•

Developing SER-401 for use with CPIs in patients with solid tumors. We are developing SER-401 for administration in combination with CPI treatment to increase efficacy in patients with solid tumors.  The design is being driven by insights from our collaborators at MD Anderson and recent published data in a number of high-profile scientific journals from other international research groups that suggest that the microbiome may impact patients’ response to CPI treatment.

Together with our collaborators, we have initiated a Phase 1b multicenter study in metastatic melanoma patients as part of our collaboration with MD Anderson and the Parker Institute.
•

Developing SER-301 for the treatment of IBD. We are designing and developing SER-301, a rationally designed, fermented, Ecobiotic microbiome therapeutic candidate for the treatment of IBD leveraging pharmacokinetic and pharmacodynamic data from our SER-287 clinical trial, our knowledge of modulation of dysbioses seen in patients with UC, as well as insights from our SER-262 clinical study.

Advancing Our Capabilities

•

Leveraging our leading reverse translation microbiome therapeutics platform to develop additional innovative and novel Ecobiotic microbiome therapeutics across a range of serious medical conditions with high unmet need including infectious and inflammatory disease and disease associated with modulation of host immunity. We believe that the combination of experience, proprietary data and proprietary know-how related to the microbiome and of the production of microbial strains provides us a competitive advantage in the design and development of microbiome therapeutics. Our platform enables us to build upon our existing and growing clinical experience to rationally design treatments for acute and complex chronic diseases. We intend to leverage this advantage to develop additional innovative Ecobiotic microbiome therapeutics.

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

Understanding the Microbiome and Its Impact on Disease

Among the various microbial ecosystems in the human body, the colonic microbiome is the most diverse microbial communities with about 100 billion bacterial cells per milliliter. In a healthy, symbiotic state the colonic microbiome enables the body to function normally. However, the colonic microbiome can change in composition, such as in response to long-term or high-dose exposure to antibiotics or following a gastrointestinal infection. As a result, there can be a loss of key microbes that results in a state of dysbiosis. Dysbiosis of the microbiome is associated with a wide range of disease and infections.

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

Historically, researchers studied microbes in patients by isolating pathogens and growing them in culture. This process typically identifies only a limited diversity of microbial species. The HMP used metagenomic sequencing technologies to analyze 5,000 samples, representing more than 3.5 terabases of genome sequence data, to identify specific genetic sequences found only in bacteria. The most recent studies estimate that 30-50 trillion bacterial cells comprising more than 1,000 unique bacterial species occupy the human ecosystem. Importantly, HMP researchers have discovered that different consortia of microbes may accomplish the same metabolic activity, and the presence of those metabolic activities is more important than the exact species of microbe providing the function. Results from the HMP have provided a robust baseline microbiome against which disease states can be compared.

Complementing the HMP baseline data, numerous scientific studies are emerging in both animals and humans, suggesting that many human diseases are correlated with dysbiosis of the microbiome. These include infections, such as CDI or vancomycin-resistant Enterococcus, or VRE; inflammatory diseases, such as UC, Crohn’s disease and pouchitis; autoimmune disease and cancer, including immune-oncology related applications; and further metabolic disorders, such as early-stage, non-insulin dependent diabetes, obesity and non-alcoholic fatty liver disease, or NAFLD/NASH. Examples of some studies include:

•

A study published in PLOS Pathogens in 2012 suggested that a mixture of six different bacteria found naturally in the gastrointestinal system of mice, when isolated from stool and reintroduced into the infected mice, was effective at suppressing CDI (Lawley et al., PLOS Pathogens, 2012). Researchers in the study found that a single treatment of the bacteria was sufficient and that the suppression lasted for months. We observed that SER-262, our clinical consortium of human-derived bacterial species formulated as spores, protected mice from disease in a CDI model.

•

A placebo-controlled, randomized, blinded clinical study published in Gastroenterology in 2015 showed that repetitive FMT delivered via enema weekly for 6 weeks induced clinical remissions in 24% of patients with active UC compared to 5% receiving placebo (Moayyedi et al., Gastroenterology, 2015).   This study utilized endoscopy, a direct visualization of the colon, before and after treatment to assess the efficacy of FMT, thus demonstrating the role of the microbiome in treating active UC. A subsequent randomized, placebo controlled, blinded study of FMT delivered via enema 5 days per week for 8 weeks demonstrated similar clinical remission rates: 27% receiving FMT and 8% receiving placebo (Paramsothy et al., Lancet, 2017). Most recently, a study of FMT delivered by a colonoscopy followed by 2 enemas to UC patients resulted in similar outcomes:  32% receiving donor-FMT and 9% receiving autologous control (Costello et al, JAMA, 2019). We announced top-line clinical data from our Phase 1b clinical trial for SER-287 in October 2017.  In this trial, patients with mild-to-moderate UC, receiving a vancomycin pre-treatment followed by a daily oral dose of SER-287 for 8 weeks achieved a 40% rate of clinical remission compared to no clinical remission for treatment with placebo. This analysis followed the intent-to-treat, or ITT, “worst case” analysis used for drug registration studies in which missing data is counted as failure.

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

•

Two studies in mouse cancer models, both published in Science in 2015, demonstrated that the anti-tumor response to immune CPIs could be enhanced by altering the microbiome (Velizou et al., Science 2015; Slvan et al., Science 2015). More recently, independent groups from MD Anderson, the Institute Gustave Roussy in Paris, France, and the University of Chicago have published data from human studies showing that cancer patients who successfully respond to immune CPIs tend to have a distinct microbiome from patients who do not respond. Moreover, when human fecal samples from responding and non-responding patients are transferred into mice, these have been shown to exhibit the same response to CPIs in tumor model experiments as their human donors (Golpalakrishnan et al, Science, 2017; Routy et al, Science, 2017; Matson et al, Science, 2018).  Taken together, these results suggest that microbiome therapies might improve the efficacy of CPIs in treating cancer.

There are currently no microbiome therapeutics approved by the FDA. We believe that the ability to develop drugs that are able to modulate the microbiome and return a dysbiotic microbiome to its healthy state presents a significant opportunity to improve human health.

Our Microbiome Therapeutics Platform

We have developed the leading microbiome therapeutics platform, which we believe enables us to significantly reduce the time typically required to advance therapeutics to the clinic, and ultimately, to the market.  We use reverse translation, the practice of driving discovery based on human data sets to improve the translatability of a preclinical program.  Specifically, we start with data sets from both healthy subjects and patients to delineate at high-resolution the composition of the microbiome and physiological state of subjects and identify specific signatures in the microbiome that associate with disease or the onset of disease; these in-human insights are leveraged in preclinical drug design and development.

Our discovery process begins with human data derived from clinical trials and cohort studies, which we use as a basis for designing our Ecobiotic microbiome therapeutic candidates. We compare healthy, normal colonic microbiomes to those in an unhealthy dysbiotic or disease state, revealing the ecological and functional differences between various states of disease and during the transition from health to disease or vice versa. We then develop our Ecobiotic microbiome therapeutic candidates to target these differences. Our clinical data from the SER-109, SER-262 and SER-287 programs, and microbiome data generated with external collaborators, serve to instruct us on how the introduction of certain keystone microbes have the potential to restructure a dysbiotic colonic microbiome and shift it to a non-disease state.

We have developed a proprietary suite of bioinformatics and computational tools, which facilitate our insights into the human microbiome.  Using whole metagenomic shotgun sequencing, and our proprietary, curated, reference database of novel bacterial genomes, our algorithms enable us to track changes in the microbiome at the level of bacterial species and individual strains.  We have also developed tools integrating gene profiling and metabolomics data (the small molecules made by the microbiome) with genomic data (the collection of bacteria defined by sequencing) to understand the functions related groups of organisms contribute to the state of disease or health.  Further, we have established de novo analytics for pharmacokinetic and pharmacodynamic assessments of microbiome therapeutics.

Our proprietary strain library of over 35,000 bacterial isolates from healthy donors and patients enables us to translate computational insights into defined compositions.  It includes the majority of the HMP’s “most wanted” and many novel species not described in other databases or the scientific literature.  Using proprietary assays and full-genome sequences, we characterize the functional capabilities of the bacteria in our strain library, based on both metabolomics and how the bacteria interact with human colonic epithelial cells and human immune cells.  We also seek to understand how these microbes improve the health of barrier cells in the gut and how this may impact immune responses.

We select bacteria from our library with specific predicted properties using novel algorithms for functional design and grow the compositions in the lab to be tested both in vitro and in vivo animal models.  Our animal models include conventional mice, germ-free mice, and “humanized” mice that possess only bacteria derived from humans, which we developed to minimize confounding variables presented by murine microbes.  Data from our in vitro and in vivo screens are analyzed and used to optimize compositional designs; introducing new bacterial strains and optimizing existing strains until we identify a lead composition suitable for clinical testing.

Finally, we manufacture the bacterial composition under current Good Manufacturing Practices, or cGMP, which are required by FDA and European regulators. We believe our unique manufacturing capacities position us to exploit the insights of our proprietary human data and the novel biology of species and strains that have not previously been used for therapeutics. We have optimized fermentation conditions to generate spores and enhance bacterial yields in anaerobic fermentation and have in-house capabilities to formulate both spores and live non-spore bacteria.  Our manufacturing facility in Cambridge, Massachusetts was designed to be fit-for-purpose and is highly differentiated compared to the offerings of commercial contract research organizations.  We address quality control requirements for our Ecobiotic microbiome therapeutic candidates using proprietary microbiological and sequence-based testing schemes, including high-throughput quantitative analytics to assess the identity, potency and purity of the final product. These methods have been qualified to meet regulatory standards for live biotherapeutic products.

Taken together, we believe our platform, spanning drug discovery, preclinical translation, and novel manufacturing and quality control approaches, has enabled a field leading pipeline across a range of therapeutics areas.

Disease Overview and Our Product Pipeline

We believe our Ecobiotic microbiome therapeutic candidates represent a novel approach with potential application across a broad range of human diseases.  SER-287 is under development for the treatment of active mild-to-moderate UC and has completed a Phase 1b study in the United States. SER-287 has been designated an Orphan Drug for pediatric UC by the FDA. We are designing SER-301, a rationally-designed, fermented Ecobiotic microbiome therapeutic candidate, for the treatment of IBD.  Our most advanced drug development program, SER-109, focuses on recurrent CDI. SER-109 has been designated as a Breakthrough Therapy and an Orphan Drug by the FDA. Based on feedback received from the FDA, we have initiated a Phase 3 SER-109 clinical study in approximately 320 patients with multiply recurrent CDI. We are designing SER-401 for combination therapy with immune CPIs in cancer. We have also conducted early stage research on potential Ecobiotic microbiome therapeutic candidates for the treatment of metabolic disorders, such as early-stage, non-insulin dependent diabetes, NASH, and metabolic syndrome. Research in these indications is focused on developing Ecobiotic drugs that address specific functional defects in the microbiome, including the specific metabolic products made by the microbes.  We believe this approach may enable pursuit of a range of disorders including various forms of liver disease and rare genetic diseases of metabolism.

Ulcerative Colitis, SER-287 and SER-301

UC is a relapsing-remitting chronic inflammatory disorder affecting the mucosal surface of the colon, leading to episodes of bloody diarrhea, urgency and mucosal inflammation (Danese and Fiocchi, 2011), which generally begins in young adulthood and endures for life. As the disease mostly affects young and middle-aged individuals, a time of peak reproductive and economic productivity, the disease leads to decreased quality of life in those affected by the condition, high morbidity, and significant health economic burden. (Ghosh and Mitchell, 2007; Kappelman et al., 2008; Rubin et al., 2014; Theede et al., 2015) The incidence of UC is rising worldwide and the prevalence of the disease is highest in the United States, Canada, and Europe. In the United States alone, the prevalence of UC in adults is estimated to be 263 per 100,000, while in the pediatric population (age <20 years), prevalence of the disease is estimated to be 33.9 per 100,000. (Kappelman et al., 2013)

UC is characterized by recurring episodes of inflammation limited to the mucosal layer of the colon. The severity of symptoms, diarrhea associated with blood and abdominal pain, may range from mild disease to severe disease with more than 10 stools per day with severe cramps and continuous bleeding. The severity, extent, and duration of disease are also risk factors for developing colon cancer, which occurs at a rate as high as 0.5-1.0% per year, an important complication given the young age at which the disease strikes. Patients with UC also experience increased risk of CDI and primary sclerosing cholangitis, compared to the general population.

The pathogenesis of UC is unclear but thought to arise from an aberrant immune response to a change in the colonic luminal environment in a genetically susceptible individual. The key features of UC include diffuse mucosal inflammation in a continuous pattern starting distally in the rectum to more proximal disease in the left colon to pancolitis.

Symptoms of UC include rectal bleeding, tenesmus, increased stool frequency, urgency, incontinence, fever, fatigue and malaise, which negatively impact quality of life, physical and mental health and productivity. A subset of patients has extra-intestinal manifestations ranging from iron deficiency anemia to primary sclerosing cholangitis with implications for increased morbidity. In pediatric patients, the symptoms of UC have a more damaging impact, as they affect children’s growth and lead to delayed puberty. These patients also suffer from weight loss, anemia and joint symptoms and current therapy itself adversely impacts normal growth and development. (Kelsen et al., 2008). Treatment of UC with corticosteroids and immunosuppressive agents adds further medical complications to these vulnerable patients, including corticosteroid toxicity and increased risk of invasive infections and malignancy. Both environmental and genetic factors contribute to the etiology of the disease. Environmental factors may induce an ongoing immune response and inflammation in the genetically predisposed host. Efforts to identify specific environmental factors has implicated commensal bacteria or their products as key determinants of the inflammatory response in UC patients (Xavier et al., 2007). Thus, we believe SER-287 may target an “underlying cause” of UC rather than its symptoms.

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

Current management of UC includes medications that decrease general inflammation (e.g., 5-aminosalicylate derivatives, or 5-ASA, corticosteroids) or dampen specific components of the host immune response (e.g., immunomodulators, inhibitors of tumor necrosis factor, anti-integrin antibodies).

For mild-to-moderate disease, the 5-ASA derivatives are the standard of care for both induction and remission. 5-ASA derivatives achieve clinical remission in only 25-40% of patients during induction and approximately one-third of responders have disease flares during the first year of maintenance therapy, necessitating additional treatment interventions such as corticosteroids and immunomodulators (e.g. 6-mercaptopurine, methotrexate, azathioprine). Corticosteroids are not recommended by guideline panels for chronic therapy since these drugs are ineffective for maintaining remission and are associated with significant adverse events. Patients taking thiopurines require ongoing monitoring for hepatotoxicity, myelosuppression, and opportunistic infections, as well as counseling on the potential risk of lymphoma.

Current medical therapies for the treatment of UC suppress the immune system rather than reducing the triggers of immune activation. We believe there remains an unmet need for safer agents with novel non-immunosuppressive mechanisms of action. Moreover, alternative therapy is needed for patients with mild-to-moderate UC who experience frequent flares or are intolerant to the aminosalicylate class of medication or where there are safety concerns relating to the use of immunomodulator or steroid therapy.

SER-287

Given the dysbiosis seen in UC patients, studies have explored the use of FMT to treat UC. (Angelberger et al., 2013; Colman and Rubin, 2014; Kump et al., 2013; Kunde et al., 2013; Moayyedi et al., 2015; Rossen et al., 2015; Paramsothy et al., 2017). Early reports of enhanced clinical remission and endoscopic improvement with repetitive FMT compared to placebo motivated the preclinical development and clinical testing of SER-287. SER-287 is a donor-derived, microbiome therapeutic candidate composed of the spore-forming fraction of the intestinal microbiota that is underrepresented in UC patients. We initiated our Phase 1b clinical study in December 2015 in subjects with mild-to-moderate UC to evaluate the safety and efficacy of SER-287 added to standard of care treatment. This SER-287 Phase 1b study, a randomized, double-blinded, placebo-controlled, multiple-dose, induction study enrolled patients with active mild-to-moderate UC, with Total Modified Mayo scores of 4 to 10. The study enrolled 58 patients at 20 sites across the United States. Study subjects exhibited pre-study disease activity despite use of current therapies in a majority of subjects, which included 5-ASA, low dose corticosteroids, or immunomodulatory therapy.  Three SER-287 drug product lots, based on human donor material obtained from three separate individuals, were used in the Phase 1b study.

The primary endpoints of the study were to evaluate the safety and tolerability of SER-287, compare the change in the microbiome composition versus placebo and determine engraftment of SER-287 bacteria following SER-287 treatment. The study evaluated clinical response, complete remission, and endoscopic improvement, as well as metabolomic and immunological findings.

In October 2017, we announced positive topline results from our Phase 1b clinical trial of SER-287 in patients with UC. Study results showed no imbalance in adverse events in SER-287 treated patients, as compared to patients treated with placebo. No drug related serious adverse events were observed.

Analyses of study patients’ microbiome data, a primary endpoint, indicated that SER-287 induced dose-dependent engraftment of SER-287-derived bacterial species into the colonic microbiome of the patients treated with SER-287. The cohort of patients that received vancomycin pre-treatment followed by daily administration of SER-287 showed the highest level of SER-287 engraftment. We also observed the most meaningful clinical benefit in this patient cohort. Differences in the composition of the microbiome post treatment were also associated with clinical remission. Bacterial engraftment signatures were durable throughout the dosing period of the trial and were also observed at four weeks post administration of the final SER-287 dose. The pharmacologic impact of the SER-287 engraftment was supported by metabolomic and transcriptomic data. Analysis of metabolites and gene expression signatures associated with inflammation and immune modulation, were observed to be correlated with remission in SER-287 treated subjects.

Microbiome results showed engraftment of SER-287-derived bacterial species in patients pre-treated with vancomycin who received SER-287, with daily dosing providing the most rapid and robust change in patients’ microbiome. Engraftment observed in these patients was maintained during the entire dosing period and was observed four weeks after the last dose of SER-287 was administered. Thus, engraftment was durable. Vancomycin pre-treatment, as compared to placebo pre-treatment, led to an immediate reduction of microbiome diversity followed by rapid and robust engraftment of SER-287-derived bacterial species. We believe these data suggest that vancomycin pre-treatment may open ecological niches for SER-287 engraftment in the human microbiome of patients with UC.

In December 2017, the FDA granted Orphan Drug Designation to SER-287 for treatment of UC in pediatric patients.

Further Details of Phase 1b clinical study design.

The Phase 1b clinical study was a multicenter, randomized, double-blind, placebo-controlled multiple dose study utilizing weekly or daily dosing with SER-287. We enrolled eligible subjects at approximately 20 sites in the United States. The Phase 1b clinical study was designed to enroll adults 18 years of age and older who had mild-to-moderate UC as defined by a Total Modified Mayo score between 4 and 10, inclusive, with a modified Mayo endoscopic subscore ≥ 1, who were failing current therapies.

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

This study was designed to provide evidence of safety of SER-287 compared to placebo for the UC population, describe the changes in the microbiome as a result of treatment with SER-287 and provide potential predictive biomarkers for future studies. UC is characterized by a decrease in microbial diversity and richness, with a lower prevalence of spore-forming organisms within the phylum Firmicutes. Preliminary data using FMT suggest that microbial interventions can affect clinical outcomes in UC, and this study evaluated whether the ecology of bacterial spores in SER-287 could correct the dysbiosis in UC, increase microbial diversity and safely lead to a clinical response in UC patients with mild-to-moderate disease.

Phase 1b clinical study results

Results were analyzed using the ITT “missing equals failure” analysis and the ITT “observed case” analysis methods.  The ITT “missing equals failure” analysis, included all 58 randomized subjects. For this analysis, incalculable clinical endpoints due to missing data, UC medication added due to UC flare during the treatment period and discontinuation from the trial prior to Day 48 were considered as not achieving the clinical endpoints (worst outcome).  However, if the end-of-trial endoscopy at Day 48, or later, was available, and the subject did not take additional UC medication due to UC flare, then the observed data was used to define success or failure for the subject. A period of 48 days of microbiome therapy was considered sufficient treatment to estimate the outcome of clinical endpoints and was prespecified. The ITT “observed case” analysis included 53 of 58 subjects randomized, excluding those who were missing their end-of-treatment endoscopies and used the observed data to define success or failure for each subject in the analysis.

Clinical Efficacy Results

In the “missing equals failure” analysis, remission showed a statistically significant improvement in the vancomycin pre-treatment / SER-287 once-daily dosing arm as compared to the placebo/placebo daily arm: 40% (6 of 15 in SER-287) vs 0% (0 of 11 in placebo); change from placebo of 40.0% (95% confidence interval: 15.2%, 64.8%), (p-value, 0.0237). (See Figure 1).

The SER-287 weekly treatment arms also showed an improvement over placebo in both remission and endoscopic improvement but the effect was less than with the daily dosing regimen, showing a dose-response to SER-287 in these efficacy endpoints.  Addition of vancomycin to the SER-287 weekly dosing regimen did not clearly alter efficacy results, although we believe this may be due to the small size of the study.

Clinical response (data not shown), showed a numeric increase in the vancomycin/SER287 daily treatment arm compared to placebo but did not reach statistical significance.

Figure 1:SER-287 Phase 1b Clinical Study Efficacy Data – Missing Equals Failure

Legend: Δ = change from placebo; Remission was defined as a Total Modified Mayo score of less than or equal to 2, and an endoscopic sub-score of 0 or 1; Endoscopic improvement was defined as a decrease in endoscopic sub score of greater than or equal to 1. Endoscopy measures were analyzed by a Central Reader.

Clinical Safety Results

The primary safety objective (short-term safety) was to evaluate the safety and tolerability of SER-287 in adults with active mild-to-moderate UC up to 92 days after randomization as determined by clinical and laboratory safety assessments.

The treatment-emergent adverse events, or TEAEs, were balanced across all the treatment arms.  No drug-related serious adverse events, or SAEs, were reported. All adverse events, or AEs, were considered mild to moderate in intensity.  Gastrointestinal, or GI, disorders had the greatest number of AEs compared to other system organ classes, with the most efficacious treatment arm (vancomycin/SER-287 daily) experiencing the lowest percentage of GI AEs.

SER-287 was observed to be well-tolerated in all treatment arms, showing a safety profile consistent with the placebo arm.  The safety profile, when evaluating GI AEs, showed an improvement in the vancoymycin/SER-287 treatment arm compared to vancomycin/placebo and the vancomycin/SER-287 weekly treatment arms.

Diverse analyses of microbiome data of patients in this trial, a primary endpoint, was completed after completion of the trial. Analyses of study patients’ microbiome data, a co-primary study endpoint of the trial, indicate that SER-287 induced dose-dependent engraftment of SER-287-derived bacterial species into the colonic microbiome of the patients treated with SER-287. Patients administered vancomycin pre-treatment followed by daily administration of SER-287 had the highest level of SER-287 engraftment, which was statistically significant. This patient cohort corresponded with the study arm where the most significant clinical benefits were observed, including clinical remission and endoscopic improvement. Differences in the composition of the microbiome post treatment were also associated with clinical remission. Bacterial engraftment signatures were durable throughout the dosing period of the trial and were also observed at four weeks post administration of the final SER-287 dose. The SER-287 Phase 1b study microbiome data support the previously reported clinical results.

Microbiome results showed engraftment of SER-287-derived bacterial species in patients pre-treated with vancomycin who received SER-287. The degree of SER-287 engraftment, as measured by the number of detectable SER-287-derived bacterial species, increased in a dose-dependent manner, with daily dosing providing the most rapid and robust change in patients’ microbiome. Engraftment was maintained during the entire dosing period and was observed four weeks after the last dose of SER-287 was administered. Thus, engraftment was durable. Changes in the composition of the GI microbiome were associated with clinical remission and further associated with changes in metabolite and gene expression signatures associated with inflammation and immune modulation. Vancomycin pre-treatment, as compared to placebo pre-treatment, led to an immediate reduction of microbiome diversity followed by rapid and robust engraftment of SER-287-derived bacterial species. These data suggest that vancomycin pre-treatment opens ecological niches for SER-287 engraftment in the human microbiome of patients with UC.

Phase 2b Clinical Study Design

Based on feedback from the FDA, we believe that the results from the SER-287 Phase 2b ECO-RESET study in conjunction with data from a second pivotal study, could enable submission of a SER-287 Biologics License Application.

The Phase 2b study, initiated in December 2018, is a three-arm placebo-controlled trial of approximately 200 patients with active mild-to-moderate UC. Two groups of patients will receive different doses of SER-287, both following pretreatment with a short course of oral vancomycin. A third study arm will receive placebo. The study’s primary endpoint will evaluate clinical remission measured after 10 weeks of SER-287 administration. Endoscopic improvement will be measured as a secondary efficacy measure.

SER-301

Our SER-301 program is in preclinical discovery and bioprocess development.  SER-301 is being rationally designed by utilizing our reverse translational platforms to incorporate learnings from our SER-287 clinical study, as well as our SER-262 clinical study.  We have identified specific bacterial species that engraft and are associated with clinical remission, and further we have identified metabolic products made by these bacteria that have correlated with clinical efficacy.  We also have gene expression data from patient mucosal biopsies showing which genes and pathways are favorably altered by SER-287 treatment.  All of these data are being leveraged in the design of SER-301.

CDI Overview and SER-109

Clostridium difficile Infection

C. difficile is a Gram-positive, toxin-producing, spore forming bacterium that may cause debilitating diarrhea in infected individuals, but can also lead to more severe outcomes, such as inflammation of the colon, or colitis, toxic megacolon and death. C. difficile bacteria express toxins that disrupt the structural architecture of cells causing leakage of fluids through the GI epithelium. The cells disrupted by these toxins eventually undergo apoptosis and die, releasing their contents into the colon, resulting in inflammation of the colon, severe and persistent diarrhea and, in the most serious cases, death.

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

The CDC has identified C. difficile as one of the top three most urgent antibiotic-resistant bacterial threats in the United States. It is the most common cause of hospital acquired infection in the United States, having overtaken MRSA. CDI is responsible for the deaths of approximately 29,000 Americans each year. CDI is also costly to the healthcare system. According to a study published in Clinical Infectious Diseases, the economic burden of CDI in 2008 in U.S. acute care facilities alone was estimated to be as much as $4.8 billion. In addition, a summary of studies published in 2009 in The Journal of Hospital Infection, calculated that the treatment cost per episode of primary CDI was as much as $5,000 and as much as $18,000 per recurrence of CDI (Ghantoji et al., 2010).  Further, according to a 2014 article in the American Journal of Infection Control, from 2001 to 2010, incidence of CDI per 1,000 patients discharged increased from 4.5 to 8.2 with an average hospital stay of eight days.  Research suggests that the risk of recurrence is approximately 25% after primary CDI, 40% after a first recurrence and greater than 60% for those experiencing two or more recurrences (Higa & Kelly, New Drugs and Strategies for Management of Clostridium difficile Colitis, J. of Intensive Care Medicine, 2013). Based on an epidemiological study conducted by the CDC, the incidence of CDI in the United States, based on a positive toxin or molecular assay in patients who did not have a positive result in the previous 8 weeks, was estimated to be 453,000 (95% confidence interval, 397,100 to 508,500) (Lessa et. al., Burden of Clostridium difficile Infection in the United States, New England J. of Medicine, 2015).

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

The primary limitation of antibiotics is that their use appears to exacerbate dysbiosis, resulting in increased risk of future CDI. Research in animal models has shown that antibiotic use not only eliminates many healthy bacteria in the GI tract, but also leads to the release of nutrients that facilitate the growth of C. difficile. Antibiotics have also been shown to change the ratio of primary versus secondary bile acids in the colon by killing bacteria required to metabolize bile acids. This shift to a predominance of primary bile acids further facilitates the growth of C. difficile, as it requires primary bile acids for germination of its spores. As a result, antibiotic use may induce a lasting dysbiosis that makes it possible for C. difficile to colonize a person and then cause, or further perpetuate, disease.

Fecal microbiota transplantation.  FMT, also known as a stool transplantation, is a procedure during which donated stool, including fecal microbes, is typically instilled via colonoscopy into a patient with CDI. We believe that the efficacy of FMT, which has resulted in cure rates for recurrent CDI of 81% in a randomized controlled study reported in 2013 in the New England Journal of Medicine, supports the role of dysbiosis as a cause of CDI recurrence. However, FMT presents several challenges for effective treatment of the disease. FMT has the potential to transmit infectious or allergenic agents between hosts, involves the transmission of potentially hundreds of unknown strains of bacteria, fungi and viruses from donor to subject, and is difficult to perform on a mass scale. Additionally, FMT is inherently non-standardized so that different desired and/or undesired material may be transmitted in any given donation. FMT is not approved by the FDA and we believe that, as currently practiced by clinical centers in the United States, it may be unable to gain such approval since the product, to our knowledge, cannot be characterized according to current regulatory requirements for identity, potency, purity and safety and has not been tested in rigorous, placebo controlled, randomized and blinded clinical studies. Commercial providers of FMT must meet FDA regulatory requirements for a biologics license and must produce FMT material using cGMP.

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

Antibodies. Bezlotoxumab a fully human monoclonal antibody directed against C. difficile toxin B was approved in the United States in October 2016 and in Europe in 2017 for the treatment of CDI. The antibody demonstrated 10% absolute risk reduction in preventing recurrence of CDI. Antibodies bind toxins to alleviate the symptoms of CDI, but they do not address the underlying dysbiosis of the microbiome, which we believe is the cause of recurrent CDI. Bezlotoxumab requires intravenous infusion.

Vaccines. The efficacy of vaccines in treating CDI in humans currently remains under investigation. In addition, it is difficult to define and access a target population for a CDI vaccine, given that the at-risk patient population is largely elderly individuals who typically respond less robustly to vaccination therapies.

SER-109

SER-109 is an investigational, donor-derived ecology of bacteria in spore form purified from fecal donations obtained from healthy screened donors. SER-109 consists of an average of approximately 50 bacterial species and is designed to reduce recurrences of CDI in patients suffering from recurrent CDI by restoring a dysbiotic microbiome to a state of health. In our open label Phase 1b/2 clinical study of SER-109, we evaluated the effect of treatment with SER-109 in patients with three or more occurrences of CDI in a 12-month period. Of the 30 patients enrolled in the trial, 87% of patients (26 of 30) met the predefined endpoint and 97% (29 of 30), achieved a clinical cure, which we defined as the absence of CDI requiring antibiotic treatment during the eight-week period after SER-109 dosing. A subsequent randomized, double-blind, placebo-controlled Phase 2 clinical study was conducted in 89 subjects to evaluate the safety, tolerability and efficacy of SER-109 in adults with recurrent CDI.  In that study, 44% of subjects (26 out of 59) who received SER-109 experienced a recurrence at the 8-week endpoint compared to 53% of subjects (16 out of 30) who received placebo, a result that did not show a statistically significant difference between the two treatment arms.  SER-109 was generally safe and well tolerated in both the Phase 1b/2 and Phase 2 clinical studies. In each study we also performed an analysis of the microbiome using next-generation sequencing technology and microbiological analysis. These studies demonstrated a re-establishment of keystone organisms and a rapid increase in bacterial diversity, which enable the restoration of the microbiome to a healthy state.

SER-109 is formulated as oral capsules for administration after completion of antibiotics. Four capsules of SER-109 is comprised of about 30 million SCFU that are delivered in four oral capsules. The spores in SER-109 are intended to germinate in the GI tract and compete for the same nutrients required by C. difficile.

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

Phase 1b/2 clinical study results.  The primary efficacy measure was the absence of CDI (defined in this study as more than three unformed bowel movements in a 24-hour period with laboratory confirmation of a positive C. difficile stool test) during the eight weeks after initiating therapy. Twenty-six of 30 patients, or 87% of patients, in the Phase 1b/2 clinical study achieved the primary efficacy endpoint, consisting of 13 patients in each of Part 1 and Part 2 of the study. Among the 26 patients was one patient who experienced an initial recurrence on Day 26 and was re-treated, per protocol, with a dose from the same donor. Following re-treatment, this patient also achieved the primary efficacy endpoint. Of the patients who did not meet the primary efficacy endpoint, one had a recurrence of CDI on Day 5 and did not receive a second treatment with SER-109 and the three other patients were determined by their attending investigator to be recovering from their diarrheal episode by the time they submitted their stool sample for CDI testing. The three patients were determined to be clinically CDI free at eight weeks. As a result, the clinical cure rate for the study, which we defined as the absence of CDI requiring antibiotic treatment during the eight-week period after SER-109 dosing, was 97%, or 29 of 30 patients. SER-109 was observed to be well tolerated in this study. The most common AEs were diarrhea, nausea, and abdominal pain. The majority of TEAEs were mild in severity and consistent with post-antibiotic recovery from CDI.

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

The most commonly reported AEs in both the SER-109 and placebo arms were in the GI category, and were diarrhea (25% vs 14%), abdominal pain (22% vs 14%), flatulence (12% vs 3%), and nausea (10% vs 10%), for SER-109 and placebo, respectively. No drug-related SAEs were observed. The SER-109 analyses were shared with the FDA. Based on feedback received from the FDA, a new Phase 3 SER-109 clinical study in approximately 320 patients with multiply recurrent CDI was initiated. Study participants are randomized 1:1 between SER-109 and placebo and receive a total dose that is approximately 10-fold higher than in the Phase 2 study, administered over three consecutive days. Diagnosis of CDI for both study entry and for endpoint analysis is confirmed by C. difficile cytotoxin assay, compared to the first Phase 2, where most patients were diagnosed by polymerase chain reaction, or PCR. The primary endpoint will compare the C. difficile recurrence rate in subjects who receive SER-109 verses placebo at up to eight weeks after dosing. The FDA has agreed that this new trial may qualify as a pivotal study with achievement of a persuasive clinical effect and addressing FDA requirements, including clinical and statistical factors, an adequately sized safety database, and certain CMC parameters.

Analysis of Phase 1b/2 and Phase 2 clinical study results. In our Phase 2 clinical study, the study’s primary endpoint of reducing the relative risk of CDI recurrence at up to 8 weeks after treatment was not achieved. In order to understand the difference in outcome between Phase 1b/2 and Phase 2 clinical studies, we conducted an analysis of the available clinical, microbiome and CMC data. This root-cause investigation looked at the clinical trial population, study conduct, and diagnostic testing used for study inclusion and endpoint analysis, assessed clinical specimens for genomic and metabolomic biomarkers that might give insight into SER-109 efficacy and potency, reviewed manufacturing procedures and processes, performed retrospective analysis using high-resolution whole metagenomics sequencing of Phase 1b/2 clinical study stool samples, and reviewed analytical methods, that may have differed between the Phase 1b/2 and Phase 2 clinical studies. We identified key factors that potentially explain the Phase 2 clinical study results, including issues related to both the accurate diagnosis of C. difficile recurrent infection, and potential suboptimal dosing of subjects in the trial.

The key factors include:

•	The diagnostic test for entry may not have differentiated subjects with active CDI disease from those with other disease but who had C. difficile carriage (e.g., irritable bowel syndrome)
•	The diagnostic test for CDI recurrence during the study (the primary endpoint) overestimated recurrences, as PCR was the most common test performed.
•

The difference in recurrence rates by age in the placebo arm was confounded by the small number of placebo subjects (30) and the likely inclusion of subjects with irritable bowel syndrome rather than recurrent CDI, or RCDI

•

The safety profile of SER-109, which may include diarrhea in the first week following dosing, led to SER-109 subjects presenting for evaluation of recurrence at a time when they were likely to be colonized with C. difficile leading to mistaken diagnosis of RCDI

•	The dose and dosing regimen used in the study may not have been optimal in the Phase 2 clinical study based upon an assessment of the microbiome response using whole metagenomics shotgun sequencing.

We performed an analysis of the microbiome of our Phase 2 clinical study and a reanalysis of our Phase 1b/2 clinical study using whole metagenomics shotgun sequencing and microbiological analysis to evaluate long-term changes in the microbiome, including the restoration of bacterial diversity in the colon of patients. This demonstrated a rapid increase in bacterial diversity and a restructuring of the microbiome towards a healthy state. Upon introduction, SER-109 appears to engraft its bacterial species into the microbiome, with some of these species persisting in the patient’s GI tract for at least 24 weeks after dosing. In addition, in some patients we noted the repopulation of organisms that were not in SER-109 and had not been detected in the patient prior to treatment. We believe this phenomenon, which we refer to as augmentation, is an important element for restoration of bacterial diversity and repair of dysbiosis. We did not observe any dose-dependent effect on engraftment, augmentation, or the clinical resolution of CDI in the Phase 1b/2 clinical study.

Phase 3 clinical study design. In June 2017 we initiated a Phase 3 clinical study of SER-109 in approximately 320 patients with multiply recurrent CDI. Study participants are being randomized 1:1 between SER-109 and placebo. Diagnosis of CDI for both study entry and for endpoint analysis utilizes a C. difficile cytotoxin assay, compared to the Phase 2 clinical study, where most patients were diagnosed by PCR. Patients in the SER-109 arm receive a total SER-109 dose, administered over three days, approximately 10-fold higher than the dose used in the Phase 2 clinical study. The study evaluates patients for 24 weeks and the primary endpoint is to compare the C. difficile recurrence rate in subjects who receive SER-109 verses placebo at up to eight weeks after dosing. CDI recurrence is defined as diarrhea (>3 unformed bowel movements/day for 2 or more consecutive days), a positive CDI toxin test, and the decision by the primary investigator that antibiotic treatment is warranted. The study is being conducted at approximately 100 sites in the United States and Canada.

Manufacturing.  SER-109 is a purified ecology of spores produced through a process of extraction from a natural human stool source, obtained from qualified, highly screened donors. The donor raw material is collected in a controlled setting, under a protocol that ensures that donors meet appropriate qualification criteria.

Donors are required to be in good health, and to possess a medical history that minimizes the risk of exposure to and transmission of an infectious disease. Donors are tested for infectious agents and screened for GI and other health factors. Donors are monitored for health status changes during the donation period. At the end of the donation period, the qualification assessment is repeated to help ensure the donor has maintained their health status. After successful completion of an exit screening, donations are released for use in manufacturing.

We initially process the donor material in a Cambridge manufacturing facility, and then transfer the process intermediate to a contract manufacturing organization, or CMO, to isolate and concentrate SER-109 for finishing to the oral capsule dosage form. The purified drug substance is tested for identity, potency and purity, and subsequently formulated into drug product where it is again tested for identity, potency, purity, and pharmaceutical properties in our Cambridge facility. The final drug product dosage form is four hard capsules for oral administration. Steps are specifically built into the process to remove and kill non-spore microbes. We have conducted validation studies demonstrating the ability of the process to inactivate and clear hypothetical extraneous pathogens of concern, and we believe we have sufficient data from these studies to support ongoing and proposed clinical trials.

Raw materials, intermediates, drug substance and drug product are tested using cGMP assays developed with our know-how to assess the key quality attributes of identity, potency and purity of the product.  Identity testing has been developed to assure the presence of specific live spore forms in the product. Potency assays assure the intended dose of spores and assess stability of the spores during storage.  Stability of the dosage form is also confirmed. Proprietary microbiological purity assays have been developed to enable testing for microbial contaminants in the presence of the live spore product.

We believe we can address market demand with a relatively small-scale manufacturing process. If approved, we anticipate that we will be able to produce a sufficient commercial supply of SER-109 to meet estimated demand in the United States using donations from a modest number of donors.

Other Programs

SER-401

We are also developing SER-401, for use with CPIs in patients with solid tumors to enhance efficacy and improve survival. SER-401 is a microbiome therapeutic candidate sourced from healthy individuals who have been identified to have a microbiome signature that is similar to that observed in cancer patient responders to CPIs. CPIs block the mechanisms by which cancers evade detection and destruction by the immune system.  Observational studies of humans by a group led by our collaborator Dr. Jennifer Wargo of MD Anderson suggest that microbiome composition impacts response to CPIs. This has been supported by mouse model studies conducted by us and at MD Anderson that show that colonization with human responder microbes affected tumor response to CPI treatment, versus mice colonized with CPI non-responder microbes. These effects are thought to be a result of a specific microbiome ‘signature’ that is enriched with certain members of the Firmicutes phylum of bacteria. We are working in collaboration with MD Anderson and the Parker Institute to evaluate the potential of SER-401, based upon this signature, to modulate the immunological tone of subjects to improve response in patients with metastatic melanoma to CPI treatment. MD Anderson granted us an exclusive option, with pre-defined financial terms, to license intellectual property rights from them related to the use of bacteria in combination with CPIs. In collaboration with the Parker Institute and MD Anderson, we have initiated a study of SER-401 in patients with metastatic melanoma.  Patients will be treated with either CPI alone, or in combination with SER-401, and observed for tumor regression and immunological markers of response to CPI.

SER-262

In July 2016, we initiated a SER-262 Phase 1b dose-escalating study, the first clinical trial conducted using a rationally designed, fermented ecology of bacteria. SER-262 was designed to be used following CDI antibiotic treatment to prevent an initial recurrence of CDI. We have established various capabilities to enable the development of rationally designed microbiome therapeutics including metagenomic and metabolomic profiling, use of curated reference computational databases and proprietary in silico algorithms for drug design, an extensive proprietary bacterial library, advanced manufacturing processes, and capabilities to conduct pharmacokinetics and pharmacodynamics analyses in clinical studies. SER-262 contains a consortium of 12 bacterial strains derived from a manufacturing process that utilizes in vitro fermentation and does not require human donor material.

The Phase 1b clinical study was a 24-week, randomized, placebo-controlled, dose-escalation trial. The primary endpoints of the study were safety and tolerability and a comparison of the CDI recurrence rate in the SER-262 and placebo groups. Key secondary endpoints included analysis of SER-262 bacterial strain engraftment. Top-line clinical and microbiome results from the study are available. No drug-related SAEs were observed. No significant differences were observed in the recurrence rates in patients administered SER-262 as compared to placebo.  However, we observed a statistically significant reduction in CDI recurrence rates in patients pretreated with vancomycin followed by SER-262, as compared to those treated with metronidazole followed by SER-262. This observation corresponded with an increase in SER-262 microbiome engraftment in patients pretreated with vancomycin. Clinical data from both the SER-262 and SER-287 studies suggest that vancomycin pretreatment supports robust engraftment of our microbiome therapeutic candidates.

SER-155

We are also designing SER-155, a rationally designed product candidate to prevent infections and improve GI barrier function (including the consequences of GvHD) in patients following allo-HSCT liver transplants. This preclinical program is based on published clinical evidence from our collaborators at Memorial Sloan Kettering Cancer Center showing that allo-HSCT patients with reduced microbiome diversity are far more likely to die due to infection and/or lethal GvHD (Taur et al., Blood, 2014; Jenq et al, Biology of Blood and Marrow Transplantation, 2015). The selection of the patient population will be based on preclinical data, and the assessment of our clinical development plan, regulatory path and market opportunities. We plan to conduct studies in animal models as well as conduct further in vitro characterization of individual strains, in order to define and nominate a composition for clinical development In November 2017, we announced that we were awarded a grant from CARB-X (Combating Antibiotic-Resistant Bacteria Accelerator) to support continued preclinical research and early development work for SER-155. The CARB-X grant provides us with up to $2.5 million of research funding with potential for an additional $3.1 million for manufacture and IND upon completion of milestones.

We continue to evaluate microbiome pharmacokinetic and pharmacodynamic data from the SER-262 Phase 1b study, in addition to insights gained from research efforts with our other rationally designed Ecobiotic microbiome therapeutic candidates, in order to determine future steps in the development of both SER-262 and SER-155.

Sales and Marketing

If SER-109 is approved in the United States and Canada, we believe it can be commercialized with a focused specialty sales force of 100 or fewer sales representatives that will target gastrointestinal and infectious disease physicians, which are the two primary groups of physicians who treat multiply recurrent CDI patients.

In January 2016, we entered into an agreement with Nestec Ltd., or NHS, for the development and commercialization outside of the United States and Canada of our product candidates in development for CDI and IBD, including UC and Crohn’s disease. The agreement will support the development of our portfolio of products for CDI and IBD in markets outside of the United States and Canada and provide financial support for our ongoing research and development.

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

We have developed supply chains for producing and testing materials to ensure the availability of future clinical trial supplies. Our development processes are designed to ensure that the raw materials, process technologies and analytical tests we use are scalable and transferable to a cGMP manufacturing environment. These include the following core elements:

•

Fermentation. We are using microscale screening to optimize culture of the bacterial strains of interest in our current and foreseeable product candidates. These screens are designed to identify the fermentation platform that is best-suited for optimization and scale-up of the strains. Small-scale fermentation systems (0.1 L to 50 L) enable the optimization of a wide variety of culture conditions and have been demonstrated to be scalable to larger fermentation processes and enable technology transfer to clinical and final manufacturing sites. We employ platform fermentation processes as starting points for cGMP production processes and develop strain specific processes as required. To develop master cell banks, working cell banks, and bulk drug substance for commercial product, we are using bacterial strains originating from a unique research cell bank precursor, so we expect the research cell banks and final drug product should be genetically and physiologically similar.

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

We currently have two internal manufacturing facilities; a small-scale 7,000 ft2 unit at our Kendall Square location in Cambridge, Massachusetts, where we conduct cGMP manufacture of Ecobiotic therapeutic candidates to support drug substance and drug product for early phase and small-scale clinical supplies, and a larger 10,000 ft2 cGMP manufacturing facility at our headquarters, with the ability to perform both drug substance and drug product manufacturing for early and late-phase clinical development and at larger scales of operation. We may establish further manufacturing facilities that will serve late-phase clinical and commercial supply for our product candidates. We may do this by expanding our current facilities, or by purchasing or building additional facilities. We also use contract manufacturing and testing organizations to supplement our internal capacity.

Material Agreements

In January 2016, we entered into the Collaboration and License Agreement, or the License Agreement, with NHS, an affiliate of Nestlé Health Science US Holdings, Inc., a significant stockholder of ours, for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. The License Agreement will support the development of our portfolio of products for CDI and IBD in markets outside of the United States and Canada, or the Licensed Territory. We have retained full commercial rights to our entire portfolio of product candidates with respect to the United States and Canada.

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

In November 2018, we executed a letter agreement with NHS, or the Letter Agreement, modifying certain terms of the License Agreement. Under the Letter Agreement, NHS agreed to accelerate the payment of the $20.0 million Phase 3 commencement milestone to be payable upon the commencement of the Phase 2b study for SER-287. Further, based on the results of the Phase 2b study, the Letter Agreement modifies certain terms and conditions related to the extent and timing of expense reimbursement associated with the ongoing SER-287 clinical trials. The Phase 2b study was initiated and the $40.0 million of milestone payments were received in December 2018.

To date, we have received $70.0 million in development milestones under the License Agreement and the Letter Agreement.

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

Our patent portfolio includes issued U.S. patents and patent applications in various stages of prosecution, including ex-U.S. international counterparts. We believe that issued claims will provide protection for our microbiome therapeutic candidates.

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

Competition

The development and commercialization of new drug and biologic products is highly competitive and is characterized by rapid and substantial technological development and product innovations. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. We are aware of a number of large pharmaceutical and biotechnology companies, as well as smaller, early-stage companies, that are pursuing the development of products, including microbiome therapeutics, and disease indications we are targeting. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources, established presence in the market and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors.

These third parties compete with us in recruiting and retaining qualified scientific, clinical, manufacturing sales and marketing and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

The key competitive factors affecting the success of the product candidates that we develop, if approved, are likely to be their efficacy, safety, convenience, price, the level of competition and the availability of reimbursement from government and other third-party payors.

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

Government Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs and biologics such as those we are developing. We, along with our contract manufacturers, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval for our product candidates. The process of obtaining regulatory approvals and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

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

The process required by the FDA before our biologic product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s good laboratory practice, or GLP, regulations;
•	submission to the FDA of an IND, which must become effective before clinical trials in the United States may begin;
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

Preclinical and Clinical Trials

Once a product candidate is identified for development, it enters the preclinical testing stage. Preclinical studies include laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, which must be conducted in accordance with GLP requirements. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Submission of an IND may result in the FDA not allowing clinical trials to commence or not allowing clinical trials to commence on the terms originally specified in the IND. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development, and the FDA must grant permission, either explicitly or implicitly by not objecting, before each clinical trial can begin.

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

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the biologic and finalize a process for manufacturing the biologic in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and manufacturers must develop, among other things, methods for testing the identity, strength, quality and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

BLA Submission and FDA Review

The results of preclinical studies and clinical trials, together with other detailed information, including extensive manufacturing information and information on the composition of the biologic, are submitted to the FDA in the form of a BLA requesting approval to market the biologic for one or more specified indications. The submission of a BLA requires payment of a substantial user fee unless a waiver is granted. However, an orphan-designated product, such as our SER-109, is not subject to an application user fee unless the human drug application includes an indication for other than a rare disease or condition. Each BLA submitted to the FDA is reviewed for administrative completeness and reviewability within 60 days of the FDA’s receipt of the application. If the BLA is found to be complete, the FDA will file the BLA, triggering a full review of the application. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission.

Once a BLA has been accepted for filing, by law the FDA has 180 days to review the application and respond to the applicant. However, the review process is often significantly extended by FDA requests for additional information or clarification. Under the Prescription Drug User Fee Act, the FDA has a goal of reviewing BLAs within ten months of the 60-day filing date for standard review or six months for priority review, but the overall timeframe is often extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether the biological product is safe, pure and potent and whether the facility or facilities in which it is manufactured meet standards designed to assure the product’s continued safety, purity and potency. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving a BLA, the FDA will inspect the facility or the facilities at which the biologic product is manufactured and will not approve the product unless cGMP compliance is satisfactory. The FDA may also inspect the sites at which the clinical trials were conducted to assess their compliance with GCP requirements and will not approve the biologic unless compliance with such requirements is satisfactory.

The FDA may deny approval of a BLA if the applicable statutory and regulatory criteria are not satisfied, or it may require additional preclinical or clinical data. Even if such data are submitted, the FDA may ultimately decide that the BLA does not satisfy the criteria for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than sponsors. Once the FDA approves a BLA, such approval defines the indicated uses for which the biologic may be marketed. The FDA may also require implementation of a Risk Evaluation and Mitigation Strategy, or REMS, which can include a medication guide, communication plan, or elements to assure safe use, such as restricted distribution methods, physician training, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling claims or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the market. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing based on the results of these post-marketing studies.

The biologic testing and approval processes encompasses significant risk, and requires substantial time, effort and financial resources, and each may take several years to complete. The FDA may not grant approval on a timely basis, or at all. Even if we believe a clinical trial has demonstrated safety and efficacy of one of our product candidates for the treatment of a disease or condition, the results may not be satisfactory to the FDA. Preclinical and clinical data may be interpreted by the FDA in different ways, which could delay, limit or prevent regulatory approval. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals which could delay or preclude us from marketing our product candidates. The FDA may limit the indications for use or place other conditions on any approvals that could restrict the commercial application of our products. After approval, certain changes to the approved biologic, such as adding new indications, manufacturing changes or additional labeling claims, are subject to further FDA review and approval. Depending on the nature of the change proposed, a BLA supplement must be filed and approved before the change may be implemented. For many proposed post-approval changes to a BLA, the FDA has up to 180 days to review the application. As with new BLAs, the review process is often significantly extended by the FDA requests for additional information or clarification.

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

A new drug or biologic is eligible for fast track designation if it is intended to treat a serious or life- threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. Fast Track designation provides increased opportunities for sponsor meetings with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed, meaning that the agency may review portions of the marketing application before the sponsor submits the complete application, as well as Priority Review, discussed below. In addition, a new drug or biologic may be eligible for breakthrough therapy designation if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy designation provides all the features of Fast Track designation in addition to intensive guidance on an efficient drug development program beginning as early as Phase 1, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate.

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

Post-Approval Requirements

Approved biologics that are manufactured or distributed in the United States are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product distribution, advertising and promotion and reporting of adverse experiences with the product. There also are continuing, annual user fee requirements for products marketed pursuant to approved applications.

Any biologics manufactured or distributed by us or our contract manufactures pursuant to FDA approvals would be subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the product. Manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon us and our contract manufacturers. Failure to comply with statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution. We cannot be certain that we or our present or future third-party manufacturers or suppliers will be able to comply with the cGMP regulations and other ongoing FDA regulatory requirements. If we or our present or future third-party manufacturers or suppliers are not able to comply with these requirements, the FDA may halt our clinical trials, require us to recall a product from distribution or withdraw approval of the BLA for that product.

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

Biosimilars and Regulatory Exclusivity

We believe that any of our product candidates approved under a BLA should qualify for a 12-year period of exclusivity against biosimilar competition currently permitted by the Biologics Price Competition and Innovation Act, or BPCIA. Specifically, as part of the Patient Protection and Affordable Care Act enacted in 2010, as amended by the Health Care and Education Affordability Reconciliation Act, collectively the ACA, the BPCIA established an abbreviated pathway for the approval of biosimilar and interchangeable biological products. The abbreviated regulatory pathway provides legal authority for the FDA to review and approve biosimilar biologics based on their similarity to an existing brand product, referred to as a reference product, including the possible designation of a biosimilar as interchangeable with a brand product. Under the BPCIA the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological drug products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. The BPCIA is complex and continues to be interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning is subject to uncertainty. While it is uncertain when any such processes may be fully adopted by the FDA, any such processes that operate to limit the scope or length of exclusivity afforded by the BPCIA could have a material adverse effect on the future commercial prospects for our biological products. In addition, the period of exclusivity provided by the BPCIA only operates against third parties seeking approval via the abbreviated pathway but would not prevent third parties from pursuing approval via the traditional approval pathway. In addition, foreign regulatory authorities may also provide for exclusivity periods for approved biological products. For example, biological products in the EU may be eligible for at least a ten-year period of exclusivity.

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

Centralized procedure—Under the centralized procedure, following the opining of the EMA’s Committee for Medicinal Products for Human Use, or, CHMP, the European Commission issues a single marketing authorization valid across the EEA. The centralized procedure is compulsory for human medicines derived from biotechnology processes, advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EEA, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EEA. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops.

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

The criteria for designating an “orphan medicinal product” in the EEA are similar in principle to those in the United States. In the EEA a medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition.  Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year orphan market exclusivity period, no marketing authorization application shall be accepted, and no marketing authorization shall be granted for a similar medicinal product for the same indication. An orphan product can also obtain an additional two years of market exclusivity in the EU for pediatric studies.  The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant consents to a second orphan medicinal product application; or (iii) the applicant cannot supply enough orphan medicinal product.

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

The federal false claims and civil monetary penalties laws, including the False Claims Act, or FCA, impose liability on persons who, among other things, knowingly present or cause to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government, knowingly make, use, or cause to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or knowingly make a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. Actions under the FCA may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the FCA can result in significant monetary penalties and treble damages. The federal government is using the FCA, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi–billion-dollar settlements under the FCA in addition to individual criminal convictions under applicable criminal statutes. In addition, companies have been forced to implement extensive corrective action plans and have often become subject to consent decrees or corporate integrity agreements, severely restricting the manner in which they conduct their business. Given the significant size of actual and potential settlements, it is expected that the government authorities will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

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

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their respective implementing regulations, which impose specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts.

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The ACA, among other things, imposed new reporting requirements through the Physician Payments Sunshine Act on certain manufacturers of drugs covered by a federal healthcare program for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians, certain other healthcare professionals and their immediate family members. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Manufacturers must submit reports by the 90th day of each calendar year. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians, and pricing information and marketing expenditures.

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

The shifting commercial compliance environment and the need to build and maintain robust systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may violate one or more of the requirements. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs, reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement, and imprisonment, any of which could adversely affect our ability to operate our business and our financial results.

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

By way of example, in March 2010, the ACA was signed into law, which, among other things, includes changes to the coverage and payment for pharmaceutical and biological products under government health care programs. Among other things, the ACA:

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

•

expanded the types of entities eligible for the 340B drug discount program that mandates discounts to certain hospitals, community centers and other qualifying providers. With the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, because 340B pricing is determined based on AMP and Medicaid drug rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discounts to increase; and

•

established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 70% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D.

There have been judicial and Congressional challenges to certain aspects of the ACA, as well as efforts to repeal or replace certain aspects of the ACA. For example, the Tax Cuts and Jobs Act was enacted, which, among other things, removes the penalties for not complying with the ACA’s individual mandate to carry health insurance.  On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. While the current Presidential administration and the Centers for Medicare & Medicaid Services, or CMS, have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts to repeal and replace the ACA will impact the ACA and our business.  Similarly, we expect there will be additional challenges and amendments to the ACA in the future, particularly in light of the current Presidential administration and U.S. Congress.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In For example, the Budget Control Act of 2011, enacted in August 2011, among other things, included reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical and biological products. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Adoption of other new legislation at the federal or state level could further limit reimbursement for pharmaceuticals, including our product candidates if approved.

Employees

As of December 31, 2018, we had 145 full-time permanent employees. Twenty-three employees work in administration and operations and 122 work in research and development.

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

Since inception, we have incurred significant operating losses. Our net loss was $98.9 million for the year ended December 31, 2018, $89.4 million for the year ended December 31, 2017, and $91.6 million for the year ended December 31, 2016. As of December 31, 2018, we had an accumulated deficit of $389.4 million. To date, we have financed our operations through the initial public offering of our common stock, private placements of our preferred stock, milestone payments under the licensing agreement with Nestec, Ltd., or NHS, and loan financing. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We have not completed development of any of our product candidates, which we call Ecobiotic microbiome therapeutics, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future.  We anticipate that our expenses may increase substantially as we:

•	continue the clinical development of SER-109, our lead product candidate, in the Phase 3 clinical study;
•	continue the clinical development of SER-287 for the treatment of UC in adults and children and potential other studies of IBD;
•	continue the clinical development of SER-401 in a Phase 1b clinical trial in patients with metastatic melanoma;
•	conduct research and continue preclinical development of additional Ecobiotic microbiome therapeutic candidates, including SER-301;
•	make strategic investments in manufacturing capabilities;
•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;
•	scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	perform our obligations under the collaboration agreement with NHS;

•	seek to obtain regulatory approvals for our product candidates; and
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are in the preliminary stages of many of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.

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

As discussed in Note 1 of the consolidated financial statements included in this Annual Report under Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), or, ASC 205-40, we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. Under ASC 205-40, this evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Since we currently anticipate that our existing financial resources will enable us to meet forecasted operating plans into the fourth quarter of 2019, we have determined that our cash runway of less than 12 months along with our accumulated deficit, history of losses, and future expected losses meet the ASC 205-40 standard for raising substantial doubt about our ability to continue as a going concern within one year of the issuance date of our consolidated financial statements. We may not be successful in our mitigation efforts, which primarily consist of raising additional capital through some combination of equity or debt financings, and/or potential new collaborations and reducing cash expenditures. Lack of necessary funds may require us, among other things, to delay, scale back, or eliminate some or all of our planned clinical trials.

We will need additional funding in order to complete development of our product candidates and commercialize our products, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Our expenses may increase in connection with our ongoing activities, particularly as we continue the clinical development of SER-109, including conducting the Phase 3 clinical study, continue the clinical development of SER-287, including conducting the Phase 2b clinical study, initiate clinical studies of SER-401, and continue to research, develop and initiate clinical trials of SER-301 and our other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We do not expect that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses and capital expenditure requirements for a one-year period from the issuance of the consolidated financial statements included in this Annual Report. This estimate excludes net cash flows from future business development activities. In addition, the specifics of existing and future clinical trial activities could impact capital requirements and cash projections. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the progress and results of our Phase 3 clinical study of SER-109;
•	the progress and results of future clinical studies of SER-287;
•	the progress and results of our studies in immuno-oncology;

•	the cost of manufacturing clinical supplies for our product candidates;
•	the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates, including SER-301;
•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	the effect of competing technological and market developments; and
•	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.

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

Since our inception in October 2010, we have devoted substantially all of our resources to developing our clinical and preclinical program, building our intellectual property portfolio, developing our supply chain, planning our business, raising capital and providing general and administrative support for these operations. We have completed our Phase 1b and a Phase 2 clinical study of SER-109, our lead product candidate, and have reported top-line data in our Phase 1b studies of SER-287 and SER-262. We have not yet demonstrated our ability to successfully complete any Phase 3 clinical study or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

The success of our product candidates will depend on several factors, including the following:

•	completion of preclinical studies and clinical trials with positive results;
•	receipt of marketing approvals from applicable regulatory authorities;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	making arrangements with third-party manufacturers for, or establishing our own, commercial manufacturing capabilities;
•	launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•	entering into new collaborations throughout the development process as appropriate, from preclinical studies through to commercialization;
•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for our products, if approved;
•	protecting our rights in our intellectual property portfolio;
•	operating without infringing or violating the valid and enforceable patents or other intellectual property of third parties;
•	maintaining a continued acceptable safety profile of our products following approval; and
•	maintaining and growing an organization of scientists and business people who can develop and commercialize our products and technology.

If we do not successfully develop and commercialize product candidates we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

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

It is difficult to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failed clinical trial can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim or preliminary results of a clinical trial, that we may from time to time announce, do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or topline data remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or interim data we previously published. As a result, these data should be viewed with caution until the final data are available. Adverse changes between preliminary or interim data and final data could significantly harm our business prospects.

In addition, we cannot be certain as to what type and how many clinical trials the FDA, or other regulators, will require us to conduct before we may successfully gain approval to market any of our other product candidates. Prior to approving a new therapeutic product, the FDA generally requires that safety and efficacy be demonstrated in two adequate and well-controlled clinical trials. In some situations, evidence from a Phase 2 trial and a Phase 3 trial or from a single Phase 3 trial can be sufficient for FDA approval, such as in cases where the trial or trials provide highly reliable and statistically strong evidence of an important clinical benefit. In 2014, the FDA had indicated that we may be required to conduct more than one Phase 3 clinical trial of SER-109 in order to gain approval. More recently, the FDA has indicated that a single Phase 3 study for SER-109 will be sufficient for approval provided that we show a persuasive clinical effect and certain chemistry, manufacturing and controls parameters.

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

Our product development costs will increase if we experience delays in clinical testing or marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations.

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

Patient enrollment is also affected by other factors including:

•	the severity of the disease under investigation;
•	the patient eligibility criteria for the study in question;
•	the perceived risks and benefits of the product candidate under study;
•	the availability of other treatments for the disease under investigation, including the use of unapproved fecal microbiota transplant, or FMT, for CDI;
•	the existence of competing clinical trials;
•	the efforts to facilitate timely enrollment in clinical trials;
•	our payments for conducting clinical trials;

•	the patient referral practices of physicians;
•	the burden, or perceived burden, of the clinical study;
•	the ability to monitor patients adequately during and after treatment; and
•	the proximity and availability of clinical trial sites for prospective patients.

Our inability to enroll a sufficient number of patients for our clinical trials or a delayed rate of enrollment would result in significant delays and could require us to abandon one or more clinical trials altogether.  We continue to enroll the SER-109 Phase 3 study for patients with recurrent CDI despite the widespread use of unapproved, FMT to treat CDI. As interference from this uncontrolled procedure has impacted the enrollment rate of our placebo-controlled clinical trial, we are evaluating modification of the study design to expedite clinical results. Enrollment delays in our clinical trials would result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates or will not be able to do so as soon as anticipated, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside the United States. Failure to obtain marketing approval for a product candidate in any jurisdiction will prevent us from commercializing the product candidate in that jurisdiction and may affect our plans for commercialization in other jurisdictions as well. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third parties to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, risky and may take many years. The scope and amount of clinical data required to obtain marketing approvals can vary substantially from jurisdiction to jurisdiction, and it may be difficult to predict whether a particular regulatory body will require additional or different studies than those conducted by a sponsor, especially for novel product candidates such as our Ecobiotic microbiome therapeutics. The FDA or foreign regulatory authorities may delay, limit, or deny approval to market our product candidates for many reasons, including: our inability to demonstrate that the clinical benefits of our product candidates outweigh any safety or other perceived risks; the regulatory authority’s disagreement with the interpretation of data from nonclinical or clinical studies; the regulatory agency’s requirement that we conduct additional preclinical studies and clinical trials; changes in marketing approval policies during the development period; changes in or the enactment of additional statutes or regulations, or changes in regulatory review process for each submitted product application; or the regulatory authority’s failure to approve the manufacturing processes or third-party manufacturers with which we contract. Regulatory authorities have substantial discretion in the approval process and may refuse to accept a marketing application if deficient. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. Of the large number of drugs in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized.

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

We may seek Fast Track designation for some of our product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address unmet medical needs for this condition, the drug or biologic sponsor may apply for FDA Fast Track designation. Fast Track designation provides increased opportunities for sponsor meetings with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed. The FDA has broad discretion whether or not to grant this designation, and even if we believe a particular product candidate is eligible for this designation, we cannot be certain that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Fast Track designation does not assure ultimate approval by the FDA. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

We may seek orphan drug designation for some of our product candidates but may not be able to obtain it.

We have obtained orphan drug designation from the FDA for SER-109 for recurrent CDI and SER-287 for pediatric ulcerative colitis and may seek orphan drug designation and exclusivity for some of our future product candidates. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs and biologics for relatively small patient populations as orphan drugs. In the United States, the FDA may designate a drug or biologic as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a disease or condition that affects fewer than 200,000 individuals in the United States.

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

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We rely on third parties for certain aspects of the manufacture of our product candidates for preclinical and clinical testing and expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or that such quantities may not be available at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We rely, and expect to continue to rely, on third parties for certain aspects of materials supply for our product candidates in preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates on a timely basis or at all, or that such quantities will be available at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Third-party manufacturers may not be able to comply with current good manufacturing processes, or cGMP, regulations or similar regulatory requirements inside or outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. The contract manufacturers we rely on to produce our product candidates have never produced an FDA-approved therapeutic. If our manufacturers are unable to comply with cGMP regulation or if the FDA or other regulators do not approve their facility upon a pre-approval inspection, our therapeutic candidates may not be approved or may be delayed in obtaining approval. In addition, there are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing our products. Therefore, our product candidates and any future products that we may develop may compete with other products for access to manufacturing facilities. Any failure to gain access to these limited manufacturing facilities could severely impact the clinical development, marketing approval and commercialization of our product candidates.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. Except for our clinical production facility in Massachusetts, we do not currently have arrangements in place for redundant supply of product.  We do not currently have a second source for required materials used for the manufacture of finished product. If our current manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and anticipated future dependence upon others for the manufacture of our product candidates or products could delay, prevent or impair our development and commercialization efforts.

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

The development and commercialization of new drug and biologic products is highly competitive and is characterized by rapid and substantial technological development and product innovations. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. We are aware of a number of large pharmaceutical and biotechnology companies, as well as smaller, early-stage companies, that are pursuing the development of products, including microbiome therapeutics, for reducing CDI and other disease indications we are targeting. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others may be based on entirely different approaches. For example, FMT is a procedure that has resulted in reports of high cure rates for recurrent CDI and our competitors and physicians may continue to seek to standardize and implement this procedure. Potential competitors also include academic institutions, government agencies, not-for-profits, and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources, established presence in the market and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and reimbursement and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors.

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

Even if we are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars. In the United States, the Biologics Price Competition and Innovation Act, or BPCIA, enacted in 2010 as part of the ACA, created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar, to or “interchangeable” with an FDA-approved biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. This pathway could allow competitors to reference data from innovative biological products 12 years after the time of approval of the innovative biological product. This data exclusivity does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data and seeking approval. Data exclusivity only assures that another company cannot rely upon the data within the innovator’s application to support the biosimilar product’s approval.

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

In Europe, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In Europe, a competitor may reference data supporting approval of an innovative biological product but will not be able to get on the market until 10 years after the time of approval of the innovative product. This 10-year marketing exclusivity period will be extended to 11 years if, during the first eight of those 10 years, the marketing authorization holder obtains an approval for one or more new therapeutic indications that bring significant clinical benefits compared with existing therapies. In addition, companies may be developing biosimilars in other countries that could compete with our products. If competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences.

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of our approved products. The FDA closely regulates the post-approval marketing and promotion of drugs and biologics to ensure they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we market our products outside of their approved indications, we may be subject to enforcement action for off-label marketing or promotion. Violations of the FDA’s restrictions relating to the promotion of prescription drugs may also lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. In addition, the FDA’s regulations, policies or guidance may change and new or additional statutes or government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities.  For example, in December 2016, the 21st Century Cures Act was signed into law, which is intended, among other things, to modernize the regulation of biologics and to spur innovation, though its ultimate implementation remains unclear. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenues. If regulatory sanctions are applied or if regulatory approval is withheld or withdrawn, the value of our company and our operating results will be adversely affected.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We also cannot predict the likelihood, nature, or extent of adverse government regulation that may arise from pending or future legislation or administrative action, either in the United States or abroad.  For example, certain policies of the current Presidential administration may impact our business and industry.  Namely, the current Presidential administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval or marketing applications.  It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority.  If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

Our relationships with customers, physicians and third-party payors are and will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from governmental healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors, physicians and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may restrict the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

•

the federal Physician Payment Sunshine Act requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians, certain other healthcare professionals, and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; manufacturers are required to submit reports to the government by the 90th day of each calendar year;

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

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental laws and regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement, and the curtailment or restructuring of our operations.

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

In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA, is a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms.

Among the provisions of the ACA of importance to our potential product candidates are the following:

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

There have been judicial and Congressional challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future, particularly in light of the current Presidential administration and Congress. Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA as well as recent efforts by the current Presidential administration to repeal or replace certain aspects of the ACA. For example, President Trump has signed Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the ACA are invalid as well. While the current Presidential administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal, it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, enacted in August 2011, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates, if approved.

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

Risks Related to Our Intellectual Property

If we are unable to adequately protect our proprietary technology or obtain and maintain issued patents that are sufficient to protect our product candidates, others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.

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

Moreover, other parties have developed technologies that may be related or competitive to our approach and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming similar methods or by claiming subject matter that could dominate our patent position or cover one or more of our products. In addition, given the early stage of prosecution of our portfolio, it may be some time before we understand how patent offices react to our patent claims and whether they identify prior art of relevance that we have not already considered.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. Due to legal standards relating to patentability, validity, enforceability and claim scope of patents covering biotechnological and pharmaceutical inventions, our ability to obtain, maintain and enforce patents is uncertain and involves complex legal and factual questions. Even if issued, a patent’s validity, inventorship, ownership or enforceability is not conclusive. Accordingly, rights under any existing patent or any patents we might obtain, or license may not cover our product candidates, or may not provide us with sufficient protection for our product candidates to afford a commercial advantage against competitive products or processes, including those from branded and generic pharmaceutical companies.

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

We are aware of numerous patents and pending applications owned by third parties in the fields in which we are developing product candidates, both in the United States and elsewhere. However, we may have failed to identify relevant third-party patents or applications. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Moreover, it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our product candidates and technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology. In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of a current or future product candidate, or we may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use of our products. We are aware of several pending patent applications containing one or more claims that could be construed to cover some of our product candidates or technology, should those claims issue in their original form or in the form presently being pursued. In addition, we are aware of third-party patent families that include issued and allowed patents, including claims that, if valid and enforceable, could be construed to cover some of our product candidates or their methods of use. On April 25, 2017, we filed a notice of opposition in the European Patent Office challenging the validity of a patent issued to The University of Tokyo and requesting that it be revoked in its entirety for the reasons set forth in our opposition.  The oral proceedings were held at the European Patent Office on February 18, 2019 and the Opposition Division required The University of Tokyo to narrow the scope of the claims of the patent.  We expect The University of Tokyo to appeal.

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

Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. If we are found or believe there is a risk we may be found, to infringe a third party’s intellectual property rights, we could be required or may choose to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any such license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

We may be subject to claims by third parties asserting that our employees or we have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.

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

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential collaborators or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

We will not seek to protect our intellectual property rights in all jurisdictions throughout the world and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

Filing, prosecuting and defending patents on product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than in the United States, assuming that rights are obtained in the United States and assuming that rights are pursued outside the United States. The statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications. For each of the patent families that we believe provide coverage for our product candidates, we decide whether and where to pursue protection outside the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, even if we do elect to pursue patent rights outside the United States, we may not be able to obtain relevant claims, and/or we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions.

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

Risks Related to Our Operations

Our new corporate strategy and restructuring may not be successful.

On February 7, 2019, following a strategic business review, we announced our new strategy to focus our resources on advancing our highest-priority, clinical-stage microbiome therapeutic candidates. As a result, we plan to concentrate on completing the SER-287 Phase 2b study in mild-to-moderate UC, obtaining results from the ongoing SER-109 Phase 3 study for recurrent CDI and advancing the SER-401 Phase 1b study, in collaboration with the Parker Institute for Cancer Immunotherapy and MD Anderson Cancer Center, to evaluate augmenting checkpoint inhibitor response in patients with metastatic melanoma. The success of this strategic shift will depend on our ability to successfully advance our therapeutics candidates, complete our ongoing studies, retain senior management or other highly qualified personnel, prioritize competing projects and efforts and obtain sufficient resources, including additional capital. Accordingly, there are no assurances our change in strategic focus will be successful, which may have an adverse effect on our results of operations and financial condition.

Also, on February 7, 2019, we announced the restructuring of our executive team and a reduction in our workforce by approximately 30 employees and contractors, which in total represented approximately 30% of our workforce. The positions eliminated are primarily related to research, manufacturing, and general and administrative services. Following the reduction in workforce, we expect to have approximately 100 full-time employees, and we believe we will be appropriately resourced to continue executing on our current strategy. However, our workforce may not be sufficient to fully execute our strategic shift, and we may not be able to effectively retain the management or personnel needed to fully implement our strategy. We estimate that we will incur one-time costs related primarily to employee termination benefits between $1.5 million and $2.0 million. Our restructuring and reduction in workforce activities may also result in unexpected risks or costs, such as employee claims and contractual disputes, and the risk that the actual financial and other impacts of the reductions could vary materially from the outcomes anticipated, which may have a material adverse effect on our results of operations or financial condition.

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on Eric Shaff, our President and Chief Executive Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

We have in the past been subject to securities class action litigation and may be subject to similar or other litigation in the future, which may harm our business.

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

Clinical Manufacturing

We currently conduct part of our manufacturing operations in our leased facilities in Cambridge, Massachusetts, which contain manufacturing facilities for clinical products. We believe our current laboratory facilities and contract relationships are sufficient to meet our current bioprocess development and manufacturing needs.  Product candidates may be brought into the facilities for economies of operation, or may remain external with contract manufacturing organizations, depending on business dynamics and development needs.

We plan to control the production of all products under current good manufacturing practices by making strategic investments in manufacturing, which may include collaborations with third parties, the design and renovation of existing facilities and the construction of additional new facilities for commercial supply.

Item 3. Legal Proceedings

Opposition Proceeding

On October 19, 2016, the European Patent Office granted European Patent No. 2 575 835 B1 to The University of Tokyo. On April 25, 2017, we filed a notice of opposition to this patent in the European Patent Office, requesting that it be revoked in its entirety for the reasons set forth in our opposition.  The oral proceedings were held at the European Patent Office on February 18, 2019 and the Opposition Division required The University of Tokyo to narrow the scope of the claims of the patent.  We expect The University of Tokyo to appeal.

Item 4. Mine Safety Disclosures

Not applicable.

Directors of the Registrant

Noubar B. Afeyan, Ph.D., has served as a member of our board of directors since October 2010. Since 1999, Dr. Afeyan has served as the Senior Managing Partner and Chief Executive Officer of Flagship Pioneering, formerly known as Flagship Ventures, an early-stage venture capital firm that he co-founded, which conceives, creates, resources and develops first-in-category life sciences companies. Dr. Afeyan serves on the boards of numerous privately and publicly held companies, including Moderna, Inc., Rubius Therapeutics, Inc. Kaleido Biosciences, Inc. and Evelo Biosciences, Inc. and has previously served on the board of directors of several public companies including, BG Medicine, Inc., BIND Therapeutics, Inc., and Sensen Bio (formerly Eleven Biotherapeutics, Inc.). Dr. Afeyan received a B.S. in chemical engineering from McGill University and a Ph.D. in Biochemical Engineering from the Massachusetts Institute of Technology. He is currently a visiting lecturer of business administration at Harvard Business School and was previously a senior lecturer at the Massachusetts Institute of Technology’s Sloan School of Management where he taught courses on technology-entrepreneurship, innovation and leadership.

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

Grégory Behar has served as a member of our board of directors since December 2014. Mr. Behar has served as Chief Executive Officer of Nestlé Health Science S.A., a health sciences company, since October 2014. From July 2011 to July 2014, Mr. Behar was President and Chief Executive Officer of Boehringer Ingelheim Pharmaceuticals Inc. (USA), a pharmaceutical company. From 2010 to July 2011, Mr. Behar was Corporate Vice President Region NECAR (North European Union, Canada and Australasia) for Boehringer-Ingelheim GmbH, a pharmaceutical company. Mr. Behar has also served on the board of directors of Aimmune Therapeutics, Inc. since November 2016.  Mr. Behar received his B.S. from the University of California, Los Angeles, an M.S. in Mechanical Engineering and Manufacturing from EPFL in Switzerland and an MBA from INSEAD in France.

Willard Dere, M.D., has served on our board of directors since July 2017. Since November 2014, Dr. Dere has been Professor of Internal Medicine, B. Lue and Hope S. Bettilyon Presidential Endowed Chair in Internal Medicine for Diabetes Research, Executive Director of Personalized Health, and Co-Principal Investigator of the Center for Clinical and Translational Science at the University of Utah Health Sciences Center. Prior to his professorship, from 2003 until his retirement in October 2014, Dr. Dere held multiple roles at Amgen, including head of global development, and both corporate and international chief medical officer, and led development of programs in various therapeutic areas. Dr. Dere has served on the boards of directors of BioMarin Pharmaceutical since 2016, Radius Health since 2015, Mersana Therapeutics, Inc. since 2018 and Ocera Therapeutics between 2016 and 2017. Dr. Dere received his undergraduate and medical degrees from the University of California, Davis, completed his internal medicine residency training at the University of Utah, and his postdoctoral training in endocrinology and metabolism at the University of California, San Francisco.

Richard N. Kender has served as a member of our board of directors since October 2014. From October 1978 to September 2013, Mr. Kender held positions in a variety of corporate areas at Merck & Co., Inc., or Merck, a pharmaceutical company, most recently serving as Senior Vice President of Business Development and Corporate Licensing. Mr. Kender has served on the board of directors of Poxel S.A. since 2015 and Abide Therapeutics, Inc. since 2015, and previously served on the boards of director of INC Research Holdings, Inc. between 2014 and 2017. Mr. Kender received a B.S. from Villanova University and an M.B.A. from Fairleigh Dickinson University.

Lorence H. Kim, M.D., has served as a member of our board of directors since October2014.  Since April 2014, Dr. Kim has been the Chief Financial Officer of Moderna Therapeutics, a biotechnology company. From July 2000 to April 2014, Dr. Kim held a number of positions at Goldman, Sachs & Co., an investment bank, most recently as Managing Director and Co-Head of Biotechnology Investment Banking. Dr. Kim received an A.B. from Harvard University, an MBA in Healthcare Management from the Wharton School of the University of Pennsylvania, and an M.D. from the University of Pennsylvania’s School of Medicine.

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

Roger J. Pomerantz, M.D., has served as Chairman of our board of directors since November 2013.  Previously, he served as our President and Chief Executive Officer from June 2014 to January 2019. Since July 2014, Dr. Pomerantz has been a Senior Partner at Flagship Pioneering, formerly known as Flagship Ventures, an early-stage venture capital firm. From January 2011 to September 2013, Dr. Pomerantz was Worldwide Head of Licensing and Acquisitions and Senior Vice President at Merck, where he oversaw licensing and acquisitions for Merck Research Laboratories, the research and development division of Merck. From February 2010 to February 2013, Dr. Pomerantz served as Global Head of Infectious Diseases and Senior Vice President at Merck, where he oversaw pharmaceutical development and discovery of antibiotics, antivirals, antifungals and antiparasitic agents. Prior to Merck, Dr. Pomerantz was Global Head of Infectious Diseases for the pharmaceutical division of Johnson & Johnson, Inc., a multinational medical device, consumer goods and pharmaceutical corporation, where he was responsible for anti-infective agents worldwide. He joined Johnson & Johnson, Inc. in August 2005 as President of Tibotec Pharmaceuticals, Inc., now Janssen Therapeutics and a subsidiary of Johnson & Johnson, Inc., a pharmaceutical company focused on the treatment of infectious diseases. Dr. Pomerantz has developed ten approved infectious disease drugs for diseases including HIV, HCV and tuberculosis. He has served on the boards of director of Contrafect Corporation, since 2014, Rubius Therapeutics, Inc., since 2014, and Intec Therapeutics, Inc since 2018. Dr. Pomerantz received his B.A. in Biochemistry from The Johns Hopkins University and his M.D. from The Johns Hopkins School of Medicine.

Eric D. Shaff has served as our Chief Executive Officer and a member of our board of directors since January 2019.  Previously, he served as our Chief Operating and Financial Officer and Executive Vice President from January 2018 until January 2019 and as our Chief Financial Officer from November 2014 to January 2019. Mr. Shaff has also served on the board of directors of Sigilon Therapeutics, Inc. since November 2017. From January 2012 to November 2014, Mr. Shaff was Vice President of Corporate Finance for Momenta Pharmaceuticals, a biotechnology company, where he helped manage Momenta’s accounting, finance, planning, and procurement functions, as well as contributing to Momenta’s investor relations efforts. From June 2004 to December 2011, Mr. Shaff held a number of corporate development and finance positions with Genzyme Corporation, a biotechnology company, most recently as Vice President of Finance/Controller for the Personalized Genetic Health division. Mr. Shaff received his B.A. from the University of Pennsylvania and his MBA from Cornell University.

Meryl Zausner has served as a member of our board of directors since August 2018. From April 2012 to November 2014, Ms. Zausner served as chief financial and administrative officer of Novartis Pharmaceuticals Inc. in the United States and served as a member of the Pharmaceutical Executive Committee and Global Finance Leadership Team. At Novartis, she helped launch the Oncology Business Unit, as well as the company’s shared services organization. Prior to serving as chief financial and administrative officer, Ms. Zausner was a member of the Novartis Global Oncology leadership team and chief financial officer, where she contributed to the development and commercialization of therapies, including Gleevec® (imatinib). Ms. Zausner also serves on the boards of directors of Neon Therapeutics, Inc. and the Multiple Myeloma Research Foundation. Ms. Zausner received a B.S. in accounting and economics from the University at Albany, SUNY.

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

Thomas J. DesRosier has served as our Chief Legal Officer, Executive Vice President, and Secretary since May 2016. Previously, he served as Executive Vice President, Chief Legal and Administrative Officer and Secretary of ARIAD Pharmaceuticals, Inc., a biopharmaceutical company, from 2015 to 2016, as Executive Vice President, Chief Legal and Administrative Officer and Secretary of Cubist Pharmaceuticals, Inc., or Cubist, a biopharmaceutical company, from 2014 to 2015 and as Senior Vice President, Chief Legal Officer and Secretary of Cubist from 2013 to 2014. Before that, Mr. DesRosier served as Senior Vice President, General Counsel North America of Sanofi, a global biopharmaceutical company, from 2011 to 2013. From 1999 to 2011, Mr. DesRosier held several increasing leadership roles within the legal group of Genzyme Corporation, a biotechnology company, culminating in his role as Senior Vice President, Chief Legal Officer. Mr. DesRosier serves as a director on the board of Avanir Pharmaceuticals, a Delaware corporation and wholly-owned subsidiary of Otsuka Pharmaceutical Company, Ltd. Mr. DesRosier earned a B.A. in chemistry from the University of Vermont and a J.D. from Wake Forest University School of Law.

Matthew Henn, Ph.D., has served as our Executive Vice President and Chief Scientific Officer since February 2019.  Since joining at the launch of our company in June 2012, he has held positions of increasing seniority, most recently prior to his current position he served as our Executive Vice President, Head of Discovery and Microbiome R&D.  Prior to Seres, he was the Director of Viral Genomics and Assistant Director of the Genome Sequencing Center for Infectious Diseases at the Broad Institute of MIT and Harvard. He currently serves on the scientific advisory boards of the Forsyth Institute and Growcentia, Inc, an agricultural microbiome company. Dr. Henn earned his B.S. in ecology and evolutionary sciences from the University of New Hampshire and his Ph.D. in ecosystem sciences from the University of California at Berkeley, were he was a NASA Earth Systems Sciences Fellow, and trained as a NSF Postdoctoral Fellow in Microbiology at Duke University.

Kevin Horgan, M.D., has served as our Chief Medical Officer and Executive Vice President since October 2018.  Dr. Horgan has contributed to the development and approval of multiple therapeutics across immunological and oncology indications. Most recently, from April 2015 to October 2018, Dr. Horgan was Vice President of Clinical Development at Astra Zeneca, where he led the development of combination immune-oncology programs. Prior to Tucana, Dr. Hogan held Chief Medical Officer roles at Soligenix from January 2011 to October 2013 and Coronado from October 2013 to January 2014. Prior to those roles, he was Vice President of Clinical Immunology at Centocor during the development and approval of Remicade, Stelara and Simponi. Dr. Hogan began his industry career at Merck, following positions in academic medicine at the University of California, Los Angeles. Dr. Horgan earned his undergraduate and medical degrees from University College Cork in Ireland. He did his medical residency on the Osler Service, at The Johns Hopkins Medical School and Medical Center in Baltimore, MD.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is been traded on The Nasdaq Global Select Market under the symbol “MCRB.”

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between June 26, 2015 (the date of our initial public offering) and December 31, 2018, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on June 26, 2015 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on June 26, 2015 of $51.40 per share as the initial value of our common stock and not the initial offering price to the public of $18.00 per share.

Holders

As of February 28, 2019, there were approximately 20 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities during the quarter ended December 31, 2018.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the quarter ended December 31, 2018.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2018, 2017, and 2016 and the consolidated balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations and consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.   Our historical results are not necessarily indicative of the results that should be expected in the future.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Collaboration revenue - related party(1)	$26,917	$32,100	$21,766	$—	$—
Grant revenue	1,350	—	—
Total revenue	28,267	32,100	21,766	—	—
Operating expenses:
Research and development	95,955	89,455	81,989	38,095	10,718
General and administrative	32,596	34,040	32,616	16,761	4,364
Total operating expenses	128,551	123,495	114,605	54,856	15,082
Loss from operations	(100,284)	(91,395)	(92,839)	(54,856)	(15,082)
Other income (expense):
Interest income (expense), net	1,172	1,590	1,260	83	(209)
Other income	170	425	—	—	—
Revaluation of preferred stock warrant liability	—	—	—	(7)	(1,418)
Total other income (expense), net	1,342	2,015	1,260	76	(1,627)
Net loss	(98,942)	(89,380)	(91,579)	(54,780)	(16,709)
Accretion of convertible preferred stock to redemption value	—	—	—	—	(1,291)
Net loss attributable to common stockholders	$(98,942)	$(89,380)	$(91,579)	$(54,780)	$(18,000)
Net loss per share attributable to common stockholders, basic and diluted(2)	$(2.43)	$(2.21)	$(2.30)	$(2.33)	$(2.67)

(1)

We adopted ASC 606 on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. Our reported results for 2018 reflect the application of ASC 606 guidance while our reported results for 2017 and 2016 were prepared under the guidance outlined in ASC 605.  See Note 9 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K for further details.

(2)

See Note 11 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$85,820	$36,088	$54,539	$73,933	$114,185
Investments	—	113,895	175,456	131,149	—
Working capital(1)	50,624	123,453	167,912	196,690	109,140
Total assets	120,472	189,522	272,646	216,900	117,345
Preferred stock warrant liability	—	—	—	—	1,582
Long-term debt, net of discount, including current portion	—	—	—	—	2,504
Convertible preferred stock(2)	—	—	—	—	136,077
Total stockholders’ equity (deficit)	(48,045)	60,699	132,631	205,394	(26,721)

(1)	We define working capital as current assets less current liabilities.
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

Overview

We are a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to treat disease by restoring the function of a dysbiotic microbiome. SER-287 is being developed to treat ulcerative colitis, or UC. Our lead product candidate, SER-109, is designed to reduce recurrences of Clostridium difficile, or C. difficile infection, or CDI, a debilitating infection of the colon, in patients who have received antibiotic therapy for recurrent CDI by treating the dysbiosis of the colonic microbiome and, if approved by the U.S. Food and Drug Administration, or FDA, could be a first-in-field oral microbiome drug.   In addition, using our microbiome therapeutics platform, we are developing product candidates to treat diseases where the microbiome is implicated, including SER-301, a rationally designed, fermented inflammatory bowel disease, or IBD, candidate, and SER-401, a microbiome therapeutic candidate for use with checkpoint inhibitors, or CPIs, in patients with metastatic melanoma. We continue to evaluate microbiome pharmacokinetic and pharmacodynamic data from the SER-262 Phase 1b study and other completed clinical trials, in addition to insights gained from research efforts with our other rationally designed Ecobiotic microbiome therapeutic candidates, in order to determine next steps in the development of both SER-262 to treat an initial recurrence of CDI, and SER-155 to modulate the microbiome and dysbioses in patients following allogeneic hematopoietic stem cell transplants.  We are also using our microbiome therapeutics platform to conduct research on various indications, including: infectious diseases, metabolic diseases, and inflammatory and immune diseases, including immuno-oncology.

Since our inception in October 2010, we have devoted substantially all of our resources to developing our programs, building our intellectual property portfolio, developing our supply chain, business planning, raising capital and providing general and administrative support for these operations.

All of our product candidates other than SER-287, SER-109, SER-262 and SER-401 are still in preclinical development or early stage discovery. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses.  Our net loss was $98.9 million for the twelve months ended December 31, 2018. As of December 31, 2018, we had an accumulated deficit of $389.4 million and cash and cash equivalents totaling $85.8 million.  Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents as of December 31, 2018, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2019, raising a substantial doubt regarding our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. As further discussed in “—Liquidity and Capital Resources” below, these factors raise substantial doubt about our ability to continue as a going concern.

On October 2, 2017, we announced positive topline results from our Phase 1b clinical trial of SER-287 in patients with UC who were failing current therapies. The SER-287 Phase 1b study, a randomized, double-blinded, placebo-controlled, multiple-dose, induction study enrolled 58 patients at 20 sites across the United States with active mild-to-moderate UC, with Total Modified Mayo scores of 4 to 10. Study subjects exhibited pre-study disease activity despite use of current therapies in a majority of subjects, which included 5-amino-salacylic acid, low dose corticosteroids, or immunomodulatory therapy.  Evaluation of SER-287 safety and tolerability was a primary study endpoint and study results showed no drug-related serious adverse events and no imbalance in adverse events in SER-287-treated patients as compared to patients treated with placebo.

Analyses of study patients’ microbiome data, a co-primary study endpoint of the trial, demonstrated that SER-287 induced dose-dependent engraftment of SER-287-derived bacterial species into the colonic microbiome of the patients treated with SER-287. Patients administered vancomycin pre-treatment followed by daily administration of SER-287 had the highest level of SER-287 engraftment, which was statistically significant. This patient cohort corresponded with the study arm where the most significant clinical benefits were observed, including clinical remission and endoscopic improvement. Differences in the composition of the microbiome post treatment were also associated with clinical remission. Bacterial engraftment signatures were durable throughout the dosing period of the trial and were also observed at four weeks post administration of the final SER-287 dose. The pharmacologic impact of the SER-287 engraftment was supported by metabolomic and transcriptomic data. Analysis of metabolites and gene expression signatures associated with inflammation and immune modulation, were observed to be correlated with remission in SER-287 treated subjects.

In December 2018, we initiated our Phase 2b trial, ECO-RESET, evaluating SER-287 in patients with active mild-to-moderate ulcerative colitis. Based on feedback obtained from the FDA on the SER-287 Phase 2b study design, we believe that the study could serve as one of two required pivotal trials supporting potential future registration of SER-287. The Phase 2b study is a three-arm placebo-controlled trial of approximately 200 patients with active mild-to-moderate UC. Two groups of patients will receive different doses of SER-287, both following pretreatment with a short course of oral vancomycin. A third study arm will receive placebo. The study’s primary endpoint will evaluate clinical remission measured after 10 weeks of SER-287 administration. Endoscopic improvement will be measured as a secondary efficacy measure. We expect to complete study enrollment by mid-2020.

In June 2017 we initiated a Phase 3 clinical study of SER-109, termed ECOSPOR III, in approximately 320 patients with multiply recurrent CDI. Based on analysis of the available clinical, microbiome, and chemistry, manufacturing and control data from our Phase 1b and Phase 2 clinical studies of SER-109, diagnosis of CDI for both study entry and for endpoint analysis will be confirmed by C. difficile cytotoxin assay, rather than polymerase chain reaction, or PCR, which was used in the prior studies. Patients in the SER-109 arm will receive a total SER-109 dose, administered over three days, approximately 10-fold higher than the dose used in the Phase 2 clinical study. The study will evaluate patients for 24 weeks and the primary endpoint will compare the CDI recurrence rate in subjects who receive SER-109 verses placebo at up to eight weeks after dosing. ECOSPOR III enrolment continues to progress, with over 100 sites open across the United States and Canada. Several factors have impacted study enrollment, including the C. difficile cytotoxin test required for diagnosis, which has screened out some individuals who might otherwise have been included had we used PCR-based testing, and the widespread availability of unapproved and unregulated fecal microbiota transplantation. We continue to add and implement various operational measures to expedite study enrollment.  Additionally, we are considering alternatives, including study design modification, to expedite the availability of clinical results.

We have initiated a Phase 1b clinical study with our collaborators at MD Anderson Cancer Center, or MD Anderson, and the Parker Institute for Cancer Immunotherapy, or the Parker Institute, of SER-401, a donor derived microbiome therapy designed to replicate the bacterial signature found in the approximately one third of patients who have a robust response to anti-PD-1 therapy.   SER-401 is designed to modify the cancer immune set point and meaningfully improve patients’ response to checkpoint inhibitor therapy.  The scientific basis for SER-401 is supported by published findings from our collaborator, Dr. Jennifer Wargo of MD Anderson, indicating that a specific set of bacteria in the gastrointestinal microbiome can have an important role in determining the immunological response to checkpoint inhibitor therapy. Our own preclinical research has extended these findings and continues to ascertain how specific bacterial species impact the response to checkpoint inhibitors.  These data demonstrate the strong role of specific bacterial species in anti-tumor response to anti-PD-1 therapy and on the impact of the microbiome the immune system and on specific T cell classes, including CD8 and T regulatory cells.

We continue to evaluate microbiome pharmacokinetic and pharmacodynamic data from the SER-262 Phase 1b study and other completed clinical trials, in addition to insights gained from preclinical research efforts with our other rationally designed Ecobiotic microbiome therapeutic candidates, in order to determine future steps in the development of both SER-262 and SER-155.

While we plan to focus our investment on our highest priority clinical programs in the near-term, our expenses may increase substantially in connection with our ongoing and planned activities, particularly as we:

•	continue the clinical development of SER-109, our lead product candidate, in the Phase 3 clinical study;
•	continue the clinical development of SER-287 for the treatment of UC;
•	continue the clinical development of SER-401, a microbiome therapeutic candidate for use with CPIs in a Phase 1b clinical trial in patients with metastatic melanoma;
•	conduct research and continue preclinical development of SER-301, our rationally designed IBD product candidate;
•	make strategic investments in manufacturing capabilities;
•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	perform our obligations under the license and collaboration agreement with Nestec Ltd., or NHS;
•	seek to obtain regulatory approvals for our product candidates; and
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company.

As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.  If we are unable to raise sufficient capital to fund our current operating plans in the next twelve months, we may need to reduce our expenditures, potentially requiring us, among other things, to delay, scale back, or eliminate some or all of our planned clinical trials and other research and development programs.

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

In exchange for the license, NHS made an upfront cash payment of $120.0 million to us in February 2016. NHS has also agreed to pay us tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of NHS Collaboration Products in the Licensed Territory. Additionally, NHS has agreed to pay us up to $285.0 million in development milestone payments, $375.0 million in regulatory payments and up to an aggregate of $1.125 billion for the achievement of certain commercial milestones related to the sales of NHS Collaboration Products.  We received a $10.0 million milestone payment in 2016 associated with the initiation of a Phase 1b study for SER-262 in CDI. In June 2017, we initiated a Phase 3 clinical study of SER-109 (ECOSPOR III) in patients with multiply recurrent CDI. In July 2017, we recorded revenue of $20.0 million based on the achievement of this milestone under the License Agreement.

In November 2018, we executed a letter agreement with NHS, or the Letter Agreement, modifying certain terms of the License Agreement. Under the Letter Agreement, NHS agreed to pay us the $20.0 million Phase 3 milestone payment upon commencement of the Phase 2b study for SER-287. In December 2018, we received $40.0 million in milestone payments in connection with the commencement of the Phase 2b study for SER-287. The full potential value of the upfront payment and milestone payments payable by NHS is over $1.9 billion, assuming all products receive regulatory approval and are successfully commercialized. NHS is also obligated to pay some of the costs related to our clinical trials. See “—Liquidity and Capital Resources.”

Financial Operations Overview

Revenue

To date we have not generated any revenues from the sale of products.  Our revenues have primarily been derived from the License Agreement with NHS.

Operating Expenses

Our operating expenses since inception have consisted primarily of research and development activities and general and administrative costs.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, which include:

•

expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct research, preclinical activities and clinical trials on our behalf as well as contract manufacturing organizations that manufacture drug products for use in our preclinical and clinical trials;

•	salaries, benefits and other related costs, including stock-based compensation expense, for personnel in our research and development functions;
•	costs of outside consultants, including their fees, stock-based compensation and related travel expenses;
•	the cost of laboratory supplies and acquiring, developing and manufacturing preclinical study and clinical trial materials;
•	costs related to compliance with regulatory requirements; and
•	facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors and our clinical investigative sites. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses. Costs incurred under our license agreement with NHS are included in the costs listed above.  All costs associated with the License Agreement are recorded in research and development expense in the consolidated statements of operations and comprehensive loss.

Our primary focus of research and development since inception has been on our microbiome therapeutics platform and the subsequent development of our programs. Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to investigators, consultants, CROs in connection with our preclinical studies and clinical trials, lab supplies and consumables, and regulatory fees. We do not allocate employee-related costs and other indirect costs to specific research and development programs because these costs are deployed across multiple product programs under development and, as such, are classified as costs of our microbiome therapeutics platform research, along with external costs directly related to our microbiome therapeutics platform.

The table below summarizes our research and development expenses incurred on our platform and by product development program for those that have begun clinical development.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Microbiome therapeutics platform	$62,804	$63,695	$46,611
SER-109	18,482	16,306	25,386
SER-262	3,090	4,971	5,269
SER-287	11,579	4,483	4,723
Total research and development expenses	$95,955	$89,455	$81,989

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we advance the clinical development of SER-287, complete our ECOSPOR III Phase 3 clinical study of SER-109, continue to discover and develop additional product candidates, including SER-401, SER-155 and SER-301 and pursue later stages of clinical development of our product candidates.

Research and development expenses of $96.0 million for the year ended December 31, 2018 were comprised of $7.8 million in external services, $28.1 million in clinical and manufacturing costs, and $60.1 million in other costs.

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

Our general and administrative expenses may increase in the future if we increase our headcount to support the potential growth in our research and development activities and the potential commercialization of our product candidates. We also may continue to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and the requirements of the Securities and Exchange Commission, director and officer insurance costs and investor and public relations costs.

Other Income (Expense), Net

Interest Income (Expense), Net

Interest income consists of interest earned on our cash, cash equivalents and investments.

Other Income

Other income consists of an award from the Massachusetts Life Sciences Center that we earned in 2017 when we met the required employment thresholds.

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2018, we had federal and state net operating loss carryforwards of $185.6 million and $185.9 million, respectively, both of which begin to expire in 2035. As of December 31, 2018, we also had federal and state research and development tax credit carryforwards of $28.6 million and $4.9 million, respectively, which begin to expire in 2031 and 2028, respectively. The federal research and development tax credits include an orphan drug credit carryforward of $17.5 million.

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

Revenue Recognition

We recognize revenue in accordance with the guidance under ASC 606, Revenue from Contracts with Customers. ASC 606 applies to all contracts with customers, except those contracts that are within the scope of other guidance, such as leases, insurance, and financial instruments. We enter into agreements that are within the scope of ASC 606, under which we license certain of our product candidates and perform research and development services in connection with such arrangements. The terms of these arrangements typically include payment of one or more of the following: nonrefundable up-front fees, reimbursement of research and development costs, development, clinical, regulatory and commercial sales milestone payments, and royalties on net sales of licensed products.  Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. When determining the timing and extent of revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps:

(i)	identify the contract(s) with a customer;
(ii)	identify the performance obligations in the contract;
(iii)	determine the transaction price;
(iv)	allocate the transaction price to the performance obligations in the contract; and
(v)	recognize revenue when (or as) the entity satisfies a performance obligation.

We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services transferred to our customer.

At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within the contract to determine whether each promised good or service is a performance obligation. The promised goods or services in our arrangements typically consist of a license to our intellectual property and/or research and development services. We may provide options to additional items in such arrangements, which are accounted for as separate contracts when our customer elects to exercise such options, unless the option provides a material right to our customer.  Performance obligations are promises in a contract to transfer a distinct good or service to our customer that (i) our customer can benefit from on its own or together with other readily available resources, and (ii) is separately identifiable from other promises in the contract. Goods or services that are not individually distinct performance obligations are combined with other promised goods or services until such combined group of promises meet the requirements of a performance obligation.

We determine transaction price based on the amount of consideration we expect to receive for transferring the promised goods or services in the contract. Consideration may be fixed, variable, or a combination of both. At contract inception for arrangements that include variable consideration, we estimate the probability and extent of consideration we expect to receive under the contract utilizing either the most likely amount method or expected amount method, whichever best estimates the amount expected to be received. We then consider any constraints on the variable consideration and include in the transaction price variable consideration to the extent it is deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

We then allocate the transaction price to each performance obligation based on the relative standalone selling price and recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) control is transferred to our customer and the performance obligation is satisfied. For performance obligations which consist of licenses and other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

We record amounts as accounts receivable when the right to consideration is deemed unconditional. When consideration is received, or such consideration is unconditionally due, from our customer prior to transferring goods or services to our customer under the terms of a contract, a contract liability is recorded for deferred revenue.

We do not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by our customer and the transfer of the promised goods or services to our customer will be one year or less. Incremental costs of obtaining a contract are expensed as and when incurred if the expected period over which we would have amortized the asset is one year or less, or the amount is immaterial.

Adoption of ASC 606

We adopted ASC 606 on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. Our reported results for 2018 reflect the application of ASC 606 guidance while our reported results for 2017 and 2016 were prepared under the guidance outlined in ASC 605, Revenue Recognition (“ASC 605”). The adoption of ASC 606 is considered a change in accounting policy which impacts the pattern and timing of revenue recognition under our license and collaboration agreement with NHS. Under ASC 605, the upfront fee of $120,000 received by the Company in the first quarter of 2016 was deferred and recognized on a straight-line basis over the estimated performance period of ten years. In addition, the Company recognized revenue associated with substantive development milestones not considered probable at the inception of the License Agreement with NHS in their entirety in the period in which the milestone was achieved, in accordance with ASC 605-28, Revenue Recognition-Milestone Method.

The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018, was recorded as an adjustment to the opening balance of accumulated deficit for 2018, with an associated impact to deferred revenue, as of the adoption date as follows:

	As Reported at	Adjustments Due to	Balance at
	December 31, 2017	ASC 606	January 1, 2018
Deferred revenue - related party	12,079	5,339	17,418
Deferred revenue, net of current portion - related party	84,847	21,518	106,365
Accumulated deficit	(263,571)	(26,857)	(290,428)

Further, the impact of adoption to our current year results in the Consolidated Statements of Operations and Comprehensive Loss is as follows:

	Year Ended December 31, 2018
	As Reported under ASC 606	Pro forma as if accounted for under ASC 605
Collaboration revenue - related party	$26,917	$52,197
Loss from operations	$(100,284)	(75,004)
Net loss	$(98,942)	(73,662)
Net loss per share attributable to common stockholders, basic and diluted	$(2.43)	$(1.81)

Finally, the impact of the adoption to our current year Consolidated Statements of Cash Flows is as follows:

	Year Ended December 31, 2018
	As Reported under ASC 606	Pro forma as if accounted for under ASC 605
Net loss	$(98,942)	$(73,662)
Deferred revenue	$13,476	(11,804)

Collaboration revenue

Arrangements with collaborators may include licenses to intellectual property, research and development services, manufacturing services for clinical and commercial supply, and participation on joint steering committees. We evaluate the promised goods or services to determine which promises, or group of promises, represent performance obligations. In contemplation of whether a promised good or service meets the criteria required of a performance obligation, we consider the stage of development of the underlying intellectual property, the capabilities and expertise of our customer relative to the underlying intellectual property, and whether the promised goods or services are integral to or dependent on other promises in the contract. When accounting for an arrangement that contains multiple performance obligations, we must develop judgmental assumptions, which may include market conditions, reimbursement rates for personnel costs, development timelines and probabilities of regulatory success to determine the stand-alone selling price for each performance obligation identified in the contract.

When we conclude that a contract should be accounted for as a combined performance obligation and recognized over-time, we must then determine the period over which revenue should be recognized and the method by which to measure revenue. We generally recognize revenue using a cost-based input method.

Licenses of intellectual property

If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue allocated to the license when the license is transferred to our customer and our customer is able to use and benefit from the license.  For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue associated with the bundled performance obligation.  We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of progress and related revenue recognition.

Milestone Payments

At the inception of each arrangement that includes developmental and regulatory milestone payments, we evaluate whether the achievement of each milestone specifically relates to our efforts to satisfy a performance obligation or transfer a distinct good or service within a performance obligation. If the achievement of a milestone is considered a direct result of our efforts to satisfy a performance obligation or transfer a distinct good or service and the receipt of the payment is based upon the achievement of the milestone, the associated milestone value is allocated to that distinct good or service, otherwise it will be allocated to all performance obligations of the arrangement based on the initial allocation.

We evaluate each milestone to determine when and how much of the milestone to include in the transaction price. We first estimate the amount of the milestone payment that we could receive using either the expected value or the most likely amount approach. We primarily use the most likely amount approach as that approach is generally most predictive for milestone payments with a binary outcome. Then, we consider whether any portion of that estimated amount is subject to the variable consideration constraint (that is, whether it is probable that a significant reversal of cumulative revenue would not occur upon resolution of the uncertainty.) We update the estimate of variable consideration included in the transaction price at each reporting date which includes updating the assessment of the likely amount of consideration and the application of the constraint to reflect current facts and circumstances.

Royalties

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any revenue related to sales-based royalties or milestone payments based on the level of sales.

Manufacturing supply services

For arrangements that include a promise of supply of clinical or commercial product, we determine if the supply is a promise in the contract or a future obligation at our customer’s option. If determined to be a promise at inception of the contract, we evaluate the promise to determine whether it is a separate performance obligation or a component of a bundled performance obligation. If determined to be an option, we determine if the option provides a material right to our customer and if so, account for the option as a separate performance obligation. If determined to be an option but not a material right, we account for the option as a separate contract when our customer elects to exercise the option.

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

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

•	CROs in connection with performing research services on our behalf and clinical trials;
•	investigative sites or other providers in connection with clinical trials;
•	vendors in connection with preclinical and clinical development activities; and
•	vendors related to product manufacturing, development and distribution of preclinical and clinical supplies.

We base our expenses related to preclinical studies and clinical trials on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed, enrollment of patients, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or amount of prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. To date, we have not made any material adjustments to our prior estimates of accrued research and development expenses.

Stock-Based Compensation

We measure stock options and other stock-based awards granted to employees and directors based on the fair value on the date of grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue stock options and restricted stock awards with only service-based vesting conditions and record the expense for these awards using the straight-line method. We recognize adjustments to stock compensation expense for forfeitures as they occur.

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

The assumptions we used to determine the fair value of stock options granted to employees and directors are as follows, presented on a weighted average basis:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.39%	2.20%	1.54%
Expected term (in years)	6.0	6.0	6.0
Expected volatility	76.0%	80.9%	84.2%
Expected dividend yield	0%	0%	0%

These assumptions represented our best estimates, but the estimates involve inherent uncertainties and the application of our judgment.

The following table summarizes the classification of our stock-based compensation expenses recognized in our Consolidated Statements of Operations:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Research and development	$8,388	$8,115	$8,310
General and administrative	8,253	9,247	8,547
	$16,641	$17,362	$16,857

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012 permits an ‘‘emerging growth company’’ such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have irrevocably elected to ‘‘opt out’’ of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies that are not emerging growth companies.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$26,917	$32,100	$(5,183)
Grant revenue	1,350	—	1,350
Total revenue	28,267	32,100	(3,833)
Operating expenses:
Research and development	$95,955	$89,455	$6,500
General and administrative	32,596	34,040	(1,444)
Total operating expenses	128,551	123,495	5,056
Loss from operations	(100,284)	(91,395)	(8,889)
Other income (expense):
Interest income (expense), net	1,172	1,590	(418)
Other income	170	425	(255)
Total other income (expense), net	1,342	2,015	(673)
Net loss	$(98,942)	$(89,380)	$(9,562)

Revenue

Total revenue was $28.3 million and $32.1 million for the years ended December 31, 2018 and 2017, respectively.  The revenue for both periods principally relates to the recognition of amounts received under the License Agreement.  The decrease is mainly due to the adoption of ASC 606, described in detail in Note 9. Additionally, we recognized a $20.0 million substantive milestone under the License Agreement during the twelve months ended December 31, 2017.

Research and Development Expenses

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Microbiome therapeutics platform	$62,804	$63,695	$(891)
SER-109	18,482	16,306	2,176
SER-262	3,090	4,971	(1,881)
SER-287	11,579	4,483	7,096
Total research and development expenses	$95,955	$89,455	$6,500

Research and development expenses were $96.0 million for the year ended December 31, 2018, compared to $89.5 million for the year ended December 31, 2017. The increase of $6.5 million was due primarily to the following:

•

a decrease of $0.9 million in research expenses related to our microbiome therapeutics platform, due primarily to a decrease in research consulting expenses of $2.0 million and IT expenses of $0.4 million and is partially offset by an increase in salary and consulting costs of $1.4 million and facilities and supplies costs of $0.1 million;

•

an increase of $2.2 million in expenses related to our SER-109 program, due primarily to an increase in contract manufacturing costs of $2.7 million, an increase in clinical trial consulting expenses of $0.6 million and an increase of $0.2 million in sequencing costs. This is partially offset by a decrease of $1.3 million in other consulting costs;

•	a decrease of $1.9 million in expenses of our SER-262 program primarily driven by a decrease in clinical trial costs of $1.2 million, and decrease in lab supplies and consumables of $0.7 million; and
•

an increase of $7.1 million in expenses of our SER-287 program primarily driven by an increase in clinical trials costs of $4.3 million, an increase in other consulting costs of $1.4 million and increase in lab supplies and consumables of $1.4 million.

We expect that our research and development expenses may increase in the foreseeable future as we advance the clinical development of SER-109, SER-287 and SER-262, and continue to discover and develop additional product candidates, including SER-401, SER-301 and SER-155, and pursue later stages of clinical development of our product candidates.

General and Administrative Expenses

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Personnel related (including stock-based compensation)	$15,765	$17,233	$(1,468)
Professional fees	7,609	8,265	(656)
Facility-related and other	9,222	8,542	680
Total general and administrative expenses	$32,596	$34,040	$(1,444)

General and administrative expenses were $32.6 million for the year ended December 31, 2018, compared to $34.0 million for the year ended December 31, 2017. The decrease of $1.4 million was primarily due to the following:

•	a decrease in personnel related costs of $1.5 million primarily due to the decrease in stock-based compensation expense;
•

a decrease in professional fees of $0.7 million due primarily to a decrease in legal fees of $0.8 million and a decrease in consulting fees of $0.3 million, partially offset by an increase in recruiting fees of $0.4 million; and

•

an increase in facility-related and other costs of $0.7 million primarily due to an increase in information technology expenses of $1.4 million, partially offset by a decrease in office-related expenses of $0.7 million.

Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2018 was $1.3 million, compared to $2.0 million for the year ended December 31, 2017. The $0.7 million decrease in other income (expense), net was primarily due to a decrease in interest income from lower cash and investment balances in 2018 versus 2017.

Comparison of Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Revenue	$32,100	$21,766	$10,334
Operating expenses:
Research and development	89,455	81,989	7,466
General and administrative	34,040	32,616	1,424
Total operating expenses	123,495	114,605	8,890
Loss from operations	(91,395)	(92,839)	1,444
Other income (expense):
Interest income (expense), net	1,590	1,260	330
Other income	425	—	425
Total other income (expense), net	2,015	1,260	755
Net loss	$(89,380)	$(91,579)	$2,199

Revenue

Total revenue was $32.1 million and $21.8 million for the year ended December 31, 2017 and 2016, respectively.  Of the $32.1 million of revenue recognized for the year ended December 31, 2017, $20.0 million was received from NHS associated with the initiation of the Phase 3 study for SER-109 in patients with multiply recurrent CDI, which is a substantive milestone under the License Agreement. Of the $21.8 million of revenue recognized for the year ended December 31, 2016, $10.0 million was received from NHS associated with the initiation of the Phase 1b study for SER-262 in CDI, which was a substantive development milestone under the License Agreement.  Prior to the adoption of ASC 606 we recognize revenue associated with substantive milestones in accordance with FASB ASC Topic 605-28, Revenue Recognition-Milestone Method, or ASC 605-28. The $20.0 million and $10.0 million payments were recognized in full as related party collaboration revenue during the years ended December 31, 2017 and 2016, respectively. The remaining revenue for both periods principally relates to the recognition of the $120.0 million upfront payment under the License Agreement over the estimated performance period of 10 years.

Research and Development Expenses

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Microbiome therapeutics platform	$63,695	$46,611	$17,084
SER-109	16,306	25,386	$(9,080)
SER-262	4,971	5,269	$(298)
SER-287	4,483	4,723	(240)
Total research and development expenses	$89,455	$81,989	$7,466

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

•

a decrease of $0.3 million in expenses of our SER-262 program primarily driven by a decrease in contract manufacturing costs of $1.0 million, a decrease in animal studies costs of $0.2 million, and a decrease in other consulting costs of $0.2 million, partially offset by an increase in clinical trial costs of $0.9 million and an increase in sequencing costs of $0.3 million; and

•

a decrease of $0.2 million in expenses of our SER-287 program primarily driven by a decrease in contract manufacturing costs of $0.3 million a decrease in other consulting costs of $0.2 million, and a decrease in lab consumables and supplies of $0.6 million, partially offset by an increase in clinical trial costs of $0.3 million and an increase in sequencing costs of $0.6 million.

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

Liquidity and Capital Resources

Since our inception, we have generated revenue primarily from collaborations and have incurred recurring net losses. We anticipate that we will continue to incur losses for at least the next several years. Our research and development and general and administrative expenses may continue to increase and, as a result, we will need additional capital to fund our operations, which we may obtain from additional financings, public offerings, research funding, additional collaborations, contract and grant revenue or other sources.

In January 2016, we entered into the License Agreement with NHS, for the development and commercialization of certain of our product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. In exchange for the license, NHS agreed to pay us an upfront cash payment of $120 million, which we received in February 2016. NHS has also agreed to pay us tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of NHS Collaboration Products in the Licensed Territory. We are eligible to receive up to $285.0 million in development milestone payments, $375.0 million in regulatory payments and up to an aggregate of $1.125 billion for the achievement of certain commercial milestones related to the sales of NHS Collaboration Products. The full potential value of the up-front payment and milestone payments payable by NHS is over $1.9 billion, assuming all products receive regulatory approval and are successfully commercialized. In September 2016, we received a $10.0 million milestone payment associated with the initiation of the Phase 1b clinical study for SER-262 in CDI. In June 2017, we initiated a Phase 3 clinical study of SER-109 (ECOSPOR III) in patients with multiply recurrent CDI. In July 2017, we recorded revenue of $20.0 million based on the achievement of this milestone under the License Agreement. In November 2018, we executed the Letter Agreement modifying certain terms of the License Agreement. Under the Letter Agreement, NHS agreed to pay us the $20.0 million Phase 3 milestone payment upon commencement of the Phase 2b study for SER-287. In December 2018, we received $40.0 million in milestone payments in connection with the commencement of the Phase 2b study for SER-287.

For the development of NHS Collaboration Products for IBD under a global development plan, we agreed to pay the costs of clinical trials of such products up to and including Phase 2 clinical trials, and 67% of the costs for Phase 3 and other clinical trials of such products, with NHS bearing the remaining 33% of such costs. The Letter Agreement also provides scenarios under which NHS’ reimbursement to us for certain Phase 3 development costs would be reduced or delayed depending on the outcomes of the SER-287 Phase 2b study. For other clinical development of NHS Collaboration Products for IBD, we agreed to pay the costs of such activities to support approval in the United States and Canada, and NHS agreed to bear the cost of such activities to support approval of NHS Collaboration Products in the Licensed Territory.

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

As of December 31, 2018, we had cash and cash equivalents totaling $85.8 million and an accumulated deficit of $389.4 million.  Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents as of December 31, 2018, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  These factors raise substantial doubt about our ability to continue as a going concern.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cash provided by (used in) operating activities	$(62,854)	$(75,523)	$43,921
Cash provided by (used in) investing activities	$112,318	55,702	(65,592)
Cash provided by financing activities	$268	83	2,138
Net decrease in cash and cash equivalents and restricted cash	$49,732	$(19,738)	$(19,533)

Operating Activities

During the year ended December 31, 2018, operating activities used $62.9 million of cash, primarily due to a net loss of $98.9 million and partially offset by cash provided by changes in our operating assets and liabilities of $11.8 million and non-cash charges of $24.3 million. Net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2018 consisted of a $13.5 million increase in deferred revenue, a $0.8 million increase in accrued expenses and other liabilities, offset in part by a $2.1 million decrease in prepaid expenses and other current assets. The increase in deferred revenue is due to the receipt of the $40 million milestone payments under the License Agreement offset by recognition of collaboration revenue during the year. The increase in accrued expenses was due to the timing of payments.

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

During the year ended December 31, 2016, operating activities provided $43.9 million of cash, primarily due to the upfront cash payment of $120.0 million and a milestone payment of $10.0 million received in connection with the License Agreement, and cash provided by changes in our operating assets and liabilities of $6.0 million.  This increase was partially offset by a net loss of $91.6 million, less non-cash charges of $20.7 million. Net cash provided by changes in our operating assets and liabilities during the year ended December 31, 2016 consisted of a $3.6 million increase in accounts payable and a $5.0 million increase in accrued expenses and other current liabilities, offset in part by $2.6 million increase in prepaid expenses and other current assets. The increases in our accounts payable and accrued expenses were due to the timing of payments, an increase in payroll related costs, and an increase in amounts accrued for clinical trial and contracted manufacturing expenses. The increase in prepaid expenses and other current assets was due primarily to prepayments made for clinical trial activities.

Investing Activities

During the year ended December 31, 2018, investing activities provided $112.3 million of cash, consisting of sales and maturities of investments of $136.1 million; these amounts were partially offset by purchases of investments of $21.8 million, and purchases of property and equipment of $1.9 million.

During the year ended December 31, 2017, investing activities provided $55.7 million of cash in investing activities, consisting of sales and maturities of investments of $158.3 million; these amounts were partially offset by purchases of investments of $97.9 million and purchases of property and equipment of $4.7 million.

During the year ended December 31, 2016, we used $65.6 million of cash in investing activities, consisting of sales and maturities of investments of $246.5 million; these amounts were partially offset by purchases of investments of $290.6 million, and purchases of property and equipment of $21.5 million.

Financing Activities

During the year ended December 31, 2018, net cash provided by financing activities was $0.3 million in connection with $0.3 million received from the issuance of common stock under our employee stock purchase plan and $0.2 million from the issuance of common stock and exercise of stock options. These were partially offset by payments for employee tax obligations relating to vesting of restricted stock units of $0.2 million.

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

Funding Requirements

Our expenses may increase substantially in connection with our ongoing and planned activities related to our pipeline products, which are in clinical development, and our follow-on therapeutic candidates and other programs. In addition, we expect to continue to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	continue the clinical development of SER-109, our lead product candidate, in the Phase 3 clinical study;
•	continue the clinical development of SER-287 for the treatment of UC;
•	continue the clinical development of SER-401, a microbiome therapeutic candidate for use with CPIs in a Phase 1b clinical trial in patients with metastatic melanoma;
•	conduct research and continue preclinical development of SER-301, our rationally designed IBD product candidate;
•	make strategic investments in manufacturing capabilities;
•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	perform our obligations under the collaboration agreement with NHS;
•	seek to obtain regulatory approvals for our product candidates; and
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

Because of the numerous risks and uncertainties associated with the development of our programs, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

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

We continue to evaluate microbiome pharmacokinetic and pharmacodynamic data from the SER-262 Phase 1b study and other completed clinical trials, in addition to insights gained from preclinical research efforts with our other rationally designed Ecobiotic microbiome therapeutic candidates, in order to determine future steps in the development of both SER-262 and SER-155.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if ever. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives.

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

As discussed in Note 1 of the consolidated financial statements included in this Annual Report we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. This evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued or potential contingent milestone payments under the License Agreement that we have not earned. As such, we have determined that our cash runway of less than 12 months along with our accumulated deficit, history of losses, and future expected losses raise substantial doubt about our ability to continue as a going concern within one year of the issuance date of the consolidated financial statements included in this Annual Report on Form 10-K. While we have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, and, depending on the availability and level of additional financings, potentially new collaborations and reducing cash expenditures, there is no guarantee that we will be successful in these mitigation efforts. Lack of necessary funds may require us, among other things, to delay, scale back, or eliminate some or all of our planned clinical trials.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2018 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	1 Year Less Than	1 - 3 Years	4 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments(1)	$30,213	$6,342	$12,341	$11,530	$—
MD Anderson/Parker Institution collaboration(2)	789	789	—	—	—
Total	$31,002	$7,131	$12,341	$11,530	$—

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

We enter into contracts in the normal course of business with CROs for clinical trials, preclinical research studies and testing, manufacturing and other services and products for operating purposes. These contracts generally provide for termination upon notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. As of December 31, 2018, our cash and cash equivalents consisted of cash and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer has concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website at www.serestherapeutics.com in the “Investors & Media” section under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, as well as Nasdaq’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified in the preceding sentence.

The information in response to this item is contained in part under the captions, “Directors of the Registrant” and “Executive Officers of the Registrant” at the end of Part I of this Annual Report on Form 10-K. The remainder of the response to this item is contained in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 13, 2019 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required to be disclosed by this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 13, 2019 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 13, 2019 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required to be disclosed by this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 13, 2019 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required to be disclosed by this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 13, 2019 and is incorporated herein by reference.

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

(a)(3) Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15
3.2	Amended and Restated By-Laws	8-K	001-37465	3.2	7/1/15
4.1	Amended and Restated Investors’ Rights Agreement, dated December 19, 2014, by and among the Registrant and each of the investors listed on Schedule A thereto	S-1	333-204484	4.1	5/27/15
4.2	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-204484	4.2	6/16/15
10.1#	2015 Incentive Award Plan and forms of award agreements thereunder	S-1/A	333-204484	10.2	6/16/15
10.2#	2015 Employee Stock Purchase Plan	S-1/A	333-204484	10.3	6/16/15
10.3#	2012 Stock Incentive Plan, as amended and form of option agreement thereunder	S-1	333-204484	10.1	5/27/15
10.4#	Non-Employee Director Compensation Program	S-1/A	333-204484	10.4	6/16/15
10.5	Lease Agreement, dated April 1, 2015, by and between the Registrant and ARE-MA Region No. 38, LLC	S-1	333-204484	10.13	5/27/15
10.6	Lease, dated November 11, 2015, by and between the Registrant and BMR-Sidney Research Campus, LLC	10-K	001-37465	10.13	3/14/16
10.7#	Employment Agreement, dated June 14, 2015, by and between the Registrant and Roger J. Pomerantz	S-1/A	333-204484	10.6	6/16/15
10.8#	First Amendment to Employment Agreement, dated February 3, 2016, by and between the Registrant and Roger J. Pomerantz	8-K	001-37465	10.1	2/4/16
10.9#	Second Amendment to Employment Agreement, dated March 7, 2018, by and between the Registrant and Roger J. Pomerantz	10-K	001-37465	10.18	3/8/18
10.10#	Separation Agreement and Release, dated January 14, 2019 by and between the Registrant and Roger J. Pomerantz.	8-K	001-37465	10.1	1/15/19
10.11#	Amended and Restated Employment Agreement, dated January 14, 2019, by and between the Registrant and Eric D. Shaff	8-K	001-37465	10.2	1/15/19
10.12#	Employment Agreement, dated August 10, 2015, by and between the Registrant and John G. Aunins	10-Q	001-37465	10.10	8/10/15
10.13#	Amendment to Employment Agreement, dated February 8, 2017 by and between the Registrant and John G. Aunins	10-K	001-37465	10.13	3/16/17
10.14#	Employment Agreement, dated June 13, 2015, by and between the Registrant and Michele Trucksis	S-1/A	333-204484	10.10	6/16/15

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.15#	Amendment to Employment Agreement, dated August 7, 2015 by and between the Registrant and Michele Trucksis	10-Q	001-37465	10.12	8/10/15
10.16#	Amendment to Employment Agreement, dated March 7, 2018 by and between the Registrant and Michele Trucksis	10-K	001-37465	10.19	3/8/18
10.17#	Separation Agreement and Release, dated November 16, 2018, by and between the Registrant and Michele Trucksis	8-K	001-37465	10.1	11/21/18
10.18#	Consulting Agreement, dated November 16, 2018, by and between the Registrant and Michele Trucksis	8-K	001-37465	10.2	11/21/18
10.19#	Employment Agreement, dated April 26, 2016 by and between the Registrant and Thomas J. DesRosier	10-Q	001-37465	10.1	8/11/16
10.20#	Employment Agreement, dated October 5, 2018, by and between the Registrant and Kevin Horgan	10-Q	001-37465	10.1	11/08/18
10.21^	Collaboration and License Agreement, dated January 9, 2016, by and between the Registrant and Nestec Ltd.	10-Q	001-37465	10.1	5/16/16
10.22	Amendment No 1 to the Collaboration and License Agreement, dated August 10, 2016, by and between the Registrant and Nestec Ltd.					*
10.23^^	Letter Agreement dated October 30, 2018, by and between the Registrant and Nestec Ltd.					*
21.1	Subsidiaries of Seres Therapeutics, Inc.					*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.
^	Confidential treatment has been granted with respect to redacted portions of this exhibit. Redacted portions of this exhibit have been filed separately with the SEC.
^^	Confidential treatment has been requested with respect to redacted portions of this exhibit. Redacted portions of this exhibit have been filed separately with the SEC.

Item 16. Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Seres Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Seres Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses and negative cash flows from operations since its inception, that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 6, 2019

We have served as the Company's auditor since 2014.

SERES THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$85,820	$36,088
Investments	—	113,895
Prepaid expenses and other current assets	6,845	5,095
Total current assets	92,665	155,078
Property and equipment, net	26,294	32,931
Restricted investments	1,400	1,400
Restricted cash	113	113
Total assets	$120,472	$189,522
Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable	$6,415	$7,033
Accrued expenses and other current liabilities	15,207	12,513
Deferred revenue - related party	20,419	12,079
Total current liabilities	42,041	31,625
Lease incentive obligation, net of current portion	7,250	8,989
Deferred rent	2,216	2,233
Deferred revenue, net of current portion - related party	116,840	84,847
Other long-term liabilities	170	1,129
Total liabilities	168,517	128,823
Commitments and contingencies (Note 11)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2018 and 2017; no shares issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2018 and 2017; 40,936,735 and 40,571,015 shares issued and outstanding at December 31, 2018 and 2017	41	40
Additional paid-in capital	341,284	324,376
Accumulated other comprehensive income (loss)	—	(146)
Accumulated deficit	(389,370)	(263,571)
Total stockholders’ equity (deficit)	(48,045)	60,699
Total liabilities and stockholders’ equity (deficit)	$120,472	$189,522

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue:
Collaboration revenue - related party	$26,917	$32,100	$21,766
Grant revenue	1,350	—	—
Total revenue	28,267	32,100	21,766
Operating expenses:
Research and development expenses	$95,955	89,455	81,989
General and administrative expenses	32,596	34,040	32,616
Total operating expenses	128,551	123,495	114,605
Loss from operations	(100,284)	(91,395)	(92,839)
Other income (expense):
Interest income (expense), net	1,172	1,590	1,260
Other income	170	425	—
Total other income (expense), net	1,342	2,015	1,260
Net loss	$(98,942)	(89,380)	(91,579)
Net loss per share attributable to common stockholders, basic and diluted	$(2.43)	$(2.21)	$(2.30)
Weighted average common shares outstanding, basic and diluted	40,743,492	40,449,410	39,846,928
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax of $0	146	3	(179)
Total other comprehensive income (loss)	146	3	(179)
Comprehensive loss	$(98,796)	$(89,377)	$(91,758)

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

				Accumulated		Total
	Common Stock		Additional	Other		Stockholders
		Par	Paid-in	Comprehensive	Accumulated	Equity
	Shares	Value	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2015	39,082,017	39	287,937	30	(82,612)	205,394
Issuance of common stock upon exercise of stock options	1,273,736	1	2,137	—	—	2,138
Stock-based compensation expense	—	—	16,857	—	—	16,857
Unrealized loss on investments	—	—	—	(179)	—	(179)
Net loss	—	—	—	—	(91,579)	(91,579)
Balance at December 31, 2016	40,355,753	40	306,931	(149)	(174,191)	132,631
Issuance of common stock upon exercise of stock options	174,386	—	116	—	—	116
Issuance of common stock upon vesting of RSUs, net of tax withholdings	40,876	—	(33)	—	—	(33)
Stock-based compensation expense	—	—	17,362	—	—	17,362
Unrealized gain on investments	—	—	—	3	—	3
Net loss	—	—	—	—	(89,380)	(89,380)
Balance at December 31, 2017	40,571,015	$40	$324,376	$(146)	$(263,571)	$60,699
Issuance of common stock upon exercise of stock options	212,240	1	146	—	—	147
Issuance of common stock upon vesting of RSUs, net of tax withholdings	138,048	—	61	—	—	61
Repurchase of common stock for employee tax withholdings	(17,900)	—	(197)	—	—	(197)
Issuance of common stock under ESPP plan	33,332	—	257	—	—	257
Stock-based compensation expense	—	—	16,641	—	—	16,641
Unrealized gain on investments	—	—	—	146	—	146
Adoption of new revenue standard (ASC 606)	—	—	—	—	(26,857)	(26,857)
Net loss	—	—	—	—	(98,942)	(98,942)
Balance at December 31, 2018	40,936,735	$41	$341,284	$0	$(389,370)	$(48,045)

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(98,942)	$(89,380)	$(91,579)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	16,641	17,362	16,857
Depreciation and amortization expense	7,862	7,259	4,205
Non-cash interest expense	—	3	—
Accretion of discount on investments	(214)	(216)	(386)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,056)	31	(2,598)
Deferred revenue	13,476	(11,888)	108,814
Accounts payable	(353)	(856)	3,581
Accrued expenses and other liabilities	732	2,162	5,027
Net cash provided by (used in) operating activities	(62,854)	(75,523)	43,921
Cash flows from investing activities:
Purchases of property and equipment	(1,937)	(4,676)	(21,492)
Purchases of investments	(21,832)	(97,934)	(290,594)
Sales and maturities of investments	136,087	158,312	246,494
Net cash provided by (used in) investing activities	112,318	55,702	(65,592)
Cash flows from financing activities:
Proceeds from exercise of stock options	147	116	2,138
Proceeds from issuance of common stock and restricted common stock	61	—	—
Payments for repurchase of common stock for employee tax withholdings	(197)	(33)	—
Issuance of common stock under ESPP plan	257	—	—
Net cash provided by financing activities	268	83	2,138
Net increase (decrease) in cash, cash equivalents and restricted cash	49,732	(19,738)	(19,533)
Cash, cash equivalents and restricted cash at beginning of year	36,201	55,939	75,472
Cash, cash equivalents and restricted cash at end of year	$85,933	$36,201	$55,939
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$1	$109
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$157	$877	$1,650

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

1.	Nature of the Business and Basis of Presentation

Seres Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in October 2010 under the name Newco LS21, Inc. In October 2011, the Company changed its name to Seres Health, Inc., and in May 2015, the Company changed its name to Seres Therapeutics, Inc. The Company is a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to restore health by repairing the function of a dysbiotic microbiome. SER-287 is being developed by the Company to treat ulcerative colitis (“UC”). The Company’s lead product candidate, SER-109, is designed to prevent further recurrences of Clostridium difficile infection (“CDI”), a debilitating infection of the colon, and, if approved by the U.S. Food and Drug Administration (“FDA”), could be a first-in-field oral microbiome drug.  The Company is also developing product candidates to treat diseases where the microbiome is implicated, including SER-301, a rationally designed, fermented inflammatory bowel disease (“IBD”), candidate, and SER-401, a microbiome therapeutic candidate for use with checkpoint inhibitors (“CPI’s”) in patients with metastatic melanoma. The Company continues to evaluate microbiome pharmacokinetic and pharmacodynamic data from their SER-262 Phase 1b study and other completed clinical trials, in addition to insights gained from research efforts with their other rationally designed Ecobiotic microbiome therapeutic candidates, in order to determine next steps in the development of both SER-262 to treat an initial recurrence of CDI and SER-155 to modulate the microbiome and dysbiosis in patients following allogeneic hematopoietic stem cell transplants. The Company is also using its microbiome therapeutics platform to conduct research on various indications, including: infectious diseases, metabolic diseases, and inflammatory and immune diseases and cancer.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, new technological innovations, protection of proprietary technology, dependence on key personnel, compliance with government regulations and the need to obtain additional financing. Product candidates currently under development will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel infrastructure and extensive compliance-reporting capabilities.

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

Under Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. As required by ASC 205-40, this evaluation shall initially not take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued.

As of December 31, 2018, the Company had an accumulated deficit of $389.4 million and cash and cash equivalents of $85.8 million. For the year ended December 31, 2018, the Company incurred a loss of $98.9 million and used $62.9 million of cash in operations. Management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of ASC 205-40 and determined that the Company’s accumulated deficit, history of losses, and future expected losses meet the ASC 205-40 standard for raising substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of these consolidated financial statements.

The Company’s current financial resources and currently forecasted operating plan would allow the Company to operate into the fourth quarter of 2019 which is within one year from the issuance of these consolidated financial statements. The Company has developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, and/or potentially new collaborations and reducing cash expenditures.

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

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts and corporate bonds purchased with original maturities of less than 90 days from the date of purchase, are stated at fair value.

Restricted Cash

The Company held cash of $113 as of December 31, 2018 and December 31, 2017 in a separate restricted bank account as a security deposit for the lease of the Company’s facilities. The Company has classified these deposits as long-term restricted cash on its balance sheet.

Investments

The Company classifies its available-for-sale marketable debt securities as current assets on the consolidated balance sheet if they mature within one year from the balance sheet date.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The Company classifies all of its marketable debt securities as available-for-sale securities. Accordingly, these marketable debt securities are recorded at fair value and unrealized gains and losses are reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense) within the consolidated statement of operations and comprehensive loss. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary”, the Company reduces the investment to fair value through a charge to the consolidated statement of operations and comprehensive loss. No such adjustments were necessary during the periods presented.

Restricted Investments

The Company held investments of $1,400 as of December 31, 2018 and December 31, 2017 in a separate restricted bank account as a security deposit for the lease of the Company’s facilities. The Company has classified these deposits as long-term restricted investments on its balance sheet.

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

The Company is dependent on third-party manufacturers to supply products for research and development activities of its programs, including preclinical and clinical testing. These programs could be adversely affected by a significant interruption in the supply of such drug substance products.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses include salaries, stock-based compensation and benefits of employees, third-party license fees and other operational costs related to the Company’s research and development activities, including allocated facility-related expenses and external costs of outside vendors engaged to conduct both preclinical studies and clinical trials.

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

The fair value of each stock option grant is estimated on the date of grant using the Black- Scholes option-pricing model. The Company lacks sufficient company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. We use the simplified method prescribed by Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of options granted to employees and directors. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Revenue Recognition

The Company adopted ASC 606 on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 while the reported results for 2017 and 2016 were prepared under ASC 605, Revenue Recognition (“ASC 605”).

The Company recognizes revenue in accordance with the guidance under ASC 606, Revenue from Contracts with Customers. ASC 606 applies to all contracts with customers, except those contracts that are within the scope of other guidance, such as leases, insurance, and financial instruments. The Company enters into agreements that are within the scope of ASC 606, under which the Company licenses certain of the Company’s product candidates and performs research and development services in connection with such arrangements. The terms of these arrangements typically include payment of one or more of the following: nonrefundable up-front fees, reimbursement of research and development costs, development, clinical, regulatory and commercial sales milestone payments, and royalties on net sales of licensed products.  Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. When determining the timing and extent of revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

(vi)	identify the contract(s) with a customer;
(vii)	identify the performance obligations in the contract;
(viii)	determine the transaction price;
(ix)	allocate the transaction price to the performance obligations in the contract; and
(x)	recognize revenue when (or as) the entity satisfies a performance obligation.

The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services transferred to the customer.

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within the contract to determine whether each promised good or service is a performance obligation. The promised goods or services in the Company’s arrangements typically consist of a license to the Company’s intellectual property and/or research and development services. The Company may provide options to additional items in such arrangements, which are accounted for as separate contracts when the customer elects to exercise such options, unless the option provides a material right to the customer.  Performance obligations are promises in a contract to transfer a distinct good or service to the customer that (i) the customer can benefit from on its own or together with other readily available resources, and (ii) is separately identifiable from other promises in the contract. Goods or services that are not individually distinct performance obligations are combined with other promised goods or services until such combined group of promises meet the requirements of a performance obligation.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The Company determines transaction price based on the amount of consideration the Company expects to receive for transferring the promised goods or services in the contract. Consideration may be fixed, variable, or a combination of both. At contract inception for arrangements that include variable consideration, the Company estimates the probability and extent of consideration it expects to receive under the contract utilizing either the most likely amount method or expected amount method, whichever best estimates the amount expected to be received. The Company then considers any constraints on the variable consideration and includes in the transaction price variable consideration to the extent it is deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The Company then allocates the transaction price to each performance obligation based on the relative standalone selling price and recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) control is transferred to the customer and the performance obligation is satisfied. For performance obligations which consist of licenses and other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

The Company records amounts as accounts receivable when the right to consideration is deemed unconditional. When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded for deferred revenue.

The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. Incremental costs of obtaining a contract are expensed as and when incurred if the expected period over which the Company would have amortized the asset is one year or less, or the amount is immaterial.

Collaboration Revenue

Arrangements with collaborators may include licenses to intellectual property, research and development services, manufacturing services for clinical and commercial supply, and participation on joint steering committees. The Company evaluates the promised goods or services to determine which promises, or group of promises, represent performance obligations. In contemplation of whether a promised good or service meets the criteria required of a performance obligation, the Company considers the stage of development of the underlying intellectual property, the capabilities and expertise of the customer relative to the underlying intellectual property, and whether the promised goods or services are integral to or dependent on other promises in the contract. When accounting for an arrangement that contains multiple performance obligations, the Company must develop judgmental assumptions, which may include market conditions, reimbursement rates for personnel costs, development timelines and probabilities of regulatory success to determine the stand-alone selling price for each performance obligation identified in the contract.

When the Company concludes that a contract should be accounted for as a combined performance obligation and recognized over-time, the Company must then determine the period over which revenue should be recognized and the method by which to measure revenue. The Company generally recognizes revenue using a cost-based input method.

Licenses of intellectual property

If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.  For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue associated with the bundled performance obligation.  The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of progress and related revenue recognition.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Milestone Payments

At the inception of each arrangement that includes developmental and regulatory milestone payments, the Company evaluates whether the achievement of each milestone specifically relates to the Company’s efforts to satisfy a performance obligation or transfer a distinct good or service within a performance obligation. If the achievement of a milestone is considered a direct result of the Company’s efforts to satisfy a performance obligation or transfer a distinct good or service and the receipt of the payment is based upon the achievement of the milestone, the associated milestone value is allocated to that distinct good or service, otherwise it will be allocated to all performance obligations of the arrangement based on the initial allocation.

The Company evaluates each milestone to determine when and how much of the milestone to include in the transaction price. The Company first estimates the amount of the milestone payment that the Company could receive using either the expected value or the most likely amount approach. The Company primarily uses the most likely amount approach as that approach is generally most predictive for milestone payments with a binary outcome. Then, the Company considers whether any portion of that estimated amount is subject to the variable consideration constraint (that is, whether it is probable that a significant reversal of cumulative revenue would not occur upon resolution of the uncertainty). The Company updates the estimate of variable consideration included in the transaction price at each reporting date which includes updating the assessment of the likely amount of consideration and the application of the constraint to reflect current facts and circumstances.

Royalties

For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any revenue related to sales-based royalties or milestone payments based on the level of sales.

Manufacturing supply services

For arrangements that include a promise of supply of clinical or commercial product, the Company determines if the supply is a promise in the contract or a future obligation at the customer’s option. If determined to be a promise at inception of the contract, the Company evaluates the promise to determine whether it is a separate performance obligation or a component of a bundled performance obligation. If determined to be an option, the Company determines if the option provides a material right to the customer and if so, accounts for the option as a separate performance obligation. If determined to be an option but not a material right, the Company accounts for the option as a separate contract when the customer elects to exercise the option.

Grant Revenue

The Company generates revenue from government contracts that reimburse the Company for certain allowable costs for funded projects. For contracts with government agencies, when the Company has concluded that it is the principal in conducting the research and development expenses and where the funding arrangement is considered central to the Company’s ongoing operations, the Company classifies the recognized funding received as revenue.

The Company has concluded to recognize funding received as revenue, rather than as a reduction of research and development expenses, because the Company is the principal in conducting the research and development activities and these contracts are central to its ongoing operations. Revenue is recognized as the qualifying expenses related to the contracts are incurred. Revenue recognized upon incurring qualifying expenses in advance of receipt of funding is recorded in the Company’s consolidated balance sheet as prepaid expenses and other current assets. The related costs incurred by the Company are included in research and development expense in the Company’s consolidated statements of operations and comprehensive loss.

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

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on developing Ecobiotic microbiome therapeutics to treat dysbiosis in the colonic microbiome. Revenue to date has been generated solely through the Company's collaboration with NHS, all of which has been earned in the United States. All tangible assets are held in the United States.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2018, 2017 and 2016, other comprehensive income (loss) consisted of changes in unrealized gains (losses) from available-for-sale investments.

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options and unvested restricted stock. The Company applies the two-class method to calculate its basic and diluted net loss per share attributable to common stockholders, as its convertible preferred stock was, and common stock is a participating security. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method does not impact the net loss per share of common stock as the Company was in a net loss position for each of the periods presented and preferred stockholders did not participate in losses.

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

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued additional ASUs related to the new standard delaying the effective date and clarifying several aspects of the new revenue guidance, all of which collectively are herein referred to as “ASC 606.” The Company has adopted this standard as of the required effective date of January 1, 2018, using the modified retrospective transition method.  See Note 9, “Revenue,” for discussion of the impact of adoption of this standard.

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

	December 31	December 31,	December 31,	December 31,
	2018	2017	2016	2015
Cash and cash equivalents	$85,820	$36,088	$54,539	$73,933
Restricted cash	113	113	1,400	1,539
Total cash, cash equivalents and restricted cash as shown in the statement of cash flows	$85,933	$36,201	$55,939	$75,472

In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard established a right-of-use model that requires all lessees to recognize right-of-use assets and liabilities on their balance sheet that arise from leases with terms longer than 12 months as well as provide disclosures with respect to certain qualitative and quantitative information related to their leasing arrangements. This standard became effective for the Company on January 1, 2019.

The FASB has subsequently issued the following amendments to ASU 2016-02, which have the same effective date and transition date of January 1, 2019, and which the Company collectively refers to as the new leasing standards:

•

ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, which permits an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired prior to adoption of Topic 842 and that were not previously accounted for as leases under the prior standard, ASC 840, Leases

•	ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which amends certain narrow aspects of the guidance issued in ASU 2016-02
•

ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which allows for a transition approach to initially apply ASU 2016-02 at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption as well as an additional practical expedient for lessors to not separate non-lease components from the associated lease component

•	ASU No. 2018-20, Narrow-Scope Improvements for Lessors, which contains certain narrow scope improvements to the guidance issued in ASU 2016-02

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The Company adopted the new leasing standards on January 1, 2019, using a modified retrospective transition approach to be applied to leases existing as of, or entered into after, January 1, 2019. The Company elected to apply the package of practical expedients which allows entities not to reassess whether contracts are or contain leases, lease classification, and whether initial direct costs qualify for capitalization. Additionally, the Company elected not to separate lease and non-lease components. The Company’s primary operating leases represent the lease of its corporate headquarters at 200 Sidney Street and a lease for additional research space at 215 First Street, both in Cambridge, Massachusetts.  Upon adoption of the new leasing standards, the Company expects to recognize a lease liability of approximately $25,000 and a related right-of-use asset of approximately $14,000 on its consolidated balance sheet with the difference being due to the elimination of previously reported lease incentive obligations and deferred rent. The impact of adoption of the new leasing standards will have an immaterial impact to the Company’s consolidated statements of operations and comprehensive loss and cash flows.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718). ASU 2018-07 simplifies the accounting for nonemployee share-based payment t awards and aligns the accounting for share-based payment awards issued to employees and non-employees. The ASU expands the scope of Topic 718 to apply to non-employee awards under which non-employee awards will be measured on the grant date and the associated compensation cost will be recognized over the vesting period.. This ASU is effective for public entities for interim and annual reporting periods beginning after December 15, 2018. The adoption of ASU 2018-17 is not expected to have a material impact on the Company’s financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This standard eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods and early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2018-13 on its consolidated financial statements.

3.	Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s assets and liabilities as of December 31, 2018 and 2017 that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Not Subject to Leveling (1)	Total
Assets:
Cash Equivalents	$—	$—	$—	$39,982	$39,982
	$—	$—	$—	$39,982	$39,982
(1)	Certain cash equivalents and investments that are valued using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

	Fair Value Measurements as of December 31, 2017 Using:
	Level 1	Level 2	Level 3	Not Subject to Leveling (1)	Total
Assets:
Cash Equivalents	$—	$—	$—	$25,964	$25,964
Investments:
Commercial Paper	—	6,198	—	—	6,198
Certificates of Deposit	—	8,916	—	—	8,916
Corporate Bonds	—	58,865	—	—	58,865
Government Securities	—	22,954	—	—	22,954
Treasury Bonds	—	16,961	—	—	16,961
	$—	$113,894	$—	$25,964	$139,858
(1)	Certain cash equivalents and investments that are valued using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

As of December 31, 2018 and 2017, the Company’s cash equivalents consisted of money market funds with original maturities of less than 90 days from the date of purchase.

Excluded from the tables above are restricted cash and restricted investments as the cost approximates current fair value. The Company has a money market fund and certificate of deposit as security deposits on its two facility leases.  As of both December 31, 2018 and 2017 the restricted cash and restricted investment balances were $113 and $1,400, respectively.

The fair value of the Company’s investments, which consisted of corporate bonds, commercial paper, certificates of deposit, government securities, and treasury bonds as of December 31, 2017 were determined using Level 2 inputs.

4.	Investments

As of December 31, 2018 the Company had no investments.  As of December 31, 2017, the fair value of available-for-sale investments by type of security was as follows:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial Paper	$6,198	$—	$—	$6,198
Certificates of Deposit	8,916	—	—	8,916
Corporate Bonds	58,937	—	(72)	58,865
Government Securities	22,997	—	(43)	22,954
Treasury Bonds	16,992	—	(31)	16,961
	$114,040	$—	$(146)	$113,894

Investments with original maturities of less than 90 days are included in cash and cash equivalents on the consolidated balance sheets and are not included in the table above. Investments with maturities of less than 12 months are considered current and those investments with maturities greater than 12 months are considered non-current.

Excluded from the table above are restricted investments of $1,400 as the cost approximates current fair value.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

5.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31, 2018	December 31, 2017
Laboratory equipment	$14,695	$13,181
Computer equipment	2,864	2,832
Furniture and office equipment	1,033	1,033
Leasehold improvements	27,977	27,963
Construction in progress	26	361
	46,595	45,370
Less: Accumulated depreciation and amortization	(20,301)	(12,439)
	$26,294	$32,931

Depreciation and amortization expense was $7,862, $7,259 and $4,205 for the years ended December 31, 2018, 2017 and 2016, respectively.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31, 2018	December 31, 2017
Development and clinical manufacturing costs	$7,046	$3,910
Payroll and payroll-related costs	5,020	4,962
Facility and other	3,141	3,641
	$15,207	$12,513

7.	Convertible Preferred Stock

On July 1, 2015, in connection with the closing of the initial public offering of the Company’s common stock (“IPO”), the Company effected its Restated Certificate of Incorporation, which authorizes the Company to issue 10,000,000 shares of preferred stock, $0.001 par value per share.

8.	Stockholders’ Equity Common Stock

On July 1, 2015, in connection with the closing of the IPO, the Company effected its Restated Certificate of Incorporation, which authorizes the Company to issue 200,000,000 shares of common stock, $0.001 par value per share.

2012 Stock Incentive Plan

The Company’s 2012 Stock Incentive Plan, as amended, (the “2012 Plan”) provided for the Company to sell or issue common stock or restricted common stock, or to grant incentive stock options or nonqualified stock options for the purchase of common stock, to employees, members of the board of directors and consultants of the Company. The 2012 Plan is administered by the board of directors, or at the discretion of the board of directors, by a committee of the board of directors. The exercise prices, vesting and other restrictions are determined at the discretion of the board of directors, or their committee if so delegated, except that the exercise price per share of stock options may not be less than 100% of the fair market value of the share of common stock on the date of grant and the term of stock option may not be greater than ten years. The Company generally granted stock-based awards with service conditions only (“service-based” awards).

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Stock options granted under the 2012 Plan generally vest over four years and expire after ten years, although options have been granted with vesting terms less than four years. As of December 31, 2018, there were no shares available for future grant under the 2012 Plan.

2015 Incentive Award Plan

On June 16, 2015, the Company’s stockholders approved the 2015 Incentive Award Plan (the “2015 Plan”), which became effective on June 25, 2015. The 2015 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan was the sum of (i) 2,200,000 shares of common stock and (ii) the number of shares subject to awards outstanding under the 2012 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company on or after the effective date of the 2015 Plan. In addition, the number of shares of common stock that may be issued under the 2015 Plan is subject to increase on the first day of each calendar year, beginning in 2016 and ending in 2025, equal to the lesser of (i) 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding applicable calendar year and (ii) an amount determined by the Company’s board of directors.

Stock options granted under the 2015 Plan generally vest over four years and expire after ten years, although options have been granted with vesting terms less than four years. As of December 31, 2018, there were 1,353,580 shares available for future grant under the 2015 Plan.

2015 Employee Stock Purchase Plan

On June 16, 2015, the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 25, 2015. A total of 365,000 shares of common stock were reserved for issuance under the ESPP. In addition, the number of shares of common stock that may be issued under the ESPP automatically increase on the first day of each calendar year, beginning in 2016 and ending in 2025, by an amount equal to the least of (i) 400,000 shares, (ii) 1% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (iii) an amount determined by the Company’s board of directors. Offering periods under the ESPP will commence when determined by the plan administrator. As of December 31, 2018, there were 33,332 shares issued under the ESPP and 1,522,488 shares were reserved and available for issuance under the ESPP.

The ESPP provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company's common stock. The ESPP is qualified under Section 423 of the Internal Revenue Code. The employee's purchase price is derived from a formula based on the closing price of the common stock on the first day of the offering period versus the closing price on the date of purchase (or, if not a trading day, on the immediately preceding trading day).  The offering period under the ESPP has a duration of six months, and the purchase price with respect to each offering period beginning on or after such date is, until otherwise amended, equal to 85% of the lesser of (i) the fair market value of the Company's common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of the Company's common stock on the purchase date. The Company estimates the fair value of common stock under the ESPP using a Black-Scholes valuation model. The fair value was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions: risk-free interest rate (2.30%); expected term (0.5 years); expected volatility (60.2%); and an expected dividend yield (0%).  The Company recorded $145 of stock-based compensation expense under the ESPP for the twelve months ended December 31, 2018.  There was no stock-based compensation expense under the ESPP for the twelve months ended December 31, 2017, and 2016 respectively.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Stock Option Valuation

The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.39%	2.20%	1.54%
Expected term (in years)	6.0	6.0	6.0
Expected volatility	76.0%	80.9%	84.2%
Expected dividend yield	0%	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity for the twelve months ended December 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2017	6,125,692	$13.00	7.70	$15,808
Granted	2,074,776	9.67
Exercised	(212,240)	0.69
Forfeited	(426,509)	15.99
Outstanding as of December 31, 2018	7,561,719	$12.26	7.23	$4,958
Options vested and expected to vest as of December 31, 2018	7,561,719	$12.26	7.23	$4,958
Options exercisable as of December 31, 2018	4,386,848	$12.56	6.21	$4,958

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2018, 2017 and 2016 was $6.53, $7.07, and $18.45 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2018, 2017, and 2016 was $1,801, $1,912, and $34,871.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

The Company granted performance-based stock options to certain employees. These stock options were exercisable only upon achievement of specified performance targets. During the year ended December 31, 2016, the Company determined that the achievement of specified performance targets occurred. Upon achievement of the performance targets, 60,000 options became immediately vested.  The Company recorded stock-based compensation expense of $235 during the year ended December 31, 2016 related to these awards. The grant date fair value of these awards was $3.92 per share.

As of December 31, 2018 and 2017, there were outstanding unvested service-based stock options held by non-employees for the purchase of 193,282 and 45,000 shares, respectively, of common stock.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Restricted Stock Units

The Company has granted restricted stock units with time-based vesting conditions.  The table below summarizes the Company’s restricted stock activity for the twelve months ended December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2017	356,778	$10.01
Granted	30,900	$7.50
Forfeited	(22,730)	$9.87
Vested	(138,048)	$10.09
Unvested restricted stock units as of December 31, 2018	226,900	$9.64

The aggregate intrinsic value of restricted stock units that vested during the years ended December 31, 2018, 2017 and 2016 was $1,206, $445, and $0, respectively.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2018	2017	2016
Research and development expenses	$8,388	$8,115	$8,310
General and administrative expenses	8,253	9,247	8,547
	$16,641	$17,362	$16,857

As of December 31, 2018, the Company had an aggregate of $21,554 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.19 years.

9.	Collaboration Revenue

The Company adopted ASC 606 on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 while the reported results for 2017 and 2016 were prepared under ASC 605.

Adoption of ASC Topic 606, Revenue from Contracts with Customers

The adoption of ASC 606 changed the pattern and timing of revenue recognition under the Collaboration and License Agreement (“License Agreement”) with NHS. Under ASC 605, the upfront fee of $120,000 received by the Company in the first quarter of 2016 was deferred and recognized on a straight-line basis over the estimated performance period of ten years. In addition, the Company recognized revenue associated with substantive development milestones not considered probable at the inception of the License Agreement with NHS in their entirety in the period in which the milestone was achieved, in accordance with ASC 605-28, Revenue Recognition-Milestone Method.

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

The cumulative effect of applying ASC 606 as of the adoption date of January 1, 2018, was recorded as an adjustment to accumulated deficit in the statement of stockholders’ equity (deficit). As a result of applying the modified retrospective method to adopt ASC 606, the following adjustments were made to the consolidated balance sheet on January 1, 2018:

	As Reported at	Adjustments Due to	Balance at
	December 31, 2017	ASC 606	January 1, 2018
Deferred revenue - related party	12,079	5,339	17,418
Deferred revenue, net of current portion - related party	84,847	21,518	106,365
Accumulated deficit	(263,571)	(26,857)	(290,428)

The following table compares the reported consolidated balance sheet as of December 31, 2018 to the pro-forma amounts had ASC 605 been in effect:

	As of December 31, 2018
	As Reported under ASC 606	Pro forma as if accounted for under ASC 605
Deferred revenue - related party	20,419	12,118
Deferred revenue, net of current portion - related party	116,840	73,004
Accumulated deficit	(389,370)	(337,233)

Total reported liabilities were $52,137 greater as reported under ASC 606 than would have been reported under ASC 605 as of December 31, 2018. This change consists of a $43,836 increase in deferred revenue, net of current portion, related party, and a $8,301 increase in deferred revenue - related parties.

The following table compares the reported consolidated statements of operations and comprehensive loss for the year ended December 31, 2018 to the pro forma amounts had ASC 605 been in effect:

	Year Ended December 31, 2018
	As Reported under ASC 606	Pro forma as if accounted for under ASC 605
Collaboration revenue - related party	$26,917	$52,197
Loss from operations	$(100,284)	(75,004)
Net loss	$(98,942)	(73,662)
Net loss per share attributable to common stockholders, basic and diluted	$(2.43)	$(1.81)

Collaboration revenue – related party decreased by approximately $25,280 as reported under ASC 606 when compared to what would have been reported under ASC 605 for the year ended December 31, 2018.

The following table compares the reported consolidated statements of cash flows for the year ended December 31, 2018 to the pro forma amounts had ASC 605 been in effect:

	Year Ended December 31, 2018
	As Reported under ASC 606	Pro forma as if accounted for under ASC 605
Net loss	$(98,942)	$(73,662)
Deferred revenue	$13,476	(11,804)

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The adoption of ASC 606 resulted in a $25,280 increase in net loss, due to a corresponding decrease in revenue and an increase of $25,280 in the change in deferred revenue for the year ended December 31, 2018.  The adoption of ASC 606 did not change net cash used in operating activities.

NHS Collaboration Agreement

Summary of Agreement

In January 2016, the Company entered into the License Agreement for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. The License Agreement supports the development of the Company’s portfolio of products for CDI and IBD in markets outside of the United States and Canada (the “Licensed Territory”). The Company has retained full commercial rights to its entire portfolio of product candidates with respect to the United States and Canada.

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

Under the License Agreement, NHS agreed to pay the Company an upfront cash payment of $120,000, which the Company received in February 2016. The Company is eligible to receive up to $285,000 in development milestone payments, $375,000 in regulatory payments and up to an aggregate of $1,125,000 for the achievement of certain commercial milestones related to the sales of NHS Collaboration Products. NHS also agreed to pay the Company tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of NHS Collaboration Products in the Licensed Territory.

Under the License Agreement, the Company is entitled to receive a $20,000 milestone payment from NHS following initiation of a SER-287 Phase 2 study and a $20,000 milestone payment from NHS following the initiation of a SER-287 Phase 3 study. In November 2018, the Company entered into a letter agreement with NHS which modified the License Agreement to address the current clinical plans for SER-287. Through the letter agreement, the Company and NHS agreed that following initiation of the SER-287 Phase 2b study, the Company will receive $40,000 in milestone payments from NHS which represents the milestone due to the Company for the initiation of the SER-287 Phase 2 and Phase 3 studies. The SER-287 Phase 2b study was initiated and the $40,000 of milestone payments were received in December 2018. The letter agreement also provides scenarios under which NHS’ reimbursement to the Company for certain Phase 3 development costs would be reduced or delayed depending on the outcomes of the SER-287 Phase 2b study.

Accounting Analysis

The Company assessed the License Agreement in accordance with ASC 606 and concluded that NHS is a customer. The Company identified the following promises under the contract: (i) a license to develop and commercialize the NHS Collaboration Products in the Licensed Territory, (ii) obligation to perform research and development services, (iii) participation on a joint steering committee, and (iv) manufacturing services to provide clinical supply to complete future clinical trials. In addition, the Company identified a contingent obligation to perform manufacturing services to provide commercial supply if commercialization occurs, which is contingent upon regulatory approval. This contingent obligation is not a performance obligation at inception and has been excluded from the initial allocation as it represents a separate buying decision at market rates, rather than a material right in the contract. The Company assessed the promised goods and services to determine if they are distinct. Based on this assessment, the Company determined that NHS cannot benefit from the promised goods and services separately from the others as they are highly interrelated and therefore not distinct. Accordingly, the promised goods and services represent one combined performance obligation and the entire transaction price will be allocated to that single combined performance obligation.

At contract inception, the Company determined that the $120,000 non-refundable upfront amount constituted the entirety of the consideration to be included in the transaction price as the development, regulatory, and commercial milestones were fully

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

constrained. During the year ended December 31, 2016, the Company received $10,000 from NHS in connection with the initiation of the Phase 1b study for SER-262 in CDI. During the year ended December 31, 2017, the Company received $20,000 from NHS in connection with the initiation of the Phase 3 study for SER-109.  Therefore, as of January 1, 2018, the aggregate amount of the transaction price allocated to the remaining performance obligation of the License Agreement was approximately $150,000.

During the year ended December 31, 2018, the Company received $40,000 from NHS in connection with the initiation of the Phase 2b study for SER-287.  In the third quarter of 2018, the Company increased the transaction price by $20,000 associated with the Phase 2 milestone for SER-287.  The Company estimated the $20,000 of variable consideration by using the most likely amount method which best predicts the amount of consideration to which the Company will be entitled. The Company included the $20,000 in the transaction price because it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

In the fourth quarter of 2018, the Company entered into a letter agreement with NHS which modified the License Agreement to address the current clinical plans for SER-287. As a result of this modification, the Company and NHS agreed that the $20,000 milestone payment due to the Company from NHS following the initiation of a Phase 3 study for SER-287 would now be due to the Company upon initiation of the SER-287 Phase 2b study. The Letter Agreement constituted a contract modification under ASC 606. The Company accounted for the contract modification through a cumulative catch-up adjustment because the contract modification did not add any additional goods or services and the remaining goods and services are not distinct. The SER-287 Phase 2b study was initiated in December 2018 and the Company included the $20,000 in the transaction price as of December 31, 2018. The transaction price as of December 31, 2018 was approximately $190,000.

During the twelve months ended December 31, 2018, using the cost-to-cost method, which best depicts the transfer of control to the customer, the Company recognized $26,917 of Collaboration revenue – related party. Included in the revenue recognized during the twelve months ended December 31, 2018 were cumulative catch-up adjustments of approximately $5,020 and $5,517, related to including the $20,000 Phase 2 milestone for SER-287 in the transaction in the third quarter of 2018 and the $20,000 Phase 3 milestone for SER-287 in the transaction price in the fourth quarter of 2018.

For the twelve months ended December 31, 2017, the Company recognized $32,100 of Collaboration revenue – related party under ASC 605 which comprised (i) a $20,000 milestone for the initiation of the Phase 3 study for SER-109, recognized in accordance with the milestone method of revenue recognition (ASC 605-28) and (ii) $12,100 of revenue from the upfront license fee. For the twelve months ended December 31, 2016, the Company recognized $21,766 of Collaboration revenue – related party under ASC 605 which comprised (i) a $10,000 milestone for the initiation of the Phase 3 study for SER-109, recorded in accordance with the milestone method of revenue recognition (ASC 605-28) and (ii) $11,766 of revenue from the upfront license fee.

As of December 31, 2018 and 2017, there was $137,259, and $96,926 of deferred revenue related to the unsatisfied portion of the performance obligation under the License Agreement. As of December 31, 2018, the deferred revenue is classified as current or non-current in the consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next twelve months which is determined by the cost-to-cost method which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation.  All costs associated with the License Agreement are recorded in research and development expense in the consolidated statements of operations and comprehensive loss.

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

Contract Balances from Contracts with Customers

The following table presents changes in the Company’s contract liabilities during the twelve months ended December 31, 2018:

	Balance as of January 1, 2018	Additions	Deductions	Balance as of December 31, 2018
Year ended December 31, 2018
Contract liabilities:
Deferred revenue	123,783	40,393	(26,917)	137,259

During the twelve months ended December 31, 2018 we recognized the following revenues as a result of changes in the contract liability balances in the respective periods:

Year Ended December 31,
2018
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	15,774

When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Revenue is recognized from the contract liability over time using the cost-to-cost method.

10.	Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net loss attributable to common stockholders	$(98,942)	$(89,380)	$(91,579)
Denominator:
Weighted average common shares outstanding, basic and diluted	40,743,492	40,449,410	39,846,928
Net loss per share attributable to common stockholders, basic and diluted	$(2.43)	$(2.21)	$(2.30)

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The Company’s potential dilutive securities, which include stock options, unvested restricted common stock and shares issuable under the ESPP, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2018	2017	2016
Stock options to purchase common stock	7,561,719	6,125,692	5,069,133
Unvested restricted stock units	226,900	356,778	115,500
Shares issuable under ESPP	49,495	—	—
	7,838,114	6,482,470	5,184,633

11.	Commitments and Contingencies

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

On November 11, 2015, the Company entered into a non-cancelable property lease with BMR-Sidney Research Campus LLC (“BMR”) for 83,396 square feet of office, laboratory and pilot manufacturing space at 200 Sidney Street, Cambridge, Massachusetts. The lease term commenced in March 2016 and ends in November 2023. The Company has the option to extend the lease twice, each for a five-year period. The Company moved its corporate headquarters to this location in April 2016. BMR has contributed a total of $12,509 toward the cost of tenant improvements.  BMR’s contributions toward the cost of tenant improvements is recorded as a lease incentive obligation on the Company’s consolidated balance sheet. The lease incentive obligation is amortized to the Company’s consolidated statement of operations as reductions to rent expense over the lease term. As of December 31, 2018, the Company recorded a lease incentive obligation of $8,544.  During the year ended December 31, 2018, the Company amortized $1,768 of this lease incentive obligation as a reduction to rent expense.

During the years ended December 31, 2018, 2017 and 2016, the Company recognized $4,377, $4,458, and $3,826, respectively, of rental expense related to office and laboratory space.

Future minimum lease payments for these operating leases as of December 31, 2018 are as follows:

Year Ending December 31,
2019	$6,342
2020	6,120
2021	6,221
2022	6,372
2023	5,158
2024 and thereafter	—
Total	$30,213

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2018 or 2017.

12.	Income Taxes

During the years ended December 31, 2018, 2017 and 2016, the Company recorded no income tax benefits for the net operating losses incurred in each year or interim period, due to its uncertainty of realizing a benefit from those items.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory income tax rate	(21.0)%	(34.0)%	(34.0)%
Research and development tax credits	(7.2)	(7.7)	(8.8)
State taxes, net of federal benefit	(7.2)	(4.8)	(5.8)
Stock-based compensation	2.0	1.2	(6.3)
Revaluation of preferred stock warrant liability	—	33.1	—
Other	0.8	(0.3)	0.1
Change in deferred tax asset valuation allowance	32.6	12.5	54.8
Effective income tax rate	—%	—%	—%

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

As permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“TCJA”), the Company recorded provisional estimates during the year ended December 31, 2017 and have subsequently finalized its accounting analysis based on the guidance, interpretations, and data available as of December 31, 2018. The Company finalized its accounting for the income tax effects of the TCJA during 2018, with no adjustment to the provisional amounts previously recorded.

Net deferred tax assets as of December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$50,723	$32,997
Research and development tax credit carryforwards	32,522	25,405
Capitalized organization costs	275	306
Stock-based compensation expense	9,178	7,714
Charitable Contributions	11	8
Deferred Revenue	37,499	26,480
Accrued expenses	4,279	4,613
Capitalized research and development expenses	66	73
Total deferred tax assets	$134,553	$97,596
Deferred tax liabilities:
Depreciation and amortization	(2,544)	(3,470)
Total deferred tax liabilities	(2,544)	(3,470)
Valuation allowance	$(132,009)	$(94,126)
Net deferred tax assets	$—	$—

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

As of December 31, 2018, the Company had net operating loss carryforwards (“NOLs”) for federal and state income tax purposes of $185,583 and $185,927, respectively. Federal NOLs of $119,781, generated before 2018, will begin expiring in varying amounts in 2035 unless utilized. The remaining federal NOLs of $65,801, generated after 2017, will be carried forward indefinitely and could be used to offset up to 80% of taxable income of each future tax year. Massachusetts does not follow federal time periods for NOLs and as such the Company’s Massachusetts NOLs of $185,927 will expire in at various times starting in 2035. As of December 31, 2018, the Company also had available research and development tax credit carryforwards for federal and state income tax purposes of $28,638 and $4,916, respectively, which begin to expire in 2031 and 2028, respectively. The federal research and development tax credits include an orphan drug credit carryforward of $17,552. Utilization of the NOLs and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. Since our formation, the Company has raised capital through the issuance of capital stock on several occasions. These financings, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control as defined by Section 382 or could result in a change of control in the future upon subsequent disposition. The Company conducted an analysis under Section 382 to determine if historical changes in ownership through August 31, 2015 would limit or otherwise restrict its ability to utilize these NOLs and research and development credit carryforwards. As a result of this analysis, the Company does not believe there are any significant limitations on its ability to utilize these carryforwards. However, future changes in ownership after August 31, 2015 could affect the limitation in future years. Any limitation may result in expiration of a portion of the NOLs or research and development credit carryforwards before utilization.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2018 and 2017. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2018, 2017 and 2016 related primarily to the increases in NOLs, research and development tax credit carryforwards, stock-based compensation and decrease of the deferred rate due to tax reform were as follows:

	Year Ended December 31,
	2018	2017	2016
Valuation allowance at beginning of year	$(94,126)	$(82,994)	$(32,777)
Decreases recorded as benefit to income tax provision	—	29,546	—
Increases recorded to income tax provision	(37,883)	(40,678)	(50,217)
Valuation allowance as of end of year	$(132,009)	$(94,126)	$(82,994)

As of December 31, 2018, 2017, and 2016, the Company had no unrecognized tax benefits.  Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense. The Company does not expect any significant change in its uncertain tax positions in the next 12 months.

During the year ended December 31, 2016, the Company was awarded a tax incentive for job creation from the Massachusetts Life Sciences Center. The program was established in 2008 in order to incentivize life sciences companies to create new sustained jobs in Massachusetts. Jobs must be maintained for at least five years, during which time the grant proceeds can be recovered by the Massachusetts Department of Revenue if the Company does not meet and maintain its job creation commitments. The award was received in 2016 and recorded in other current liabilities as of December 31, 2016 as the Company did not meet the job creation commitments.  During the year ended December 31, 2018, the Company met the job creation commitments and recorded $170 as other income in the consolidated statement of operations for the portion of the award earned through the year ended December 31, 2018. The balance of the incentive award has been recorded in the Company’s consolidated balance sheet as a liability until such time that the award is fully earned.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

13.	Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2018 and 2017. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Collaboration revenue - related party (1)	$3,766	$4,271	$8,684	$10,196	$26,917
Grant revenue	205	341	371	433	1,350
Total operating expenses	32,237	32,748	31,266	32,300	128,551
Loss from operations	(28,266)	(28,136)	(22,211)	(21,671)	(100,284)
Net loss	(27,919)	(27,787)	(21,949)	(21,287)	(98,942)
Net loss per share applicable to common stockholders - basic and diluted	$(0.69)	$(0.68)	$(0.54)	$(0.52)	$(2.43)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Collaboration revenue - related party (1)	$3,015	$3,014	$23,015	$3,056	$32,100
Total operating expenses	28,905	31,430	30,329	32,831	123,495
Loss from operations	(25,890)	(28,416)	(7,314)	(29,775)	(91,395)
Net loss	(25,474)	(28,018)	(6,935)	(28,953)	(89,380)
Net loss per share applicable to common stockholders - basic and diluted	$(0.63)	$(0.69)	$(0.17)	$(0.72)	$(2.21)

(1)

The Company adopted ASC 606 on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The Company’s reported results for 2018 reflect the application of ASC 606 guidance while its reported results for 2017 and 2016 were prepared under the guidance outlined in ASC 605.  Refer to Note 9 for further details.

14.	Related Party Transactions

In October 2010, the Company entered into a services agreement with Flagship Ventures Management, Inc., an affiliate of one of its stockholders (and now known as Flagship Pioneering), Flagship Venture Funds, to provide general and administrative services to the Company, including the employer portions of employee health and dental benefit plans for the Company’s employees and consulting services. The Company made payments under the agreement of $17 during the year ended December 31, 2016. There were no payments made during the year ended December 31, 2018 and 2017. There were no amounts due to Flagship Pioneering related to the services agreement as of December 31, 2018 and 2017.

As described in Note 9, in January 2016 the Company entered into a License Agreement and, in November 2018, a letter agreement with NHS for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. NHS is a related party since NHS is an affiliate of Nestlé Health Science, one of the Company’s significant stockholders. During the year ended December 31, 2018, 2017, and 2016, the Company recognized $26,917, $32,100, and $21,766, respectively, of related party revenue associated with the License Agreement. As of December 31, 2018 and 2017, there was $137,259 and $96,926, respectively, of deferred revenue related to the License Agreement, which is classified as current or non-current in the consolidated balance sheets. The Company has made no payments to NHS during the year ended December 31, 2018. There is no amount due from NHS as of December 31, 2018.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

15.	401(k) Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2016, the Company elected to match 50% of the first 6% of an employee’s deferral. Company contributions are expensed in the year for which they are declared. During the year ended December 31, 2018, 2017, and 2016 the Company recorded expense of $604, $484, and $457, respectively for 401(k) match contributions.

16.	Subsequent Events

On January 14, 2019, Roger J. Pomerantz, M.D. notified the Company of his resignation from his position as President and Chief Executive Officer of the Company effective immediately. In connection with his resignation, Dr. Pomerantz entered into a separation agreement and release (the “Separation Agreement”) with the Company pursuant to which Dr. Pomerantz will receive the severance payments and benefits described in his existing employment agreement with the Company upon his involuntary or constructive termination, subject to and in accordance with the previously disclosed terms of his employment agreement. Dr. Pomerantz will continue to serve as a director and as Chairman of the Board of Directors (the “Board”) of the Company.  The Company expects to record a liability in the first quarter of 2019 to reflect its obligations to Dr. Pomerantz under the Separation Agreement.

On January 15, 2019, the Company announced that the Board had appointed Eric D. Shaff, as the Company’s President and Chief Executive Officer and as a member of the Board.

On February 7, 2019, the Company announced corporate changes to focus its resources on advancing its clinical-stage therapeutics candidates. As a result, the Company will now concentrate on completing the recently-initiated SER-287 Phase 2b study in mild-to-moderate UC, obtaining results from the ongoing SER-109 Phase 3 study for recurrent CDI and advancing the SER-401 Phase 1b study, in collaboration with the Parker Institute for Cancer Immunotherapy and MD Anderson Cancer Center, to evaluate augmenting checkpoint inhibitor response in patients with metastatic melanoma. In connection with the prioritization of these therapeutics candidates, the Company made changes to its management team and committed to a workforce reduction plan to reduce headcount by approximately 30 employees. Accordingly, the Company expects to incur one-time costs related primarily to employee termination benefits between $1,500 and $2,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERES THERAPEUTICS, INC.

Date: March 6, 2019	By:	/s/ Eric D. Shaff
Eric D. Shaff
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric D. Shaff	President, Chief Executive Officer	March 6, 2019
Eric D. Shaff	and Director
(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Roger J. Pomerantz	Chairman of the Board	March 6, 2019
Roger J. Pomerantz, M.D.

/s/ Noubar B. Afeyan	Director	March 6, 2019
Noubar B. Afeyan, Ph.D.

/s/ Dennis Ausiello	Director	March 6, 2019
Dennis Ausiello, M.D.

/s/ Willard Dere	Director	March 6, 2019
Willard Dere

/s/ Grégory Behar	Director	March 6, 2019
Grégory Behar

/s/ Kurt C. Graves	Director	March 6, 2019
Kurt C. Graves

/s/ Richard N. Kender	Director	March 6, 2019
Richard N. Kender

/s/ Lorence H. Kim	Director	March 6, 2019
Lorence H. Kim, M.D.

/s/ Meryl Zausner	Director	March 6, 2019
Meryl Zausner