Form 10-Q
period 2019-03-31
Seres Therapeutics, Inc.
filed 2019-05-02
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Not Applicable

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Small reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	MCRB	The Nasdaq Global Select Market

As of April 24, 2019, the registrant had 41,094,832 shares of common stock, $0.001 par value per share, outstanding.

Seres Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or the Quarterly Report, contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward looking statements are subject to numerous risks, including, without limitation, the following:

•	our status as a clinical-stage company and our expectation to incur losses in the future;
•	our future capital needs and our need to raise additional funds, including our ability to continue as a going concern;
•	our ability to build a pipeline of product candidates and develop and commercialize drugs;
•	our unproven approach to therapeutic intervention;
•	our ability to enroll patients in clinical trials, timely and successfully complete those trials and receive necessary regulatory approvals;
•	the effect that the reduction in trial size for our ECOSPOR III trial will have on the results of the trial;
•	our ability to maintain our manufacturing facilities and to receive or manufacture sufficient quantities of our product candidates;
•	our ability to protect and enforce our intellectual property rights;
•	federal, state, and foreign regulatory requirements, including U.S. Food and Drug Administration regulation of our product candidates;
•	our ability to obtain and retain key executives and attract and retain qualified personnel; and
•	our ability to successfully manage our growth.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$53,600	$85,820
Accounts receivable	6,667	—
Prepaid expenses and other current assets	7,488	6,845
Total current assets	67,755	92,665
Property and equipment, net	24,571	26,294
Operating lease assets	13,202	—
Restricted investments	1,400	1,400
Restricted cash	114	113
Total assets	$107,042	$120,472
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$3,918	$6,415
Accrued expenses and other current liabilities	11,789	15,207
Operating lease liabilities	4,407	—
Deferred revenue - related party	18,685	20,419
Deferred revenue	2,770	—
Total current liabilities	41,569	42,041
Operating lease liabilities, net of current portion	19,066	—
Lease incentive obligation, net of current portion	—	6,776
Deferred rent	—	2,216
Deferred revenue, net of current portion - related party	111,959	116,840
Deferred revenue, net of current portion	3,637	—
Other long-term liabilities	644	644
Total liabilities	176,875	168,517
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2019 and December 31, 2018; no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2019 and December 31, 2018; 41,094,832 and 40,936,735 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	41	41
Additional paid-in capital	343,829	341,284
Accumulated deficit	(413,703)	(389,370)
Total stockholders’ deficit	(69,833)	(48,045)
Total liabilities and stockholders’ deficit	$107,042	$120,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenue:
Collaboration revenue - related party	$6,615	$3,766
Grant revenue	446	205
Revenue	260	—
Total revenue	7,321	3,971
Operating expenses:
Research and development expenses	22,887	23,460
General and administrative expenses	7,495	8,777
Restructuring expenses	1,492	—
Total operating expenses	31,874	32,237
Loss from operations	(24,553)	(28,266)
Other income (expense):
Interest income (expense), net	220	347
Total other income (expense), net	220	347
Net loss	$(24,333)	$(27,919)
Net loss per share attributable to common stockholders, basic and diluted	$(0.59)	$(0.69)
Weighted average common shares outstanding, basic and diluted	41,027,824	40,628,434
Net loss	(24,333)	(27,919)
Other comprehensive income:
Unrealized gain on investments, net of tax of $0	$—	$40
Total other comprehensive income	—	40
Comprehensive loss	$(24,333)	$(27,879)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands, except share data)

	Common Stock		Additional		Accumulated Other	Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity
Balance at December 31, 2017	40,571,015	$40	$324,376	$(263,571)	$(146)	$60,699
Issuance of common stock upon exercise of stock options	48,053	—	32	—	—	32
Issuance of common stock upon vesting of RSUs, net of tax witholdings	51,500	—	—	—	—	—
Repurchase of common stock for employee tax witholdings	(17,900)	—	(197)	—	—	(197)
Stock-based compensation expense	—	—	4,236	—	—	4,236
Unrealized gain on investments	—	—	—	—	40	40
Adoption of new revenue standard (ASC 606)	—	—	—	(26,857)	—	(26,857)
Net loss	—	—	—	(27,919)	—	(27,919)
Balance at March 31, 2018	40,652,668	$40	$328,447	$(318,347)	$(106)	$10,034

	Common Stock		Additional		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at December 31, 2018	40,936,735	$41	$341,284	$(389,370)	$(48,045)
Issuance of common stock upon exercise of stock options	38,125	—	120	—	120
Issuance of common stock upon vesting of RSUs	73,500	—	153	—	153
Issuance of common stock under ESPP plan	46,472	—	207	—	207
Stock-based compensation expense	—	—	2,065	—	2,065
Net loss	—	—	—	(24,333)	(24,333)
Balance at March 31, 2019	41,094,832	$41	$343,829	$(413,703)	$(69,833)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(24,333)	$(27,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,065	4,236
Depreciation and amortization expense	2,006	1,941
Amortization of operating lease asset	535	-
Accretion of discount on investments	—	(50)
Changes in operating assets and liabilities:
Accounts receivable	(6,667)	-
Prepaid expenses and other current assets	(643)	835
Deferred revenue	(208)	(3,592)
Accounts payable	(2,474)	(1,426)
Operating lease liabilities	(1,024)	—
Accrued expenses and other current liabilities	(1,650)	(788)
Net cash (used in) operating activities	(32,393)	(26,763)
Cash flows from investing activities:
Purchases of property and equipment	(306)	(953)
Purchases of investments	—	(5,270)
Sales and maturities of investments	—	44,257
Net cash (used in) provided by investing activities	(306)	38,034
Cash flows from financing activities:
Proceeds from exercise of stock options	120	32
Proceeds from issuance of common stock and restricted common stock	153	—
Payments of employee tax obligations related to vesting of restricted stock units	—	(197)
Issuance of common stock under ESPP plan	207	—
Net cash provided by (used in) financing activities	480	(165)
Net (decrease) increase in cash and cash equivalents	(32,219)	11,106
Cash, cash equivalents and restricted cash at beginning of period	85,933	37,601
Cash, cash equivalents and restricted cash at end of period	$53,714	$48,707
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$134	$393

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(Unaudited)

1.	Nature of the Business and Basis of Presentation

Seres Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in October 2010 under the name Newco LS21, Inc. In October 2011, the Company changed its name to Seres Health, Inc., and in May 2015, the Company changed its name to Seres Therapeutics, Inc. The Company is a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to treat disease by restoring the function of a dysbiotic microbiome. The Company is developing SER-287 to treat ulcerative colitis (“UC”), a form of inflammatory bowel disease (“IBD”). SER-109, is designed to reduce recurrences of Clostridium difficile, or C. difficile infection (“CDI”), a debilitating infection of the colon, in patients who have received antibiotic therapy for recurrent CDI by treating the dysbiosis of the colonic microbiome, which, if approved by the U.S. Food and Drug Administration (“FDA”), could be a first-in-field oral microbiome drug.   In addition, using its microbiome therapeutics platform, the Company is developing product candidates to treat diseases where the microbiome is implicated, including SER-301, a rationally designed, fermented IBD candidate, and SER-401, a microbiome therapeutic candidate for use with checkpoint inhibitors in patients with metastatic melanoma. The Company is also using its microbiome therapeutics platform to conduct research on various indications, including: infectious diseases, metabolic diseases, and inflammatory and immune diseases, including immuno-oncology.

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

The Company’s product candidates are in development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, or maintained, that any product candidates developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants.

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

As of March 31, 2019, the Company had an accumulated deficit of $413.7 million and cash and cash equivalents of $53.6 million. Management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of ASC 205-40 and determined that the Company’s accumulated deficit, history of losses, and future expected losses meet the ASC 205-40 standard for raising substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of these condensed consolidated financial statements.

The Company’s current financial resources and currently forecasted operating plan would allow the Company to meet forecasted operating plans into the fourth quarter of 2019.  The Company has determined that its cash runway of less than 12 months along with its accumulated deficit, history of losses, and future expected losses meet the ASC 205-40 standard for raising substantial doubt about its ability to continue as a going concern within one year of the issuance date of its consolidated financial statements. The Company may not be successful in its mitigation efforts, which primarily consist of raising additional capital through some combination of equity or debt financings, and/or potential new collaborations and reducing cash expenditures. Lack of necessary funds may require the Company, among other things, to delay, scale back, or eliminate some or all of its planned clinical trials.

In February 2019, the Company implemented corporate changes to focus its resources on advancing its clinical-stage therapeutic candidates. As a result, the Company now intends to concentrate on completing the recently-initiated SER-287 Phase 2b study in mild-to-moderate UC, obtaining results from the ongoing SER-109 Phase 3 study for recurrent CDI, advancing the SER-401 Phase 1b study, in collaboration with the Parker Institute for Cancer Immunotherapy and MD Anderson Cancer Center, to evaluate augmenting checkpoint inhibitor response in patients with metastatic melanoma and advancing SER-301 into clinical development. In connection with the prioritization of these therapeutic candidates, the Company made changes to its management team and reduced headcount by approximately 30 percent.

If the Company is not able to secure adequate additional funding, the Company plans to make further reductions in spending. In that event, the Company may have to delay, scale back, or eliminate some or all of the Company’s planned clinical trials and research stage programs. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards; as such, under the requirements of ASC 205-40, the full extent to which management may extend the Company’s funds through these actions may not be considered in management’s assessment of the Company’s ability to continue as a going concern for the next 12 months as defined by ASC-205-40.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on March 6, 2019 (the “Annual Report”).

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The condensed consolidated balance sheet at December 31, 2018 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

2.	Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2019 except for the adoption of the new lease accounting standard discussed in Note 9, Leases.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition, the accrual of research and development expenses and the valuation of stock-based awards. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

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

The restricted stock units granted by the Company entitle the holder of such awards to ordinary cash dividends paid to substantially all holders of the Company’s common stock, as if such shares were outstanding common shares at the time of the dividend. The dividends are paid in cash or shares of common stock when the applicable restricted stock unit vests. However, the unvested restricted stock units are not entitled to share in the residual net assets (deficit) of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2019	2018
Stock options to purchase common stock	8,908,432	7,498,791
Unvested restricted stock units	150,400	302,665
Shares issuable under ESPP	6,911	—
	9,065,743	7,801,456

Leases

The Company evaluates arrangements at inception to determine if an arrangement is or contains a lease. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company uses an incremental borrowing rate that the Company would expect to incur for a fully collateralized loan over a similar term under similar economic conditions to determine the present value of the lease payments.

The lease payments used to determine the Company’s operating lease assets may include lease incentives and stated rent increases and are recognized in the Company’s operating lease assets in the Company’s condensed consolidated balance sheets. Operating lease liabilities are accreted over the term of the lease using the incremental borrowing rate and the associated expense is recorded to operating expenses in the condensed consolidated statement of operations and comprehensive loss. Operating lease assets are amortized to rent expense over the lease term and included in operating expenses in the condensed consolidated statement of operations and comprehensive loss. Variable lease payments are recognized as the associated obligation is incurred.

Restructuring

Restructuring costs are comprised of severance costs related to workforce reductions. The Company recognizes restructuring charges when the liability is incurred. Employee termination benefits are accrued at the date management has committed to a plan of termination and employees have been notified of their termination dates and expected severance payments.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), (“Topic 842”), which establishes principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing and uncertainty of cash flows arising from a lease. The most notable change is lessees recognizing an asset and liability on their balance sheet for operating leases. In 2018, the FASB issued ASU 2018-01, and ASU 2018-11, which collectively adds two practical expedients, provides a second modified retrospective transition method which does not require retrospective adjustment of prior periods, and provides certain narrow scope improvements to the new lease guidance. ASU 2016-02 and the amending ASUs are effective for the Company for annual periods beginning after December 15, 2018 and interim periods therein, with early adoption permitted.

The Company adopted the new guidance as of January 1, 2019 using the modified retrospective transition approach with no restatement of prior periods or cumulative adjustment to accumulated deficit. Upon adoption, the Company elected the package of transition practical expedients, which allowed the Company to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. The Company also made an accounting policy election not to recognize leases with an initial term of 12 months or less within its condensed consolidated balance sheets and to recognize those lease payments on a straight-line basis in its condensed consolidated statements of operations and comprehensive loss over the lease term. Upon adoption of the new leasing standards, the Company recognized an operating lease asset of approximately $13,737 and a corresponding operating lease liability of approximately $24,497, which are included in the Company’s condensed consolidated balance sheet. The adoption of the new leasing standards did not have any impact on the Company’s condensed consolidated statements of operations and comprehensive loss. The impact to the Condensed Consolidated Balance Sheets for the opening balances is as follows (in thousands):

	As Previously Reported December 31, 2018	Adoption Adjustment	As reported under Topic 842 January 1, 2019
Operating lease assets	$—	$13,737	$13,737
Accrued expenses and other current liabilities	15,207	(1,768)	13,439
Operating lease liabilities	—	4,285	4,285
Lease incentive obligation, net of current portion	6,776	(6,776)	—
Deferred rent	2,216	(2,216)	—
Operating lease liabilities, net of current portion	—	20,212	20,212

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718)” (“ASU 2018-07”). ASU 2018-07 simplifies the accounting for nonemployee share-based payment transactions. This ASU is effective for public entities for interim and annual reporting periods beginning after December 15, 2018. The Company adopted the ASU effective January 1, 2019, the impact of adoption of this standard was immaterial to the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This standard eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. ASU 2018-13 is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods and early adoption is permitted. The Company is currently evaluating the impact of its adoption of ASU 2018-13 on its condensed consolidated financial statements.

In November 2018 the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This standard makes targeted improvements for collaborative arrangements as follows:

•

Clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606, Revenue from Contracts with Customers, when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in ASC 606 should be applied, including recognition, measurement, presentation and disclosure requirements;

•

Adds unit-of-account guidance to ASC 808, Collaborative Arrangements, to align with the guidance in ASC 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606; and

•

Requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting that transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer.

This standard will be effective on January 1, 2020; however, early adoption is permitted. A retrospective transition approach is required for either all contracts or only for contracts that are not completed at the date of initial application of ASC 606, with a cumulative adjustment to opening retained earnings. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial position and results of operations.

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

The Company’s cash equivalents are carried at fair value, determined according to the fair value hierarchy described above. The Company’s investments in certificates of deposit are carried at amortized cost, which approximates fair value. Certain cash equivalents that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The carrying values of the Company’s accounts payable and accrued expenses approximate their fair value due to the short-term nature of these liabilities.

The following table presents information about the Company’s assets as of March 31, 2019 and December 31, 2018 that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (note there were no liabilities measured at fair value on a recurring basis in either of the periods presented):

	Fair Value Measurements as of March 31, 2019 Using:
	Level 1	Level 2	Level 3	Not Subject to Leveling (1)	Total
Assets:
Cash Equivalents	$—	$—	$—	$40,187	$40,187
	$—	$—	$—	$40,187	$40,187
(1) Certain cash equivalents that are valued using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

	Fair Value Measurements as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Not Subject to Leveling (1)	Total
Assets:
Cash Equivalents	$—	$—	$—	$39,982	$39,982
	$—	$—	$—	$39,982	$39,982
(1) Certain cash equivalents that are valued using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

As of March 31, 2019 and December 31, 2018, the Company’s cash equivalents consisted of money market funds with original maturities of less than 90 days from the date of purchase.

4.	Investments

As of March 31, 2019 and December 31, 2018 the Company had no investments.

The Company had restricted investments of $1,400 as of March 31, 2019 and December 31, 2018 which consisted of a certificate of deposit as a security deposit on its building lease at 200 Sidney Street, Cambridge, Massachusetts.  The cost of restricted investments approximates fair value.

5.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2019	December 31, 2018
Laboratory equipment	$14,806	14,695
Computer equipment	2,875	2,864
Furniture and office equipment	1,033	1,033
Leasehold improvements	27,977	27,977
Construction in progress	26	26
	46,717	46,595
Less: Accumulated depreciation and amortization	$(22,146)	$(20,301)
	$24,571	$26,294

Depreciation and amortization expense was $2,006 and $1,941 for the three months ended March 31, 2019 and 2018, respectively.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2019	December 31, 2018
Development and manufacturing costs	$6,779	$7,046
Payroll and payroll-related costs	3,550	5,020
Facility and other	1,460	3,141
	$11,789	$15,207

7.	Stockholders’ Equity Common Stock

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2018	7,561,719	$12.26	7.23	$4,958
Granted	2,148,250	6.16
Exercised	(38,125)	3.14
Forfeited	(763,412)	12.70
Outstanding as of March 31, 2019	8,908,432	$10.79	7.57	$9,684
Options vested and expected to vest as of March 31, 2019	8,908,432	10.79	7.57	9,684
Options exercisable as of March 31, 2019	4,659,499	$12.56	6.14	$8,100

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2019 and 2018 was $4.60 and $7.02 per share, respectively.

During the three months ended March 31, 2019, the Company granted performance-based stock options to employees for the purchase of an aggregate of 1.1 million shares of common stock with a grant date fair value of $4.58 per share. These stock options are exercisable only upon achievement of specified performance targets. As of March 31, 2019, none of these options were exercisable because none of the specified performance targets had been achieved. Because achievement of the specified performance targets was not deemed probable as of March 31, 2019, the Company did not record any expense for these stock options from the dates of issuance through March 31, 2019.

Restricted Stock Units

The Company has granted restricted stock units with time-based vesting conditions.  The table below summarizes the Company’s restricted stock unit activity since December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2018	226,900	$9.64
Granted	—	$—
Forfeited	(3,000)	$8.07
Vested	(73,500)	$9.98
Unvested restricted stock units as of March 31, 2019	150,400	$9.51

Stock-based Compensation Expense

The Company recorded stock-based compensation expense related to stock options, restricted stock units and the Company’s Employee Stock Purchase Plan (“ESPP”) in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2019	2018
Research and development expenses	$1,448	$1,928
General and administrative expenses	617	2,308
	$2,065	$4,236

Employee Stock Purchase Plan

The ESPP provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company's common stock. The ESPP is qualified under Section 423 of the Internal Revenue Code. The employee's purchase price is derived from a formula based on the closing price of the common stock on the first day of the offering period versus the closing price on the date of purchase (or, if not a trading day, on the immediately preceding trading day).  The offering period under the ESPP has a duration of six months, and the purchase price with respect to each offering period beginning on or after such date is, until otherwise amended, equal to 85% of the lesser of (i) the fair market value of the Company's common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of the Company's common stock on the purchase date. The Company recorded an immaterial amount of stock-based compensation expense under the ESPP for the three months ended March 31, 2019.

The total number of available ESPP shares is increased annually, which began in 2016 and will end in 2025. The ESPP allows for share replenishment equal to the lesser of (i) 400,000 shares and (ii) 1% of the number of shares of the Company’s common stock outstanding on the last day of the preceding calendar year, or an amount determined by the board of directors. As of March 31, 2019, a total of 1.9 million shares were reserved and available for issuance under the ESPP.

8.	Collaboration Revenue

NHS Collaboration Agreement

Summary of Agreement

In January 2016, the Company entered into a collaboration and license agreement with NHS (“License Agreement”) for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. The License Agreement supports the development of the Company’s portfolio of products for CDI and IBD in markets outside of the United States and Canada (the “Licensed Territory”). The Company has retained full commercial rights to its entire portfolio of product candidates with respect to the United States and Canada.

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

Under the License Agreement, the Company is entitled to receive a $20,000 milestone payment from NHS following initiation of a SER-287 Phase 2 study and a $20,000 milestone payment from NHS following the initiation of a SER-287 Phase 3 study. In November 2018, the Company entered into a letter agreement with NHS which modified the License Agreement to address the current clinical plans for SER-287. Pursuant to the letter agreement, the Company and NHS agreed that following initiation of the SER-287 Phase 2b study, the Company would be entitled to receive $40,000 in milestone payments from NHS, which represent the milestone payments due to the Company for the initiation of a SER-287 Phase 2 study and a Phase 3 study. The SER-287 Phase 2b study was initiated and the $40,000 of milestone payments were received in December 2018. The letter agreement also provides scenarios under which NHS’ reimbursement to the Company for certain Phase 3 development costs would be reduced or delayed depending on the outcomes of the SER-287 Phase 2b study.

Accounting Analysis

The Company assessed the License Agreement in accordance with ASC 606—Revenue From Contracts with Customers (“ASC 606”) and concluded that NHS is a customer. The Company identified the following promises under the contract: (i) a license to develop and commercialize the NHS Collaboration Products in the Licensed Territory, (ii) obligation to perform research and development services, (iii) participation on a joint steering committee, and (iv) manufacturing services to provide clinical supply to complete future clinical trials. In addition, the Company identified a contingent obligation to perform manufacturing services to provide commercial supply if commercialization occurs, which is contingent upon regulatory approval. This contingent obligation is not a performance obligation at inception and has been excluded from the initial allocation as it represents a separate buying decision at market rates, rather than a material right in the contract. The Company assessed the promised goods and services to determine if they are distinct. Based on this assessment, the Company determined that NHS cannot benefit from the promised goods and services separately from the others as they are highly interrelated and therefore not distinct. Accordingly, the promised goods and services represent one combined performance obligation and the entire transaction price will be allocated to that single combined performance obligation.

At contract inception, the Company determined that the $120,000 non-refundable upfront amount constituted the entirety of the consideration to be included in the transaction price as the development, regulatory, and commercial milestones were fully constrained. During the year ended December 31, 2016, the Company received $10,000 from NHS in connection with the initiation of the Phase 1b study for SER-262 in CDI. During the year ended December 31, 2017, the Company received $20,000 from NHS in connection with the initiation of the Phase 3 study for SER-109. During the year ended December 31, 2018, the Company received $40,000 from NHS in connection with the initiation of the Phase 2b study for SER-287. The transaction price as of March 31, 2019 was approximately $190,000.

During the three months ended March 31, 2019 and 2018, using the cost-to-cost method, which best depicts the transfer of control to the customer, the Company recognized $6,615 and $3,766 of Collaboration revenue – related party, respectively.

As of March 31, 2019 and December 31, 2018, there was $130,644, and $137,259, respectively, of deferred revenue related to the unsatisfied portion of the performance obligation under the License Agreement. As of March 31, 2019, the deferred revenue is classified as current or non-current in the consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next 12 months, which is determined by the cost-to-cost method which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation.  All costs associated with the License Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

AstraZeneca Research Collaboration and Option Agreement

Summary of the Agreement

In March 2019, the Company entered into a Research Collaboration and Option Agreement (the “Research Agreement”) with MedImmune, LLC, a wholly owned subsidiary of AstraZeneca Inc. (“AstraZeneca”), to advance the mechanistic understanding of the microbiome in augmenting the efficacy of cancer immunotherapy. Under the Research Agreement, the Company and AstraZeneca will conduct certain research and development activities as set forth on a research plan focused on the role of the microbiome in certain cancers and cancer immunotherapies, including furthering the research program for SER-401, in combination with AstraZeneca compounds targeting various cancers.

Pursuant to the Research Agreement, the Company agreed not to conduct research or development on any microbiome products specifically designed by the Company during the term of the Research Agreement for the treatment of cancer (“Microbiome Oncology Products”), with or on behalf of any third party without the prior approval of the joint steering committee for the Research Agreement for at least three years after the effective date (the “Exclusivity Period”). Additionally, AstraZeneca will pay to the Company a total of $20,000 in three equal installments, the first of which the Company received in April 2019, and the second and third of which become due on January 2, 2020 and January 4, 2021, respectively. Such payments are payable even if the Research Agreement is terminated in accordance with its terms, unless the Research Agreement is terminated by AstraZeneca for the Company’s uncured material breach. Additionally, AstraZeneca will bear its costs of conducting activities under the research plan and will reimburse the Company for all activities performed under the research plan based on actual full-time employee (“FTE”) time and certain third-party costs incurred by the Company in connection therewith.

Under the Research Agreement, the Company granted to AstraZeneca an exclusive option to negotiate a worldwide, sublicensable exclusive license under relevant intellectual property rights controlled by the Company to exploit Microbiome Oncology Products for the treatment of cancer. Additionally, the Company granted to AstraZeneca an additional exclusive option to obtain a worldwide, sublicensable, license under certain intellectual property rights arising out of the Agreement or coming into the control of the Company during the term of the Agreement, to exploit AstraZeneca’s oncology and other assets which are the subject of the research plan. AstraZeneca may exercise each option at any point prior to 90 days after the end of the Exclusivity Period (the “Option Exercise Period”) by delivering an option exercise notice to the Company. If AstraZeneca exercises an option during the Option Exercise Period, the parties will enter into exclusive, good faith negotiations for a period of six months (the “Negotiation Period”) regarding the terms of the definitive license agreement contemplated by such option. If no definitive agreement is reached during the Negotiation Period, subject to certain other terms and conditions applicable for a one (1) year period, the Company is free to license, further develop or otherwise exploit its assets that were the subject of the option without further obligation to AstraZeneca.

The term of the Research Agreement continues in effect until the Research Agreement is terminated by the parties in accordance with its terms by mutual written agreement. Either party may terminate the Research Agreement for the other party’s uncured material breach or bankruptcy or insolvency-related events. AstraZeneca may terminate the Research Agreement for convenience.

Accounting Analysis

The Company assessed the Research Agreement in accordance with ASC 606 and concluded that AstraZeneca is a customer. The Company identified the following promises under the contract: (i) a research license, (ii) an obligation to perform research and development services, and (iii) participating on a joint steering committee.   The Company assessed the promised goods and services to determine if they are distinct. Based on this assessment, the Company determined that AstraZeneca cannot benefit from the promised goods and services separately from the others as they are highly interrelated and therefore not distinct. Accordingly, the promised goods and services represent one combined performance obligation and the entire transaction price will be allocated to that single combined performance obligation.

Each exclusive option granted to AstraZeneca provides AstraZeneca with the right to negotiate a license agreement in the future at fair value. Therefore, the Company concluded that each option does not constitute a performance obligation at inception and has been excluded from the initial allocation since each option represents a separate buying decision at market rates, rather than a material right in the contract.

At contract inception, the Company determined that the transaction price is comprised of: (i) the $20,000 fee, which represents fixed consideration, and (ii) the estimated reimbursement of research and development costs incurred, which represents variable consideration. The Company included the estimated reimbursement of research and development costs, approximately $13,900, in the transaction price at the inception of the arrangement because the Company is required to perform research and development services and the contract requires AstraZeneca to reimburse the Company for costs incurred. Also, since the related revenue would be recognized only as the costs are incurred, and the contract precludes the joint steering committee from changing the research plan without mutual agreement, the Company determined it is not probable that a significant reversal of cumulative revenue would occur.

The Company determined that revenue under the Research Agreement should be recognized over time as AstraZeneca simultaneously receives the benefit from the Company as the Company performs under the single performance obligation over time. The Company will recognize revenue for the single performance obligation using a cost-to-cost input method as the Company has concluded it best depicts the research and joint steering committee participation services performed prior to AstraZeneca’s ability to negotiate a license. Under this method, the transaction price is recognized over the contract’s entire performance period, using costs incurred relative to total estimated costs to determine the extent of progress towards completion.

For the three months ended March 31, 2019, the Company recognized revenue of $260 based on the measured progress under the Research Agreement. The transaction price as of March 31, 2019 was approximately $33,900.

As of March 31, 2019, there was $6,407 of deferred revenue associated with the Research Agreement, with $2,770 presented as current and $3,637 as non-current in the condensed consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next 12 months. All costs associated with the Research Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

Contract Balances from Contracts with Customers

The following table presents changes in the Company’s contract assets and contract liabilities during the three months ended March 31, 2019 and 2018:

	Balance as of December 31, 2018	Additions	Deductions	Balance as of March 31, 2019
Three months ended March 31, 2019
Contract liabilities:
Deferred revenue - related party	137,259	—	(6,615)	130,644
Deferred revenue	—	6,667	(260)	6,407

	Balance as of January 1, 2018	Additions	Deductions	Balance as of March 31, 2018
Three months ended March 31, 2018
Contract liabilities:
Deferred revenue - related party	123,783	175	(3,766)	120,192

During the three months ended March 31, 2019 and 2018 the Company recognized the following revenues as a result of changes in the contract liabilities balances in the respective periods (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	6,615	3,766

When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Revenue is recognized from the contract liability over time using the cost-to-cost method.

9. Leases

The Company leases real estate, primarily laboratory, office and manufacturing space. The Company’s leases have remaining terms ranging from less than 1 year to 5 years. Certain leases include one or more options to renew, exercised at the Company’s sole discretion, with renewal terms that can extend the lease from one year to five years. The Company evaluated the renewal options in its leases to determine if it was reasonably certain that the renewal option would be exercised, and therefore should be included in the calculation of the operating lease assets and operating lease liabilities. Given the Company’s current business structure, uncertainty of future growth, and the associated impact to real estate, the Company concluded that it is not reasonably certain that any renewal options would be exercised. Therefore, the operating lease assets and lease liabilities only contemplate the initial lease terms. All of the Company’s leases qualify as operating leases. The following table summarizes the presentation in the Company’s condensed consolidated balance sheets of its operating leases:

As of March 31, 2019
Assets:
Operating lease assets	$13,202

Liabilities:
Operating lease liabilities	$4,407
Operating lease liabilities, net of current portion	19,066
Total operating lease liabilities	$23,473

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statement of operations and comprehensive loss:

For the Three Months Ended
March 31, 2019
Operating lease costs	$1,154
Short-term lease costs	648
Variable lease costs	726
Total lease costs	$2,528

During the three months ended March 31, 2019, the Company made cash payments of $1,642 for operating leases.

The minimum lease payments for the next five years and thereafter is expected to be as follows (in thousands):

As of March 31, 2019
2019 (remaining 9 months)	$4,951
2020	6,382
2021	6,461
2022	6,390
2023	5,158
2024 and thereafter	—
Total future minimum lease payments	$29,342
Less: interest	(5,869)
Present value of operating lease liabilities	$23,473

As of March 31, 2019, the weighted average remaining lease term was 4.56 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 11%.

ASC 840 Disclosures

The future minimum lease payments under the Company’s operating leases as of December 31, 2018, were as follows (in thousands):

As of December 31, 2018
2019	$6,342
2020	6,120
2021	6,221
2022	6,372
2023	5,158
2024 and thereafter	—
Total future minimum lease payments	$30,213

During the three months ended March 31, 2018, the Company recognized $1,099 of rental expense related to office, laboratory, and manufacturing space.

10.	Restructuring

In February 2019, the Company implemented corporate changes to focus its resources on advancing its clinical-stage therapeutic candidates. As a result, the Company now intends to concentrate on completing the recently-initiated SER-287 Phase 2b study in mild-to-moderate UC, obtaining results from the ongoing SER-109 Phase 3 study for recurrent CDI, advancing the SER-401 Phase 1b study, in collaboration with the Parker Institute for Cancer Immunotherapy and MD Anderson Cancer Center, to evaluate augmenting checkpoint inhibitor response in patients with metastatic melanoma and advancing SER-301 into clinical development. In connection with the prioritization of these therapeutic candidates, the Company made changes to its management team and reduced headcount by approximately 30 percent.

During the three months ended March 31, 2019 the Company recorded charges of $1,492 related to severance and other termination benefits. Of that amount, the Company paid $608 during the first quarter of 2019 and it expects to pay approximately $884 in 2019.

The outstanding restructuring liabilities are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. As of March 31, 2019, the components of the liabilities were as follows:

Employee Severance and Other Benefits
Restructuring expenses	$1,492
Cash payments	$608
Liability included in accrued expenses and other current liabilities at March 31, 2019	$884

11.	Income Taxes

The Company did not provide for any income taxes for the three months ended March 31, 2019 or 2018.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of March 31, 2019 and December 31, 2018. Management reevaluates the positive and negative evidence at each reporting period.

As of March 31, 2019 and December 31, 2018, the Company had no accrued interest or tax penalties recorded. The Company files income tax returns in the United States and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2012. However, to the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent it is utilized in a future period. There are no currently ongoing or pending examinations in any jurisdictions.

12.	Commitments and Contingencies

Leases

Refer to Note 9, Leases, for discussion of the commitments associated with the Company’s lease portfolio.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2019 or December 31, 2018.

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

The Company did not accrue any liabilities related to legal contingencies in its condensed consolidated financial statements as of March 31, 2019 or December 31, 2018.

13.	Related Party Transactions

As described in Note 8, in January 2016 the Company entered into the License Agreement with NHS for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. NHS is a related party since NHS is an affiliate of Nestlé Health Science, one of the Company’s significant stockholders. During the three months ended March 31, 2019 and December 31, 2018, the Company recognized $6,615, and $3,766 of related party revenue associated with the License Agreement, respectively. As of March 31, 2019, there was $130,644 of deferred revenue related to the License Agreement, which is classified as current or non-current in the consolidated balance sheets. The Company has made no payments to NHS during the three months ended March 31, 2019 and 2018. There is no amount due from NHS as of March 31, 2019.

14.	Subsequent Events

In April 2019, the Company, with the approval of the Seres/NHS Joint Steering Committee, as provided for in the License Agreement, modified the SER-109 clinical trial. As a result of this modification, the Company and NHS agreed, and informed the FDA, that the target study enrollment would be reduced from 320 subjects to 188 subjects. With this modification, the Company expects to complete enrollment by the end of 2019 and report top-line data in early 2020.  The Company will account for this modification in the second quarter of 2019 through a cumulative catch-up adjustment because the modification did not add any additional goods or services and the remaining goods and services are not distinct. The modification will reduce the total estimated costs in the Company’s cost-to-cost model for the License Agreement with NHS and, based on estimated costs expected for the second quarter of 2019, will result in the Company recognizing revenue of approximately $7,000 in the second quarter of 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2019, or the Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, such as statements regarding our plans, objectives, expectations, intentions and projections, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Overview

We are a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to treat disease by restoring the function of a dysbiotic microbiome. SER-287 is being developed to treat ulcerative colitis, or UC. SER-109, is designed to reduce recurrences of Clostridium difficile infection, or CDI, a debilitating infection of the colon, in patients who have received antibiotic therapy for recurrent CDI by treating the dysbiosis of the colonic microbiome and, if approved by the U.S. Food and Drug Administration, or FDA, could be a first-in-field oral microbiome drug.   In addition, using our microbiome therapeutics platform, we are developing product candidates to treat diseases where the microbiome is implicated, including SER-301, a rationally designed, fermented inflammatory bowel disease, or IBD, candidate, and SER-401, a microbiome therapeutic candidate for use with checkpoint inhibitors in patients with metastatic melanoma.  We are also using our microbiome therapeutics platform to conduct research on various indications, including: infectious diseases, metabolic diseases, and inflammatory and immune diseases, including immuno-oncology.

Since our inception in October 2010, we have devoted substantially all of our resources to developing our programs, building our intellectual property portfolio, developing our supply chain, business planning, raising capital and providing general and administrative support for these operations.

All of our product candidates other than SER-287, SER-109 and SER-401 are still in pre-clinical development or early stage discovery. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss was $24.3 million for the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $413.7 million and cash and cash equivalents totaling $53.6 million.  Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents as of March 31, 2019 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2019, raising a substantial doubt regarding our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. See “—Liquidity and Capital Resources”.

In February 2019, we implemented corporate changes to focus our resources on advancing our clinical-stage therapeutic candidates. As a result, we now intend to concentrate on completing our recently-initiated SER-287 Phase 2b study in mild-to-moderate UC, obtaining results from our ongoing SER-109 Phase 3 study for the treatment of recurrent CDI, advancing our SER-401 Phase 1b study, in collaboration with the Parker Institute for Cancer Immunotherapy and MD Anderson Cancer Center, to evaluate augmenting checkpoint inhibitor response in patients with metastatic melanoma, and advancing SER-301 into clinical development. In connection with the prioritization of these therapeutic candidates, we made changes to our management team and reduced headcount by approximately 30 percent.

In March 2019, we entered into a Research and Collaboration and Option Agreement, or the Research Agreement, with MedImmune, LLC, a wholly owned subsidiary of AstraZeneca Inc., or AstraZeneca. Pursuant to the Research Agreement, we and AstraZeneca agreed to conduct certain research and development activities with the goal of advancing the mechanistic understanding of the microbiome in augmenting the efficacy of cancer immunotherapy, including potential synergy with AstraZeneca compounds in accordance with a mutually agreed research plan. AstraZeneca has agreed to bear all costs of conducting its activities under the Research Agreement and to reimburse us for certain costs incurred under the Research Agreement. Additionally, AstraZeneca has agreed pay to us a total of $20.0 million in three equal installments, the first of which we received in April 2019, and the second and third of which become due in January 2020 and January 2021. We granted AstraZeneca the exclusive option to negotiate certain exclusive license rights. If AstraZeneca exercises an option, we have agreed to enter into good faith negotiations with them for terms and conditions of such license agreement for a specified time period.  See “—Liquidity and Capital Resources.”

SER-287

SER-287 is an oral, donor-derived microbiome therapeutic candidate designed to normalize the gastrointestinal microbiome of individuals with UC. In December 2018, we commenced a three-arm placebo-controlled Phase 2b clinical trial to evaluate SER-287 in approximately 201 patients with mild-to-moderate UC.  Two groups of patients will receive different doses of SER-287, both following pretreatment with a short course of oral vancomycin. A third study arm will receive placebo. The study’s primary endpoint will evaluate clinical remission measured after 10 weeks of SER-287 administration. Patients then enter a 2-week exploratory maintenance follow-up period.  Endoscopic improvement will be measured as a secondary efficacy measure.  Based on feedback from the U.S. Food and Drug Administration, or FDA, if the data from this trial is positive, we expect that the Phase 2b clinical trial could be one of two pivotal trials to enable a Biologics License Application, or BLA, to be submitted for SER-287 for the treatment of UC. We expect to complete enrollment of the SER-287 Phase 2b ECO-RESET study in mid-2020 and report top-line data in the third quarter of 2020.

There are approximately 700,000 UC patients in the United States and fewer than one third of patients on current therapies achieve remission. Approved treatments are often inadequate to control disease activity and are often associated with significant side effects, including immunosuppression. We believe that SER-287 may address underlying drivers of inflammation in UC and, based on the favorable tolerability profile observed in our clinical trials of SER-287, has the potential to be developed as both a foundational monotherapy, as well as a combination therapy with other UC drugs. SER-287 has been granted Fast Track Designation by the FDA for the induction and maintenance of clinical remission in adult subjects with active mild-to-moderate UC.

We believe that our continued development of SER-287 is supported by our Phase 1b clinical study of SER-287 in patients with mild-to-moderate UC in which we observed a beneficial impact on clinical remission and endoscopic improvement and various markers of SER-287 biological activity, including microbiome engraftment, detection of metabolomic markers, and biopsy transcriptional signals correlating with the clinical trial results. Of the 11 patients treated with SER-287 who achieved clinical remission in the Phase 1b clinical study, preliminary data showed that no patients experienced a disease flare in the 26 weeks following the end of treatment, which we believe is suggestive of a possible longer-term treatment effect.  Additionally, there was no imbalance of adverse events between the treatment arm and placebo, the most common being gastrointestinal related, and no serious adverse events observed in the Phase 1b clinical study.

SER-109

SER-109 is an oral, donor-derived microbiome therapeutic candidate designed to restore the depleted, or dysbiotic, gastrointestinal microbiome of patients with recurrent CDI. SER-109 has been granted Breakthrough Therapy Designation and Orphan Drug Designation for the treatment of recurrent CDI.

We have been enrolling a 320 patient, placebo-controlled SER-109 Phase 3 study, ECOSPOR III, in patients with recurrent CDI.  All patients entering ECOSPOR III have tested positive for C. difficile toxin. This inclusion criterion was implemented to ensure enrollment of only patients with active CDI. The original 320 patient trial was designed to evaluate SER-109 efficacy and develop a comprehensive safety database, in order to potentially serve as a single study supporting registration. Consistent with our recent actions to drive toward obtaining validating near-term clinical data, a revised ECOSPOR III study design has been implemented reducing the size of the study to 188 patients.  The size and powering calculations of the modified study are informed by prior SER-109 study results, published CDI trial data utilizing toxin testing, and preliminary blinded and open label CDI recurrence rate data from the ongoing ECOSPOR III study.

In previous communications with the FDA regarding a potential reduction in ECOSPOR III study size, the agency indicated that if the statistical significance of the outcome of the study is insufficient for product registration, we may be required to obtain additional confirmatory evidence of efficacy, such as a second Phase 3 study.  Reducing the study size may also require additional patient exposure to further establish safety.  We believe ECOSPOR III is optimally designed to provide statistically rigorous efficacy data by the beginning of 2020.

As of April 30, 2019, we had enrolled 135 patients in ECOSPOR III. Following this reduction, we expect to complete enrollment of ECOSPOR III by the end of 2019 and report top-line data in early 2020.

SER-401

SER-401 is an oral microbiome therapeutic candidate comprising a bacterial signature similar to that observed in checkpoint inhibitor immunotherapy responders. In March 2019, the first patient was dosed in the Phase 1b clinical study with MD Anderson Cancer Center, or MD Anderson, The Parker Institute for Cancer Immunotherapy, or PICI, to evaluate SER-401’s potential to augment the response of anti-PD-1 checkpoint inhibitor therapy. The study is designed to enroll 30 patients with metastatic melanoma who are being treated with nivolumab, an anti-PD-1 therapy. Patients are randomized at a 2-to-1 ratio to either SER-401 or placebo. The study’s primary endpoints are to evaluate safety and tolerability. Its secondary endpoints are to evaluate the correlation of microbiome biomarkers of response to various clinical and immunological outcome measures. We expect preliminary results in 2020.

SER-301

We are also advancing our next generation, rationally-designed, fermented microbiome drug discovery capabilities, focusing on advancing SER-301, a preclinical-stage therapeutic candidate for UC. We expect to submit an Investigational New Drug Application with the FDA and initiate clinical development of SER-301 in early 2020. In connection with the initiation of clinical development, we are entitled to receive a $10.0 million milestone payment under our collaboration with Nestec Ltd.

While we plan to focus our investment on our highest priority clinical programs in the near-term, our expenses may increase substantially in connection with our ongoing and planned activities, particularly as we:

•	continue the clinical development of SER-287 in our Phase 2b clinical trial for the treatment of UC;
•	continue the clinical development of SER-109 in our Phase 3 clinical study for the prevention of recurrent CDI;
•	continue the clinical development of SER-401in our Phase 1b clinical trial for use with checkpoint inhibitors in patients with metastatic melanoma;
•	conduct research and continue pre-clinical development of SER-301 for the treatment of UC;
•	make strategic investments in manufacturing capabilities;
•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	perform our obligations under the license and collaboration agreement with NHS;
•	seek to obtain regulatory approvals for our product candidates; and
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company.

As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.  If we are unable to raise sufficient capital to fund our current operating plans in the next 12 months, we may need to further reduce our expenditures, potentially requiring us, among other things, to delay, scale back, or eliminate some or all of our planned clinical trials and other research and development programs.

Intellectual Property

Patent Portfolio

        We have an extensive patent portfolio directed to rationally designed ecologies of spores and microbes. The portfolio includes both company-owned patents and applications, and those that we have rights to as Licensee. For example, our portfolio includes an option to license foundational intellectual property related to the use of bacteria in combination with checkpoint inhibitors from MD Anderson. The patents and applications included in our portfolio cover both composition of matter and methods (e.g., method of treating). Our intellectual property rights related to SER-109 (C. difficile) and SER-287 (ulcerative colitis) extend through 2033. We plan on continuing to broaden our patent portfolio. Currently, we have 18 active patent application families, which includes 10 nationalized applications and 3 pending US provisional applications. To date, we have obtained 12 issued U.S. patents.

Regulatory Exclusivity

        If we obtain marketing approval for any of our product candidates, we expect to receive marketing exclusivity against biosimilar products. For a new biological composition approved by FDA, a 12-year period of exclusivity in the US may be obtained. In Europe, EMA awards 10 years of exclusivity for new molecular entities.

Financial Operations Overview

Revenue

To date we have not generated any revenues from the sale of products.  Our revenues from collaborations have been derived primarily from our Collaboration and License Agreement with NHS, or the License Agreement. See “–Liquidity and Capital Resources.”

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

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors and our clinical investigative sites. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses. All costs associated with the License Agreement and the Research Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

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

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Microbiome therapeutics platform	$15,899	$15,084
SER-109	2,649	6,144
SER-262	86	842
SER-287	4,253	1,390
Total research and development expenses	$22,887	$23,460

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we advance the clinical development of SER-287, conduct our ECOSPOR III Phase 3 clinical study of SER-109, continue to discover and develop additional product candidates, including SER-401 and SER-301 and pursue later stages of clinical development of our product candidates. See, however, “—Liquidity and Capital Resources” below for a discussion of our plans to potentially reduce our spending in the event we are unable to raise sufficient capital to fund our current operating plans in the next 12 months.

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

Our general and administrative expenses may increase in the future if we increase our headcount to support the potential growth in our research and development activities and the potential commercialization of our product candidates. We also may continue to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing rules and the requirements of the Securities and Exchange Commission, or the SEC, director and officer insurance costs and investor and public relations costs.

Restructuring

In February 2019, we implemented corporate changes to focus our resources on advancing our clinical-stage therapeutic candidates. As a result, we now intend to concentrate on completing our recently-initiated SER-287 Phase 2b study in mild-to-moderate UC, obtaining results from the ongoing SER-109 Phase 3 study for recurrent CDI, advancing the SER-401 Phase 1b study in collaboration with the Parker Institute for Cancer Immunotherapy and MD Anderson Cancer Center to evaluate augmenting checkpoint inhibitor response in patients with metastatic melanoma, and advancing SER-301 into clinical development. In connection with the prioritization of these therapeutics candidates, we made changes to our management team and reduced headcount by approximately 30 percent.

Other Income (Expense), Net

Interest Income (Expense), Net

Interest income consists of interest earned on our cash and cash equivalents.

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in the three months ended March 31, 2019 or 2018.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 6, 2019, or the Annual Report, are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the three months ended March 31, 2019 except for the adoption of the new leasing standard discussed in Note 9 to our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$6,615	$3,766	$2,849
Grant revenue	446	205	241
Revenue	260	—	260
Total revenue	7,321	3,971	3,350
Operating expenses:
Research and development	22,887	23,460	(573)
General and administrative	7,495	8,777	(1,282)
Restructuring expense	1,492	-	1,492
Total operating expenses	31,874	32,237	(363)
Loss from operations	(24,553)	(28,266)	3,713
Other income (expense):
Interest income (expense), net	220	347	(127)
Total other income (expense), net	220	347	(127)
Net loss	$(24,333)	$(27,919)	$3,586

Revenue

Total revenue was $7.3 million and $4.0 million for the three months ended March 31, 2019 and 2018, respectively. The revenue for both periods principally relates to the recognition of amounts received under the License Agreement with NHS.  The increase is mainly due to increases in the transaction price under the License Agreement.  Revenue for the three months ended March 31, 2019 relates to revenue recognized in connection with the Research Agreement with AstraZeneca.

Research and Development Expenses

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Microbiome therapeutics platform	$15,899	$15,084	$815
SER-109	2,649	6,144	(3,495)
SER-262	86	842	(756)
SER-287	4,253	1,390	2,863
Total research and development expenses	$22,887	$23,460	$(573)

Research and development expenses were $22.9 million for the three months ended March 31, 2019, compared to $23.5 million for the three months ended March 31, 2018. The decrease of $0.6 million was due primarily to the following:

•

an increase of $0.8 million in research expenses related to our microbiome therapeutics platform, due primarily to an increase in facility related expenses of $1.0 million, depreciation expense of $0.1 million, lab supplies of $0.1 million and IT related expenses of $0.1 million; the increases were partially offset by a decrease in employee and consulting related expenses of $0.5 million;

•

a decrease of $3.5 million in expenses related to our SER-109 program due primarily to a decrease in clinical trial consulting expenses of $2.5 million, a decrease in contract manufacturing costs of $0.6 million and a decrease in lab consumables of $0.3 million;

•	a decrease of $0.8 million in expenses for our SER-262 program due primarily to a decrease in clinical trial consulting expenses; and
•

an increase of $2.9 million in expenses for our SER-287 program due primarily to an increase in clinical trial consulting expenses of $2.2 million and an increase in contract manufacturing of $1.1 million; these increases were partially offset by a decrease in sequencing costs of $0.2 million and a decrease in lab consumables of $0.2 million.

General and Administrative Expenses

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Personnel related (including stock-based compensation)	$3,088	$4,627	$(1,539)
Professional fees	2,691	1,776	915
Facility-related and other	1,716	2,374	(658)
Total general and administrative expenses	$7,495	$8,777	$(1,282)

General and administrative expenses were $7.5 million for the three months ended March 31, 2019, compared to $8.8 million for the three months ended March 31, 2018. The decrease of $1.3 million was primarily due to the following:

•	a decrease in personnel related costs of $1.5 million primarily related to stock compensation expense;
•	an increase in professional fees of $0.9 million due an increase in legal fees of $0.5 million and increase in consulting costs $0.4 million; and
•	a decrease in facility-related and other costs of $0.7 million primarily due to a decrease in IT-related expenses.

Restructuring

During the three months ended March 31, 2019 we recorded charges of $1.5 million related to severance and other termination benefits. Of that amount, we paid $0.6 million during the first quarter of 2019 and expect to pay approximately $0.9 million in the remaining nine months of 2019.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2019 and 2018 was $0.2 million and $0.3 million, respectively, and is primarily due to interest income from investing activities.

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

As of March 31, 2019, we had cash and cash equivalents totaling $53.6 million and an accumulated deficit of $413.7 million.  Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents as of March 31, 2019, will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2019. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. These factors raise substantial doubt about our ability to continue as a going concern.

As discussed in Note 1 to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. This evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued or potential contingent milestone payments under our collaboration agreements that we have not earned. As such, we have determined that our cash runway of less than 12 months along with our accumulated deficit, history of losses, and future expected losses raise substantial doubt about our ability to continue as a going concern within one year of the issuance date of the unaudited condensed consolidated financial statements included in this Quarterly Report. While we have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, and, depending on the availability and level of additional financings, potentially new collaborations and reducing cash expenditures, there is no guarantee that we will be successful in these mitigation efforts. Lack of necessary funds may require us, among other things, to delay, scale back, or eliminate some or all of our planned clinical trials.

Collaboration Agreements

Agreement with NHS

In January 2016, we entered into the License Agreement with NHS, for the development and commercialization of certain of our product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. In exchange for the license, NHS agreed to pay us an upfront cash payment of $120.0 million, which we received in February 2016. NHS has also agreed to pay us tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of certain products based on our microbiome technology that are being developed for the treatment of CDI and IBD, including SER-109, SER-262, SER-287 and SER-301, or collectively, the NHS Collaboration Products in markets outside of the United States and Canada, or the Licensed Territory. We have retained full commercial rights to the NHS Collaboration Products with respect to the United States and Canada, where we plan to build our own commercial organization. We are eligible to receive up to $285.0 million in development milestone payments, $375.0 million in regulatory payments and up to an aggregate of $1.1 billion for the achievement of certain commercial milestones related to the sales of NHS Collaboration Products. The full potential value of the up-front payment and milestone payments payable by NHS is over $1.9 billion, assuming all products receive regulatory approval and are successfully commercialized. In September 2016, we received a $10.0 million milestone payment associated with the initiation of the Phase 1b clinical study for SER-262 in CDI. In June 2017, we initiated a Phase 3 clinical study of SER-109 (ECOSPOR III) in patients with multiply recurrent CDI. In July 2017, we recorded revenue of $20.0 million based on the achievement of this milestone under the License Agreement. In November 2018, we executed a letter agreement with NHS, or the Letter Agreement, modifying certain terms of the License Agreement. Under the Letter Agreement, NHS agreed to pay us the $20.0 million Phase 3 milestone payment upon commencement of the Phase 2b study for SER-287. In December 2018, we received $40.0 million in milestone payments in connection with the commencement of the Phase 2b study for SER-287.

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

Agreement with AstraZeneca

In March 2019, we entered into the Research Agreement with AstraZeneca. Pursuant to the Research Agreement, we and AstraZeneca agreed to conduct certain pre-clinical and development activities and may conduct certain clinical research with the goal of advancing the mechanistic understanding of the microbiome in augmenting the efficacy of cancer immunotherapy, including potential synergy with AstraZeneca compounds in accordance with a mutually agreed research plan. Pursuant to the Research Agreement, we agreed not to conduct research or development of any microbiome products specifically designed by us during the term of the Research Agreement for the treatment of cancer with or on behalf of any third party without the prior approval of the joint steering committee for the Research Agreement until at least three years after the effective date of the Research Agreement.

AstraZeneca has agreed to bear all costs of conducting its activities under the research plan and to reimburse us for certain costs incurred under the research plan. Additionally, AstraZeneca has agreed to pay to us a total of $20.0 million in three equal installments, the first of which we received in April 2019, and the second and third of which become due in January 2020 and January 2021, respectively. Such payments are payable even if the Research Agreement is terminated in accordance with its terms, unless the Research Agreement is terminated by AstraZeneca for our uncured material breach.

We also granted AstraZeneca an exclusive option to negotiate exclusive license rights to certain of our technologies and assets. If AstraZeneca exercises this option, we have agreed to enter into good faith negotiations with them for terms and conditions of such license agreement for a specified time period.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash (used in) operating activities	$(32,393)	$(26,763)
Cash provided by (used in) investing activities	(306)	38,034
Cash provided by (used in) financing activities	480	(165)
Net decrease in cash, cash equivalents and restricted cash	$(32,219)	$11,106

Operating Activities

During the three months ended March 31, 2019, operating activities used $32.4 million of cash, primarily due to a net loss of $24.3 million and cash used from changes in our operating assets and liabilities of $12.7 million, partially offset by non-cash charges of $4.6 million.  Net cash used for changes in our operating assets and liabilities during the three months ended March 31, 2019 consisted of an increase in accounts receivable of $6.7 million, an increase in prepaid expenses and other current assets of $0.6 million, a decrease in deferred revenue of $0.2 million, a decrease in accounts payable of $2.5 million, a decrease in operating lease liabilities of $1.0 million, and a decrease in accrued expenses and other current liabilities of $1.7 million. The increase in accounts receivable was due to the upfront payment to be received from AstraZeneca. The decrease in accounts payable and accrued expenses and other current liabilities was due to timing of payments. The decrease in operating lease liabilities was due to amortization of operating leases.

During the three months ended March 31, 2018, operating activities used $26.8 million of cash, primarily due to a net loss of $27.9 million and cash used from changes in our operating assets and liabilities of $5.0 million, partially offset by non-cash charges of $6.1 million.  Net cash used for changes in our operating assets and liabilities during the three months ended March 31, 2018 consisted of a decrease in accrued expenses and other current liabilities of $0.8 million, a decrease in accounts payable of $1.4 million, a decrease in deferred revenue of $3.6 million, and an increase in prepaid expenses and other current assets of $0.8 million. The decreases in accrued expenses and other current liabilities and accounts payable were due to the timing of payments. The decrease in deferred revenue was due to the recognition of $3.7 million in collaboration revenue during the three months ended March 31, 2018.

Investing Activities

During the three months ended March 31, 2019, net cash used in investing activities was $0.3 million, consisting of purchases of property and equipment.

During the three months ended March 31, 2018, net cash provided by investing activities was $38.0 million, consisting of sales and maturities of investments of $44.3 million. The increase was partially offset by purchases of investments of $5.3 million and purchases of property and equipment of $1.0 million.

Financing Activities

During the three months ended March 31, 2019, net cash provided by financing activities was $0.5 million in connection with the exercise of options to purchase our common stock.

During the three months ended March 31, 2018, net cash used in financing activities was $0.2 million in connection with payments for employee tax obligations relating to vesting of restricted stock units, partially offset by the exercise of options to purchase our common stock.

Funding Requirements

Our expenses may increase substantially in connection with our ongoing clinical development activities and our research and development activities. In addition, we expect to continue to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	continue the clinical development of SER-287 in our Phase 2b clinical trial for the treatment of UC;
•	continue the clinical development of SER-109 in our Phase 3 clinical study for the prevention of recurrent CDI;
•	continue the clinical development of SER-401 in our Phase 1b clinical trial for use with checkpoint inhibitors in patients with metastatic melanoma;
•	conduct research and continue preclinical development of SER-301 for the treatment of UC;
•	make strategic investments in manufacturing capabilities;
•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	perform our obligations under the Collaboration Agreement with NHS;
•	seek to obtain regulatory approvals for our product candidates; and
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

Because of the numerous risks and uncertainties associated with the development of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•	the progress and results of our clinical studies and pre-clinical development;
•	the cost of manufacturing clinical supplies of our product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates and research activities;
•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	the effect of competing technological and market developments; and
•	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.

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

If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, in addition to our existing collaboration agreements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development programs or any future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments was included in our Annual Report. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. As of March 31, 2019, our cash and cash equivalents consisted of cash and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $98.9 million for the year ended December 31, 2018, and $24.3 million for the three months ended March 31, 2019. As of March 31, 2019, we had an accumulated deficit of $413.7 million. To date, we have financed our operations through the initial public offering of our common stock, private placements of our preferred stock, milestone payments under the licensing agreement with Nestec, Ltd., or NHS, and loan financing. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We have not completed development of any of our product candidates, which we call Ecobiotic microbiome therapeutics, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future.  We anticipate that our expenses may increase substantially as we:

•	continue the clinical development of SER-287 in our Phase 2b clinical trial for the treatment of UC and potential other studies of IBD;
•	continue the clinical development of SER-109 in our Phase 3 clinical study for the prevention of recurrent CDI;
•	continue the clinical development of SER-401 in our Phase 1b clinical trial for use with checkpoint inhibitors in patients with metastatic melanoma;
•	conduct research and continue preclinical development of additional Ecobiotic microbiome therapeutic candidates, including SER-301 for the treatment of UC;
•	make strategic investments in manufacturing capabilities;
•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;
•	scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	perform our obligations under the collaboration agreement with NHS;
•	seek to obtain regulatory approvals for our product candidates; and
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

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

Our expenses may increase in connection with our ongoing activities, particularly as we continue the clinical development of SER-287, including conducting the Phase 2b clinical study, continue the clinical development of SER-109, including conducting the Phase 3 clinical study, initiate clinical studies of SER-401, and continue to research, develop and initiate clinical trials of SER-301 and our other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We do not expect that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements for a one-year period from the issuance of these condensed consolidated financial statements. This estimate excludes net cash flows from future business development activities. In addition, the specifics of existing and future clinical trial activities could impact capital requirements and cash projections. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the progress and results of our clinical studies;
•	the cost of manufacturing clinical supplies for our product candidates;
•	the scope, progress, results and costs of pre-clinical development, laboratory testing and clinical trials for our other product candidates, including SER-301;
•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	the effect of competing technological and market developments; and
•	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.

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

Since our inception in October 2010, we have devoted substantially all of our resources to developing our clinical and preclinical program, building our intellectual property portfolio, developing our supply chain, planning our business, raising capital and providing general and administrative support for these operations. We have completed our Phase 1b and a Phase 2 clinical study of SER-109 and have reported top-line data in our Phase 1b studies of SER-287 and SER-262. We have not yet demonstrated our ability to successfully complete any Phase 3 clinical study or other pivotal clinical trials, obtain regulatory approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

In addition, we cannot be certain as to what type and how many clinical trials the FDA, or other regulators, will require us to conduct before we may successfully gain approval to market any of our other product candidates. Prior to approving a new therapeutic product, the FDA generally requires that safety and efficacy be demonstrated in two adequate and well-controlled clinical trials. In some situations, evidence from a Phase 2 trial and a Phase 3 trial or from a single Phase 3 trial can be sufficient for FDA approval, such as in cases where the trial or trials provide highly reliable and statistically strong evidence of an important clinical benefit. For example, based on feedback from the FDA, the smaller study design of our Phase 3 clinical trial for SER-109 could require additional confirmatory evidence of efficacy, such as a second Phase 3 clinical trial.

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

In June 2017, we initiated a Phase 3 clinical study of SER-109 (ECOSPOR III) in patients with multiple recurrent CDI. Additional clinical trials or changes in our development plans could cause us to incur significant development costs, delay or prevent the commercialization of SER-109 or otherwise adversely affect our business.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. We are developing SER-109, to reduce recurrence of CDI in patients suffering from recurrent CDI. There is a limited number of patients from which to draw for clinical studies.

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

Our inability to enroll a sufficient number of patients for our clinical trials or a delayed rate of enrollment would result in significant delays and could require us to abandon one or more clinical trials altogether.  We continue to enroll the SER-109 Phase 3 study for patients with recurrent CDI despite the widespread use of unapproved, FMT to treat CDI. As interference from this uncontrolled procedure has impacted the enrollment rate of our placebo-controlled clinical trial, we are evaluating modification of the study design with the goal of expediting clinical results. Enrollment delays in our clinical trials would result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

The reduction in trial size of our ongoing Phase 3 trial of SER- 109 may make it make it necessary to conduct an additional clinical trial of SER-109 to generate sufficient safety and efficacy data to allow us to gain approval of SER-109.

The FDA has previously indicated that an ESCOPOR III trial could be sufficient to allow us to file a BLA for SER-109 if the trial demonstrated a sufficient level of statistical significance. The decrease of the statistical power of the trial resulting from the reduction in the size of the trial from 320 patients to 188 patients may reduce the likelihood that the trial demonstrates the heightened level of statistical significance required by the FDA. The FDA has also indicated that the smaller study could require additional confirmatory evidence of efficacy for approval, which may include conducting a second Phase 3 study prior to seeking approval of SER-109. Moreover, as a result of the smaller study we may also be required to treat additional patients with SER-109 in order to generate a sufficient safety database to allow us to seek approval of SER-109. The need to conduct additional clinical trials of SER 109 and any delay in gaining regulatory approval of SER-109 would increase our development costs and could cause the value of our company to decline and limit our ability to obtain additional financing.

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

Furthermore, our product candidates may not receive marketing approval even if they achieve their specified endpoints in clinical trials. Clinical data is often susceptible to varying interpretations and many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain regulatory agency approval for their products. The FDA or foreign regulatory authorities may disagree with our trial design and our interpretation of data from nonclinical and clinical studies, or they may require additional confirmatory or safety evidence beyond our existing clinical studies. Upon the FDA’s review of data from any pivotal trial, it may request that the sponsor conduct additional analyses of the data or gather more data and, if it believes the data are not satisfactory, could advise the sponsor to delay filing a marketing application.

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

We may seek Fast Track designation for some of our product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address unmet medical needs for this condition, the drug or biologic sponsor may apply for FDA Fast Track designation. SER-287 received Fast Track designation from the FDA for the induction and maintenance of clinical remission in adults with mild-to-moderate UC. Fast Track designation provides increased opportunities for sponsor meetings with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed. The FDA has broad discretion whether or not to grant this designation, and even if we believe another particular product candidate is eligible for this designation, we cannot be certain that the FDA would decide to grant it. Even with Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Fast Track designation does not assure ultimate approval by the FDA. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

We have no experience manufacturing our product candidates at commercial scale, and we cannot assure you that we can manufacture our product candidates in compliance with regulations at a cost or in quantities necessary to make them commercially viable.

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

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current CDI treatment involves the use of antibiotics that are well established in the medical community or the use of FMT, and physicians may continue to rely on these treatments and our competitors and physicians may continue to seek to standardize and implement this procedure.  If our product candidates receive approval but do not achieve an adequate level of acceptance, we may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our approved product candidates, if any, will depend on a number of factors, including:

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of our approved products. The FDA closely regulates the post-approval marketing and promotion of drugs and biologics to ensure they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we market our products outside of their approved indications, we may be subject to enforcement action for off-label marketing or promotions. Violations of the FDA’s restrictions relating to the promotion of prescription drugs may also lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

The FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We also cannot predict the likelihood, nature, or extent of adverse government regulation that may arise from pending or future legislation or administrative action, either in the United States or abroad.  For example, certain policies of the current Presidential administration may impact our business and industry.  Namely, the current Presidential administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval or marketing applications.  It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority.  If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.  If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

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

•

the federal Physician Payment Sunshine Act requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians, certain other healthcare professionals and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; manufacturers are required to submit reports to the government by the 90th day of each calendar year;

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

We currently have, and may have in the future, certain funding arrangements, such as our grant from CARB-X to support certain work for SER-155.  Such funding arrangements impose various obligations on us, including reporting obligations, and may subject certain of our intellectual property, such as intellectual property made using the applicable funding, to the rights of the U.S. government under the Bayh-Dole Act.  In addition, under our CARB-X grant, we may be required in the future to grant a private sector charitable organization a license to certain of our intellectual property related to the subject matter of the CARB-X grant if, after a certain period of time, we are not developing and have not licensed a third party to develop the applicable technology for certain indications in a given country, and the organization wishes to do so.  Any failure to comply with our obligations under a funding arrangement may have an adverse effect on our rights under the applicable agreement or our rights in the applicable intellectual property.  Compliance with our obligations or the exercise by the government or other funder of its rights, may limit certain opportunities or otherwise have an adverse effect on our business.

Our patent portfolio currently includes 18 active patent application families. Of these, 10 applications have been nationalized and 3 are pending at the provisional stage. While we have obtained 12 issued U.S. patents to date, we cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents or our current patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, we are pursuing claims to therapeutic, binary compositions of certain bacterial populations. Any claims that may issue may provide coverage for such binary compositions and/or their use. However, such claims would not prevent a third party from commercializing alternative compositions that do not include both of the bacterial populations claimed in pending applications, potential applications or patents that have or may issue. There can be no assurance that any such alternative composition will not be equally effective. Further, given that our SER-109 product candidate is a complex composition with some variation from lot-to-lot and that, likewise, third-party compositions may have similar complexity and variability, it is possible that a patent claim may provide coverage for some but not all lots of a product candidate or third-party product. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.

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

We are aware of numerous patents and pending applications owned by third parties in the fields in which we are developing product candidates, both in the United States and elsewhere. However, we may have failed to identify relevant third-party patents or applications. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Moreover, it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our product candidates and technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology. In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of a current or future product candidate, or we may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use of our products. We are aware of several pending patent applications containing one or more claims that could be construed to cover some of our product candidates or technology, should those claims issue in their original form or in the form presently being pursued. In addition, we are aware of third-party patent families that include issued and allowed patents, including in the United States, including claims that, if valid and enforceable, could be construed to cover some of our product candidates or their methods of use. On April 25, 2017, we filed a notice of opposition in the European Patent Office challenging the validity of a patent issued to The University of Tokyo and requesting that it be revoked in its entirety for the reasons set forth in our opposition.  The oral proceedings were held at the European Patent Office on February 18, 2019 and the Opposition Division required The University of Tokyo to narrow the scope of the claims of the patent.  We expect The University of Tokyo to appeal.

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

On February 7, 2019, following a strategic business review, we announced our new strategy to focus our resources on advancing our highest-priority, clinical-stage microbiome therapeutic candidates. As a result, we plan to concentrate on completing the SER-287 Phase 2b study in mild-to-moderate UC, obtaining results from the ongoing SER-109 Phase 3 study for recurrent CDI, advancing the SER-401 Phase 1b study, in collaboration with the Parker Institute for Cancer Immunotherapy and MD Anderson Cancer Center, to evaluate augmenting checkpoint inhibitor response in patients with metastatic melanoma and advancing SER-301 into clinical development. The success of this strategic shift will depend on our ability to successfully advance our therapeutic candidates, complete our ongoing studies, retain senior management or other highly qualified personnel, prioritize competing projects and efforts and obtain sufficient resources, including additional capital. Accordingly, there are no assurances our change in strategic focus will be successful, which may have an adverse effect on our results of operations and financial condition.

Also, on February 7, 2019, we announced the restructuring of our executive team and a reduction in our workforce by approximately 30 percent. The positions eliminated are primarily related to research, manufacturing, and general and administrative services. Following the reduction in workforce, we expect to have approximately 100 full-time employees, and we believe we will be appropriately resourced to continue executing on our current strategy. However, our workforce may not be sufficient to fully execute our strategic shift, and we may not be able to effectively retain the management or personnel needed to fully implement our strategy. Our restructuring and reduction in workforce activities may also result in unexpected risks or costs, such as employee claims and contractual disputes, and the risk that the actual financial and other impacts of the reductions could vary materially from the outcomes anticipated, which may have a material adverse effect on our results of operations or financial condition.

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

Our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 78% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 18.3 million shares of our common stock, as of April 24, 2019 have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15

3.2	Amended and Restated Bylaws	8-K	001-37465	3.2	7/1/15

4.1	Amended and Restated Investors’ Rights Agreement, dated December 19, 2014, by and between the Registrant and each of the investors listed on Schedule A thereto	S-1	333-204484	4.1	5/27/15

10.1^	Research Collaboration and Option Agreement, dated March 11, 2019, by and between the Registrant and MedImmune, LLC					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Principal Financial and Accounting Officer					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
^

Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K, Item 601(b)(10). Such omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed. Additionally, schedules and attachments to this exhibit have been omitted pursuant to Regulation S-K, Items 601(a)(5).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERES THERAPEUTICS, INC.

Date: May 2, 2019	By:	/s/ Marcus Chapman
Marcus Chapman
Vice President, Finance and Principal Financial and Accounting Officer