Form 10-Q
period 2019-06-30
Seres Therapeutics, Inc.
filed 2019-08-06
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, the registrant had 69,913,410 shares of common stock, $0.001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward looking statements are subject to numerous risks, including, without limitation, the following:

•	our status as a clinical-stage company and our expectation to incur losses in the future;
•	our future capital needs and our need to raise additional funds;
•	our ability to build a pipeline of product candidates and develop and commercialize drugs;
•	our unproven approach to therapeutic intervention;
•	our ability to enroll patients in clinical trials, timely and successfully complete those trials and receive necessary regulatory approvals;
•	the timing of completion of enrollment and availability of data from our ongoing clinical trials;
•	the expected timing of filings with regulatory authorities related to our product candidates;
•	the effect that the reduction in trial size for our ECOSPOR III trial will have on the results of the trial;
•	our ability to maintain our manufacturing facilities and to receive or manufacture sufficient quantities of our product candidates;
•	our ability to protect and enforce our intellectual property rights;
•	federal, state, and foreign regulatory requirements, including U.S. Food and Drug Administration regulation of our product candidates;
•	our ability to obtain and retain key executives and attract and retain qualified personnel; and
•	our ability to successfully manage our growth.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$102,230	$85,820
Prepaid expenses and other current assets	5,160	6,845
Accounts receivable	1,604	—
Total current assets	108,994	92,665
Property and equipment, net	22,945	26,294
Operating lease assets	12,640	—
Restricted investments	1,400	1,400
Restricted cash	114	113
Total assets	$146,093	$120,472
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,764	$6,415
Accrued expenses and other current liabilities	10,589	15,207
Operating lease liabilities	4,449	—
Deferred revenue - related party	20,582	20,419
Deferred revenue	2,689	—
Total current liabilities	43,073	42,041
Operating lease liabilities, net of current portion	17,969	—
Lease incentive obligation, net of current portion	—	6,776
Deferred rent	—	2,216
Deferred revenue, net of current portion - related party	99,608	116,840
Deferred revenue, net of current portion	2,752	—
Other long-term liabilities	659	644
Total liabilities	164,061	168,517
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2019 and December 31, 2018; no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2019 and December 31, 2018; 69,913,410 and 40,936,735 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	70	41
Additional paid-in capital	406,424	341,284
Accumulated deficit	(424,462)	(389,370)
Total stockholders’ deficit	(17,968)	(48,045)
Total liabilities and stockholders’ deficit	$146,093	$120,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Collaboration revenue - related party	$10,454	$4,271	$17,069	$8,037
Grant revenue	260	341	706	546
Revenue	1,817	—	2,077	—
Total revenue	12,531	4,612	19,852	8,583
Operating expenses:
Research and development expenses	17,905	24,053	40,792	47,513
General and administrative expenses	5,574	8,695	13,069	17,472
Restructuring expenses	—	—	1,492	—
Total operating expenses	23,479	32,748	55,353	64,985
Loss from operations	(10,948)	(28,136)	(35,501)	(56,402)
Other income (expense):
Interest income (expense), net	189	349	409	696
Total other income (expense), net	189	349	409	696
Net loss	$(10,759)	$(27,787)	$(35,092)	$(55,706)
Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.68)	$(0.81)	$(1.37)
Weighted average common shares outstanding, basic and diluted	45,140,830	40,661,464	43,095,686	40,645,040
Net loss	(10,759)	(27,787)	(35,092)	(55,706)
Other comprehensive income:
Unrealized gain on investments, net of tax of $0	$—	$77	$—	$117
Total other comprehensive income	—	77	—	117
Comprehensive loss	$(10,759)	$(27,710)	$(35,092)	$(55,589)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands, except share data)

	Common Stock		Additional		Accumulated Other	Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Equity (Deficit)
Balance at December 31, 2017	40,571,015	$40	$324,376	$(263,571)	$(146)	$60,699
Issuance of common stock upon exercise of stock options	48,053	—	32	—	—	32
Issuance of common stock upon vesting of RSUs, net of tax withholdings	51,500	—	—	—	—	—
Repurchase of common stock for employee tax withholdings	(17,900)	—	(197)	—	—	(197)
Stock-based compensation expense	—	—	4,236	—	—	4,236
Unrealized gain on investments	—	—	—	—	40	40
Adoption of new revenue standard (ASC 606)	—	—	—	(26,857)	—	(26,857)
Net loss	—	—	—	(27,919)	—	(27,919)
Balance at March 31, 2018	40,652,668	$40	$328,447	$(318,347)	$(106)	$10,034
Issuance of common stock upon exercise of stock options	92,013	—	64	—	—	64
Issuance of common stock upon vesting of RSUs, net of tax withholdings	10,000	—	27	—	—	27
Stock-based compensation expense	—	—	4,334	—	—	4,334
Unrealized gain on investments	—	—	—	—	77	77
Net loss	—	—	—	(27,787)	—	(27,787)
Balance at June 30, 2018	40,754,681	$40	$332,872	$(346,134)	$(29)	$(13,251)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance at December 31, 2018	40,936,735	$41	$341,284	$(389,370)	$(48,045)
Issuance of common stock upon exercise of stock options	38,125	—	120	—	120
Issuance of common stock upon vesting of RSUs, net of tax withholdings	73,500	—	153	—	153
Issuance of common stock under ESPP plan	46,472	—	207	—	207
Stock-based compensation expense	—	—	2,065	—	2,065
Net loss	—	—	—	(24,333)	(24,333)
Balance at March 31, 2019	41,094,832	$41	$343,829	$(413,703)	$(69,833)
Issuance of common stock from public offering, net of commissions, underwriting discounts and offering costs	28,818,578	29	60,498	—	60,527
Stock-based compensation expense	—	—	2,097	—	2,097
Net loss	—	—	—	(10,759)	(10,759)
Balance at June 30, 2019	69,913,410	$70	$406,424	$(424,462)	$(17,968)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(35,092)	$(55,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,162	8,570
Depreciation and amortization expense	3,927	3,895
Non-cash operating lease cost	1,097	—
Accretion of discount on investments	—	(132)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,685	(376)
Accounts receivable	(1,604)	-
Deferred revenue	(11,628)	(7,863)
Accounts payable	(1,645)	(1,537)
Operating lease liabilities	(2,079)	—
Accrued expenses and other current and long-term liabilities	(3,004)	712
Net cash (used in) operating activities	(44,181)	(52,437)
Cash flows from investing activities:
Purchases of property and equipment	(647)	(1,655)
Purchases of investments	—	(15,456)
Sales and maturities of investments	—	91,495
Net cash (used in) provided by investing activities	(647)	74,384
Cash flows from financing activities:
Proceeds from public offering of common stock, net of commissions, underwriting discounts and offering costs	60,759	—
Proceeds from exercise of stock options	120	96
Proceeds from issuance of common stock and restricted common stock	153	26
Payments of employee tax obligations related to vesting of restricted stock units	—	(197)
Issuance of common stock under ESPP plan	207	—
Net cash provided by (used in) financing activities	61,239	(75)
Net increase in cash and cash equivalents	16,411	21,872
Cash, cash equivalents and restricted cash at beginning of period	85,933	37,601
Cash, cash equivalents and restricted cash at end of period	$102,344	$59,473
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$88	$90
Issuance costs from public offering included in accounts payable and accrued expenses	$232	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(Unaudited)

1.	Nature of the Business and Basis of Presentation

Seres Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in October 2010 under the name Newco LS21, Inc. In October 2011, the Company changed its name to Seres Health, Inc., and in May 2015, the Company changed its name to Seres Therapeutics, Inc. The Company is a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to treat disease by restoring the function of a dysbiotic microbiome. The Company is developing SER-287 to treat ulcerative colitis (“UC”), a form of inflammatory bowel disease (“IBD”). SER-109, is designed to reduce recurrences of Clostridium difficile, or C. difficile infection (“CDI”), a debilitating infection of the colon, in patients who have received antibiotic therapy for recurrent CDI by treating the dysbiosis of the colonic microbiome, which, if approved by the U.S. Food and Drug Administration (“FDA”), could be a first-in-field oral microbiome drug.   In addition, using its microbiome therapeutics platform, the Company is developing product candidates to treat diseases where the microbiome is implicated, including SER-301, a rationally designed, fermented IBD candidate, and SER-401, a microbiome therapeutic candidate for use with checkpoint inhibitors in patients with metastatic melanoma. Supporting the Company’s research and development efforts are its deep capabilities related to microbiome therapeutic drug discovery, manufacturing, quality, and clinical development.  The Company believes that these capabilities provide it with important competitive advantages related to the advancement of this novel treatment modality.

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

In February 2019, the Company implemented corporate changes to focus its resources on advancing its clinical-stage therapeutic candidates. As a result, the Company now intends to concentrate on completing the SER-287 Phase 2b study in mild-to-moderate UC, obtaining results from the ongoing SER-109 Phase 3 study for recurrent CDI, advancing the SER-401 Phase 1b study, in collaboration with the Parker Institute for Cancer Immunotherapy and MD Anderson Cancer Center, to evaluate augmenting checkpoint inhibitor response in patients with metastatic melanoma, and advancing SER-301 into clinical development. In connection with the prioritization of these therapeutic candidates, the Company made changes to its management team and reduced headcount by approximately 30 percent.

On June 18, 2019, the Company completed an underwritten public offering, in which the Company sold 26,666,667 shares of its common stock at a price to the public of $2.25 per share. The aggregate net proceeds received by the Company from the offering were approximately $55,976, after deducting underwriting discounts and commissions and offering expenses payable by the Company. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 2,666,666 shares of common stock at the public offering price, less underwriting discounts and commissions. On June 21, 2019, the Company sold an additional 2,151,911 shares of its common stock at a price to the public of $2.25 per share. The aggregate net proceeds received by the Company were approximately $4,551, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The Company has experienced negative cash flows and had an accumulated deficit of $424,462 and $389,370 as of June 30, 2019 and December 31, 2018, respectively. For the six months ended June 30, 2019, the Company incurred a loss of $35,092 and used $44,181 of cash in operations.  The Company expects that its operating losses and negative cash flows will continue for the foreseeable future.  The Company expects that its cash and cash equivalents at June 30, 2019 of $102,230 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

The Company is eligible to receive contingent milestone payments under its license and collaboration agreement with Nestec Ltd. (“NHS”), an affiliate of Nestlé Health Science US Holdings, Inc. (“Nestlé Health Science”), a significant stockholder of the Company, if certain development milestones are achieved. However, these milestones are uncertain and there is no assurance that the Company will receive any of them.  Until such time, if ever, as the Company can generate substantial product revenue, the Company will finance its cash needs through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships, or marketing, distribution or licensing arrangements with third parties. The Company may not be able to obtain funding on acceptable terms, or at all. If the Company is unable to raise additional funds as and when needed, it would have a negative impact on the Company’s financial condition, which may require the Company to delay, reduce or eliminate certain research and development activities and reduce or eliminate discretionary operating expenses, which could constrain the Company’s ability to pursue its business strategies.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on March 6, 2019 (the “Annual Report”).

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The condensed consolidated balance sheet at December 31, 2018 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

2.	Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2019 except for the adoption of the new lease accounting standard discussed in Note 9, Leases.

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

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Six Months Ended June 30,
	2019	2018
Stock options to purchase common stock	8,628,459	7,481,478
Unvested restricted stock units	130,900	289,248
Shares issuable under ESPP	37,537	—
Total common stock equivalents	8,796,896	7,770,726

Leases

The Company evaluates arrangements at inception to determine if an arrangement is or contains a lease. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company uses an incremental borrowing rate that the Company would expect to incur for a fully collateralized loan over a similar term under similar economic conditions to determine the present value of the lease payments. The lease payments used to determine the Company’s operating lease assets may include lease incentives and stated rent increases and are recognized in the Company’s operating lease assets in the Company’s condensed consolidated balance sheets. Lease expense for operating lease payments is recognized on a straight-line basis over the term of the lease. Variable lease payments are recognized as the associated obligation is incurred.

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

	December 31, 2018	Impact of adoption of ASC 842	January 1, 2019
Operating lease assets	$—	$13,737	$13,737
Accrued expenses and other current liabilities	15,207	(1,768)	13,439
Operating lease liabilities	—	4,285	4,285
Lease incentive obligation, net of current portion	6,776	(6,776)	—
Deferred rent	2,216	(2,216)	—
Operating lease liabilities, net of current portion	—	20,212	20,212

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

As of June 30, 2019 and December 31, 2018, the Company’s cash equivalents consisted of money market funds of $20,393 and $39,982, respectively, with original maturities of less than 90 days from the date of purchase. The money market funds represent open-ended mutual funds with published daily net asset values at which investors can freely subscribe to or redeem from the funds and is classified as Level 1 in the fair value hierarchy. As of June 30, 2019 and December 31, 2018, the Company held a restricted investment of $1,400 and $1,400, respectively, which represent a certificate of deposit that is classified as Level 2 in the fair value hierarchy. There were no liabilities measured at fair value on a recurring basis as of June 30, 2019 or December 31, 2018.

The carrying values of the Company’s cash, other current assets, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these liabilities.

4.	Investments

As of June 30, 2019 and December 31, 2018 the Company had restricted investments of $1,400 which consisted of a certificate of deposit as a security deposit on its building lease at 200 Sidney Street, Cambridge, Massachusetts.  The Company’s restricted investments are carried at amortized cost, which approximates fair value.

5.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30, 2019	December 31, 2018
Laboratory equipment	$15,101	$14,695
Computer equipment	2,874	2,864
Furniture and office equipment	1,033	1,033
Leasehold improvements	27,977	27,977
Construction in progress	26	26
	47,011	46,595
Less: Accumulated depreciation and amortization	$(24,066)	$(20,301)
	$22,945	$26,294

Depreciation and amortization expense was $1,921, $3,927, $1,954, and $3,895 for the three and six months ended June 30, 2019 and 2018, respectively.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2019	December 31, 2018
Development and manufacturing costs	$5,626	$7,046
Payroll and payroll-related costs	3,516	5,020
Facility and other	1,447	3,141
	$10,589	$15,207

7.	Stockholders’ Deficit Common Stock

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2018	7,561,719	$12.26	$7.23	$4,958
Granted	2,305,350	5.95
Exercised	(38,125)	3.14
Forfeited	(1,200,485)	12.08
Outstanding as of June 30, 2019	8,628,459	$10.64	$7.23	$3,190
Options vested and expected to vest as of June 30, 2019	8,628,459	10.64	7.23	3,190
Options exercisable as of June 30, 2019	4,812,997	$12.50	5.82	$3,138

The weighted average grant-date fair value of stock options granted during the three and six months ended June 30, 2019 and 2018 was $2.38, $4.34, $6.89 and $5.82 per share, respectively.

During the six months ended June 30, 2019, the Company granted performance-based stock options to employees for the purchase of an aggregate of 1.1 million shares of common stock with a grant date fair value of $4.58 per share. These stock options are exercisable only upon achievement of specified performance targets. As of June 30, 2019, none of these options were exercisable because none of the specified performance targets had been achieved. Because achievement of the specified performance targets was not deemed probable as of June 30, 2019, the Company did not record any expense for these stock options from the dates of issuance through June 30, 2019.

Restricted Stock Units

The Company has granted restricted stock units with time-based vesting conditions.  The table below summarizes the Company’s restricted stock unit activity since December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2018	226,900	$9.64
Granted	—	—
Forfeited	(22,500)	8.77
Vested	(73,500)	9.98
Unvested restricted stock units as of June 30, 2019	130,900	$9.60

Stock-based Compensation Expense

The Company recorded stock-based compensation expense related to stock options, restricted stock units and the Company’s Employee Stock Purchase Plan (“ESPP”) in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development expenses	$1,093	$2,262	$2,541	$4,190
General and administrative expenses	1,004	2,072	1,621	4,380
	$2,097	$4,334	$4,162	$8,570

Employee Stock Purchase Plan

The ESPP provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company's common stock. The ESPP is qualified under Section 423 of the Internal Revenue Code. The employee's purchase price is derived from a formula based on the closing price of the common stock on the first day of the offering period versus the closing price on the date of purchase (or, if not a trading day, on the immediately preceding trading day).  The offering period under the ESPP has a duration of six months, and the purchase price with respect to each offering period beginning on or after such date is, until otherwise amended, equal to 85% of the lesser of (i) the fair market value of the Company's common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of the Company's common stock on the purchase date. The Company recorded an immaterial amount of stock-based compensation expense under the ESPP for the three and six months ended June 30, 2019.

The total number of available ESPP shares is increased annually, which began in 2016 and will end in 2025. The ESPP allows for share replenishment equal to the lesser of (i) 400,000 shares and (ii) 1% of the number of shares of the Company’s common stock outstanding on the last day of the preceding calendar year, or an amount determined by the board of directors. As of June 30, 2019, a total of 1.9 million shares were reserved and available for issuance under the ESPP.

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

At contract inception, the Company determined that the $120,000 non-refundable upfront amount constituted the entirety of the consideration to be included in the transaction price as the development, regulatory, and commercial milestones were fully constrained. During the year ended December 31, 2016, the Company received $10,000 from NHS in connection with the initiation of the Phase 1b study for SER-262 in CDI. During the year ended December 31, 2017, the Company received $20,000 from NHS in connection with the initiation of the Phase 3 study for SER-109. During the year ended December 31, 2018, the Company received $40,000 from NHS in connection with the initiation of the Phase 2b study for SER-287. The transaction price as of June 30, 2019 was approximately $190,000.

In April 2019, the Company, with the approval of the Seres/NHS Joint Steering Committee, as provided for in the License Agreement, modified the SER-109 clinical trial. As a result of this modification, the Company and NHS agreed, and informed the FDA, that the target study enrollment would be reduced from 320 subjects to 188 subjects. This modification to the SER-109 clinical trial constituted a contract modification under ASC 606. The Company accounted for the contract modification through a cumulative catch-up adjustment because the contract modification did not add any additional goods or services and the remaining goods and services are not distinct. The modification reduced the total estimated costs in the Company’s cost-to-cost model for the License Agreement and resulted in the Company recognizing $6,830 of collaboration revenue – related party in the three and six months ended June 30, 2019.

During the three and six months ended June 30, 2019 and 2018, using the cost-to-cost method, which best depicts the transfer of control to the customer, the Company recognized $10,454, $17,069, $4,271 and $8,037 of Collaboration revenue – related party, respectively.

As of June 30, 2019 and December 31, 2018, there was $120,190, and $137,259, respectively, of deferred revenue related to the unsatisfied portion of the performance obligation under the License Agreement. As of June 30, 2019, the deferred revenue is classified as current or non-current in the consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next 12 months, which is determined by the cost-to-cost method which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation.  All costs associated with the License Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

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

For the three and six months ended June 30, 2019, the Company recognized revenue of $1,817 and $2,077, respectively, based on the measured progress under the Research Agreement. The transaction price as of June 30, 2019 was approximately $33,900.

As of June 30, 2019, there was $5,441 of deferred revenue associated with the Research Agreement, with $2,689 presented as current and $2,752 as non-current in the condensed consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next 12 months. All costs associated with the Research Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

Contract Balances from Contracts with Customers

The following table presents changes in the Company’s contract assets and contract liabilities during the six months ended June 30, 2019 and 2018:

	Balance as of December 31, 2018	Additions	Deductions	Balance as of June 30, 2019
Six months ended June 30, 2019
Contract liabilities:
Deferred revenue - related party	137,259	—	(17,069)	120,190
Deferred revenue	—	7,518	(2,077)	5,441

	Balance as of January 1, 2018	Additions	Deductions	Balance as of June 30, 2018
Six months ended June 30, 2018
Contract liabilities:
Deferred revenue - related party	123,783	175	(8,037)	115,921

During the three and six months ended June 30, 2019 and 2018 the Company recognized the following revenues as a result of changes in the contract liabilities balances in the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	11,526	4,271	17,069	8,037

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

As of June 30, 2019
Assets:
Operating lease assets	$12,640

Liabilities:
Operating lease liabilities	$4,449
Operating lease liabilities, net of current portion	17,969
Total operating lease liabilities	$22,418

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statement of operations and comprehensive loss:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease costs	$1,154	$2,308
Short-term lease costs	569	1,217
Variable lease costs	860	1,586
Total lease costs	$2,583	$5,111

During the three and six months ended June 30, 2019, the Company recognized $1,154 and $2,308 of rental expense related to office, laboratory, and manufacturing space. During the three and six months ended June 30, 2019, the Company made cash payments of $1,648 and $3,290 for operating leases, respectively.

The minimum lease payments for the next five years and thereafter is expected to be as follows (in thousands):

As of June 30, 2019
2019 (remaining 6 months)	$3,304
2020	6,382
2021	6,461
2022	6,390
2023	5,158
2024 and thereafter	—
Total future minimum lease payments	$27,695
Less: interest	(5,277)
Present value of operating lease liabilities	$22,418

As of June 30, 2019, the weighted average remaining lease term was 4.33 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 11%.

ASC 840 Disclosures

The future minimum lease payments under the Company’s operating leases as of December 31, 2018, were as follows (in thousands):

As of December 31, 2018
2019	$6,342
2020	6,120
2021	6,221
2022	6,372
2023	5,158
2024 and thereafter	—
Total future minimum lease payments	$30,213

During the three and six months ended June 30, 2018, the Company recognized $1,107 and $2,206 of rental expense, respectively, related to office, laboratory, and manufacturing space.

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

During the six months ended June 30, 2019 the Company recorded charges of $1,492, related to severance and other termination benefits. No restructuring charges were recorded during the three months ended June 30, 2019. Of that amount, the Company paid $608 and $286 during the first and second quarter of 2019, respectively, and it expects to pay approximately $598 in the remainder of 2019.

The outstanding restructuring liabilities are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. As of June 30, 2019, the components of the liabilities were as follows:

Employee Severance and Other Benefits
Restructuring expenses	$1,492
Cash payments	$(894)
Liability included in accrued expenses and other current liabilities at June 30, 2019	$598

11.	Income Taxes

The Company did not provide for any income taxes for the three or six months ended June 30, 2019 and 2018.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of June 30, 2019 and December 31, 2018. Management reevaluates the positive and negative evidence at each reporting period.

As of June 30, 2019 and December 31, 2018, the Company had no accrued interest or tax penalties recorded. The Company files income tax returns in the United States and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2012. However, to the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent it is utilized in a future period. There are no currently ongoing or pending examinations in any jurisdictions.

12.	Commitments and Contingencies

Leases

Refer to Note 9, Leases, for discussion of the commitments associated with the Company’s lease portfolio.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2019 or December 31, 2018.

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

The Company did not accrue any liabilities related to legal contingencies in its condensed consolidated financial statements as of June 30, 2019 or December 31, 2018.

13.	Related Party Transactions

As described in Note 8, in January 2016 the Company entered into the License Agreement with NHS for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. NHS is a related party since NHS is an affiliate of Nestlé Health Science, one of the Company’s significant stockholders. During the three and six months ended June 30, 2019 and 2018, the Company recognized $10,454, $17,069, $4,271 and $8,037 of related party revenue associated with the License Agreement, respectively. As of June 30, 2019, there was $120,190 of deferred revenue related to the License Agreement, which is classified as current or non-current in the consolidated balance sheets. The Company has made no payments to NHS during the three and six months ended June 30, 2019 and 2018. There is no amount due from NHS as of June 30, 2019.

14.	Subsequent Events

In July 2019, the Company entered into a sublease agreement with a related party to sublease a portion of its office and laboratory space in Cambridge, Massachusetts.  The term of the sublease agreement commenced in July 2019 and ends on the last day of the 24th calendar month following commencement.  The annual rent for the subleased premises will be approximately $1,200 in the first year and $1,300 in the second year, which is greater than the annual rent owed by the Company to the landlord for the leased premises.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019, or the Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, such as statements regarding our plans, objectives, expectations, intentions and projections, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Overview

We are a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to treat disease by restoring the function of a dysbiotic microbiome. SER-287 is being developed to treat ulcerative colitis, or UC. SER-109, is designed to reduce recurrences of CDI, a debilitating infection of the colon, in patients who have received antibiotic therapy for recurrent CDI by treating the dysbiosis of the colonic microbiome and, if approved by the U.S. Food and Drug Administration, or FDA, could be a first-in-field oral microbiome drug. In addition, using our microbiome therapeutics platform, we are developing product candidates to treat diseases where the microbiome is implicated, including SER-301, a rationally designed, fermented inflammatory bowel disease, or IBD, candidate, and SER-401, a microbiome therapeutic candidate for use with checkpoint inhibitors in patients with metastatic melanoma.  Supporting our R&D efforts are our deep capabilities related to microbiome therapeutic drug discovery, manufacturing, quality, and clinical development.  We believe that these capabilities provide us with important competitive advantages related to the advancement of this novel treatment modality.

Since our inception in October 2010, we have devoted substantially all of our resources to developing our programs, building our intellectual property portfolio, developing our supply chain, business planning, raising capital and providing general and administrative support for these operations.

All of our product candidates other than SER-287, SER-109 and SER-401 are still in pre-clinical development or early stage discovery. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss was $35.1 million for the six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $424.5 million and cash and cash equivalents totaling $102.2 million.

In February 2019, we implemented corporate changes to focus our resources on advancing our clinical-stage therapeutic candidates. As a result, we now intend to concentrate on completing our SER-287 Phase 2b study in mild-to-moderate UC patients, obtaining results from our ongoing SER-109 Phase 3 study for the treatment of recurrent CDI, advancing our SER-401 Phase 1b study, in collaboration with the Parker Institute for Cancer Immunotherapy and MD Anderson Cancer Center, to evaluate augmenting checkpoint inhibitor response in patients with metastatic melanoma, and advancing SER-301 into clinical development. In connection with the prioritization of these therapeutic candidates, we made changes to our management team and reduced headcount by approximately 30 percent.

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

In June 2019, we completed an underwritten public offering, in which we sold 26,666,667 shares of our common stock at a price to the public of $2.25 per share. We received aggregate net proceeds from the offering of approximately $56.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us. In addition, we granted the underwriters a 30-day option to purchase up to an additional 2,666,666 shares of common stock at the public offering price, less underwriting discounts and commissions. In June 2019, we sold an additional 2,151,911 shares of our common stock at a price to the public of $2.25 per share. We received net proceeds of approximately $4.6 million, after deducting underwriting discounts and commissions and offering expenses payable by us. See “—Liquidity and Capital Resources.”

SER-287

SER-287 is an oral, donor-derived microbiome therapeutic candidate designed to normalize the gastrointestinal microbiome of individuals with UC. In December 2018, we commenced a three-arm placebo-controlled Phase 2b clinical trial to evaluate SER-287 in approximately 201 patients with mild-to-moderate UC.  Two groups of patients will receive different doses of SER-287, both following pretreatment with a short course of oral vancomycin. A third study arm will receive placebo. The study’s primary endpoint will evaluate clinical remission measured after 10 weeks of SER-287 administration. Patients then enter a 2-week exploratory maintenance follow-up period.  Endoscopic improvement will be measured as a secondary efficacy measure.  Based on feedback from the U.S. Food and Drug Administration, or FDA, if the data from this trial is positive, we expect that the Phase 2b clinical trial could be one of two pivotal trials to enable a Biologics License Application, or BLA, to be submitted for SER-287 for the treatment of UC. We expect to report top-line data in the third quarter of 2020.

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

In previous communications with the FDA regarding a potential reduction in ECOSPOR III study size, the agency indicated that if the statistical significance of the outcome of the study is insufficient for product registration, we may be required to obtain additional confirmatory evidence of efficacy, such as a second Phase 3 study.  Reducing the study size may also require additional patient exposure to further establish safety.  We believe ECOSPOR III is optimally designed to provide statistically rigorous efficacy data by the beginning of 2020.  We expect to report top-line data in early 2020.

SER-401

SER-401 is an oral microbiome therapeutic candidate comprising a bacterial signature similar to that observed in checkpoint inhibitor immunotherapy responders. In March 2019, the first patient was dosed in the Phase 1b clinical study with MD Anderson Cancer Center, or MD Anderson, The Parker Institute for Cancer Immunotherapy, or PICI, to evaluate SER-401’s potential to augment the response of anti-PD-1 checkpoint inhibitor therapy. The study is designed to enroll 30 patients with metastatic melanoma who are being treated with nivolumab, an anti-PD-1 therapy. Patients are randomized at a 2-to-1 ratio to either SER-401 or placebo. The study’s primary endpoints are to evaluate safety and tolerability. Its secondary endpoints are to evaluate the correlation of microbiome biomarkers of response to various clinical and immunological outcome measures. We expect preliminary results in the second half of 2020.

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

While we plan to focus our investment on our highest priority clinical programs in the near-term, our expenses may increase substantially in connection with our ongoing and planned activities, particularly as we:

•	continue the clinical development of SER-287 in our Phase 2b clinical trial for the treatment of UC;
•	continue the clinical development of SER-109 in our Phase 3 clinical study for the prevention of recurrent CDI;
•	continue the clinical development of SER-401 in our Phase 1b clinical trial for use with checkpoint inhibitors in patients with metastatic melanoma;
•	conduct research and continue pre-clinical development of SER-301 for the treatment of UC;
•	make strategic investments in manufacturing capabilities;
•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	perform our obligations under our agreements with our collaborators;
•	seek to obtain regulatory approvals for our product candidates; and
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

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

Intellectual Property

Patent Portfolio

We have an extensive patent portfolio directed to rationally designed ecologies of spores and microbes. The portfolio includes both company-owned patents and applications, and those that we have rights to as Licensee. For example, our portfolio includes an option to license foundational intellectual property related to the use of bacteria in combination with checkpoint inhibitors from MD Anderson. The patents and applications included in our portfolio cover both composition of matter and methods (e.g., method of treating). Our intellectual property rights related to SER-109 (C. difficile) and SER-287 (ulcerative colitis) extend through 2033. We plan on continuing to broaden our patent portfolio. Currently, we have 15 active patent application families, which includes 8 nationalized applications and 1 pending US provisional applications. To date, we have obtained 13 issued U.S. patents.

Regulatory Exclusivity

If we obtain marketing approval for any of our product candidates, we expect to receive marketing exclusivity against biosimilar products. For a new biological composition approved by the FDA, a 12-year period of exclusivity in the United States may be obtained. In Europe, the European Medicines Agency awards 10 years of exclusivity for new molecular entities.

Financial Operations Overview

Revenue

To date we have not generated any revenues from the sale of products.  Our revenues have been derived primarily from our agreements with our collaborators. See “–Liquidity and Capital Resources.”

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Microbiome therapeutics platform	$12,251	$15,537	$28,149	$30,624
SER-109	2,212	4,728	4,861	10,872
SER-287	3,421	2,862	7,675	4,249
SER-262	21	926	107	1,768
Total research and development expenses	$17,905	$24,053	$40,792	$47,513

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

Restructuring

In February 2019, we implemented corporate changes to focus our resources on advancing our clinical-stage therapeutic candidates. As a result, we now intend to concentrate on completing our SER-287 Phase 2b study in mild-to-moderate UC patients, obtaining results from the ongoing SER-109 Phase 3 study for recurrent CDI, advancing the SER-401 Phase 1b study in collaboration with the Parker Institute for Cancer Immunotherapy and MD Anderson Cancer Center to evaluate augmenting checkpoint inhibitor response in patients with metastatic melanoma, and advancing SER-301 into clinical development. In connection with the prioritization of these therapeutics candidates, we made changes to our management team and reduced headcount by approximately 30 percent.

Other Income (Expense), Net

Other income (expense), net consists of interest earned on our cash and cash equivalents.

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in the three and six months ended June 30, 2019 or 2018.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 6, 2019, or the Annual Report, are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the three and six months ended June 30, 2019 except for the adoption of the new leasing standard discussed in Note 9 to our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$10,454	$4,271	$6,183
Grant revenue	260	341	(81)
Revenue	1,817	—	1,817
Total revenue	12,531	4,612	7,919
Operating expenses:
Research and development	17,905	24,053	(6,148)
General and administrative	5,574	8,695	(3,121)
Total operating expenses	23,479	32,748	(9,269)
Loss from operations	(10,948)	(28,136)	17,188
Other income (expense):
Interest income (expense), net	189	349	(160)
Total other income (expense), net	189	349	(160)
Net loss	$(10,759)	$(27,787)	$17,028

Revenue

Total revenue was $12.5 million and $4.6 million for the three months ended June 30, 2019 and 2018, respectively. The revenue for both periods principally relates to the recognition of amounts received under the License Agreement with NHS.  The increase is mainly due to the modification of our SER-109 Phase 3 trial which was accounted for through a cumulative catch-up adjustment because the contract modification did not add any additional goods or services and the remaining goods and services are not distinct. The modification reduced the total estimated costs in our cost-to-cost model for the License Agreement with NHS and resulted in the recognition of approximately $6.8 million in revenue in the three months ended June 30, 2019. We also recognized $1.8 million in revenue in the three months ended June 30, 2019 in connection with the Research Agreement with AstraZeneca.

Research and Development Expenses

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Microbiome therapeutics platform	$12,251	$15,537	$(3,286)
SER-109	2,212	4,728	(2,516)
SER-287	3,421	2,862	559
SER-262	21	926	(905)
Total research and development expenses	$17,905	$24,053	$(6,148)

Research and development expenses were $17.9 million for the three months ended June 30, 2019, compared to $24.1 million for the three months ended June 30, 2018. The decrease of $6.1 million was due primarily to the following:

•

a decrease of $3.3 million in research expenses related to our microbiome therapeutics platform, due primarily to an decrease in employee related costs of $2.4 million, a decrease in consulting related expenses of $0.8 million, and a decrease in professional fees of $0.1 million;

•

a decrease of $2.5 million in expenses related to our SER-109 program due primarily to a decrease in contract manufacturing costs of $1.1 million, a decrease in clinical trial costs of $0.9 million, a decrease in sequencing expenses of $0.3 million, and a decrease in lab consumables of $0.2 million;

•

an increase of $0.6 million in expenses for our SER-287 program due primarily to an increase in contract manufacturing costs of $0.7 million, and an increase of $0.6 million in clinical trials consulting expenses; these increases were partially offset by a decrease in facilities expenses of $0.4 million, and a decrease in sequencing costs of $0.3 million; and

•	a decrease of $0.9 million in expenses for our SER-262 program due primarily to a decrease in clinical trials consulting expense of $0.7 million and a decrease in sequencing costs of $0.2 million.

General and Administrative Expenses

	Three Months Ended June,
	2019	2018	Change
	(in thousands)
Personnel related (including stock-based compensation)	$2,295	$3,984	$(1,689)
Professional fees	1,785	2,331	(546)
Facility-related and other	1,494	2,380	(886)
Total general and administrative expenses	$5,574	$8,695	$(3,121)

General and administrative expenses were $5.6 million for the three months ended June 30, 2019, compared to $8.7 million for the three months ended June 30, 2018. The decrease of $3.1 million was primarily due to the following:

•	a decrease in personnel related costs of $1.7 million primarily related to a decrease stock compensation expense of $1.1 million and a decrease in payroll expenses of $0.6 million;
•

a decrease in professional fees of $0.5 million is due to a decrease in recruiting expenses of $0.2 million, a decrease in legal expense of $0.2 million, and a decrease in consulting fees of $0.1 million; and

•	a decrease in facility-related and other costs of $0.9 million primarily due to a decrease in IT-related expenses.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2019 and 2018 was $0.2 million and $0.3 million, respectively, and is primarily due to interest income earned on our cash and cash equivalents.

Comparison of Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$17,069	$8,037	$9,032
Grant revenue	706	546	$160
Revenue	2,077	—	2,077
Total revenue	19,852	8,583	11,269
Operating expenses:
Research and development	40,792	47,513	(6,721)
General and administrative	13,069	17,472	(4,403)
Restructuring expenses	1,492	—	1,492
Total operating expenses	55,353	64,985	(9,632)
Loss from operations	(35,501)	(56,402)	20,901
Other income (expense):
Interest income (expense), net	409	696	(287)
Total other income (expense), net	409	696	(287)
Net loss	$(35,092)	$(55,706)	$20,614

Revenue

Total revenue was $19.9 million and $8.6 million for the six months ended June 30, 2019 and 2018, respectively. The revenue for both periods principally relates to the recognition of amounts received under the License Agreement with NHS.  The increase is mainly due to the modification of our SER-109 Phase 3 trial which was accounted for through a cumulative catch-up adjustment because the contract modification did not add any additional goods or services and the remaining goods and services are not distinct. The modification reduced the total estimated costs in our cost-to-cost model for the License Agreement with NHS and resulted in the recognition of approximately $6.8 million in revenue in the six months ended June 30, 2019. We also recognized $2.1 million in revenue in the six months ended June 30, 2019 in connection with the Research Agreement with AstraZeneca.

Research and Development Expenses

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Microbiome therapeutics platform	$28,149	$30,624	$(2,475)
SER-109	4,861	10,872	(6,011)
SER-287	7,675	4,249	3,426
SER-262	107	1,768	(1,661)
Total research and development expenses	$40,792	$47,513	$(6,721)

Research and development expenses were $40.8 million for the six months ended June 30, 2019, compared to $47.5 million for the six months ended June 30, 2018. The decrease of $6.7 million was due primarily to the following:

•

a decrease of $2.5 million in research expenses related to our microbiome therapeutics platform, due primarily to a decrease in employee and consultant related expenses of $3.7 million, and a decrease in lab consumables of $0.2 million; this was partially offset by an increase in facility related expenses of $1.4 million;

•

a decrease of $6.0 million in expenses related to our SER-109 program due primarily to a decrease in clinical trial consulting expenses of $3.3 million, a decrease in contract manufacturing costs of $1.7 million, a decrease in sequencing costs of $0.5 million, and a decrease in lab consumables of $0.5 million;

•

an increase of $3.4 million in expenses for our SER-287 program due primarily to an increase in clinical trial consulting expenses of $2.7 million and an increase in contract manufacturing costs of $1.8 million; these increases were partially offset by a decrease in sequencing costs of $0.6 million and a decrease in lab consumables of $0.5 million; and

•

a decrease of $1.7 million in expenses for our SER-262 program due primarily to a decrease in clinical trial consulting expenses of $1.4 million and a decrease in contract manufacturing costs of $0.3 million.

General and Administrative Expenses

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Personnel related (including stock-based compensation)	$5,382	$8,611	$(3,229)
Professional fees	4,477	4,107	370
Facility-related and other	3,210	4,754	(1,544)
Total general and administrative expenses	$13,069	$17,472	$(4,403)

General and administrative expenses were $13.1 million for the six months ended June 30, 2019, compared to $17.5 million for the six months ended June 30, 2018. The decrease of $4.4 million was primarily due to the following:

•	a decrease in personnel related costs of $3.2 million primarily related to a decrease in stock compensation expense;
•	an increase in professional fees of $0.4 million due to legal and accounting fees; and
•	a decrease in facility-related and other costs of $1.5 million primarily due to a decrease in IT-related expenses.

Restructuring

During the six months ended June 30, 2019 we recorded charges of $1.5 million related to severance and other termination benefits. We paid $0.9 million during the six months ended June 30, 2019 and expect to pay approximately $0.6 million in the remaining six months of 2019.

Other Income (Expense), Net

Other income (expense), net for the six months ended June 30, 2019 and 2018 was $0.4 million and $0.7 million, respectively, and is primarily due to interest income earned on our cash and cash equivalents.

Liquidity and Capital Resources

In June 2019, we completed an underwritten public offering, in which we sold 26,666,667 shares of our common stock at a price to the public of $2.25 per share. We received aggregate net proceeds from the offering of approximately $56.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us. In addition, we granted the underwriters a 30-day option to purchase up to an additional 2,666,666 shares of common stock at the public offering price, less underwriting discounts and commissions. In June 2019, we sold an additional 2,151,911 shares of our common stock at a price to the public of $2.25 per share. We received net proceeds of approximately $4.6 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

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

As of June 30, 2019, we had cash and cash equivalents totaling $102.2 million and an accumulated deficit of $424.5 million.  Based on our current plans and forecasted expenses, we believe that our existing cash and cash equivalents as of June 30, 2019, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash (used in) operating activities	$(44,181)	$(52,437)
Cash provided by (used in) investing activities	(647)	74,384
Cash provided by (used in) financing activities	61,239	(75)
Net increase in cash, cash equivalents and restricted cash	$16,411	$21,872

Operating Activities

During the six months ended June 30, 2019, operating activities used $44.2 million of cash, primarily due to a net loss of $35.1 million and cash used from changes in our operating assets and liabilities of $18.3 million, partially offset by non-cash charges of $9.2 million.  Net cash used for changes in our operating assets and liabilities during the six months ended June 30, 2019 consisted of a decrease in prepaid expenses and other current assets of $1.7 million, an increase in accounts receivable of $1.6 million, a decrease in deferred revenue of $11.6 million, a decrease in accounts payable of $1.6 million, a decrease in operating lease liabilities of $2.1 million, and a decrease in accrued expenses and other current liabilities of $3.0 million. The decrease in prepaid expenses and other current liabilities is due to amortization. The increase in accounts receivable is due to our reimbursable costs per our agreements. The decrease in deferred revenue was due to the recognition of collaboration revenue and revenue. The decrease in accounts payable and accrued expenses and other current liabilities was due to the timing of payments. The decrease in operating lease liabilities was due to the cash payment of lease obligations.

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

Investing Activities

During the six months ended June 30, 2019, net cash used in investing activities was $0.6 million, consisting of purchases of property and equipment.

During the six months ended June 30, 2018, net cash provided by investing activities was $74.4 million, consisting of sales and maturities of investments of $91.5 million. The increase was partially offset by purchases of investments of $15.5 million and purchases of property and equipment of $1.7 million.

Financing Activities

During the six months ended June 30, 2019, net cash provided by financing activities was $61.2 million, consisting of $60.8 million in proceeds from our public offering of common stock, net of commissions, underwriting discounts and offering costs, $0.2 million in connection with the issuance of common stock under our ESPP plan and $0.2 million from the issuance of common stock and exercise of stock options.

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

Funding Requirements

Our expenses may increase substantially in connection with our ongoing clinical development activities and our research and development activities. In addition, we expect to continue to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	continue the clinical development of SER-287 in our Phase 2b clinical trial for the treatment of UC;
•	continue the clinical development of SER-109 in our Phase 3 clinical study for the prevention of recurrent CDI;
•	continue the clinical development of SER-401 in our Phase 1b clinical trial for use with checkpoint inhibitors in patients with metastatic melanoma;
•	conduct research and continue preclinical development of SER-301 for the treatment of UC;
•	make strategic investments in manufacturing capabilities;
•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	perform our obligations under our agreements with our collaborators;
•	seek to obtain regulatory approvals for our product candidates; and
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments was included in our Annual Report. Since the filing of our Annual Report we have entered into a sublease agreement, refer to Note 14 Subsequent Events for further information on this agreement. There have been no other material changes from the contractual commitments and obligations previously disclosed in our Annual Report.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. As of June 30, 2019, our cash and cash equivalents consisted of cash and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Opposition Proceeding

On October 19, 2016, the European Patent Office granted European Patent No. 2 575 835 B1 to The University of Tokyo. On April 25, 2017, we filed a notice of opposition to this patent in the European Patent Office, requesting that it be revoked in its entirety for the reasons set forth in our opposition.  The oral proceedings were held at the European Patent Office on February 18, 2019 and the Opposition Division required The University of Tokyo to narrow the scope of the claims of the patent.  The University of Tokyo has appealed certain aspects of the Opposition Division’s decision, as have we and other opponents.

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

Since inception, we have incurred significant operating losses. Our net loss was $98.9 million for the year ended December 31, 2018, and $35.1 million for the six months ended June 30, 2019. As of June 30, 2019, we had an accumulated deficit of $424.5 million. To date, we have financed our operations through the public offerings of our common stock, private placements of our preferred stock, payments under our collaboration agreements, and loan financing. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We have not completed development of any of our product candidates, which we call Ecobiotic microbiome therapeutics, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future.  We anticipate that our expenses may increase substantially as we:

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

We expect that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the first quarter of 2021. This estimate excludes net cash flows from future business development activities. In addition, the specifics of existing and future clinical trial activities could impact capital requirements and cash projections. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

Other than SER-109 and SER-287, we are early in our development efforts and may not be successful in our efforts to use our microbiome therapeutics platform to build a pipeline of product candidates and develop marketable drugs.

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

In June 2017, we initiated a Phase 3 clinical study of SER-109 (ECOSPOR III) in patients with multiple recurrent CDI. In May 2019 we implemented modifications to the Phase 3 study design, reducing the size of the study to 188 patients. Additional clinical trials or changes in our development plans could cause us to incur significant development costs, delay or prevent the commercialization of SER-109 or otherwise adversely affect our business.

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

The FDA has previously indicated that an ECOSPOR III trial could be sufficient to allow us to file a BLA for SER-109 if the trial demonstrated a sufficient level of statistical significance. The decrease of the statistical power of the trial resulting from the reduction in the size of the trial from 320 patients to 188 patients may reduce the likelihood that the trial demonstrates the heightened level of statistical significance required by the FDA. The FDA has also indicated that the smaller study could require additional confirmatory evidence of efficacy for approval, which may include conducting a second Phase 3 study prior to seeking approval of SER-109. Moreover, as a result of the smaller study we may also be required to treat additional patients with SER-109 in order to generate a sufficient safety database to allow us to seek approval of SER-109. The need to conduct additional clinical trials of SER 109 and any delay in gaining regulatory approval of SER-109 would increase our development costs and could cause the value of our company to decline and limit our ability to obtain additional financing.

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

Risks Related to our Dependence on Third Parties and Manufacturing

The Collaboration and License Agreement, or the License Agreement, with Nestec Ltd., or NHS, is important to our business. If we or NHS fail to adequately perform under the License Agreement, or if we or NHS terminate the License Agreement, the development and commercialization of our CDI and IBD product candidates, including SER-109, SER-287, and SER-301, would be delayed or terminated and our business would be adversely affected.

The License Agreement may be terminated:

•	by NHS in the event of serious safety issues related to SER-109, SER-287, SER-301 or other specific products added under the License Agreement, or, collectively, the NHS Collaboration Products;
•	by us if NHS challenges the validity or enforceability of any of our licensed patents; and
•	by either NHS or us in the event of the other party’s uncured material breach or insolvency.

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

On February 7, 2019, following a strategic business review, we announced our new strategy to focus our resources on advancing our highest-priority, clinical-stage microbiome therapeutic candidates. As a result, we plan to concentrate on completing the SER-287 Phase 2b study in mild-to-moderate UC patients, obtaining results from the ongoing SER-109 Phase 3 study for recurrent CDI, advancing the SER-401 Phase 1b study, in collaboration with the Parker Institute for Cancer Immunotherapy and MD Anderson Cancer Center, to evaluate augmenting checkpoint inhibitor response in patients with metastatic melanoma and advancing SER-301 into clinical development. The success of this strategic shift will depend on our ability to successfully advance our therapeutic candidates, complete our ongoing studies, retain senior management or other highly qualified personnel, prioritize competing projects and efforts and obtain sufficient resources, including additional capital. Accordingly, there are no assurances our change in strategic focus will be successful, which may have an adverse effect on our results of operations and financial condition.

Also, on February 7, 2019, we announced the restructuring of our executive team and a reduction in our workforce by approximately 30 percent. The positions eliminated were primarily related to research, manufacturing, and general and administrative services. Following the reduction in workforce, we have approximately 100 full-time employees, and we believe we are appropriately resourced to continue executing on our current strategy. However, our workforce may not be sufficient to fully execute our strategic shift, and we may not be able to effectively retain the management or personnel needed to fully implement our strategy. Our restructuring and reduction in workforce activities may also result in unexpected risks or costs, such as employee claims and contractual disputes, and the risk that the actual financial and other impacts of the reductions could vary materially from the outcomes anticipated, which may have a material adverse effect on our results of operations or financial condition.

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

Our ability to use our net operating loss carryforwards and research and development credits to offset future taxable income may be subject to certain limitations.

As of December 31, 2018, we had net operating loss carryforwards, or NOLs, of $185.6 million for federal income tax purposes and $185.9 million for state income tax purposes, which may be available to offset our future taxable income, if any. Our NOLs begin to expire in various amounts in 2035, provided that NOLs generated after December 31, 2017 will not be subject to expiration. As of December 31, 2018, we also had federal and state research and development and other tax credit carryforwards of approximately $28.6 million and $4.9 million, respectively, available to reduce future tax liabilities. Our tax credit carryforwards begin to expire in various amounts in 2035. The federal research and development tax credits include an orphan drug credit carryforward of $17.5 million, which does not expire. These NOLs and tax credit carryforwards could expire unused, to the extent subject to expiration, and be unavailable to offset future income tax liabilities. In addition, in general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs and tax credit carryforwards to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. We believe we have experienced an ownership change in the past and may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. If we undergo an ownership change, our ability to use our NOLs and tax credit carryforwards could be further limited. For these reasons, we may not be able to use a material portion of our NOLs or tax credit carryforwards, even if we attain profitability. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future tax benefits of such assets. The reduction of the corporate tax rate under the Tax Cuts and Jobs Act of 2017, or TCJA, from 35% to 21% may cause a reduction in the economic benefit of our NOLs and other deferred tax assets available to us. Furthermore, under the TCJA, although the treatment of tax losses generated before December 31, 2017 has generally not changed, tax losses generated in calendar year 2018 and beyond will only be able to offset 80% of taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

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

Our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 62% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 18.3 million shares of our common stock, as of June 30, 2019 have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

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

We are also a “smaller reporting company” as defined under the rules promulgated under the Exchange Act. We will remain a smaller reporting company until the fiscal year following the determination that both (i) the value of our voting and non‑voting common shares held by non‑affiliates is more than $250 million measured on the last business day of our second fiscal quarter and (ii) our annual revenues are more than $100 million during the most recently completed fiscal year and the value of our voting and non‑voting common shares held by non‑affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, or supplemental financial information.

We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile..

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15

3.2	Amended and Restated Bylaws	8-K	001-37465	3.2	7/1/15

4.1	Amended and Restated Investors’ Rights Agreement, dated December 19, 2014, by and between the Registrant and each of the investors listed on Schedule A thereto	S-1	333-204484	4.1	5/27/15

10.1#	Amended and Restated Employment Agreement, dated March 25, 2019, by and between the Registrant and Matthew Henn					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Principal Financial and Accounting Officer					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERES THERAPEUTICS, INC.

Date: August 6, 2019	By:	/s/ Marcus Chapman
Marcus Chapman
Vice President, Finance and Principal Financial and Accounting Officer