Form 10-Q
period 2019-09-30
Seres Therapeutics, Inc.
filed 2019-11-05
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 29, 2019, the registrant had 69,993,952 shares of common stock, $0.001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$49,296	$85,820
Investments	34,492	—
Prepaid expenses and other current assets	4,073	6,845
Accounts receivable	1,717	—
Total current assets	89,578	92,665
Property and equipment, net	21,160	26,294
Operating lease assets	11,899	—
Restricted investments	1,400	1,400
Restricted cash	114	113
Total assets	$124,151	$120,472
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,455	$6,415
Accrued expenses and other current liabilities	10,522	15,207
Operating lease liabilities	4,335	—
Deferred revenue - related party	21,135	20,419
Deferred revenue	1,790	—
Total current liabilities	42,237	42,041
Operating lease liabilities, net of current portion	16,844	—
Lease incentive obligation, net of current portion	—	6,776
Deferred rent	—	2,216
Deferred revenue, net of current portion - related party	94,215	116,840
Deferred revenue, net of current portion	2,410	—
Other long-term liabilities	664	644
Total liabilities	156,370	168,517
Commitments and contingencies (Note 12)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2019 and December 31, 2018; no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2019 and December 31, 2018; 69,993,952 and 40,936,735 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	70	41
Additional paid-in capital	408,575	341,284
Accumulated other comprehensive income	7	—
Accumulated deficit	(440,871)	(389,370)
Total stockholders’ deficit	(32,219)	(48,045)
Total liabilities and stockholders’ deficit	$124,151	$120,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Collaboration revenue - related party	$4,840	$8,684	$21,909	$16,721
Grant revenue	85	371	791	917
Collaboration revenue	2,106	—	4,183	—
Total revenue	7,031	9,055	26,883	17,638
Operating expenses:
Research and development expenses	18,317	23,675	59,109	71,188
General and administrative expenses	5,897	7,591	18,966	25,063
Restructuring expenses	—	—	1,492	—
Total operating expenses	24,214	31,266	79,567	96,251
Loss from operations	(17,183)	(22,211)	(52,684)	(78,613)
Other income (expense):
Interest income (expense), net	335	262	744	958
Other income	439	—	439	—
Total other income (expense), net	774	262	1,183	958
Net loss	$(16,409)	$(21,949)	$(51,501)	$(77,655)
Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.54)	$(0.99)	$(1.91)
Weighted average common shares outstanding, basic and diluted	69,944,068	40,806,413	52,143,492	40,699,422
Net loss	(16,409)	(21,949)	(51,501)	(77,655)
Other comprehensive income:
Unrealized gain on investments, net of tax of $0	$7	$20	$7	$137
Total other comprehensive income	7	20	7	137
Comprehensive loss	$(16,402)	$(21,929)	$(51,494)	$(77,518)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands, except share data)

	Common Stock		Additional		Accumulated Other	Total Stockholders’
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Equity (Deficit)
Balance at December 31, 2017	40,571,015	$40	$324,376	$(263,571)	$(146)	$60,699
Issuance of common stock upon exercise of stock options	48,053	—	32	—	—	32
Issuance of common stock upon vesting of RSUs, net of tax withholdings	51,500	—	—	—	—	—
Repurchase of common stock for employee tax withholdings	(17,900)	—	(197)	—	—	(197)
Stock-based compensation expense	—	—	4,236	—	—	4,236
Unrealized gain on investments	—	—	—	—	40	40
Adoption of new revenue standard (ASC 606)	—	—	—	(26,857)	—	(26,857)
Net loss	—	—	—	(27,919)	—	(27,919)
Balance at March 31, 2018	40,652,668	$40	$328,447	$(318,347)	$(106)	$10,034
Issuance of common stock upon exercise of stock options	92,013	—	64	—	—	64
Issuance of common stock upon vesting of RSUs, net of tax withholdings	10,000	—	27	—	—	27
Stock-based compensation expense	—	—	4,334	—	—	4,334
Unrealized gain on investments	—	—	—	—	77	77
Net loss	—	—	—	(27,787)	—	(27,787)
Balance at June 30, 2018	40,754,681	$40	$332,872	$(346,134)	$(29)	$(13,251)
Issuance of common stock upon exercise of stock options	56,442	—	40	—	—	40
Issuance of common stock under ESPP plan	33,332	—	257	—	—	257
Stock-based compensation expense	—	—	4,317	—	—	4,317
Unrealized gain on investments	—	—	—	—	21	21
Net loss	—	—	—	(21,949)	—	(21,949)
Balance at September 30, 2018	40,844,455	$40	$337,486	$(368,083)	$(8)	$(30,565)

	Common Stock		Additional		Accumulated Other	Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Stockholders’ Deficit
Balance at December 31, 2018	40,936,735	$41	$341,284	$(389,370)	$—	$(48,045)
Issuance of common stock upon exercise of stock options	38,125	—	120	—	—	120
Issuance of common stock upon vesting of RSUs, net of tax withholdings	73,500	—	153	—	—	153
Issuance of common stock under ESPP plan	46,472	—	207	—	—	207
Stock-based compensation expense	—	—	2,065	—	—	2,065
Net loss	—	—	—	(24,333)	—	(24,333)
Balance at March 31, 2019	41,094,832	$41	$343,829	$(413,703)	$—	$(69,833)
Issuance of common stock from public offering, net of commissions, underwriting discounts and offering costs	28,818,578	29	60,498	—	—	60,527
Stock-based compensation expense	—	—	2,097	—	—	2,097
Net loss	—	—	—	(10,759)	—	(10,759)
Balance at June 30, 2019	69,913,410	$70	$406,424	$(424,462)	$—	$(17,968)
Issuance of common stock upon exercise of stock options	52,000	—	25	—	—	25
Issuance of common stock under ESPP plan	28,542	—	89	—	—	89
Stock-based compensation expense	—	—	2,037	—	—	2,037
Unrealized gain on investments	—	—	—	—	7	7
Net loss	—	—	—	(16,409)	—	(16,409)
Balance at September 30, 2019	69,993,952	$70	$408,575	$(440,871)	$7	$(32,219)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(51,501)	$(77,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,199	12,887
Depreciation and amortization expense	5,803	5,869
Non-cash operating lease cost	1,683	—
Accretion of discount on investments	(87)	(199)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,772	(1,461)
Accounts receivable	(1,717)	—
Deferred revenue	(17,709)	(16,328)
Accounts payable	(1,857)	106
Operating lease liabilities	(3,164)	—
Accrued expenses and other current and long-term liabilities	(2,895)	1,261
Net cash (used in) operating activities	(62,473)	(75,520)
Cash flows from investing activities:
Purchases of property and equipment	(772)	(2,133)
Purchases of investments	(34,407)	(21,832)
Sales and maturities of investments	8	118,887
Net cash (used in) provided by investing activities	(35,171)	94,922
Cash flows from financing activities:
Proceeds from public offering of common stock, net of commissions, underwriting discounts and offering costs	60,527	—
Proceeds from exercise of stock options	145	136
Proceeds from issuance of common stock and restricted common stock	153	26
Payments of employee tax obligations related to vesting of restricted stock units	—	(196)
Issuance of common stock under ESPP plan	296	257
Net cash provided by (used in) financing activities	61,121	223
Net increase (decrease) in cash and cash equivalents	(36,523)	19,625
Cash, cash equivalents and restricted cash at beginning of period	85,933	37,601
Cash, cash equivalents and restricted cash at end of period	$49,410	$57,226
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$54	$242
Reduction of right-of-use assets and lease liability from operating lease modifications or reassessments	154	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(Unaudited)

1.	Nature of the Business and Basis of Presentation

Seres Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in October 2010 under the name Newco LS21, Inc. In October 2011, the Company changed its name to Seres Health, Inc., and in May 2015, the Company changed its name to Seres Therapeutics, Inc. The Company is a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to treat disease by restoring the function of a dysbiotic microbiome. The Company is developing SER-287 to treat ulcerative colitis (“UC”), a form of inflammatory bowel disease (“IBD”). SER-109 is designed to reduce recurrences of Clostridium difficile, or C. difficile infection (“CDI”), a debilitating infection of the colon, in patients who have received antibiotic therapy for recurrent CDI by treating the dysbiosis of the colonic microbiome, which, if approved by the U.S. Food and Drug Administration (“FDA”), could be a first-in-field oral microbiome drug.   In addition, using its microbiome therapeutics platform, the Company is developing product candidates to treat diseases where the microbiome is implicated, including SER-301, a rationally designed, fermented IBD candidate, and SER-401, a microbiome therapeutic candidate for use with checkpoint inhibitors in patients with metastatic melanoma. Supporting the Company’s research and development efforts are its deep capabilities related to microbiome therapeutic drug discovery, manufacturing, quality, and clinical development.  The Company believes that these capabilities provide it with important competitive advantages related to the advancement of this novel treatment modality.

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

In February 2019, the Company implemented corporate changes to focus its resources on advancing its clinical-stage therapeutic candidates. As a result, the Company is concentrating on completing the SER-287 Phase 2b study in mild-to-moderate UC, obtaining results from the ongoing SER-109 Phase 3 study for recurrent CDI, advancing the SER-401 Phase 1b study, in collaboration with the Parker Institute for Cancer Immunotherapy and MD Anderson Cancer Center, to evaluate augmenting checkpoint inhibitor response in patients with metastatic melanoma, and advancing SER-301 into clinical development. In connection with the prioritization of these therapeutic candidates, the Company made changes to its management team and reduced headcount by approximately 30 percent.

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

The Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued. The Company has experienced negative cash flows and had an accumulated deficit of $440,871 and $389,370 as of September 30, 2019 and December 31, 2018, respectively. For the nine months ended September 30, 2019, the Company incurred a loss of $51,501 and used $62,473 of cash in operations.  The Company expects that its operating losses and negative cash flows will continue for the foreseeable future.  The Company expects that its cash, cash equivalents and investments at September 30, 2019 of $83,788 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from issuance of the financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2018 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on March 6, 2019 (the “Annual Report”).

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The condensed consolidated balance sheet at December 31, 2018 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

2.	Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2019 except for the adoption of the new lease accounting standard discussed in Note 9, Leases.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition and the accrual of research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

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

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three and Nine Months Ended September 30,
	2019	2018
Stock options to purchase common stock	8,258,031	7,444,040
Unvested restricted stock units	145,900	289,908
Shares issuable under ESPP	13,171	44
Total common stock equivalents	8,417,102	7,733,992

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

The Company’s cash equivalents and investments are carried at fair value, determined according to the fair value hierarchy described above. The money market funds represent open-ended mutual funds with published daily net asset values at which investors can freely subscribe to or redeem from the funds and is classified as Level 1 in the fair value hierarchy. The carrying values of the Company’s cash, accounts receivable, other current assets, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these liabilities. During the nine months ended September 30, 2019, there were no transfers between Level 1 and Level 2 financial assets.

The following table presents information about the Company’s assets as of September 30, 2019 and December 31, 2018 that are measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (note there were no liabilities measured at fair value on a recurring basis as of September 30, 2019 or December 31, 2018):

	Fair Value Measurements as of September 30, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$24,134	$—	$—	$24,134
Commercial paper	—	$5,495	—	5,495
Investments:
Commercial paper	$—	$17,920	$—	$17,920
Corporate bonds	—	15,029	—	15,029
Government securities	—	545	—	545
Treasury bonds	—	998	—	998
	$24,134	$39,987	$—	$64,121

	Fair Value Measurements as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$39,982	$—	$—	$39,982
	$39,982	$—	$—	$39,982

As of September 30, 2019 and December 31, 2018 the Company held a restricted investment of $1,400, which represent a certificate of deposit that is classified as Level 2 in the fair value hierarchy.

4.	Investments

As of September 30, 2019 the fair value of available-for-sale investments by type of security was as follows:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$17,920	$—	$—	$17,920
Corporate bonds	15,023	6	—	15,029
Government securities	545	—	—	545
Treasury bonds	997	1	—	998
	$34,485	$7	$—	$34,492

Investments with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the table above. Investments with maturities of less than 12 months are considered current and those investments with maturities greater than 12 months are considered non-current.

5.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	September 30, 2019	December 31, 2018
Laboratory equipment	$15,078	$14,695
Computer equipment	2,874	2,864
Furniture and office equipment	1,033	1,033
Leasehold improvements	27,977	27,977
Construction in progress	140	26
	47,102	46,595
Less: Accumulated depreciation and amortization	$(25,942)	$(20,301)
	$21,160	$26,294

Depreciation and amortization expense was $1,876, $5,803, $1,974, and $5,869 for the three and nine months ended September 30, 2019 and 2018, respectively.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2019	December 31, 2018
Development and manufacturing costs	$5,537	$7,046
Payroll and payroll-related costs	3,564	5,020
Facility and other	1,421	3,141
	$10,522	$15,207

7.	Stockholders’ Deficit Common Stock

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2018	7,561,719	$12.26	$7.23	$4,958
Granted	2,346,350	5.90
Exercised	(90,125)	1.61
Forfeited	(1,559,913)	12.69
Outstanding as of September 30, 2019	8,258,031	$10.49	$7.21	$4,230
Options vested and expected to vest as of September 30, 2019	8,258,031	10.49	7.21	4,230
Options exercisable as of September 30, 2019	4,641,642	$12.49	5.94	$4,028

The weighted average grant-date fair value of stock options granted during the three and nine months ended September 30, 2019 and 2018 was $2.12, $4.24, $5.67 and $6.83 per share, respectively.

During the nine months ended September 30, 2019, the Company granted performance-based stock options to employees for the purchase of an aggregate of 1.1 million shares of common stock with a grant date fair value of $4.58 per share. These stock options are exercisable only upon achievement of specified performance targets. As of September 30, 2019, none of these options were exercisable because none of the specified performance targets had been achieved. Because achievement of the specified performance targets was not deemed probable as of September 30, 2019, the Company did not record any expense for these stock options from the dates of issuance through September 30, 2019.

Restricted Stock Units

The Company has granted restricted stock units with time-based vesting conditions.  The table below summarizes the Company’s restricted stock unit activity since December 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2018	226,900	$9.64
Granted	15,000	2.29
Forfeited	(22,500)	8.77
Vested	(73,500)	9.98
Unvested restricted stock units as of September 30, 2019	145,900	$8.85

Stock-based Compensation Expense

The Company recorded stock-based compensation expense related to stock options, restricted stock units and the Company’s Employee Stock Purchase Plan (“ESPP”) in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development expenses	$1,033	$2,246	$3,574	$6,436
General and administrative expenses	1,004	2,071	2,625	6,451
	$2,037	$4,317	$6,199	$12,887

Employee Stock Purchase Plan

The ESPP provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company's common stock. The ESPP is qualified under Section 423 of the Internal Revenue Code. The employee's purchase price is derived from a formula based on the closing price of the common stock on the first day of the offering period versus the closing price on the date of purchase (or, if not a trading day, on the immediately preceding trading day).  The offering period under the ESPP has a duration of six months, and the purchase price with respect to each offering period beginning on or after such date is, until otherwise amended, equal to 85% of the lesser of (i) the fair market value of the Company's common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of the Company's common stock on the purchase date. The Company recorded an immaterial amount of stock-based compensation expense under the ESPP for the three and nine months ended September 30, 2019.

The total number of available ESPP shares is increased annually, which began in 2016 and will end in 2025. The ESPP allows for share replenishment equal to the lesser of (i) 400,000 shares and (ii) 1% of the number of shares of the Company’s common stock outstanding on the last day of the preceding calendar year, or an amount determined by the board of directors. As of September 30, 2019, a total of 1.8 million shares were reserved and available for issuance under the ESPP.

8.	Collaboration Revenue

NHS Collaboration Agreement

Summary of Agreement

In January 2016, the Company entered into a collaboration and license agreement with NHS (“License Agreement”) for the development and commercialization of certain product candidates for the treatment and management of CDI and IBD, including UC and Crohn’s disease. The License Agreement supports the development of the Company’s portfolio of products for CDI and IBD in markets outside of the United States and Canada (the “Licensed Territory”). The Company has retained full commercial rights to its entire portfolio of product candidates with respect to the United States and Canada.

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

At contract inception, the Company determined that the $120,000 non-refundable upfront amount constituted the entirety of the consideration to be included in the transaction price as the development, regulatory, and commercial milestones were fully constrained. During the year ended December 31, 2016, the Company received $10,000 from NHS in connection with the initiation of the Phase 1b study for SER-262 in CDI. During the year ended December 31, 2017, the Company received $20,000 from NHS in connection with the initiation of the Phase 3 study for SER-109. During the year ended December 31, 2018, the Company received $40,000 from NHS in connection with the initiation of the Phase 2b study for SER-287. The transaction price as of September 30, 2019 was approximately $190,000.

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

During the three and nine months ended September 30, 2019 and 2018, using the cost-to-cost method, which best depicts the transfer of control to the customer, the Company recognized $4,840, $21,909, $8,684 and $16,721 of Collaboration revenue – related party, respectively.

As of September 30, 2019 and December 31, 2018, there was $115,350, and $137,259, respectively, of deferred revenue related to the unsatisfied portion of the performance obligation under the License Agreement. As of September 30, 2019, the deferred revenue is classified as current or non-current in the consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next 12 months, which is determined by the cost-to-cost method which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation.  All costs associated with the License Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

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

For the three and nine months ended September 30, 2019, the Company recognized collaboration revenue of $2,106 and $4,183, respectively, based on the measured progress under the Research Agreement. The transaction price as of September 30, 2019 was approximately $33,900.

As of September 30, 2019, there was $4,200 of deferred revenue associated with the Research Agreement, with $1,790 presented as current and $2,410 as non-current in the condensed consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next 12 months. All costs associated with the Research Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

Contract Balances from Contracts with Customers

The following table presents changes in the Company’s contract assets and contract liabilities during the nine months ended September 30, 2019 and 2018:

	Balance as of December 31, 2018	Additions	Deductions	Balance as of September 30, 2019
Nine months ended September 30, 2019
Contract liabilities:
Deferred revenue - related party	137,259	—	(21,909)	115,350
Deferred revenue	—	8,383	(4,183)	4,200

	Balance as of January 1, 2018	Additions	Deductions	Balance as of September 30, 2018
Nine months ended September 30, 2018
Contract liabilities:
Deferred revenue - related party	123,783	393	(16,721)	107,455

During the three and nine months ended September 30, 2019 and 2018 the Company recognized the following revenues as a result of changes in the contract liabilities balances in the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	6,081	8,684	21,909	16,721

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

In July 2019, the Company entered into a sublease agreement with a related party to sublease a portion of its office and laboratory space in Cambridge, Massachusetts (see Note 13). The term of the sublease agreement commenced in July 2019 and ends on the last day of the 24th calendar month following commencement, with no option to extend. The annual rent for the subleased premises will be approximately $1,200 in the first year and $1,300 in the second year, which is greater than the annual rent owed by the Company to the landlord for the leased premises. The sublessee is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement and property management.

As of September 30, 2019, future undiscounted cash inflows under the sublease are as follows:

Year Ending December 31,
2019 (remaining 3 months)	$307
2020	1,248
2021	633
$2,188

The Company concluded that the sublease is an operating lease. Consistent with the Company’s policy election for lessor operating leases, each lease component and its associated non-lease components is accounted for as a single lease component.

The following table summarizes the presentation in the Company’s condensed consolidated balance sheets of its operating leases:

As of September 30, 2019
Assets:
Operating lease assets	$11,899

Liabilities:
Operating lease liabilities	$4,335
Operating lease liabilities, net of current portion	16,844
Total operating lease liabilities	$21,179

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statement of operations and comprehensive loss:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease costs	$1,148	$3,456
Short-term lease costs	330	1,547
Variable lease costs	716	2,302
Sublease income	(439)	(439)
Total lease costs	$1,755	$6,866

During the three and nine months ended September 30, 2019, the Company recognized $1,096 and $3,299 of rental expense related to office, laboratory, and manufacturing space. During the three and nine months ended September 30, 2019, the Company made cash payments of $1,647 and $4,935 for operating leases, respectively.

The minimum lease payments for the next five years and thereafter is expected to be as follows (in thousands):

As of September 30, 2019
2019 (remaining 3 months)	$1,578
2020	6,302
2021	6,461
2022	6,390
2023	5,158
2024 and thereafter	—
Total future minimum lease payments	$25,889
Less: interest	(4,710)
Present value of operating lease liabilities	$21,179

As of September 30, 2019, the weighted average remaining lease term was 4.12 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 11%.

ASC 840 Disclosures

The future minimum lease payments under the Company’s operating leases as of December 31, 2018, were as follows (in thousands):

As of December 31, 2018
2019	$6,342
2020	6,120
2021	6,221
2022	6,372
2023	5,158
2024 and thereafter	—
Total future minimum lease payments	$30,213

During the three and nine months ended September 30, 2018, the Company recognized $1,093 and $3,299 of rental expense, respectively, related to office, laboratory, and manufacturing space.

10.	Restructuring

In February 2019, the Company implemented corporate changes to focus its resources on advancing its clinical-stage therapeutic candidates. As a result, the Company is concentrating on completing the SER-287 Phase 2b study in mild-to-moderate UC, obtaining results from the ongoing SER-109 Phase 3 study for recurrent CDI, advancing the SER-401 Phase 1b study, in collaboration with the Parker Institute for Cancer Immunotherapy and MD Anderson Cancer Center, to evaluate augmenting checkpoint inhibitor response in patients with metastatic melanoma and advancing SER-301 into clinical development. In connection with the prioritization of these therapeutic candidates, the Company made changes to its management team and reduced headcount by approximately 30 percent.

During the nine months ended September 30, 2019 the Company recorded charges of $1,492, related to severance and other termination benefits. No restructuring charges were recorded during the three months ended September 30, 2019.During the three and nine months ended September 30, 2019 the Company paid $206 and $1,101, respectively, and it expects to pay approximately $391 in the remainder of 2019.

The outstanding restructuring liabilities are included in accrued expenses and other current liabilities on the condensed consolidated balance sheets. As of September 30, 2019, the components of the liabilities were as follows:

Employee Severance and Other Benefits
Restructuring expenses	$1,492
Cash payments	$(1,101)
Liability included in accrued expenses and other current liabilities at September 30, 2019	$391

11.	Income Taxes

The Company did not provide for any income taxes for the three and nine months ended September 30, 2019 and 2018.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of September 30, 2019 and December 31, 2018. Management reevaluates the positive and negative evidence at each reporting period.

As of September 30, 2019 and December 31, 2018, the Company had no accrued interest or tax penalties recorded. The Company files income tax returns in the United States and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2012. However, to the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent it is utilized in a future period. There are no currently ongoing or pending examinations in any jurisdictions.

12.	Commitments and Contingencies

Leases

Refer to Note 9, Leases, for discussion of the commitments associated with the Company’s lease portfolio.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2019 or December 31, 2018.

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

The Company did not accrue any liabilities related to legal contingencies in its condensed consolidated financial statements as of September 30, 2019 or December 31, 2018.

13.	Related Party Transactions

As described in Note 8, in January 2016 the Company entered into the License Agreement with NHS for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. NHS is a related party since NHS is an affiliate of Nestlé Health Science, one of the Company’s significant stockholders. During the three and nine months ended September 30, 2019 and 2018, the Company recognized $4,840, $21,909, $8,684 and $16,721 of related party revenue associated with the License Agreement, respectively. As of September 30, 2019, there was $115,350 of deferred revenue related to the License Agreement, which is classified as current or non-current in the consolidated balance sheets. The Company has made no payments to NHS during the three and nine months ended September 30, 2019 and 2018. There is no amount due from NHS as of September 30, 2019.

In July 2019, the Company entered into a sublease agreement with Flagship Pioneering, one of the Company’s significant stockholders, to sublease a portion of its office and laboratory space in Cambridge, Massachusetts. The term of the sublease agreement commenced in July 2019 and ends on the last day of the 24th calendar month following commencement, with no option to extend (see Note 9). Under this agreement, the Company recorded other income of $439 during the three and nine months ended September 30, 2019. The Company received cash payments of $409 during the three and nine months ended September 30, 2019

14.	Subsequent Events

In October 2019, the Company entered into a loan and security agreement with Hercules Capital, Inc. (“Hercules”), pursuant to which a term loan in an aggregate principal amount of up to $50,000 (the “Term Loan Facility”), is available to the Company in three tranches. The Company received the first tranche of $25,000 at the closing on October 29, 2019. Upon satisfaction of certain milestones, the second tranche will be available and will allow the Company to borrow an additional amount up to $12,500 through March 15, 2021.  The third tranche, which allows the Company to borrow an additional $12,500, will be available upon Hercules’ approval on or prior to June 30, 2021. The Company received $24,575 upon closing, net of $425 of closing costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019, or the Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, such as statements regarding our plans, objectives, expectations, intentions and projections, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Overview

We are a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to treat disease by restoring the function of a dysbiotic microbiome. SER-287 is being developed to treat ulcerative colitis, or UC. SER-109 is designed to reduce recurrences of CDI, a debilitating infection of the colon, in patients who have received antibiotic therapy for recurrent CDI by treating the dysbiosis of the colonic microbiome and, if approved by the U.S. Food and Drug Administration, or FDA, could be a first-in-field oral microbiome drug. In addition, using our microbiome therapeutics platform, we are developing product candidates to treat diseases where the microbiome is implicated, including SER-301, a rationally designed, fermented inflammatory bowel disease, or IBD, candidate, and SER-401, a microbiome therapeutic candidate for use with checkpoint inhibitors in patients with metastatic melanoma.  Supporting our R&D efforts are our deep capabilities related to microbiome therapeutic drug discovery, manufacturing, quality, and clinical development.  We believe that these capabilities provide us with important competitive advantages related to the advancement of this novel treatment modality.

Since our inception in October 2010, we have devoted substantially all of our resources to developing our programs, building our intellectual property portfolio, developing our supply chain, business planning, raising capital and providing general and administrative support for these operations.

All of our product candidates other than SER-287, SER-109 and SER-401 are still in pre-clinical development or early stage discovery. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss was $51.5 million for the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $440.9 million and cash, cash equivalents and investments totaling $83.8 million.

In February 2019, we implemented corporate changes to focus our resources on advancing our clinical-stage therapeutic candidates. As a result, we are concentrating on completing our SER-287 Phase 2b study in mild-to-moderate UC patients, obtaining results from our ongoing SER-109 Phase 3 study for the treatment of recurrent CDI, advancing our SER-401 Phase 1b study, in collaboration with the Parker Institute for Cancer Immunotherapy, or PICI and MD Anderson Cancer Center, or MD Anderson, to evaluate augmenting checkpoint inhibitor response in patients with metastatic melanoma, and advancing SER-301 into clinical development. In connection with the prioritization of these therapeutic candidates, we made changes to our management team and reduced headcount by approximately 30 percent.

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

In October 2019, we entered into a loan and security agreement with Hercules Capital, Inc., or Hercules, pursuant to which a term loan in an aggregate principal amount up to $50.0 million, or the Term Loan Facility, is available to us in three tranches. We received $24.6 million, net of $0.4 million of closing costs, upon signing the agreement on October 29, 2019 and, subject to certain conditions, two additional tranches of $12.5 million each will be available to us.  See “—Liquidity and Capital Resources.”

SER-287

SER-287 is an oral, donor-derived microbiome therapeutic candidate designed to normalize the gastrointestinal microbiome of individuals with UC. In December 2018, we commenced a three-arm placebo-controlled Phase 2b clinical trial to evaluate SER-287 in approximately 201 patients with mild-to-moderate UC.  Two groups of patients will receive different doses of SER-287, both following pretreatment with a short course of oral vancomycin. A third study arm will receive placebo. The study’s primary endpoint will evaluate clinical remission measured after 10 weeks of SER-287 administration. Patients then enter a 2-week exploratory maintenance follow-up period.  Endoscopic improvement will be measured as a secondary efficacy measure.  Based on feedback from the FDA, if the data from this trial is positive, we expect that the Phase 2b clinical trial could be one of two pivotal trials to enable a Biologics License Application, or BLA, to be submitted for SER-287 for the treatment of UC. We expect to report top-line data in the second half of 2020.

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

In previous communications with the FDA regarding a potential reduction in ECOSPOR III study size, the agency indicated that if the statistical significance of the outcome of the study is insufficient for product registration, we may be required to obtain additional confirmatory evidence of efficacy, such as a second Phase 3 study.  Reducing the study size may also require additional patient exposure to further establish safety.  We believe ECOSPOR III is designed to provide statistically rigorous efficacy data.  We expect to report top-line data in mid-2020.

SER-401

SER-401 is an oral microbiome therapeutic candidate comprising a bacterial signature similar to that observed in checkpoint inhibitor immunotherapy responders. In March 2019, the first patient was dosed in the Phase 1b clinical study with MD Anderson and PICI, to evaluate SER-401’s potential to augment the response of anti-PD-1 checkpoint inhibitor therapy. The study is designed to enroll 30 patients with metastatic melanoma who are being treated with nivolumab, an anti-PD-1 therapy. Patients are randomized at a 2-to-1 ratio to either SER-401 or placebo. The study’s primary endpoints are to evaluate safety and tolerability. Its secondary endpoints are to evaluate the correlation of microbiome biomarkers of response to various clinical and immunological outcome measures. We expect preliminary results in the second half of 2020.

SER-301

We are also advancing our next generation, rationally-designed, fermented microbiome drug discovery capabilities, focusing on advancing SER-301, a preclinical-stage therapeutic candidate for UC. We have finalized the composition for SER-301, a preclinical therapeutic candidate for UC. The bacterial strains included in SER-301 were informed by our human clinical study results as well as preclinical mechanistic studies. We expect to initiate clinical development of SER-301 in early 2020. In connection with the SER-301 phase 1 study, we are entitled to receive a $10.0 million milestone payment under our collaboration with Nestec Ltd.

While we plan to focus our investment on our highest priority clinical programs in the near-term, our expenses may increase substantially in connection with our ongoing and planned activities, particularly as we:

•	continue the clinical development of SER-287 in our Phase 2b clinical trial for the treatment of UC;
•	continue the clinical development of SER-109 in our Phase 3 clinical study for the prevention of recurrent CDI;
•	continue the clinical development of SER-401 in our Phase 1b clinical trial for use with checkpoint inhibitors in patients with metastatic melanoma;
•	conduct research and initiate clinical development of SER-301 for the treatment of UC;
•	make strategic investments in manufacturing capabilities;
•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	perform our obligations under our agreements with our collaborators;
•	seek to obtain regulatory approvals for our product candidates; and
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

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

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors and our clinical investigative sites. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses. All costs associated with the collaboration and license agreement, or the License Agreement, with Nestec Ltd., or NHS, and the Research Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Microbiome therapeutics platform	$11,558	$16,246	$39,707	$46,868
SER-109	2,313	3,956	7,174	14,829
SER-287	4,430	2,918	12,105	7,168
SER-262	16	555	123	2,323
Total research and development expenses	$18,317	$23,675	$59,109	$71,188

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

Restructuring

In February 2019, we implemented corporate changes to focus our resources on advancing our clinical-stage therapeutic candidates. As a result, we are concentrating on completing our SER-287 Phase 2b study in mild-to-moderate UC patients, obtaining results from the ongoing SER-109 Phase 3 study for recurrent CDI, advancing the SER-401 Phase 1b study in collaboration with the PICI and MD Anderson to evaluate augmenting checkpoint inhibitor response in patients with metastatic melanoma, and advancing SER-301 into clinical development. In connection with the prioritization of these therapeutics candidates, we made changes to our management team and reduced headcount by approximately 30 percent.

Other Income (Expense), Net

Other income (expense), net consists of interest earned on our cash, cash equivalents and investments and sublease income.

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in the three and nine months ended September 30, 2019 or 2018.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 6, 2019, or the Annual Report, are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the three and nine months ended September 30, 2019 except for the adoption of the new leasing standard discussed in Note 9 to our Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$4,840	$8,684	$(3,844)
Grant revenue	85	371	(286)
Collaboration revenue	2,106	—	2,106
Total revenue	7,031	9,055	(2,024)
Operating expenses:
Research and development	18,317	23,675	(5,358)
General and administrative	5,897	7,591	(1,694)
Total operating expenses	24,214	31,266	(7,052)
Loss from operations	(17,183)	(22,211)	5,028
Other income (expense):
Interest income (expense), net	335	262	73
Other income	439	—	439
Total other income (expense), net	774	262	512
Net loss	$(16,409)	$(21,949)	$5,540

Revenue

Total revenue was $7.0 million and $9.1 million for the three months ended September 30, 2019 and 2018, respectively. The revenue for the three months ended September 30, 2019 relates primarily to $4.8 million recognized under the License Agreement and $2.1 million recognized under the Research Agreement. The revenue for the three months ended September 30, 2018 principally relates to the recognition of amounts received under the License Agreement.  The decrease is mainly due to a cumulative catch-up adjustment recorded during the three months ended September 30, 2018 related to a $20.0 million milestone being included in the transaction price. No similar event occurred during the three months ended September 30, 2019.

Research and Development Expenses

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Microbiome therapeutics platform	$11,558	$16,246	$(4,688)
SER-109	2,313	3,956	(1,643)
SER-287	4,430	2,918	1,512
SER-262	16	555	(539)
Total research and development expenses	$18,317	$23,675	$(5,358)

Research and development expenses were $18.3 million for the three months ended September 30, 2019, compared to $23.7 million for the three months ended September 30, 2018. The decrease of $5.4 million was due primarily to the following:

•

a decrease of $4.7 million in research expenses related to our microbiome therapeutics platform, due primarily to a decrease in employee related costs of $3.0 million, a decrease in consulting related expenses of $1.0 million, and a decrease in professional fees of $0.4 million;

•

a decrease of $1.6 million in expenses related to our SER-109 program due primarily to a decrease in contract manufacturing costs of $0.9 million, a decrease in clinical trial costs of $0.1 million, a decrease in sequencing expenses of $0.2 million, a decrease in lab consumables of $0.2 million and decrease in consulting related expenses of $0.1 million;

•

an increase of $1.5 million in expenses for our SER-287 program due primarily to an increase of $1.5 million in clinical trials consulting expenses and an increase in contract manufacturing costs of $0.7 million; these increases were partially offset by a decrease in facilities expenses of $0.3 million, a decrease in sequencing costs of $0.2 million and a decrease in consultant related expenses of $0.2 million; and

•	a decrease of $0.5 million in expenses for our SER-262 program due primarily to a decrease in clinical trials consulting expense.

General and Administrative Expenses

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Personnel related (including stock-based compensation)	$2,103	$3,768	$(1,665)
Professional fees	2,406	1,606	800
Facility-related and other	1,388	2,217	(829)
Total general and administrative expenses	$5,897	$7,591	$(1,694)

General and administrative expenses were $5.9 million for the three months ended September 30, 2019, compared to $7.6 million for the three months ended September 30, 2018. The decrease of $1.7 million was primarily due to the following:

•	a decrease in personnel related costs of $1.7 million primarily related to a decrease stock compensation expense of $1.1 million and a decrease in payroll expenses of $0.7 million;
•	an increase in professional fees of $0.8 million is primarily due to an increase in consultant related expenses; and
•	a decrease in facility-related and other costs of $0.8 million primarily due to a decrease in IT-related expenses.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2019 and 2018 was $0.8 million and $0.3 million, respectively, and is primarily due to sublease income of $0.4 million and interest income earned on our cash, cash equivalents and investments of $0.3 million.

Comparison of Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$21,909	$16,721	$5,188
Grant revenue	791	917	$(126)
Collaboration revenue	4,183	—	4,183
Total revenue	26,883	17,638	9,245
Operating expenses:
Research and development	59,109	71,188	(12,079)
General and administrative	18,966	25,063	(6,097)
Restructuring expenses	1,492	—	1,492
Total operating expenses	79,567	96,251	(16,684)
Loss from operations	(52,684)	(78,613)	25,929
Other income (expense):
Interest income (expense), net	744	958	(214)
Other income	439	—	439
Total other income (expense), net	1,183	958	225
Net loss	$(51,501)	$(77,655)	$26,154

Revenue

Total revenue was $26.9 million and $17.6 million for the nine months ended September 30, 2019 and 2018, respectively. The revenue for the nine months ended September 30, 2019 relates primarily to amounts recognized under the License Agreement and the Research Agreement.  The revenue for the nine months ended September 30, 2018 principally relates to the recognition of amounts received under the License Agreement.  The increase is mainly due to the modification of our SER-109 Phase 3 trial which was accounted for through a cumulative catch-up adjustment because the contract modification did not add any additional goods or services and the remaining goods and services are not distinct. The modification reduced the total estimated costs in our cost-to-cost model for the License Agreement and resulted in the recognition of approximately $6.8 million in revenue in the nine months ended September 30, 2019. We also recognized $4.2 million in revenue in the nine months ended September 30, 2019 in connection with the Research Agreement.

Research and Development Expenses

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Microbiome therapeutics platform	$39,707	$46,868	$(7,161)
SER-109	7,174	14,829	(7,655)
SER-287	12,105	7,168	4,937
SER-262	123	2,323	(2,200)
Total research and development expenses	$59,109	$71,188	$(12,079)

Research and development expenses were $59.1 million for the nine months ended September 30, 2019, compared to $71.2 million for the nine months ended September 30, 2018. The decrease of $12.1 million was due primarily to the following:

•

a decrease of $7.2 million in research expenses related to our microbiome therapeutics platform, due primarily to a decrease in employee and consultant related expenses of $7.7 million, and a decrease in sponsorships of $0.6 million; this was partially offset by an increase in facility related expenses of $1.0 million;

•

a decrease of $7.7 million in expenses related to our SER-109 program due primarily to a decrease in clinical trial consulting expenses of $3.4 million, a decrease in contract manufacturing costs of $2.6 million, a decrease in facility related expenses of $0.8 million, a decrease in sequencing costs of $0.7 million and a decrease in employee related expenses of $0.1 million;

•

an increase of $4.9 million in expenses for our SER-287 program due primarily to an increase in clinical trial consulting expenses of $4.3 million and an increase in contract manufacturing costs of $2.5 million; these increases were partially offset by a decrease in sequencing costs of $0.8 million, a decrease in lab consumables of $0.8 million, and a decrease in employee related expenses of $0.3 million; and

•	a decrease of $2.2 million in expenses for our SER-262 program due primarily to a decrease in clinical trial consulting expenses of $1.8 million and a decrease in sequencing costs of $0.3 million.

General and Administrative Expenses

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Personnel related (including stock-based compensation)	$7,485	$12,379	$(4,894)
Professional fees	6,883	5,713	1,170
Facility-related and other	4,598	6,971	(2,373)
Total general and administrative expenses	$18,966	$25,063	$(6,097)

General and administrative expenses were $19.0 million for the nine months ended September 30, 2019, compared to $25.1 million for the nine months ended September 30, 2018. The decrease of $6.1 million was primarily due to the following:

•	a decrease in personnel related costs of $4.9 million primarily related to a decrease in stock compensation expense of $3.8 million and a decrease in payroll related expenses of $0.5 million;
•	an increase in professional fees of $1.2 million due to consulting related expenses; and
•	a decrease in facility-related and other costs of $2.4 million primarily due to a decrease in IT-related expenses.

Restructuring

During the nine months ended September 30, 2019 we recorded charges of $1.5 million related to severance and other termination benefits. We paid $1.1 million during the nine months ended September 30, 2019 and expect to pay approximately $0.4 million in the remaining three months of 2019.

Other Income (Expense), Net

Other income (expense), net for the nine months ended September 30, 2019 and 2018 was $1.2 million and $1.0 million, respectively, and is primarily due to sublease income of $0.4 million and is partially offset by interest expense on our cash, cash equivalents and investments of $0.7 million.

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

In October 2019, we entered into a loan and security agreement with Hercules Capital, Inc., or Hercules, pursuant to which a term loan in an aggregate principal amount up to $50.0 million, or the Term Loan Facility, is available to us in three tranches. We received $24.6 million, net of $0.4 million of closing charges, upon signing the agreement on October 29, 2019 and, subject to certain conditions, two additional tranches of $12.5 million each will be available to us.

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

As of September 30, 2019, we had cash, cash equivalents and investments totaling $83.8 million and an accumulated deficit of $440.9 million.  Based on our current plans and forecasted expenses, we believe that our cash, cash equivalents and investments as of September 30, 2019, and the $25.0 million we have drawn from the Term Loan Facility, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2021, subject to compliance with the conditions and covenants of our Loan and Security Agreement with Hercules Capital, Inc. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Collaboration Agreements

Agreement with NHS

In January 2016, we entered into the License Agreement, for the development and commercialization of certain of our product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. In exchange for the license, NHS agreed to pay us an upfront cash payment of $120.0 million, which we received in February 2016. NHS has also agreed to pay us tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of certain products based on our microbiome technology that are being developed for the treatment of CDI and IBD, including SER-109, SER-262, SER-287 and SER-301, or collectively, the NHS Collaboration Products in markets outside of the United States and Canada, or the Licensed Territory. We have retained full commercial rights to the NHS Collaboration Products with respect to the United States and Canada, where we plan to build our own commercial organization. We are eligible to receive up to $285.0 million in development milestone payments, $375.0 million in regulatory payments and up to an aggregate of $1.1 billion for the achievement of certain commercial milestones related to the sales of NHS Collaboration Products. The full potential value of the up-front payment and milestone payments payable by NHS is over $1.9 billion, assuming all products receive regulatory approval and are successfully commercialized. In September 2016, we received a $10.0 million milestone payment associated with the initiation of the Phase 1b clinical study for SER-262 in CDI. In June 2017, we initiated a Phase 3 clinical study of SER-109 (ECOSPOR III) in patients with multiply recurrent CDI. In July 2017, we recorded revenue of $20.0 million based on the achievement of this milestone under the License Agreement. In November 2018, we executed a letter agreement with NHS, or the Letter Agreement, modifying certain terms of the License Agreement. Under the Letter Agreement, NHS agreed to pay us the $20.0 million Phase 3 milestone payment upon commencement of the Phase 2b study for SER-287. In December 2018, we received $40.0 million in milestone payments in connection with the commencement of the Phase 2b study for SER-287.

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

Loan and Security Agreement with Hercules

In October 2019, we entered into a loan and security agreement with Hercules, pursuant to which the Term Loan Facility is available to us in three tranches. We received the first tranche of $25.0 million upon signing the agreement on October 29, 2019. Upon satisfaction of certain milestones, the second tranche will be available and will allow us to borrow an additional amount up to $12.5 million through March 15, 2021.  The third tranche, which allows us to borrow an additional $12.5 million, will be available upon Hercules’ approval on or prior to June 30, 2021.

Advances under the Term Loan Facility will bear interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 4.40%, and (ii) 9.65%.  We will make interest only payments through December 1, 2021, or extended to June 1, 2022 upon satisfaction of certain milestones, and will then repay the principal balance and interest of the advances in equal monthly installments after the interest only period and continuing through November 1, 2023. We paid Hercules a commitment fee of $0.4 million at the closing. We may prepay advances under the loan and security agreement with Hercules, in whole or in part, at any time subject to a prepayment charge equal to: (a) 3.0 % of amounts so prepaid, if such prepayment occurs during the first year; (b) 2.0% of the amount so prepaid, if such prepayment occurs during the second year, and (c) 1.0% of the amount so prepaid, if such prepayment occurs after the second year.  Upon prepayment or repayment of all or any of the term loans, we will pay (in addition to the prepayment premium) an end of term charge of 4.85% of the aggregate funded amount under the Term Loan Facility.

The Term Loan Facility is secured by substantially all of our assets, other than our intellectual property.  We have agreed to not pledge or secure our intellectual property to others.

The Term Loan Facility includes affirmative and negative covenants applicable to us.  The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage.  The negative covenants include, among others, restrictions on our transferring collateral, making changes to the nature of our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, engaging in transactions with affiliates, creating liens and selling assets, in each case subject to certain exceptions, including, among others, the ability for us to issue up to $150 million in convertible notes and entering into exclusive outbound licenses for our intellectual property.  The Term Loan Facility also includes a liquidity covenant that commences either October 31, 2020, or December 31, 2020 based upon our satisfying certain performance milestones.  If our market capitalization exceeds $350.0 million, we do not have to comply with the liquidity covenant if such covenant is required.

The Term Loan Facility also includes events of default, the occurrence and continuance of which provide Hercules with the right to demand immediate repayment of all principal and unpaid interest, and to exercise remedies against us and the collateral.  These events of default include, among other things and subject to customary exceptions: (i) insolvency, liquidation, bankruptcy or similar events; (ii) failure to pay any debts due under the loan and security agreement with Hercules or other loan documents on a timely basis; (iii) failure to observe certain covenants under the loan and security agreement with Hercules; (v) occurrence of a material adverse effect; (vi) material misrepresentation by us; (vii) occurrence of any default under any other agreement involving material indebtedness; and (viii) certain material money judgments.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash (used in) operating activities	$(62,473)	$(75,520)
Cash provided by (used in) investing activities	(35,171)	94,922
Cash provided by (used in) financing activities	61,121	223
Net (decrease) increase in cash, cash equivalents and restricted cash	$(36,523)	$19,625

Operating Activities

During the nine months ended September 30, 2019, operating activities used $62.5 million of cash, primarily due to a net loss of $51.5 million and cash used from changes in our operating assets and liabilities of $24.6 million, partially offset by non-cash charges of $13.6 million.  Net cash used for changes in our operating assets and liabilities during the nine months ended September 30, 2019 consisted of a decrease in prepaid expenses and other current assets of $2.8 million, an increase in accounts receivable of $1.7 million, a decrease in deferred revenue of $17.7 million, a decrease in accounts payable of $1.9 million, a decrease in operating lease liabilities of $3.2 million, and a decrease in accrued expenses and other current liabilities of $2.9 million. The decrease in prepaid expenses and other current liabilities is due to amortization. The increase in accounts receivable is due to our reimbursable costs per our agreements. The decrease in deferred revenue was due to the recognition of collaboration revenue. The decrease in accounts payable and accrued expenses and other current liabilities was due to the timing of payments. The decrease in operating lease liabilities was due to the cash payment of lease obligations.

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

Investing Activities

During the nine months ended September 30, 2019, net cash used in investing activities was $35.2 million, consisting of purchases of investments of $34.4 million and purchases of property and equipment of $0.8 million.

During the nine months ended September 30, 2018, net cash provided by investing activities was $94.9 million, consisting of sales and maturities of investments of $118.9 million. The increase was partially offset by purchases of investments of $21.8 million and purchases of property and equipment of $2.1 million.

Financing Activities

During the nine months ended September 30, 2019, net cash provided by financing activities was $61.1 million, consisting of $60.5 million in proceeds from our public offering of common stock, net of commissions, underwriting discounts and offering costs, $0.3 million in connection with the issuance of common stock under our ESPP plan and $0.2 million from the issuance of common stock and exercise of stock options.

During the nine months ended September 30, 2018, net cash provided by financing activities was $0.2 million in connection with the issuance of common stock under our ESPP and $0.2 million from the issuance of common stock and exercise of stock options.  These were partially offset by payments for employee tax obligations relating to vesting of restricted stock units of $0.2 million.

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

Adequate additional funds may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our shareholders’ rights as common stockholders. Our loan and security agreement with Hercules currently includes, and any additional debt financing and preferred equity financing, if available, may involve agreements that include, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additional debt or preferred equity financing may also require the issuance of warrants, which could potentially dilute our shareholders’ ownership interest.

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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments was included in our Annual Report. Since the filing of our Annual Report we have entered into a sublease agreement, refer to Note 9 Leases for further information on this agreement and the loan and security agreement with Hercules. There have been no other material changes from the contractual commitments and obligations previously disclosed in our Annual Report.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates. As of September 30, 2019, our cash, cash equivalents and investments consisted of cash and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $98.9 million for the year ended December 31, 2018, and $51.5 million for the nine months ended September 30, 2019. As of September 30, 2019, we had an accumulated deficit of $440.9 million. To date, we have financed our operations through the public offerings of our common stock, private placements of our preferred stock, payments under our collaboration agreements, and loan financing. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We have not completed development of any of our product candidates, which we call Ecobiotic microbiome therapeutics, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future.  We anticipate that our expenses may increase substantially as we:

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

Our expenses may increase in connection with our ongoing activities, particularly as we continue the clinical development of SER-287, including conducting the Phase 2b clinical study, continue the clinical development of SER-109, including conducting the Phase 3 clinical study, continue clinical studies of SER-401, and continue to research, develop and initiate clinical trials of SER-301 and our other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We expect that our cash, cash equivalents and investments as of September 30, 2019 and the $25.0 million we have drawn from the Term Loan Facility will be sufficient to fund our operating expenses and capital expenditure requirements into the second quarter of 2021, subject to compliance with the conditions and covenants of our Loan and Security Agreement with Hercules Capital, Inc. This estimate excludes net cash flows from future business development activities. In addition, the specifics of existing and future clinical trial activities could impact capital requirements and cash projections. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Our inability to enroll a sufficient number of patients for our clinical trials or a delayed rate of enrollment would result in significant delays and could require us to abandon one or more clinical trials altogether.  We continue to enroll the SER-109 Phase 3 study for patients with recurrent CDI despite the widespread use of unapproved, FMT to treat CDI. As interference from this uncontrolled procedure has impacted the enrollment rate of our placebo-controlled clinical trial, we modified the study design with the goal of expediting clinical results. Enrollment delays in our clinical trials would result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

On February 7, 2019, following a strategic business review, we announced our new strategy to focus our resources on advancing our highest-priority, clinical-stage microbiome therapeutic candidates. As a result, we are concentrating on completing the SER-287 Phase 2b study in mild-to-moderate UC patients, obtaining results from the ongoing SER-109 Phase 3 study for recurrent CDI, advancing the SER-401 Phase 1b study, in collaboration with PICI and MD Anderson, to evaluate augmenting checkpoint inhibitor response in patients with metastatic melanoma and advancing SER-301 into clinical development. The success of this strategic shift will depend on our ability to successfully advance our therapeutic candidates, complete our ongoing studies, retain senior management or other highly qualified personnel, prioritize competing projects and efforts and obtain sufficient resources, including additional capital. Accordingly, there are no assurances our change in strategic focus will be successful, which may have an adverse effect on our results of operations and financial condition.

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

We will continue to incur costs as a result of being a public company, and our management will continue to devote substantial time to compliance initiatives and corporate governance practices.

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

The terms of our credit facility place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

On October 29, 2019, we entered into a loan and security agreement with Hercules for the Term Loan Facility. Under the Term Loan Facility, funds are available to us in three tranches. We received the first tranche of $25.0 million on October 29, 2019. Upon satisfaction of certain milestones, the second tranche will be available and will allow us to borrow an additional amount up to $12.5 million through March 15, 2021.  The third tranche, which allows us to borrow an additional $12.5 million, will be available upon Hercules’ approval on or prior to June 30, 2021. The Term Loan Facility is secured by a lien on substantially all of our assets, other than intellectual property. We also agreed not to pledge or secure our intellectual property to others.

The Term Loan Facility includes affirmative and negative covenants and events of default applicable to us.  The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage.  The negative covenants include, among others, restrictions on our transferring collateral, making changes to the nature of our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, engaging in transactions with affiliates. The Term Loan Facility also includes a liquidity covenant that commences either October 31, 2020, or December 31, 2020 based upon our satisfaction of certain performance milestones. Events of default include, among other things and subject to customary exceptions: (i) insolvency, liquidation, bankruptcy or similar events; (ii) failure to pay any debts due under the loan and security agreement with Hercules or other loan documents on a timely basis; (iii) failure to observe certain covenants under the loan and security agreement with Hercules; (v) occurrence of a material adverse effect; (vi) material misrepresentation by us; (vii) occurrence of any default under any other agreement involving material indebtedness; and (viii) certain material money judgments. If we default under the loan and security agreement, Hercules may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation.  Any declaration by Hercules of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 18.3 million shares of our common stock, as of September 30, 2019 have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, our loan and security agreement with Hercules Capital currently prohibits us from paying dividends on our equity securities, and any future debt agreements may likewise preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15

3.2	Amended and Restated Bylaws	8-K	001-37465	3.2	7/1/15

4.1	Amended and Restated Investors’ Rights Agreement, dated December 19, 2014, by and between the Registrant and each of the investors listed on Schedule A thereto	S-1	333-204484	4.1	5/27/15

10.1#	Employment Agreement, dated July 11, 2019, by and between the Registrant and Marcus Chapman					*

10.2#	Loan and Security Agreement, dated October 29, 2019, between the Registrant and Hercules Capital, Inc.	8-K	001-37465	10.1	11/4/19
10.3	Sublease Agreement dated July 1, 2019, by and between the Registrant and Flagship VL56, Inc. and Flagship VL58, Inc.					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Principal Financial and Accounting Officer					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERES THERAPEUTICS, INC.

Date: November 5, 2019	By:	/s/ Marcus Chapman
Marcus Chapman
Vice President, Finance and Principal Financial and Accounting Officer