Form 10-K
period 2019-12-31
Seres Therapeutics, Inc.
filed 2020-03-02
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-37465

Seres Therapeutics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-4326290
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

200 Sidney Street – 4th Floor Cambridge, Massachusetts	02139
(Address of Principal Executive Offices)	(Zip Code)

(617) 945-9626

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	MCRB	The Nasdaq Global Select Market

Securities Registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of the "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 28, 2019, was $132,300,726.

As of February 25, 2020, there were 71,071,068 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the sections in this report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•	our status as a clinical-stage company and our expectation to incur losses in the future;
•	our future capital needs and our need to raise additional funds;
•	our ability to build a pipeline of product candidates and develop and commercialize drugs;
•	our unproven approach to therapeutic intervention;
•	our ability to enroll patients in clinical trials, timely and successfully complete those trials and receive necessary regulatory approvals;
•	our ability to establish our own manufacturing facilities and to receive or manufacture sufficient quantities of our product candidates;
•	our ability to protect and enforce our intellectual property rights;
•	federal, state, and foreign regulatory requirements, including U.S. Food and Drug Administration regulation of our product candidates;
•	our ability to obtain and retain key executives and attract and retain qualified personnel;
•	our ability to successfully manage our growth; and
•	our ability to continue as a going concern.

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

Our approach to discovery and design is based on an iterative bedside-to-bench-to-bedside drug discovery strategy, i.e. reverse translation that leverages data on the human microbiome that we gather from clinical studies. From these clinical data, we identify the microbiological and functional differences between a healthy and a diseased microbiome, which we then use to design potential Ecobiotic microbiome therapeutics. After further in-lab preclinical testing, selected Ecobiotic microbiome therapeutic candidates are then studied in clinical trials. We apply a comparative genomic systems biology framework that leverages proprietary computational, microbiological and screening capabilities to design lead candidates that target the microbiological and functional deficiencies identified in the setting of human disease. We are able to apply this framework and experience to clinical data sets from published studies and those generated with our collaborators, as well as to the proprietary clinical data set we have generated through our clinical trials. We believe we can utilize our knowledge and data to design Ecobiotic microbiome therapeutics to treat various medical conditions. We also have advanced capabilities in pharmacokinetic and pharmacodynamic analytics, and the production and formulation of colonic bacteria as well as spore forms of bacteria into therapeutics. We believe that the combination of experience, proprietary data and proprietary know-how that comprise our microbiome therapeutics platform provides us with a competitive advantage in the design and development of microbiome therapeutics. Further, our approach and platform, which enable the design, testing, optimization, manufacturing and formulation of Ecobiotic microbiome therapeutic candidates, provide a framework that we believe can significantly reduce the time typically required to advance therapeutics to the clinic.

Using our microbiome therapeutics platform, we are focusing our resources on obtaining clinical results from our highest-priority, clinical programs in ulcerative colitis, or UC, a form of inflammatory bowel disease, or IBD, with SER-287, Clostridium difficile infection, or CDI, with SER-109, and our Phase 1b study with SER-401 in patients with metastatic melanoma, as well as our preclinical SER-301 program in UC.

The clinical development of SER-287 to treat UC, is supported by successful preclinical and clinical studies. Preclinical colitis animal models and in vitro screens provide evidence that SER-287 administration has the potential to reduce pathology and modulate inflammatory and immunological functional pathways.  Published clinical reports also suggest that modulation of the microbiome through repetitive fecal microbiota transplantation, or FMT may lead to meaningful clinical response in UC patients.

We completed our Phase 1b clinical study for SER-287, in subjects with active mild to moderate UC who were failing their current therapies.  The results of the SER-287 Phase 1b study, a randomized, double-blinded, placebo-controlled, multiple-dose, induction study enrolled patients with active mild-to-moderate UC, with Total Modified Mayo scores of 4 to 10 were positive. The study enrolled 58 subjects who exhibited pre-study disease activity despite on going treatment with standard-of-care therapeutics. SER-287 safety and tolerability was a primary study endpoint. The study showed no imbalance in adverse events in SER-287-treated patients as compared to patients treated with placebo and no drug-related serious adverse events were observed.

Analyses of microbiome data, a co-primary endpoint of the trial, showed that SER-287 induced regimen-dependent engraftment of SER-287 derived bacterial species into the colonic microbiome of patients treated with SER-287. Patients administered vancomycin pre-treatment followed by daily administration of SER-287 had the highest level of SER-287 engraftment, which was statistically significant. This patient cohort corresponded with the study arm where the most significant clinical benefits were observed, including clinical remission and endoscopic improvement. Differences in the composition of the microbiome post treatment were also associated with clinical remission. Bacterial engraftment signatures were durable throughout the dosing period of the trial and were also observed at four weeks post administration of the final SER-287 dose.  The pharmacologic impact of the SER-287 engraftment was supported by metabolomic and transcriptomic data. Analysis of metabolites and gene expression signatures associated with inflammation and immune modulation, showed correlations with remission in SER-287 treated subjects.

Based on these encouraging data from the Phase 1b trial, in December 2018, we initiated our Phase 2b trial, ECO-RESET, evaluating SER-287 in patients with active mild-to-moderate UC. Based on feedback obtained from the FDA on the SER-287 Phase 2b study design, we believe the study could serve as one of two required pivotal trials supporting potential future registration of SER-287. The Phase 2b study is a three-arm placebo-controlled trial of approximately 200 patients with active mild-to-moderate UC. Two groups of patients will receive different doses of SER-287, both following pretreatment with a short course of oral vancomycin. A third study arm will receive placebo. The study’s primary endpoint will evaluate clinical remission measured after 10 weeks of SER-287 administration. Endoscopic improvement will be measured as a secondary efficacy measure.  We expect to report top-line data in the second half of 2020.

Our Phase 3 clinical candidate, SER-109, is designed to rapidly and durably correct dysbiosis in the colonic microbiome in the setting of recurrent CDI. CDI is most often caused by the use of broad-spectrum antibiotics which create a dysbiosis of the microbiome, thus increasing susceptibility to infection by Clostridium difficile, or C. difficile, a spore forming bacterium. C. difficile expresses toxins leading to debilitating diarrhea in affected individuals, and which can also cause more severe outcomes, such as inflammation of the colon (colitis), toxic megacolon and death. The U.S. Centers for Disease Control, or CDC, has identified CDI as one of the top three most urgent antibiotic-resistant bacterial threats in the United States. It is the most common cause of hospital acquired infection in the United States and has overtaken methicillin-resistant Staphylococcus aureus, or MRSA in incidence of disease. CDI is responsible for the deaths of approximately 29,000 Americans each year. Based on an epidemiological study conducted by the CDC, the incidence of CDI in the United States was estimated to be 453,000 (95% confidence interval, 397,100 to 508,500) (Lessa et. al., Burden of Clostridium difficile Infection in the United States, New England J. of Medicine, 2015). While the epidemiological data are varied outside the United States due to the widespread use of antibiotics, CDI is a growing global disease. The standard of care for CDI is to treat with antibiotics. In many cases, antibiotic treatments may resolve the acute infection caused by C. difficile. However, these antibiotic treatments kill beneficial bacteria indiscriminately, inducing a dysbiosis of the microbiome and potentially making patients more susceptible to a recurrence of CDI. For those patients who experience a CDI recurrence, it is likely that dysbiosis of the microbiome is the proximal cause of disease. Published data suggests that the risk of recurrence is approximately 25% after the primary CDI, 40% after a first recurrence and as high as 60% for those experiencing two or more recurrences.

SER-109 is a donor-derived, purified bacterial spore-based microbiome therapeutic candidate consisting of over 50 bacterial species purified from healthy donor stool. Our SER-109 manufacturing process includes inactivation and clearance steps designed to eliminate potential pathogens. SER-109 is designed to prevent further recurrences of CDI in patients with a history of multiple infections by restructuring the dysbiotic microbiome to a state that resists C. difficile colonization and growth.

We have been enrolling a double-blind, placebo-controlled SER-109 Phase 3 study, ECOSPOR III, in 188 subjects with multiply recurrent CDI. All patients entering ECOSPOR III must have tested positive for C. difficile toxin, as recommended by the Infectious Diseases Society of America guidelines (McDonald Clin Infect Dis 2018). This inclusion criterion was implemented in an effort to ensure enrollment of only patients with active CDI and to ensure accurate diagnosis of the study endpoint. The on-going study is designed to evaluate patients for 24 weeks with the primary endpoint of comparing the C. difficile recurrence rate in subjects who receive SER-109 verses placebo at up to eight weeks after dosing.  The size and powering calculations of the study are informed by prior SER-109 study results, published CDI trial data utilizing toxin testing, and preliminary blinded and open label CDI recurrence rate data from the ongoing ECOSPOR III study. Toxin testing is required for patients in ECOSPOR III at both study entry and at the time of suspected recurrence in an effort to ensure optimal diagnostic accuracy of active infection, as recommended by the Infectious Diseases Society of America. We believe the use of toxin testing for all subjects in the study is essential to ensure valid, interpretable study results.

Based on prior discussions with the FDA, we believe this study, if successful, has the potential to be a single pivotal study supporting product registration. However, this would depend on the strength of the data and it is also possible that additional safety data may be required. We expect to report top-line data in mid-2020.

We are also advancing our next generation, rationally-designed, fermented microbiome drug discovery capabilities, focusing on advancing SER-301, a therapeutic candidate for UC. We have finalized the composition for SER-301. The bacterial strains included in SER-301 were informed by our human clinical study results designed using our reverse translation capabilities as well as preclinical mechanistic studies. We have established various capabilities to enable the development of rationally designed microbiome therapeutics including metagenomic and metabolomic profiling, use of curated reference computational databases and proprietary in silico algorithms for drug design, an extensive proprietary bacterial library, advanced manufacturing processes, and capabilities to conduct pharmacokinetics and pharmacodynamics analyses in clinical studies. We have initiated clinical development activities for SER-301. We plan to conduct the initial clinical study in Australia and New Zealand and, if authorized by the local regulatory agencies to initiate the study, we expect to begin enrolling subjects later in 2020.

We are also developing SER-401 for use with checkpoint inhibitors, or CPIs, in patients with solid tumors to enhance efficacy and improve survival. SER-401 is a microbiome therapeutic candidate sourced from healthy individuals who have been identified to have a microbiome signature that is similar to that observed in cancer patient responders to CPIs. CPIs block the mechanisms by which cancers evade detection and destruction by the immune system.  Observational studies of humans by a group led by our collaborator, Dr. Jennifer Wargo of MD Anderson Cancer Center, or MD Anderson, suggest that microbiome composition impacts response to CPIs. This has been supported by mouse model studies conducted by us and at MD Anderson that show that colonization with human responder microbes affected tumor response to CPI treatment, versus mice colonized with CPI non-responder microbes. These effects are thought to be a result of a specific microbiome “signature” enriched in certain members of the Firmicutes phylum of bacteria. We are working in collaboration with MD Anderson and the Parker Institute for Cancer Immunotherapy, or the Parker Institute, to evaluate the potential of SER-401. Based upon this signature, and to modulate the immunological tone of subjects to improve response in patients with metastatic melanoma to CPI treatment. MD Anderson granted Seres an exclusive option, with pre-defined financial terms, to license intellectual property rights from them related to the use of bacteria in combination with CPIs. In collaboration with the Parker Institute and MD Anderson, we initiated a Phase 1b study of SER-401 in patients with metastatic melanoma.  Patients will be treated with either CPI alone, or in combination with SER-401, and observed for biomarkers of response to CPI and tumor regression. We expect preliminary results in the second half of 2020.

We have finalized the composition for SER-155, a rationally designed, fermented microbiome therapeutic candidate to correct dysbiosis in patients undergoing allogeneic hematopoietic stem cell transplant, or allo-HSCT, or solid organ transplants. This preclinical program is based in part on published clinical evidence from our collaborators at Memorial Sloan Kettering Cancer Center showing that allo-HSCT patients with dysbiosis are significantly more likely to die due to infection and/or lethal graft versus host disease, or GvHD. In November 2017, we were awarded a highly competitive grant from Combating Antibiotic-Resistant Bacteria Accelerator, or CARB-X, to support continued preclinical research and early development work for SER-155. In 2019, Seres was awarded additional funding from CARB-X to support continued preclinical development and early clinical development of SER-155, including support through investigational new drug application, or IND, and Phase 1b evaluation. The CARB-X grant provides us with up to $4.8 million of funding for research, manufacture, and IND, with potential for an additional $7.0 million for phase 1b development, upon completion of milestones.

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

Advancing our Programs

•

Continuing clinical development of SER-287 for the treatment of UC. The clinical development of SER-287 to treat UC is supported by both clinical and preclinical studies in multiple animal models of colitis that provide evidence that SER-287 administration may result in reduced inflammation.  Published clinical reports suggest that modulation of the microbiome through repetitive FMT may lead to meaningful clinical response in certain UC patients. In December 2015, we initiated a Phase 1b clinical trial evaluating SER‐287 in patients with mild‐to‐moderate UC who were failing current therapies. In October 2017, we announced positive top-line results from our Phase 1b clinical trial of SER-287 in patients with UC. The SER-287 Phase 1b study, a randomized, double-blinded, placebo-controlled, multiple-dose, induction study enrolled patients with active mild-to-moderate UC, with Total Modified Mayo scores of 4 to 10. The study enrolled 58 patients at 20 sites across the United States. Study subjects exhibited pre-study disease activity despite use of current therapies in a majority of subjects, which included 5-amino-salacylic acid, low dose corticosteroids, or immunomodulatory therapy. Based on the encouraging data from the Phase 1b trial, in December 2018, we initiated our Phase 2b trial, ECO-RESET, evaluating SER-287 in patients with active mild-to-moderate UC. Based on feedback obtained from the FDA on the SER-287 Phase 2b study design, the study could serve as one of two required pivotal trials supporting potential future registration of SER-287. The Phase 2b study is a three-arm placebo-controlled trial of approximately 200 patients with active mild-to-moderate UC. Two groups of patients will receive different doses of SER-287, both following pretreatment with a short course of oral vancomycin. A third study arm will receive placebo. The study’s primary endpoint will evaluate clinical remission measured after 10 weeks of SER-287 administration. Endoscopic improvement will be measured as a secondary efficacy measure.  SER-287 has been awarded Orphan Drug Designation designation for pediatric UC.

•

Advancing the development of our lead product candidate, SER-109, for the prevention of further recurrences of CDI in patients with recurrent CDI. SER-109 has been granted both Orphan Drug and Breakthrough Therapy designation by the FDA for the treatment of CDI. Breakthrough Therapy designation provides for intensive guidance from the FDA in an effort to expedite the drug development process. In our randomized, double-blind, placebo-controlled Phase 2 clinical study, 44% of subjects (26 of 59) who received SER-109 experienced a recurrence at the 8-week endpoint compared to 53% of subjects (16 of 30) who received placebo, a result that was not statistically significant. Based on a detailed analysis of clinical, microbiome and CMC factors that may have contributed to the outcome of this study, as well as our earlier Phase 1b/2 clinical study and following discussions with the FDA, our phase 3 SER-109 clinical study is intended to enroll 188 patients with multiply recurrent CDI. Study participants are being randomized 1:1 between SER-109 and placebo and receiving a total dose that is approximately 10-fold higher than in the Phase 2 study, administered over three consecutive days. All patients entering ECOSPOR III must have tested positive for C. difficile toxin. This inclusion criterion was implemented in an effort to ensure enrollment of only patients with active CDI and to ensure accurate diagnosis of the study endpoint. We believe the use of toxin testing is essential to ensure valid, interpretable study results.

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

•

Developing SER-301 for the treatment of IBD. We are developing SER-301, a rationally designed, fermented, Ecobiotic microbiome therapeutic candidate for the treatment of IBD leveraging pharmacokinetic and pharmacodynamic data from our SER-287 clinical trial, our knowledge of modulation of dysbiosis seen in patients with UC, as well as insights from our SER-262 clinical study.

•

Developing SER-155 to correct dysbiosis in patients undergoing allo-HSCT.  We have finalized the composition for SER-155, a rationally designed, fermented microbiome therapeutic candidate to correct dysbiosis in patients undergoing allogeneic hematopoietic stem cell transplant (or allo-HSCT) or solid organ transplants.

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

Our Microbiome Therapeutics Platform

We have developed the leading microbiome therapeutics platform which we believe enables us to apply our capabilities to efficiently identify, manufacture and develop novel microbiome therapeutics for serious human diseases. We use reverse translation, the practice of driving discovery based on human data sets to improve the translatability of a preclinical program.  Specifically, we start with data sets from both healthy subjects and patients to delineate at high-resolution the composition of the microbiome and physiological state of subjects and identify specific signatures in the microbiome that associate with disease or the onset of disease; these in-human insights are leveraged in preclinical drug design and development.

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

Disease Overview and Our Product Pipeline

We believe our Ecobiotic microbiome therapeutic candidates represent a novel approach with potential application across a broad range of human diseases.  SER-287 is under development for the treatment of active mild-to-moderate UC and has completed a Phase 1b study in the United States. SER-287 has been designated an Orphan Drug for pediatric UC by the FDA. We have designed SER-301, a rationally-designed, fermented Ecobiotic microbiome therapeutic candidate, for the treatment of UC.  Our most advanced drug development program, SER-109, focuses on recurrent CDI. SER-109 has been designated as a Breakthrough Therapy and an Orphan Drug by the FDA. Based on feedback received from the FDA, we are conducting a Phase 3 SER-109 clinical study in approximately 188 patients with multiply recurrent CDI. We are designing SER-401 for combination therapy with immune CPIs in cancer. We have also conducted early stage research on potential Ecobiotic microbiome therapeutic candidates for the treatment of metabolic disorders, such as early-stage, non-insulin dependent diabetes, NASH, and metabolic syndrome. Research in these indications is focused on developing Ecobiotic drugs that address specific functional defects in the microbiome, including the specific metabolic products made by the microbes.  We believe this approach may enable pursuit of a range of disorders including various forms of liver disease and rare genetic diseases of metabolism.

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

The pathogenesis of UC is unclear but thought to arise from an aberrant immune response to a change in the colonic environment in a genetically susceptible individual. The key features of UC include diffuse mucosal inflammation in a continuous pattern starting distally in the rectum to more proximal disease in the left colon to pancolitis.

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

Current medical therapies for the treatment of UC suppress the immune system rather than reduce the triggers of immune activation. We believe there remains an unmet need for safer agents with novel non-immunosuppressive mechanisms of action. Moreover, alternative therapy is needed for patients with mild-to-moderate UC who experience frequent flares or are intolerant to the aminosalicylate class of medication or where there are safety concerns relating to the use of immunomodulator or steroid therapy.

SER-287

Given the dysbiosis seen in UC patients, studies have explored the use of FMT to treat UC. (Angelberger et al., 2013; Colman and Rubin, 2014; Kump et al., 2013; Kunde et al., 2013; Moayyedi et al., 2015; Paramsothy et al., 2017; Costello SP et al JAMA 2019). Early reports of enhanced clinical remission and endoscopic improvement with repetitive FMT compared to placebo motivated the preclinical development and clinical testing of SER-287. SER-287 is a donor-derived, microbiome therapeutic candidate composed of the spore-forming fraction of the intestinal microbiota that is underrepresented in UC patients. We initiated our Phase 1b clinical study in December 2015 in subjects with mild-to-moderate UC to evaluate the safety and efficacy of SER-287 added to standard of care treatment. This SER-287 Phase 1b study, a randomized, double-blinded, placebo-controlled, multiple-dose, induction study enrolled patients with active mild-to-moderate UC, with Total Modified Mayo scores of 4 to 10. The study enrolled 58 patients at 20 sites across the United States. Study subjects exhibited pre-study disease activity despite use of current therapies in a majority of subjects, which included 5-ASA, low dose corticosteroids, or immunomodulatory therapy.  Three SER-287 drug product lots, based on human donor material obtained from three separate individuals, were used in the Phase 1b study.

The primary endpoints of the study were to evaluate the safety and tolerability of SER-287, compare the change in the microbiome composition versus placebo and determine engraftment of SER-287 bacteria following SER-287 treatment. The study evaluated clinical response, complete remission, and endoscopic improvement, as well as metabolomic and immunological findings.

In October 2017, we announced positive top-line results from our Phase 1b clinical trial of SER-287 in patients with UC. Study results showed no imbalance in adverse events in SER-287 treated patients, as compared to patients treated with placebo. No drug related serious adverse events were observed.

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

This study was designed to provide evidence of safety of SER-287 compared to placebo for the UC population, describe the changes in the microbiome as a result of treatment with SER-287 and provide potential predictive biomarkers for future studies. UC is characterized by a decrease in microbial diversity and richness, with a lower prevalence of spore-forming organisms within the phylum Firmicutes. Preliminary data using repetitive enema FMT suggest that microbial interventions can affect clinical outcomes in UC, and this study evaluated whether the ecology of bacterial spores in SER-287 could correct the dysbiosis in UC, increase microbial diversity and safely lead to a clinical response in UC patients with mild-to-moderate disease.

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

SER-287 was observed to be well-tolerated in all treatment arms, showing a safety profile consistent with the placebo arm.  The safety profile, when evaluating GI AEs, showed an improvement in the vancomycin/SER-287 treatment arm compared to vancomycin/placebo and the vancomycin/SER-287 weekly treatment arms.

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

Microbiome results showed engraftment of SER-287-derived bacterial species in patients pre-treated with vancomycin who received SER-287. The degree of SER-287 engraftment, as measured by the number of detectable SER-287-derived bacterial species, increased in a dose-dependent manner, with daily dosing providing the most rapid and robust change in patients’ microbiome. Engraftment was maintained during the entire dosing period and was observed four weeks after the last dose of SER-287 was administered. Thus, engraftment was durable. Changes in the composition of the GI microbiome were associated with clinical remission and further associated with changes in stool metabolite and intestinal biopsy gene expression signatures associated with inflammation and immune modulation. Vancomycin pre-treatment, as compared to placebo pre-treatment, led to an immediate reduction of microbiome diversity followed by rapid and robust engraftment of SER-287-derived bacterial species. These data suggest that vancomycin pre-treatment opens ecological niches for SER-287 engraftment in the human microbiome of patients with UC.

Phase 2b Clinical Study Design

Based on feedback from the FDA, we believe that the results from the SER-287 Phase 2b ECO-RESET study in conjunction with data from a second pivotal study designed to also evaluate maintenance, could enable submission of a SER-287 Biologics License Application.

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

SER-301

SER-301 has been being rationally designed by utilizing our reverse translational platforms to incorporate learnings from our SER-287 clinical study, as well as our SER-262 clinical study.  We have identified specific bacterial species that engraft and are associated with clinical remission, and further we have identified metabolic products made by these bacteria that have correlated with clinical efficacy.  We also have gene expression data from patient gut mucosal biopsies showing which genes and pathways are favorably altered by SER-287 treatment.  All of these data have been leveraged in the design of SER-301. We have initiated clinical development activities for SER-301. We plan to conduct the initial clinical study in Australia and New Zealand and, if authorized by the local regulatory agencies to initiate the study, we expect to begin enrolling subjects later in 2020.

CDI Overview and SER-109

Clostridium difficile Infection

C. difficile is a Gram-positive, toxin-producing, spore forming bacterium that may cause debilitating diarrhea in infected individuals, but can also lead to more severe outcomes, such as inflammation of the colon, or colitis, toxic megacolon and death. C. difficile bacteria express toxins that disrupt the structural architecture of cells causing leakage of fluids through the GI epithelium. The cells disrupted by these toxins eventually undergo apoptosis and die, disrupting the epithelial barrier and exposing the immune system to inflammatory stimuli, severe and persistent diarrhea and, in the most serious cases, death.

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

Current and developing treatment alternatives and their limitations

Patients with CDI utilize antibiotics, unapproved FMT and over-the-counter probiotics, and antibodies. Several therapeutic vaccines and drugs are also being developed.

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

Fecal microbiota transplantation.  FMT, also known as a stool transplantation, is an unapproved procedure during which donated stool, including fecal microbes, is typically instilled via colonoscopy into a patient with CDI. We believe that the efficacy of FMT, which has resulted in cure rates for recurrent CDI of 81% in a randomized controlled study reported in 2013 in the New England Journal of Medicine, supports the role of dysbiosis as a cause of CDI recurrence. However, FMT presents several challenges for effective treatment of the disease. FMT has the potential to transmit infectious or allergenic agents between hosts, involves the transmission of hundreds of unknown strains of bacteria, fungi, viruses and potentially parasites from donor to subject, and is difficult to perform on a mass scale. In November 2019 the FDA held a public hearing to obtain input on the use of FMT to treat Clostridium difficile infection not responsive to standard therapies.  Presentations were made by the academic community and development companies regarding the current and future use of FMT.  Our presentation at the meeting focused on the accurate assurance of the diagnosis of CDI – specifically the necessity to use toxin testing.  In January, 2020, we submitted comments to the docket for the meeting that recommended: 1) increased scrutiny and regulation of unapproved, commercially available FMT that does not comply with IND requirements; 2) implementation of guidance for establishing safety of source materials for all microbiome products; and 3) safety and efficacy of all microbiome products to reduce recurrent CDI must be based on adequate and well controlled clinical trials including accurate assurance of diagnosis of the disease state – specifically toxin testing.

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

SER-109

SER-109 is a donor-derived, purified bacterial spore-based microbiome therapeutic candidate consisting of over 50 bacterial species purified from healthy donor stool. Our SER-109 manufacturing process includes inactivation and clearance steps designed to eliminate potential pathogens. SER-109 is designed to prevent further recurrences of CDI in patients with recurrent CDI by restructuring the dysbiotic microbiome to a state that resists C. difficile growth and colonization. In our open label Phase 1b/2 clinical study of SER-109, we evaluated the effect of treatment with SER-109 in patients with three or more occurrences of CDI in a 12-month period. Of the 30 patients enrolled in the trial, 87% of patients (26 of 30) met the predefined endpoint and 97% (29 of 30), achieved a clinical cure, which we defined as the absence of CDI requiring antibiotic treatment during the eight-week period after SER-109 dosing. A subsequent randomized, double-blind, placebo-controlled Phase 2 clinical study was conducted in 89 subjects to evaluate the safety, tolerability and efficacy of SER-109 in adults with recurrent CDI.  In that study, 44% of subjects (26 out of 59) who received SER-109 experienced a recurrence at the 8-week endpoint compared to 53% of subjects (16 out of 30) who received placebo, a result that did not show a statistically significant difference between the two treatment arms.  SER-109 was generally safe and well tolerated in both the Phase 1b/2 and Phase 2 clinical studies. In each study we also performed an analysis of the microbiome using next-generation sequencing technology and microbiological analysis. These studies demonstrated a re-establishment of keystone organisms and a rapid increase in bacterial diversity, which enable the restoration of the microbiome to a healthy state.

SER-109 is formulated as oral capsules for administration after completion of antibiotic treatment. Four capsules of SER-109 is comprised of about 30 million SCFU that are delivered in four oral capsules. The spores in SER-109 are intended to germinate in the GI tract and compete for the same nutrients required by C. difficile.

Phase 1b/2 clinical study design. The Phase 1b/2 clinical study was a two-part trial designed to evaluate the safety and efficacy of SER-109 in 30 patients with recurrent CDI. Part 1 of the study evaluated a single dose of SER-109 administered orally in 30 capsules over two days, with a dose that varied between 3 x 107 and 2 x 1010 spores. Part 2 of the study evaluated a single dose of SER-109 administered orally in a range of one to 7 capsules over one day. The target dose in Part 2 was 1x108 spores per dose, which was approximately 17-fold lower than the mean dose in Part 1.

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

Phase 2 clinical study design. The Phase 2 clinical study was a randomized, double-blinded, placebo-controlled, parallel-group two arm trial that enrolled a total of 89 patients with a history of multiply-recurrent CDI, defined as 3 or more CDI episodes within 9 months. Subjects were randomized at a 2:1 ratio with 59 subjects receiving SER-109 and 30 subjects receiving placebo. SER-109 was administered orally as a single dose of 108 bacterial spores, following the completion of antibiotic treatment for CDI. The study was conducted at 36 centers across the United States. The primary endpoint was the absence of recurrence of C. difficile positive diarrhea requiring antibiotic treatment up to 8 weeks following treatment with SER-109 or placebo.

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

The most commonly reported AEs in both the SER-109 and placebo arms were in the GI category, and were diarrhea (25% vs 14%), abdominal pain (22% vs 14%), flatulence (12% vs 3%), and nausea (10% vs 10%), for SER-109 and placebo, respectively. No drug-related SAEs were observed. The SER-109 analyses were shared with the FDA. Based on feedback received from the FDA, a new Phase 3 SER-109 clinical study in patients with multiply recurrent CDI was initiated. Study participants are randomized 1:1 between SER-109 and placebo and receive a total dose that is approximately 10-fold higher than in the Phase 2 study, administered over three consecutive days. Diagnosis of CDI for both study entry and for endpoint analysis is confirmed by C. difficile cytotoxin assay, compared to the first Phase 2, where most patients were diagnosed by polymerase chain reaction, or PCR. The primary endpoint will compare the C. difficile recurrence rate in subjects who receive SER-109 verses placebo at up to eight weeks after dosing. The FDA has stated that this trial may qualify as a pivotal study with achievement of a persuasive clinical effect and addressing FDA requirements, including clinical and statistical factors, an adequately sized safety database, and certain CMC parameters.

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

The key factors include:

•	The diagnostic test for entry may not have differentiated subjects with active CDI disease from those with other disease but who had C. difficile carriage (e.g., irritable bowel syndrome);
•	The diagnostic test for CDI recurrence during the study (the primary endpoint) overestimated recurrences, as PCR was the most common test performed;
•

The difference in recurrence rates by age in the placebo arm was confounded by the small number of placebo subjects (30) and the likely inclusion of subjects with irritable bowel syndrome rather than recurrent CDI;

•

The safety profile of SER-109, which may include diarrhea in the first week following dosing, led to SER-109 subjects presenting for evaluation of recurrence at a time when they were likely to be colonized with C. difficile leading to mistaken diagnosis of recurrent CDI; and

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

Phase 3 clinical study design. In June 2017 we initiated a Phase 3 clinical study of SER-109 in patients with multiply recurrent CDI. Study participants are being randomized 1:1 between SER-109 and placebo. Diagnosis of CDI for both study entry and for endpoint analysis utilizes a C. difficile cytotoxin assay, compared to the Phase 2 clinical study, where most patients were diagnosed by PCR. Patients in the SER-109 arm receive a total SER-109 dose, administered over three days, approximately 10-fold higher than the dose used in the Phase 2 clinical study. The study evaluates patients for 24 weeks and the primary endpoint is to compare the C. difficile recurrence rate in subjects who receive SER-109 verses placebo at up to eight weeks after dosing. CDI recurrence is defined as diarrhea (>3 unformed bowel movements/day for 2 or more consecutive days), a positive CDI toxin test, and the decision by the primary investigator that antibiotic treatment is warranted. The study is being conducted at approximately 100 sites in the United States and Canada.

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

SER-155

We have finalized the composition for SER-155, a rationally designed, fermented microbiome therapeutic candidate to correct dysbiosis in patients undergoing allogeneic hematopoietic stem cell transplant (or allo-HSCT) or solid organ transplants. This preclinical program is based in part on published clinical evidence from our collaborators at Memorial Sloan Kettering Cancer Center showing that allo-HSCT patients with dysbiosis are significantly more likely to die due to infection and/or lethal graft versus host disease, or GvHD. In November 2017, we were awarded a highly competitive grant from CARB-X to support continued preclinical research and early development work for SER-155. In 2019, Seres was awarded additional funding from CARB-X to support continued preclinical development and early clinical development of SER-155, including support through IND filing and Phase 1b evaluation. The CARB-X grant provides us with up to $4.8 million of funding for research, manufacture, and IND application, with potential for an additional $7.0 million for phase 1b development, upon completion of milestones.

Sales and Marketing

If SER-109 is approved in the United States and Canada, we believe it can be commercialized with a focused specialty sales force of 100 or fewer sales representatives that will target gastrointestinal and infectious disease physicians, which are the two primary groups of physicians who treat multiply recurrent CDI patients. In preparation for ECOSPOR III study results scenarios and potential regulatory submissions, we have initiated commercial readiness activities that include: C. difficile market assessments, publication and presentation planning, stakeholder and advocacy relationship mapping, and initiation of payer and reimbursement strategic planning.

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

We currently have a 10,000 square foot cGMP manufacturing facility at our headquarters where we conduct cGMP manufacture of Ecobiotic therapeutic candidates to support drug substance and drug product for early phase and small-scale clinical supplies and with the ability to perform both drug substance and drug product manufacturing for early and late-phase clinical development and at larger scales of operation. We may establish further manufacturing facilities that will serve late-phase clinical and commercial supply for our product candidates. We may do this by expanding our current facilities, or by purchasing or building additional facilities. We also use contract manufacturing and testing organizations to supplement our internal capacity.

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

To date, we have received $70.0 million in development milestones under the License Agreement.

In March 2019, we entered into a Research Collaboration and Option Agreement, or the Research Agreement, with MedImmune, LLC, a wholly owned subsidiary of AstraZeneca Inc., or AstraZeneca. Pursuant to the Research Agreement, we and AstraZeneca agreed to conduct certain research and development activities with the goal of advancing the mechanistic understanding of the microbiome in augmenting the efficacy of cancer immunotherapy, including potential synergy with AstraZeneca compounds in accordance with a mutually agreed research plan. AstraZeneca has agreed to bear all costs of conducting its activities under the Research Agreement and to reimburse us for certain of our costs incurred under the Research Agreement. Additionally, AstraZeneca has agreed pay to us a total of $20.0 million in three equal installments, the first of which we received in April 2019, the second of which we received in December 2019 and third of which becomes due in January 2021. We granted AstraZeneca the exclusive option to negotiate certain exclusive license rights. If AstraZeneca exercises an option, we have agreed to enter into good faith negotiations with them for terms and conditions of such license agreement for a specified time period.

In October 2019, we entered into a loan and security agreement with Hercules, pursuant to which a term loan in an aggregate principal amount of up to $50.0 million, or the Term Loan Facility, is available to us in three tranches. We received the first tranche of $25.0 million upon signing the agreement on October 29, 2019. Upon satisfaction of certain milestones, the second tranche will be available and will allow us to borrow an additional amount up to $12.5 million through March 15, 2021.  The third tranche, which allows us to borrow an additional $12.5 million, will be available upon Hercules’ approval on or prior to June 30, 2021.

In November 2019, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $25,000,000, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent.

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

BLA Submission and FDA Review

The results of preclinical studies and clinical trials, together with other detailed information, including extensive manufacturing information and information on the composition of the biologic, are submitted to the FDA in the form of a BLA requesting approval to market the biologic for one or more specified indications. The submission of a BLA requires payment of a substantial user fee unless a waiver is granted. However, an orphan-designated product, such as our SER-109, is not subject to an application user fee unless the human drug application includes an indication other than the rare disease or condition for which the product candidate has orphan designation. Each BLA submitted to the FDA is reviewed for administrative completeness and reviewability within 60 days of the FDA’s receipt of the application. If the BLA is found to be complete, the FDA will file the BLA, triggering a full review of the application. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission.

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

The False Claims Act, or FCA, imposes liability on persons who, among other things, knowingly present or cause to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government, knowingly make, use, or cause to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or knowingly make a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. Actions under the FCA may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the FCA can result in significant monetary penalties and treble damages. The federal government is using the FCA, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the country, for example, in connection with the promotion of products for unapproved uses and other sales and marketing practices. The government has obtained multi-million and multi–billion-dollar settlements under the FCA in addition to individual criminal convictions under applicable criminal statutes. In addition, companies have been forced to implement extensive corrective action plans and have often become subject to consent decrees or corporate integrity agreements, severely restricting the manner in which they conduct their business. Given the significant size of actual and potential settlements, it is expected that the government authorities will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The ACA, among other things, imposed new reporting requirements through the Physician Payments Sunshine Act on certain manufacturers of drugs covered by a federal healthcare program for payments made by them to physicians and teaching hospitals, as well as ownership and investment interests held by physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals beginning in 2022 and their immediate family members. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Manufacturers must submit reports by the 90th day of each calendar year. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians, and pricing information and marketing expenditures.

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

There have been judicial and Congressional challenges to certain aspects of the ACA, as well as efforts to repeal or replace certain aspects of the ACA. For example, the Tax Cuts and Jobs Act was enacted, which, among other things, removes the penalties for not complying with the ACA’s individual mandate to carry health insurance.  On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the district court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, subsequent appeals, if any, and other efforts to challenge, repeal or replace the ACA will impact the ACA or our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In For example, the Budget Control Act of 2011, enacted in August 2011, among other things, included reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical and biological products. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Adoption of other new legislation at the federal or state level could further limit reimbursement for pharmaceuticals, including our product candidates if approved.

Data Privacy and Security

We may also be subject to U.S. federal and state and foreign health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. In the U.S., HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule.

In addition, certain state govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California recently enacted legislation, the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context.

Employees

On February 7, 2019, we announced corporate changes to focus our resources. We are now concentrated on completing the SER-287 Phase 2b study in mild-to-moderate UC, obtaining results from the ongoing SER-109 Phase 3 study for recurrent CDI and advancing the SER-401 Phase 1b study, in collaboration with the Parker Institute and MD Anderson, to evaluate augmenting CPI response in patients with metastatic melanoma. We will also continue to pursue clinical development of SER-301, a rationally-designed microbiome therapeutic candidate for UC, leveraging learnings obtained from our prior clinical study results.  In connection with the prioritization of these therapeutic candidates, we made changes to our management team and reduced headcount by approximately 30 employees.

As of December 31, 2019, we had 108 full-time permanent employees. Fifteen employees work in administration and operations and 93 work in research and development. A portion of our personnel costs are reimbursable under our Research Agreement with AstraZeneca and our grant from CARB-X.

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

Risks Related to Our Financial Position and Need for Additional Capital

We are a development-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability. As a result of our recurring losses from operations and negative cash flows from operations, there is substantial doubt about our ability to continue as a going concern.

Since inception, we have incurred significant operating losses. Our net loss was $70.3 million for the year ended December 31, 2019, $98.9 million for the year ended December 31, 2018, and $89.4 million for the year ended December 31, 2017. As of December 31, 2019, we had an accumulated deficit of $459.6 million. To date, we have financed our operations through the public offerings of our common stock, private placements of our preferred stock, payments under our collaboration agreements, and loan financing. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We have not completed development of any of our product candidates, which we call Ecobiotic microbiome therapeutics, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future.  We anticipate that our expenses may increase substantially as we:

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

As discussed in Note 1 of the consolidated financial statements included in this Annual Report under Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), or, ASC 205-40, we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. Under ASC 205-40, this evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Since we currently anticipate that our existing financial resources will enable us to meet forecasted operating plans into the second quarter of 2021, we have determined that our cash runway along with our accumulated deficit, history of losses, and future expected losses meet the ASC 205-40 standard for raising substantial doubt about our ability to continue as a going concern. We may not be successful in our mitigation efforts, which primarily consist of raising additional capital through some combination of equity or debt financings, and/or potential new collaborations and reducing cash expenditures. Our plans concerning these matters are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations -  Liquidity and Capital Resources” of this Annual Report on Form 10-K. Lack of necessary funds may require us, among other things, to delay, scale back, or eliminate some or all of our planned clinical trials. Our future is dependent on our ability to execute our plans successfully or otherwise address these matters. If we fail to do so for any reason, we would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code.

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

We expect that our cash, cash equivalents and investments as of December 31, 2019 will be sufficient to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of 2021, subject to compliance with the conditions and covenants of our Loan and Security Agreement with Hercules Capital, Inc. This estimate excludes net cash flows from future business development activities. In addition, the specifics of existing and future clinical trial activities could impact capital requirements and cash projections. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Our inability to enroll a sufficient number of patients for our clinical trials or a delayed rate of enrollment would result in significant delays and could require us to abandon one or more clinical trials altogether.  We continue to enroll the SER-109 Phase 3 study for patients with recurrent CDI despite the widespread use of unapproved, FMT to treat CDI. As interference from this uncontrolled procedure has impacted the enrollment rate of our placebo-controlled clinical trial, we modified the study design with the goal of expediting clinical results. Enrollment delays in our clinical trials result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

The size of our ongoing Phase 3 trial of SER- 109 may make it make it necessary to conduct an additional clinical trial of SER-109 to generate sufficient safety and efficacy data to allow us to gain approval of SER-109.

The FDA has previously indicated that an ECOSPOR III trial could be sufficient to allow us to file a BLA for SER-109 if the trial demonstrated a sufficient level of statistical significance. The trial size of 188 patients may not demonstrate the heightened level of statistical significance required by the FDA. The FDA has also indicated that it may require additional confirmatory evidence of efficacy for approval, which may include conducting a second Phase 3 study prior to seeking approval of SER-109. Moreover, we may also be required to treat additional patients with SER-109 in order to generate a sufficient safety database to allow us to seek approval of SER-109. The need to conduct additional clinical trials of SER 109 and any delay in gaining regulatory approval of SER-109 would increase our development costs and could cause the value of our company to decline and limit our ability to obtain additional financing.

Interim “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, top-line or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line or preliminary data we previously published. As a result, top-line and preliminary data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, top-line or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

•

the False Claims Act, imposes, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

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

•

the federal Physician Payment Sunshine Act requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals beginning 2022 and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; manufacturers are required to submit reports to the government by the 90th day of each calendar year;

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to our business practices, including but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, pricing information or marketing expenditures; and

•

state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. By way of example, the California Consumer Privacy Act, or CCPA, effective January 1, 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. In Europe, the General Data Protection Regulation, or GDPR, which went into effect in May 2018, introduces strict requirements for processing the personal data of European Union data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater.

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. For example, the Tax Cuts and Jobs Act of 2017 was enacted, which, among other things, repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. It is unclear how these decisions, subsequent appeals, if any, and other efforts to challenge, repeal or replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, enacted in August 2011, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain.

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

Our patent portfolio currently includes 21 active patent application families (which includes an option to license IP from MD Anderson and exclusive licenses to Memorial Sloan Kettering Cancer Center IP). Of these, 13 applications have been nationalized and 1 is pending at the provisional stage. While we have obtained 13 issued U.S. patents to date, we cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents or our current patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, we are pursuing claims to therapeutic, binary compositions of certain bacterial populations. Any claims that may issue may provide coverage for such binary compositions and/or their use. However, such claims would not prevent a third party from commercializing alternative compositions that do not include both of the bacterial populations claimed in pending applications, potential applications or patents that have or may issue. There can be no assurance that any such alternative composition will not be equally effective. Further, given that our SER-109 product candidate is a complex composition with some variation from lot-to-lot and that, likewise, third-party compositions may have similar complexity and variability, it is possible that a patent claim may provide coverage for some but not all lots of a product candidate or third-party product. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.

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

Also, on February 7, 2019, we announced the restructuring of our executive team and a reduction in our workforce by approximately 30 percent. The positions eliminated were primarily related to research, manufacturing, and general and administrative services. Following the reduction in workforce we believe we are appropriately resourced to continue executing on our current strategy. However, our workforce may not be sufficient to fully execute our strategic shift, and we may not be able to effectively retain the management or personnel needed to fully implement our strategy. Our restructuring and reduction in workforce activities may also result in unexpected risks or costs, such as employee claims and contractual disputes, and the risk that the actual financial and other impacts of the reductions could vary materially from the outcomes anticipated, which may have a material adverse effect on our results of operations or financial condition.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses, particularly after we are no longer an emerging growth company or a smaller reporting company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to maintain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

We currently have limited international operations, but our business strategy incorporates potentially expanding internationally if any of our product candidates receive regulatory approval. We currently conduct clinical studies in Canada and intend to begin conducting clinical studies in Australia and New Zealand. We may conduct clinical studies in other countries as well. We currently plan to rely on collaborators, including NHS, to commercialize certain approved products outside of North America. Doing business internationally involves a number of risks, including but not limited to:

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

Despite the implementation of a formal, comprehensive cyber-security program, our internal computer systems and data and those of our current and future contractors and consultants are vulnerable to damage or compromise from computer viruses, unauthorized access, human error, loss of data privacy, natural disasters, terrorism, war and telecommunication and electrical failures. While we are not aware of any such material system failure, accident or security breach to date, there have been successful but immaterial cyber-attacks, and if such an event were to occur again in a more material manner and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of our product candidates could be delayed.

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

Changes in U.S. tax law may materially adversely affect our financial condition, results of operations and cash flows.

The Tax Cuts and Jobs Act of 2017, or TCJA, has significantly changed the U.S. federal income taxation of U.S. corporations. The TCJA remains unclear in many respects and has been, and may continue to be, the subject of amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, which have lessened or increased certain adverse impacts of the TCJA and may do so in the future. We continue to work with our tax advisors to determine the full impact that the TCJA will have on us. We urge our investors to consult with their legal and tax advisors with respect to the TCJA.

Our ability to use our net operating loss carryforwards and research and development credits to offset future taxable income may be subject to certain limitations.

As of December 31, 2019, we had net operating loss carryforwards, or NOLs, of $266.5 million for federal income tax purposes and $265.7 million for state income tax purposes, which may be available to offset our future taxable income, if any. Our federal and state NOLs begin to expire in various amounts in 2035, provided that federal NOLs generated after December 31, 2017 will not be subject to expiration. As of December 31, 2019, we also had federal and state research and development and other tax credit carryforwards of approximately $31.8 million and $6 million, respectively, available to reduce future tax liabilities. Our tax credit carryforwards begin to expire in various amounts in 2031 and 2028, respectively. The federal research and development tax credit carryforwards include an orphan drug credit carryforward of $18.8 million. These NOLs and tax credit carryforwards could expire unused, to the extent subject to expiration, and be unavailable to offset future taxable income or income tax liabilities. In addition, in general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs and tax credit carryforwards to offset future taxable income and income taxes. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of a corporation’s stock exceeds 50 percentage points over a three year period. We believe we have experienced an ownership change in the past and may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. If we undergo an ownership change, our ability to use our NOLs and tax credit carryforwards could be further limited. For these reasons, we may not be able to use a material portion of our NOLs or tax credit carryforwards, even if we attain profitability. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future tax benefits of such assets. Under the TCJA, although the treatment of NOLs arising on or before December 31, 2017 has generally not changed, NOLs arising on or after January 1, 2018 will generally only be able to offset 80% of taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

The terms of our credit facility place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

In October 2019, we entered into a loan and security agreement with Hercules pursuant to which a term loan facility in aggregate principal amount up to $50.0 million, or the Term Loan Facility, is available to us in three tranches. We received the first tranche of $25.0 million upon signing the agreement on October 29, 2019. Upon satisfaction of certain milestones, the second tranche will be available and will allow us to borrow an additional amount up to $12.5 million through March 15, 2021.  The third tranche, which allows us to borrow an additional $12.5 million, will be available upon Hercules’ approval on or prior to June 30, 2021. The Term Loan Facility is secured by a lien on substantially all of our assets, other than intellectual property. We also agreed not to pledge or secure our intellectual property to others.

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

Our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 77% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 18.3 million shares of our common stock, as of December 31, 2019 have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until December 31, 2020. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq Global Select Market under the symbol “MCRB.”

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between June 26, 2015 (the date of our initial public offering) and December 31, 2019, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on June 26, 2015 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on June 26, 2015 of $51.40 per share as the initial value of our common stock and not the initial offering price to the public of $18.00 per share.

Holders

As of February 28, 2020, there were approximately 20 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future. In addition, our loan and security agreement with Hercules Capital currently prohibits us from paying dividends on our equity securities, and any future debt agreements may likewise preclude us from paying dividends.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities during the quarter ended December 31, 2019.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the quarter ended December 31, 2019.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and related notes, and other financial information included in this Annual Report on Form 10-K. We have derived the consolidated statement of operations data for the years ended December 31, 2019, 2018, and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations and consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that should be expected in the future.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Collaboration revenue - related party(1)	$27,188	$26,917	$32,100	$21,766	$—
Grant revenue	1,102	1,350	—	—	—
Collaboration revenue	6,215	—	—	—	—
Total revenue	34,505	28,267	32,100	21,766	—
Operating expenses:
Research and development	80,141	95,955	89,455	81,989	38,095
General and administrative	24,748	32,596	34,040	32,616	16,761
Restructuring expenses	1,492	—	—	—	—
Total operating expenses	106,381	128,551	123,495	114,605	54,856
Loss from operations	(71,876)	(100,284)	(91,395)	(92,839)	(54,856)
Other income (expense):
Interest income	1,033	1,172	1,590	2,229	638
Interest expense	(502)	—	—	(969)	(555)
Other income	1,066	170	425	—	—
Revaluation of preferred stock warrant liability	—	—	—	—	(7)
Total other income (expense), net	1,597	1,342	2,015	1,260	76
Net loss	$(70,279)	$(98,942)	$(89,380)	$(91,579)	$(54,780)
Net loss per share attributable to common stockholders, basic and diluted(2)	$(1.24)	$(2.43)	$(2.21)	$(2.30)	$(2.33)

(1)

We adopted ASC 606 on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. Our reported results after the adoption date reflect the application of ASC 606 guidance while our reported results prior to the adoption date were prepared under the guidance outlined in ASC 605.  See Note 12 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K for further details.

(2)

See Note 13 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K for further details on the calculation of basic and diluted net loss per share attributable to common stockholders.

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$65,126	$85,820	$36,088	$54,539	$73,933
Investments	29,690	—	113,895	175,456	131,149
Working capital(1)	54,196	50,624	123,453	167,912	196,690
Total assets(2)	132,440	120,472	189,522	272,646	216,900
Total stockholders’ equity (deficit)	(48,324)	(48,045)	60,699	132,631	205,394

(1)	We define working capital as current assets less current liabilities.
(2)

We adopted ASC 842 on January 1, 2019 using the modified retrospective approach with no restatement of prior periods or cumulative adjustment to accumulated deficit.  Our reported results after the adoption date reflect the application of ASC 842 guidance while our reported results prior to the adoption date were prepared under the guidance outlined in ASC 840.  See Note 7 to our consolidated financial statements appearing at the end of this Annual Report on Form 10-K for further details.

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

Overview

We are a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to treat disease by restoring the function of a dysbiotic microbiome. SER-287 is being developed to treat ulcerative colitis, or UC. SER-109 is designed to reduce recurrences of Clostridium difficile infection, or CDI, a debilitating infection of the colon, in patients who have received antibiotic therapy for recurrent CDI by treating the dysbiosis of the colonic microbiome and, if approved by the U.S. Food and Drug Administration, or FDA, could be a first-in-field oral microbiome drug. In addition, using our microbiome therapeutics platform, we are developing product candidates to treat diseases where the microbiome is implicated, including SER-301, a rationally designed, fermented UC candidate, and SER-401, a microbiome therapeutic candidate for use with checkpoint inhibitors in patients with metastatic melanoma.  Supporting our R&D efforts are our deep capabilities related to microbiome therapeutic drug discovery, manufacturing, quality, and clinical development.  We believe that these capabilities provide us with important competitive advantages related to the advancement of this novel treatment modality.

Since our inception in October 2010, we have devoted substantially all of our resources to developing our programs, building our intellectual property portfolio, developing our supply chain, business planning, raising capital and providing general and administrative support for these operations.

All of our product candidates other than SER-287, SER-109, SER-401 and SER-301 are still in preclinical development or early stage discovery. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses.  Our net loss was $70.3 million for the twelve months ended December 31, 2019. As of December 31, 2019, we had an accumulated deficit of $459.6 million and cash, cash equivalents and investments totaling $94.8 million.  Based on our current plans and forecasted expenses, we believe that our existing cash, cash equivalents and investments as of December 31, 2019, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of 2021.  In accordance with the requirements of Accounting Standards Update, or ASU, No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), or ASC 205-40, we have determined that there is substantial doubt about our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. As further discussed in “—Liquidity and Capital Resources.”

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

In March 2019, we entered into a Research Collaboration and Option Agreement, or the Research Agreement, with MedImmune, LLC, a wholly owned subsidiary of AstraZeneca Inc., or AstraZeneca. Pursuant to the Research Agreement, we and AstraZeneca agreed to conduct certain research and development activities with the goal of advancing the mechanistic understanding of the microbiome in augmenting the efficacy of cancer immunotherapy, including potential synergy with AstraZeneca compounds in accordance with a mutually agreed research plan. AstraZeneca has agreed to bear all costs of conducting its activities under the Research Agreement and to reimburse us for certain of our costs incurred under the Research Agreement. Additionally, AstraZeneca has agreed to pay to us a total of $20.0 million in three equal installments, the first of which we received in April 2019, the second of which we received in December 2019 and third of which becomes due in January 2021. We granted AstraZeneca the exclusive option to negotiate certain exclusive license rights. If AstraZeneca exercises an option, we have agreed to enter into good faith negotiations with them for terms and conditions of such license agreement for a specified time period.

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

In October 2019, we entered into a loan and security agreement with Hercules pursuant to which the Term Loan Facility in an aggregate principal amount of up to $50.0 million, is available to us in three tranches. We received the first tranche of $25.0 million ($24.6 million, net of $0.4 million of closing costs), upon signing the agreement on October 29, 2019. Upon satisfaction of certain milestones, the second tranche will be available and will allow us to borrow an additional tranche of $12.5 million through March 15, 2021.  The third tranche, which allows us to borrow an additional $12.5 million, will be available upon Hercules’ approval on or prior to June 31, 2021.

In November 2019, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell our common stock with aggregate gross sales proceeds of up to $25.0 million from time to time, through an “at the market” equity offering program, or ATM under which Cowen acts as sales agent. See “—Liquidity and Capital Resources.”

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

There are approximately 700,000 UC patients in the United States and fewer than one-third of patients on current therapies achieve remission. Approved treatments are often inadequate to control disease activity and are often associated with significant side effects, including immunosuppression. We believe that SER-287 may address underlying drivers of inflammation in UC and, based on the favorable tolerability profile observed in our clinical trials of SER-287, has the potential to be developed as both a foundational monotherapy, as well as a combination therapy with other UC drugs. SER-287 has been granted Fast Track Designation by the FDA for the induction and maintenance of clinical remission in adult subjects with active mild-to-moderate UC.

SER-109

SER-109 is a donor-derived, purified bacterial spore-based microbiome therapeutic candidate consisting of over 50 bacterial species purified from healthy donor stool. Our SER-109 manufacturing process includes inactivation and clearance steps designed to eliminate potential pathogens. SER-109 is designed to prevent further recurrences of CDI in patients with a history of multiple infections by restructuring the dysbiotic microbiome to a state that resists C. difficile colonization and growth.

We have been enrolling a double-blind, placebo-controlled SER-109 Phase 3 study, ECOSPOR III, in 188 subjects with multiply recurrent CDI. All patients entering ECOSPOR III must have tested positive for C. difficile toxin, as currently recommended by the Infectious Diseases Society of America guidelines (McDonald Clin Infect Dis 2018). This inclusion criterion was implemented in an effort to ensure enrollment of only patients with active infection rather than simple colonization. The on-going study is designed to evaluate patients for 24 weeks with the primary endpoint of comparing the C. difficile recurrence rate in subjects who receive SER-109 verses placebo at up to eight weeks after dosing. The size and powering calculations of the study are informed by prior SER-109 study results, published CDI trial data utilizing toxin testing, and preliminary blinded and open label CDI recurrence rate data from the ongoing ECOSPOR III study. Toxin testing is required for patients in ECOSPOR III at both study entry and at the time of suspected recurrence in an effort to ensure optimal diagnostic accuracy of active infection, as recommended by the Infectious Diseases Society of America. We believe the use of toxin testing for all subjects in the study is essential to ensure valid, interpretable study results. Notably, no published placebo-controlled FMT trial in recurrent CDI has required toxin testing, which raises concerns about appropriate subject selection and estimates of FMT efficacy.

Based on prior discussions with the FDA, we believe this study, if successful, has the potential to be a single pivotal study supporting product registration. However, this would depend on the strength of the data and it is also possible that additional safety data may be required. We expect to report top-line data in mid-2020.

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

SER-301

We are also advancing our next generation, rationally-designed, fermented microbiome drug discovery capabilities, focusing on advancing SER-301, a therapeutic candidate for UC. We have finalized the composition for SER-301. The bacterial strains included in SER-301 were informed by our human clinical study results designed using our reverse translation capabilities as well as preclinical mechanistic studies. We have initiated clinical development activities for SER-301. We plan to conduct the initial clinical study in Australia and New Zealand and, if authorized to initiate the study, we expect to begin enrolling subjects later in 2020. In connection with the initiation of the SER-301 phase 1 study, we will be entitled to receive a $10.0 million milestone payment under our collaboration with Nestec Ltd.

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

As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.  If we are unable to raise sufficient capital to fund our current operating plans when needed, we may need to reduce our expenditures, potentially requiring us, among other things, to delay, scale back, or eliminate some or all of our planned clinical trials and other research and development programs. See “—Liquidity and Capital Resources.”

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates, which include:

•

expenses incurred under agreements with third-parties, including contract research organizations, or CROs, that conduct research, preclinical activities and clinical trials on our behalf as well as contract manufacturing organizations that manufacture drug products for use in our preclinical and clinical trials;

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

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors and our clinical investigative sites. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses. Costs incurred under our agreements with our collaborators, are included in the costs listed above.  All costs associated with the License Agreement are recorded in research and development expense in the consolidated statements of operations and comprehensive loss.

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

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Microbiome therapeutics platform	$52,340	$62,804	$63,695
SER-109	10,281	18,482	16,306
SER-262	122	3,090	4,971
SER-287	17,398	11,579	4,483
Total research and development expenses	$80,141	$95,955	$89,455

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we advance the clinical development of SER-287, complete our ECOSPOR III Phase 3 clinical study of SER-109, continue clinical development of SER-401, continue to discover and develop additional product candidates, including SER-155 and SER-301 and pursue later stages of clinical development of our product candidates.

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

Interest expense consists of interest incurred under our loan and security agreement with Hercules.

Other Income

Other income consists of sublease income and an award from the Massachusetts Life Sciences Center that we earned in 2017 when we met the required employment thresholds.

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2019, we had federal and state net operating loss carryforwards of $266.5 million and $265.7 million, respectively, both of which begin to expire in 2035. As of December 31, 2019, we also had federal and state research and development tax credit carryforwards of $31.8 million and $6 million, respectively, which begin to expire in 2031 and 2028, respectively. The federal research and development tax credits include an orphan drug credit carryforward of $18.8 million.

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

Revenue Recognition

We recognize revenue in accordance with the guidance under ASC 606, Revenue from Contracts with Customers. ASC 606 applies to all contracts with customers, except those contracts that are within the scope of other guidance, such as leases, insurance, and financial instruments. We enter into agreements that are within the scope of ASC 606, under which we license certain of our product candidates and perform research and development services in connection with such arrangements. The terms of these arrangements typically include payment of one or more of the following: nonrefundable up-front fees, reimbursement of research and development costs, development, clinical, regulatory and commercial sales milestone payments, and royalties on net sales of licensed products.  Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. When determining the timing and extent of revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps:

(i)	identify the contract(s) with a customer;
(ii)	identify the performance obligation(s) in the contract;
(iii)	determine the transaction price;
(iv)	allocate the transaction price to the performance obligation(s) in the contract; and
(v)	recognize revenue when (or as) the entity satisfies a performance obligation.

We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services transferred to our customer.

At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within the contract to determine whether each promised good or service is a performance obligation. The promised goods or services in our arrangements typically consist of a license to our intellectual property and/or research and development services. We may provide options to additional items in such arrangements, which are accounted for as separate contracts when our customer elects to exercise such options, unless the option provides a material right to our customer.  Performance obligations are promises in a contract to transfer a distinct good or service to our customer that (i) our customer can benefit from on its own or together with other readily available resources, and (ii) is separately identifiable from other promises in the contract. Goods or services that are not individually distinct performance obligations are combined with other promised goods or services until such combined group of promises meets the requirements of a performance obligation.

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

When we conclude that a contract should be accounted for as a combined performance obligation and recognized over time, we must then determine the period over which revenue should be recognized and the method by which to measure revenue. We generally recognize revenue using a cost-based input method.

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

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$27,188	$26,917	$271
Grant revenue	1,102	1,350	(248)
Collaboration revenue	6,215	—	6,215
Total revenue	34,505	28,267	6,238
Operating expenses:
Research and development	$80,141	$95,955	$(15,814)
General and administrative	24,748	32,596	(7,848)
Restructuring expenses	1,492	—	1,492
Total operating expenses	106,381	128,551	(22,170)
Loss from operations	(71,876)	(100,284)	28,408
Other income (expense):
Interest income	1,033	1,172	(139)
Interest expense	(502)	—	(502)
Other income	1,066	170	896
Total other income (expense), net	1,597	1,342	255
Net loss	$(70,279)	$(98,942)	$28,663

Revenue

Total revenue was $34.5 million and $28.3 million for the years ended December 31, 2019 and 2018, respectively. The revenue for both periods principally relates to the recognition of amounts received under the License Agreement. The increase is mainly due to recognition of amounts received under the Research Agreement entered into in March 2019.

Research and Development Expenses

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Microbiome therapeutics platform	$52,340	$62,804	$(10,464)
SER-109	10,281	18,482	(8,201)
SER-262	122	3,090	(2,968)
SER-287	17,398	11,579	5,819
Total research and development expenses	$80,141	$95,955	$(15,814)

Research and development expenses were $80.1 million for the year ended December 31, 2019, compared to $95.9 million for the year ended December 31, 2018. The decrease of $15.8 million was due primarily to the following:

•

a decrease of $10.5 million in research expenses related to our microbiome therapeutics platform, due primarily to a decrease of $10.7 million in employee and consultant expenses, and a decrease of $0.3 million of professional fees, and is partially offset by an increase of $0.6 million of facility and supply costs;

•

a decrease of $8.2 million in expenses related to our SER-109 program, due primarily to a decrease of $3.2 million in contract manufacturing costs, a $3.1 million decrease in clinical trial consulting expenses, a $1.0 million decrease in facility and supply costs, and a decrease of $0.9 million in sequencing costs;

•	a decrease of $3.0 million in expenses of our SER-262 program primarily driven by a decrease in clinical trial costs of $2.4 million, and decrease in sequencing costs $0.5 million; and
•

an increase of $5.8 million in expenses of our SER-287 program primarily driven by an increase in clinical trials costs of $4.8 million, an increase in contract manufacturing of $3.4 million, this is partially offset by a $1.2 million decrease in facility and supply costs, and a $0.8 million decrease sequencing and a $0.4 million decrease in employee and consultant expenses.

We expect that our research and development expenses may increase in the foreseeable future as we advance the clinical development of SER-109 and SER-287, and continue to discover and develop additional product candidates, including SER-401, SER-301 and SER-155, and pursue later stages of clinical development of our product candidates.

General and Administrative Expenses

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Personnel related (including stock-based compensation)	$9,586	$15,765	$(6,179)
Professional fees	9,279	7,609	1,670
Facility-related and other	5,883	9,222	(3,339)
Total general and administrative expenses	$24,748	$32,596	$(7,848)

General and administrative expenses were $24.7 million for the year ended December 31, 2019, compared to $32.6 million for the year ended December 31, 2018. The decrease of $7.8 million was primarily due to the following:

•	a decrease in personnel related costs of $6.2 million primarily due to the decrease in stock-based compensation expense of $4.6 million and a decrease in salary costs of $1.8 million;
•

an increase in professional fees of $1.7 million primarily due to an increase in consulting fees of $0.7 million, an increase in accounting related fees of $0.7 million, and an increase in legal fees of $0.3 million; and

•	a decrease in facility-related and other costs of $3.3 million primarily due to a decrease in information technology expenses.

Restructuring

During the year ended December 31, 2019 we recorded charges of $1.5 million related to severance and other termination benefits, of which $1.3 million was paid during the year ended December 31, 2019. No restructuring charges were recorded during the year ended December 31, 2018.

Other Income (Expense), Net

Other income (expense), net for the year ended December 31, 2019 was $1.6 million, compared to $1.3 million for the year ended December 31, 2018. The $0.3 million increase in other income (expense), net was primarily due to sublease income of $0.9 million.  This increase was partially offset by interest expense of $0.5 million incurred under the Term Loan Facility.

Comparison of Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Revenue
Collaboration revenue - related party	$26,917	$32,100	$(5,183)
Grant revenue	1,350	—	1,350
Total revenue	28,267	32,100	(3,833)
Operating expenses:
Research and development	95,955	89,455	6,500
General and administrative	32,596	34,040	(1,444)
Total operating expenses	128,551	123,495	5,056
Loss from operations	(100,284)	(91,395)	(8,889)
Other income (expense):
Interest income	1,172	1,590	(418)
Other income	170	425	(255)
Total other income (expense), net	1,342	2,015	(673)
Net loss	$(98,942)	$(89,380)	$(9,562)

Revenue

Total revenue was $28.3 million and $32.1 million for the year ended December 31, 2018 and 2017, respectively. The revenue for both periods principally relates to the recognition of amounts received under the License Agreement.  The decrease is mainly due to the adoption of ASC 606, described in detail in Note 12. Additionally, we recognized a $20.0 million substantive milestone under the License Agreement during the twelve months ended December 31, 2017.

Research and Development Expenses

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Microbiome therapeutics platform	$62,804	$63,695	$(891)
SER-109	18,482	16,306	$2,176
SER-262	3,090	4,971	$(1,881)
SER-287	11,579	4,483	7,096
Total research and development expenses	$95,955	$89,455	$6,500

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

In October 2019, we entered into a loan and security agreement with Hercules, pursuant to which the Term Loan Facility in an aggregate principal amount up to $50.0 million is available to us in three tranches. We received the first tranche of $25.0 million upon signing the agreement on October 29, 2019. Upon satisfaction of certain milestones, the second tranche will be available and will allow us to borrow an additional amount up to $12.5 million through March 15, 2021.  The third tranche, which allows us to borrow an additional $12.5 million, will be available upon Hercules’ approval on or prior to June 30, 2021.

In November 2019, we entered into the Sales Agreement with Cowen to sell shares of our common stock with aggregate gross sales proceeds of up to $25.0 million, from time to time, through an ATM under which Cowen acts as sales agent. From November 27, 2019, the date we entered into the Sales Agreement, to December 31, 2019, we sold 128,400 shares of common stock under the ATM, raising aggregate net proceeds of approximately $0.5 million and paying Cowen an aggregate commission of approximately 3%.

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

As of December 31, 2019, we had cash, cash equivalents and investments totaling $94.8 million and an accumulated deficit of $459.6 million.  Based on our current plans and forecasted expenses, we believe that our existing cash, cash equivalents and investments as of December 31, 2019, will enable us to fund our operating expenses, debt service obligation and capital expenditure requirements into the second quarter of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.  These factors raise substantial doubt about our ability to continue as a going concern.

Collaboration Agreements

Agreement with NHS

In January 2016, we entered into the License Agreement, for the development and commercialization of certain of our product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. In exchange for the license, NHS agreed to pay us an upfront cash payment of $120.0 million, which we received in February 2016. NHS has also agreed to pay us tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of certain products based on our microbiome technology that are being developed for the treatment of CDI and IBD, including SER-109, SER-262, SER-287 and SER-301, or collectively, the NHS Collaboration Products, in markets outside of the United States and Canada, or the Licensed Territory. We have retained full commercial rights to the NHS Collaboration Products with respect to the United States and Canada, where we plan to build our own commercial organization. We are eligible to receive up to $285.0 million in development milestone payments, $375.0 million in regulatory payments and up to an aggregate of $1.1 billion for the achievement of certain commercial milestones related to the sales of NHS Collaboration Products. The full potential value of the up-front payment and milestone payments payable by NHS is over $1.9 billion, assuming all products receive regulatory approval and are successfully commercialized. In September 2016, we received a $10.0 million milestone payment associated with the initiation of the Phase 1b clinical study for SER-262 in CDI. In June 2017, we initiated a Phase 3 clinical study of SER-109 (ECOSPOR III) in patients with multiply recurrent CDI. In July 2017, we recorded revenue of $20.0 million based on the achievement of this milestone under the License Agreement. In November 2018, we executed a letter agreement with NHS, or the Letter Agreement, modifying certain terms of the License Agreement. Under the Letter Agreement, NHS agreed to pay us the $20.0 million Phase 3 milestone payment upon commencement of the Phase 2b study for SER-287. In December 2018, we received $40.0 million in milestone payments in connection with the commencement of the Phase 2b study for SER-287.

For the development of NHS Collaboration Products for IBD under a global development plan, we agreed to pay the costs of clinical trials of such products up to and including Phase 2 clinical trials, and 67% of the costs for Phase 3 and other clinical trials of such products, with NHS bearing the remaining 33% of such costs. The License Agreement also provides scenarios under which NHS’ reimbursement to us for certain Phase 3 development costs would be reduced or delayed depending on the outcomes of the SER-287 Phase 2b study. For other clinical development of NHS Collaboration Products for IBD, we agreed to pay the costs of such activities to support approval in the United States and Canada, and NHS agreed to bear the cost of such activities to support approval of NHS Collaboration Products in the Licensed Territory.

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

Agreement with AstraZeneca

In March 2019, we entered into the Research Agreement with AstraZeneca. Pursuant to the Research Agreement, we and AstraZeneca agreed to conduct certain pre-clinical and development activities and may conduct certain clinical research with the goal of advancing the mechanistic understanding of the microbiome in augmenting the efficacy of cancer immunotherapy, including potential synergy with AstraZeneca compounds in accordance with a mutually agreed research plan. Pursuant to the Research Agreement, we agreed not to conduct research or development of any microbiome products specifically designed by us during the term of the Research Agreement for the treatment of cancer with or on behalf of any third-party without the prior approval of the joint steering committee for the Research Agreement until at least three years after the effective date of the Research Agreement.

AstraZeneca has agreed to bear all costs of conducting its activities under the research plan and to reimburse us for certain of our costs incurred under the research plan. Additionally, AstraZeneca has agreed to pay to us a total of $20.0 million in three equal installments, the first of which we received in April 2019, the second of which we received in December 2019 and third of which becomes due in January 2021. Such payments are payable even if the Research Agreement is terminated in accordance with its terms, unless the Research Agreement is terminated by AstraZeneca for our uncured material breach.

We also granted AstraZeneca an exclusive option to negotiate exclusive license rights to certain of our technologies and assets. If AstraZeneca exercises this option, we have agreed to enter into good faith negotiations with them for terms and conditions of such license agreement for a specified time period.

Loan and Security Agreement with Hercules

In October 2019, we entered into a loan and security agreement with Hercules, pursuant to which the Term Loan Facility in an aggregate principal amount up to $50.0 million is available to us in three tranches. We received the first tranche of $25.0 million upon signing the agreement on October 29, 2019. Upon satisfaction of certain milestones, the second tranche will be available and will allow us to borrow an additional amount up to $12.5 million through March 15, 2021.  The third tranche, which allows us to borrow an additional $12.5 million, will be available upon Hercules’ approval on or prior to June 30, 2021.

Advances under the Term Loan Facility will bear interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 4.40%, and (ii) 9.65%.  We will make interest only payments through December 1, 2021, or extended to June 1, 2022 upon satisfaction of certain milestones, and will then repay the principal balance and interest of the advances in equal monthly installments after the interest only period and continuing through November 1, 2023. We paid Hercules a commitment fee of $0.4 million at the closing. We may prepay advances under the loan and security agreement with Hercules, in whole or in part, at any time subject to a prepayment charge equal to: (a) 3.0% of amounts so prepaid, if such prepayment occurs during the first year; (b) 2.0% of the amount so prepaid, if such prepayment occurs during the second year, and (c) 1.0% of the amount so prepaid, if such prepayment occurs after the second year.  Upon prepayment or repayment of all or any of the term loans, we will pay (in addition to the prepayment premium) an end of term charge of 4.85% of the aggregate funded amount under the Term Loan Facility.

The Term Loan Facility is secured by substantially all of our assets, other than our intellectual property.  We have agreed to not pledge or secure our intellectual property to others.

The Term Loan Facility includes affirmative and negative covenants applicable to us.  The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage.  The negative covenants include, among others, restrictions on our transferring collateral, making changes to the nature of our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, engaging in transactions with affiliates, creating liens and selling assets, in each case subject to certain exceptions, including, among others, the ability for us to issue up to $150.0 million in convertible notes and entering into exclusive outbound licenses for our intellectual property.  The Term Loan Facility also includes a liquidity covenant that commences either October 31, 2020, or December 31, 2020 based upon our satisfying certain performance milestones.  If our market capitalization exceeds $350.0 million, we do not have to comply with the liquidity covenant if such covenant is required.

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

Cash Flows

The following table summarizes our sources and uses of cash, cash equivalents and restricted cash for each of the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cash used in operating activities	$(76,520)	$(62,854)	$(75,523)
Cash (used in) provided by investing activities	$(30,518)	$112,318	$55,702
Cash provided by financing activities	$86,231	$268	$83
Net (decrease) increase in cash and cash equivalents and restricted cash	$(20,807)	$49,732	$(19,738)

Operating Activities

During the year ended December 31, 2019, operating activities used $76.5 million of cash, primarily due to a net loss of $70.3 million and by cash used in changes in our operating assets and liabilities of $24.6 million and partially offset by non-cash changes of $18.4 million. Net cash used in changes in our operating assets and liabilities during the year ended December 31, 2019 consisted of a $17.5 million decrease in deferred revenue, a $4.2 million decrease in operating lease liabilities, a $2.9 million decrease in accrued expenses and other liabilities, a $1.8 million increase in accounts receivable and offset in part by a $3.3 million decrease in prepaid expenses and other current assets. The decrease in deferred revenue is due to recognition of revenue during the year and partially offset by the receipt of $15.0 million of payments from AstraZeneca under the Research Agreement. The decrease in operating lease liabilities was due to the cash payment of lease obligations.

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

Investing Activities

During the year ended December 31, 2019, investing activities used $30.5 million of cash, consisting of purchases of investments of $46.4 million, and purchases of property and equipment of $1.0 million; these amounts were partially offset by sales and maturities of investments of $16.9 million.

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

Financing Activities

During the year ended December 31, 2019, net cash provided by financing activities was $86.2 million in connection with $60.5 million of proceeds from the public offering of common stock, net of costs, $25.0 million of proceeds from the issuance of debt, $0.5 million from the issuance of common stock under at the market sales agreement, $0.3 million received from the issuance of common stock under our employee stock purchase plan, $0.2 million from the issuance of restricted common stock, and $0.1 million from the issuance of common stock and exercise of stock options. These were partially offset by payments for debt issuance costs of $0.4 million.

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

As discussed in Note 1 of the consolidated financial statements included in this Annual Report we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. This evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued or potential contingent milestone payments under the License Agreement that we have not earned. As such, we have determined that our cash runway along with our accumulated deficit, history of losses, and future expected losses raise substantial doubt about our ability to continue as a going concern within one year of the issuance date of the consolidated financial statements included in this Annual Report on Form 10-K. While we have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, and, depending on the availability and level of additional financings, potentially new collaborations and reducing cash expenditures, there is no guarantee that we will be successful in these mitigation efforts. Lack of necessary funds may require us, among other things, to delay, scale back, or eliminate some or all of our planned clinical trials.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2019 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments(1)	$24,310	$6,302	$12,851	$5,157	$—
Long-term debt obligation, including interest and end of term charge(2)	33,536	2,453	17,190	13,893	—
Total	$57,846	$8,755	$30,041	$19,050	$—

(1)	Amounts in the table reflect payments due for our laboratory and office space in Cambridge, Massachusetts under an operating lease agreement that expires in November 2023.
(2)

Amounts in the table reflect payments due for our term loan under an arrangement with Hercules for $25,000. The amounts in the table above reflect interest-only payments through December 1, 2021 with payments on principal beginning thereafter. For purposes of the table above, interest payments were calculated using an annual interest rate of 9.65%, which was the interest rate in effect as of December 31, 2019. Additionally, the table above includes a payment due upon maturity of the loan of $1,213. See Note 9 of the consolidated financial statements for further discussion of the Hercules term loan.

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

As of December 31, 2019, our cash and cash equivalents consisted of cash and money market accounts. Our interest income is sensitive to changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of December 31, 2019, we had outstanding borrowings under the Term Loan Facility.  We accrue interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 4.40%, and (ii) 9.65%. An immediate 10% change in the Prime Rate would not have a material impact on our debt‑related obligations, financial position or results of operations

Item 8. Financial Statements and Supplementary Data

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

Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors of the Registrant

Name	Age	Position
Noubar B. Afeyan, Ph.D. (3)	57	Director
Dennis A. Ausiello, M.D.	74	Director
Grégory Behar (3)	50	Director
Stephen Berenson	59	Chairman of the Board of Directors
Willard H. Dere, M.D. (1)	66	Director
Kurt C. Graves (2)	52	Director
Richard N. Kender (1)(2)	64	Director
Lorence H. Kim, M.D. (2)(3)	45	Director
Eric D. Shaff	44	President, Chief Executive Officer and Director
Meryl S. Zausner (1)	63	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Noubar B. Afeyan, Ph.D., has served as a member of our board of directors since October 2010. Since 1999, Dr. Afeyan has served as the Senior Managing Partner and Chief Executive Officer of Flagship Pioneering, formerly known as Flagship Ventures, an early-stage venture capital firm that he co-founded, which conceives, creates, resources and develops first-in-category life sciences companies. Dr. Afeyan serves on the boards of directors of numerous privately and publicly held companies, including Moderna, Inc., Rubius Therapeutics, Inc., Kaleido Biosciences, Inc. and Evelo Biosciences, Inc. He has previously served on the boards of directors of several public companies including, BG Medicine, Inc., BIND Therapeutics, Inc., and Sensen Bio (formerly Eleven Biotherapeutics, Inc.). Dr. Afeyan received a B.S. in Chemical Engineering from McGill University and a Ph.D. in Biochemical Engineering from the Massachusetts Institute of Technology, or MIT. He is currently a visiting lecturer of business administration at Harvard Business School and was previously a senior lecturer at the MIT’s Sloan School of Management where he taught courses on technology-entrepreneurship, innovation and leadership. We believe Dr. Afeyan is qualified to serve on our board of directors because of his extensive investment experience and his knowledge of the biotechnology industry.

Dennis A. Ausiello, M.D., has served as a member of our board of directors since April 2015. Dr. Ausiello serves as the Director of the Center for Assessment Technology and Continuous Health (CATCH), which he co-founded, Jackson Distinguished Professor of Clinical Medicine at Harvard Medical School and Physician-in-Chief Emeritus at Massachusetts General Hospital. From 1996 to April 2013, Dr. Ausiello served as the Chief of Medicine at Massachusetts General Hospital. Dr. Ausiello is a member of the Institute of Medicine of the National Academy of Sciences and a fellow of the American Academy of Arts and Sciences. Dr. Ausiello has served on the board of directors of Alnylam Pharmaceuticals since April 2012 and previously served on the board of directors of Pfizer Inc. Dr. Ausiello also serves on the boards of directors of numerous privately held companies. Dr. Ausiello received a B.A. in Biochemistry from Harvard College and an M.D. from the University of Pennsylvania. We believe that Dr. Ausiello is qualified to serve on our board of directors because of his extensive experience as a physician and as a director of pharmaceutical companies.

Grégory Behar has served as a member of our board of directors since December 2014. Mr. Behar has served as Chief Executive Officer of Nestlé Health Science S.A., a health sciences company, since October 2014. From July 2011 to July 2014, Mr. Behar was President and Chief Executive Officer of Boehringer Ingelheim Pharmaceuticals Inc. (USA), a pharmaceutical company. From 2010 to July 2011, Mr. Behar was Corporate Vice President Region NECAR (North European Union, Canada and Australasia) for Boehringer-Ingelheim GmbH, a pharmaceutical company. Mr. Behar has served on the boards of directors of Aimmune Therapeutics, Inc. since November 2016 and Axcella Health, Inc. since February 2016. Mr. Behar also serves on the boards of directors of numerous privately held companies. Mr. Behar received his B.S. in Mechanical Engineering from the University of California, Los Angeles, an M.S. in Mechanical Engineering and Manufacturing from EPFL in Switzerland and an MBA from INSEAD in France. We believe that Mr. Behar is qualified to serve on our board of directors because of his extensive business experience in the health sciences and pharmaceutical industries.

Stephen Berenson has served as Chairman of our board of directors since December 2019. Mr. Berenson has served as a member of our board of directors since August 2019.  Mr. Berenson is a Managing Partner at Flagship Pioneering, an early stage venture capital firm, since June 2017.  Prior to Flagship, Mr. Berenson spent 33 years in various roles as an investment banker at J.P. Morgan, an investment bank, most recently serving in the role of Vice Chairman of Investment Banking from 2005 to April 2017, where he focused on providing high-touch strategic advice and complex transaction execution to leading companies across all industries globally. He was co-founder of J.P. Morgan’s Global Strategic Advisory Council and co-founder of the firm’s Board Initiative. Mr. Berenson also serves on the boards of directors of Moderna, Inc. and CiBO Technologies, Inc. Mr. Berenson received an S.B. in Mathematics from MIT. We believe that Mr. Berenson is qualified to serve on our board of directors because of his extensive experience working with rapidly-growing companies across various industries.

Willard H. Dere, M.D., has served as a member our board of directors since July 2017. Dr. Dere has been Professor of Internal Medicine, B. Lue and Hope S. Bettilyon Presidential Endowed Chair in Internal Medicine for Diabetes Research, Executive Director of Personalized Health, and Co-Principal Investigator of the Center for Clinical and Translational Science at the University of Utah Health Sciences Center since November 2014 and Associate Vice President for Research since September 2019. Prior to his professorship, from 2003 until his retirement in October 2014, Dr. Dere held multiple roles at Amgen, Inc., including Head of Global Development, and both corporate and international Chief Medical Officer, and led development of programs in various therapeutic areas. Dr. Dere serves on the board of directors of several companies including BioMarin Pharmaceutical, Inc. since 2016, Radius Health since 2014, and Mersana Therapeutics, Inc. since 2018. From October 2016 to December 2018, he served on the board of directors of Ocera Therapeutics. Dr. Dere received his B.A. in History and Zoology and M.D. from the University of California, Davis, completed his internal medicine residency training at the University of Utah, and his postdoctoral training in endocrinology and metabolism at the University of California, San Francisco. We believe Dr. Dere is qualified to serve on our board of directors due to his extensive academic experience and his knowledge of the biotechnology industry.

Kurt C. Graves has served as a member of our board of directors since November 2015. Mr. Graves has been the Chairman, President and Chief Executive Officer of Intarcia Therapeutics, Inc., or Intarcia, a biotechnology company, since April 2012 and Executive Chairman from August 2010 to April 2012. Mr. Graves previously served as Executive Chairman of Biolex Therapeutics, from November 2010 to March 2012, and as Executive Chairman of Intarcia from August 2010 to April 2012. Previously, he served as Executive Vice President, Chief Commercial Officer and Head of Strategic Development at Vertex Pharmaceuticals Inc., or Vertex, from July 2007 to October 2009. Prior to joining Vertex, Mr. Graves held various leadership positions at Novartis Pharmaceuticals Corporation, or Novartis Corp., from 1999 to June 2007, including the Chief Marketing Officer for the pharmaceuticals division of Novartis Corp. from September 2003 to June 2007. He also has served on the boards directors of Intarcia Therapeutics, Inc. since 2010, Radius Health, Inc. since 2011, and Achillion Pharmaceuticals, Inc. since 2012. Mr. Graves received a B.S. in Biology from Hillsdale College. We believe Mr. Graves is qualified to serve as a member of our board of directors because of his extensive experience in the life sciences industry, membership on various boards of directors and his leadership and management experience.

Richard N. Kender has served as a member of our board of directors since October 2014. From October 1978 to September 2013, Mr. Kender held positions in a variety of corporate areas at Merck & Co., Inc., or Merck, a pharmaceutical company, most recently serving as Senior Vice President of Business Development and Corporate Licensing. Mr. Kender has served on the boards of directors of Poxel S.A. since 2015, Bicycle Therapeutics PLC since 2019, and ReViral Ltd since 2019. He previously served on the boards of directors of INC Research Holdings, Inc. between 2014 and 2017 and Abide Therapeutics, Inc. between 2015 and 2019. Mr. Kender received a B.S. in Accounting from Villanova University and an M.B.A. from Fairleigh Dickinson University. We believe Mr. Kender is qualified to serve on our board of directors because of his finance experience and knowledge of the biotechnology industry.

Lorence H. Kim, M.D., has served as a member of our board of directors since October 2014. Since April 2014, Dr. Kim has been the Chief Financial Officer of Moderna, Inc., a biotechnology company. From July 2000 to April 2014, Dr. Kim held a number of positions at Goldman, Sachs & Co., most recently as Managing Director and Co-Head of Biotechnology Investment Banking. Dr. Kim received an A.B. from Harvard University, an M.B.A. in Healthcare Management from the Wharton School of the University of Pennsylvania, and an M.D. from the University of Pennsylvania School of Medicine. We believe Dr. Kim is qualified to serve on our board of directors because of his finance experience and knowledge of the biotechnology industry.

Eric D. Shaff has served as our Chief Executive Officer and a member of our board of directors since January 2019. Previously, he served as our Chief Operating and Financial Officer and Executive Vice President from January 2018 until January 2019 and as our Chief Financial Officer from November 2014 until January 2019. Mr. Shaff has also served on the board of directors of Sigilon Therapeutics, Inc. since November 2017. From January 2012 to November 2014, Mr. Shaff was Vice President of Corporate Finance for Momenta Pharmaceuticals, or Momenta, where he helped manage Momenta’s accounting, finance, planning, and procurement functions, as well as contributing to Momenta’s investor relations efforts. From June 2004 to December 2011, Mr. Shaff held a number of corporate development and finance positions with Genzyme Corporation, most recently as Vice President of Finance/Controller for the Personalized Genetic Health division. Mr. Shaff received his B.A. from the University of Pennsylvania and his M.B.A. from Cornell University. We believe Mr. Shaff is qualified to serve on our board of directors because of his extensive business and finance experience and his knowledge of the biotechnology industry.

Meryl Zausner has served as a member of our board of directors since August 2018. From April 2012 to November 2014, Ms. Zausner served as Chief Financial and Administrative Officer and a member of the Pharmaceutical Executive Committee and Global Finance Leadership Team of Novartis Pharmaceuticals Inc., or Novartis, in the United States. At Novartis, she helped launch the Oncology Business Unit, as well as the company’s shared services organization. Prior to serving as Chief Financial and Administrative Officer, Ms. Zausner was a member of the Novartis Global Oncology leadership team, where she contributed to the development and commercialization of therapies, including Gleevec® (imatinib). Ms. Zausner has also served on the boards of directors of Neon Therapeutics, Inc. since 2017 and the Multiple Myeloma Research Foundation since 2009. Ms. Zausner received a B.S. in Accounting and Economics from the University at Albany, SUNY. We believe Ms. Zausner is qualified to serve on our board of directors because of her finance and leadership experience and knowledge of the pharmaceutical industry.

Executive Officers of the Registrant

Name	Age	Position
Eric D. Shaff	44	President, Chief Executive Officer and Director
John G. Aunins, Ph.D.	59	Executive Vice President of Bioprocess & Manufacturing and Chief Technology Officer
Marcus Chapman	49	Vice President, Finance and Principal Financial and Accounting Officer
Thomas J. DesRosier	65	Executive Vice President and Chief Legal Officer
Matthew Henn, Ph.D.	45	Executive Vice President and Chief Scientific Officer

Information concerning Eric D. Shaff, our President and Chief Executive Officer, may be found above in the section entitled “Directors of the Registrant.”

John G. Aunins, Ph.D., has served as our Chief Technology Officer and Executive Vice President of Bioprocess Development since December 2012. Prior to joining our Company, Dr. Aunins served on our Scientific Advisory Board from February 2012 to December 2012. From April 1989 to November 2011, Dr. Aunins served in various roles at Merck, most recently as Executive Science Director. At Merck, Dr. Aunins led process and product development teams for six licensed vaccines and multiple vaccine candidates. He is a Fellow of the American Institute for Medical and Biological Engineering and an adjunct Full Professor at the Instituto de Tecnologia Quimica e Biologica in Oeiras, Portugal. Dr. Aunins received his B.S. from the University of Kansas and his Ph.D. in Chemical Engineering from the MIT.

Marcus Chapman has served as our Vice President, Finance since January 2018 and as Principal Financial and Accounting Officer since April 2019.  Since joining our company in March 2015, he has held positions of increasing seniority, most recently as our Senior Director of Finance from March 2015 to January 2018.  Prior to joining our company in March 2015, Mr. Chapman served in roles of increasing seniority from August 2007 to March 2015, culminating as Senior Director of Finance and Interim Head of Finance for Takeda Oncology, or Takeda, the oncology business unit of Takeda Pharmaceuticals Co. Ltd. In these roles, Mr. Chapman oversaw finance functions supporting U.S. sales, U.S. and global marketing, operations, global medical affairs and manufacturing. Prior to Takeda, Mr. Chapman held senior roles at Clarion Healthcare Consulting and Strategic Decisions Group. He began his career at LaSalle Partners in their Investment Banking and Investment Management groups. Mr. Chapman received his B.A. in Economics from Wheaton College and his MBA from The Tuck School of Business at Dartmouth College.

Thomas J. DesRosier has served as our Chief Legal Officer, Executive Vice President, and Secretary since May 2016. Previously, he served as Executive Vice President, Chief Legal and Administrative Officer and Secretary of ARIAD Pharmaceuticals, Inc., a biopharmaceutical company, from 2015 to 2016, Executive Vice President, Chief Legal and Administrative Officer and Secretary of Cubist Pharmaceuticals, Inc., or Cubist, a biopharmaceutical company, from 2014 to 2015 and Senior Vice President, Chief Legal Officer and Secretary of Cubist from 2013 to 2014. Before that, Mr. DesRosier served as Senior Vice President, General Counsel North America of Sanofi S.A., a global biopharmaceutical company, from 2011 to 2013. From 1999 to 2011, Mr. DesRosier held leadership roles of increasing seniority within the legal group of Genzyme Corporation, a biotechnology company, culminating in his role as Senior Vice President, Chief Legal Officer. Mr. DesRosier serves as a member of the board of directors of Avanir Pharmaceuticals, a wholly-owned subsidiary of Otsuka Pharmaceutical Company, Ltd. Mr. DesRosier earned a B.A. in Chemistry from the University of Vermont and a J.D. from Wake Forest University School of Law.

Matthew Henn, Ph.D., has served as our Executive Vice President and Chief Scientific Officer since February 2019.  Since joining our Company at its launch in June 2012, he has held positions of increasing seniority, most recently as Executive Vice President, Head of Discovery and Microbiome R&D from January 2018 to February 2019, and previously as Senior Vice President, Head of Discovery and Bioinformatics from June 2012 to January 2018.  Prior to joining our Company, he was the Director of Viral Genomics and Assistant Director of the Genome Sequencing Center for Infectious Diseases at the Broad Institute of MIT and Harvard. He currently serves on the scientific advisory boards of the Forsyth Institute and Growcentia, Inc., an agricultural microbiome company. Dr. Henn earned his B.S. in Ecology and Evolutionary Sciences from the University of New Hampshire and his Ph.D. in Ecosystem Sciences from the University of California at Berkeley, where he was a NASA Earth Systems Sciences Fellow, and trained as a NSF Postdoctoral Fellow in Microbiology at Duke University.

Code of Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, which is available on our website at www.serestherapeutics.com in the “Investors & Media” section under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, as well as Nasdaq’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified in the preceding sentence.

Audit Committee and Audit Committee Financial Expert

We have a separately-designated standing audit committee, or the Audit Committee. The members of the Audit Committee are Richard N. Kender, Willard H. Dere, M.D. and Meryl S. Zausner. Mr. Kender serves as the Chairperson of the committee. The members of our Audit Committee meet the requirements for financial literacy under the applicable rules of the SEC and Nasdaq. Our board of directors has determined that each of Mr. Kender and Ms. Zausner is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, certain officers and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act, or the Reporting Persons, to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to our equity securities with the SEC. Based on our review of the copies of such forms filed with the SEC and upon any written representations of the Reporting Persons received by us, we believe that there has been compliance with all Section 16(a) filing requirements applicable to such Reporting Persons with respect to the year ended December 31, 2019, except that following form was filed late: one Form 3 (reporting one transaction) for Matthew R. Henn.

Item 11. Executive Compensation

This section discusses the material components of the executive compensation program offered to our named executive officers, or NEOs, identified below. For 2019, our NEOs were:

•	Eric D. Shaff, our current President and Chief Executive Officer;
•	Thomas J. DesRosier, our Chief Legal Officer, Executive Vice President and Secretary;
•	Matthew R. Henn, Ph.D., our Executive Vice President and Chief Scientific Officer; and
•	Roger J. Pomerantz, M.D., our former President and Chief Executive Officer.

Dr. Pomerantz resigned his employment and offices with us in January 2019 and was succeeded by Mr. Shaff, our current President and Chief Executive Officer.

Compensation Philosophy

We intend that the total compensation of our NEOs reflect a “pay for performance” compensation philosophy. We generally target total compensation relative to the 50th percentile of our peer group, but the Compensation Committee retains discretion to adjust compensation reflecting individual factors or performance. Our executive compensation program consists of three primary components: base salary, annual performance-based cash incentive awards and periodic equity-based incentives, which, in 2019, consisted of grants of stock options. We also prohibit our employees and directors from engaging in hedging transactions with regard to the Company’s securities.

Compensation Setting Process

The Compensation Committee makes compensation decisions regarding all of our NEOs. Our President and Chief Executive Officer makes recommendations to the Compensation Committee to assist it in determining compensation levels for our other executive officers and reviews the performance of our other executive officers. While the Compensation Committee utilizes this information and values management’s observations with regard to compensation, the ultimate decisions regarding executive compensation are made by the Compensation Committee.

Our Compensation Committee has the authority under its charter to engage the services of a consulting firm or other outside advisor to assist it in designing our compensation programs and in making executive compensation decisions. Our Compensation Committee has engaged Radford, a compensation consulting firm, as its compensation consultant to assess and make recommendations with respect to the amount and types of compensation to provide our executives and directors. When making executive compensation decisions in 2019, our Compensation Committee considered advice and data provided by Radford, and also met with Radford to discuss compensation of our executive officers, including Mr. Shaff. Radford reported directly to the Compensation Committee; however, Mr. Shaff, our President and Chief Executive Officer, consulted with Radford with respect to its assessments of the compensation of executive officers other than himself. Radford provided the Compensation Committee with peer group and market information that the Compensation Committee used when determining whether our executive compensation is competitive, commensurate with the executive officers’ responsibilities and consistent with market trends in executive compensation practices for comparable companies. Radford also provides additional services to us that are unrelated to executive and director compensation. The fees for these additional services were less than $120,000 during 2019. The Compensation Committee has considered the adviser independence factors required under SEC rules and Nasdaq listing standards as they relate to Radford and does not believe Radford’s work in 2019 raised a conflict of interest.

The Compensation Committee recognizes the very competitive market for executive talent in our industry, and the importance of attracting and retaining strong talent as our business continues to evolve. Our positioning on compensation is intended to keep the Company competitive while strongly incentivizing performance and appropriately controlling executive compensation cost.

In connection with the Compensation Committee’s review of our executive compensation programs in 2019, Radford provided market data and analysis relative to the following peer group of pre-commercial, publicly traded companies with a similar market capitalization selected by the Compensation Committee in consultation with Radford. Compared to the prior year, the Compensation Committee removed five companies due to changes in peer company profiles related to market capitalization and development stage and added six new peer companies that better aligned with the Company’s stage of development and market capitalization:

Ardelyx, Inc.	Concert Pharmaceuticals, Inc.	Corbus Pharmaceuticals, Inc.
Cytokinetics, Inc.	Evelo Biosciences, Inc.	ImmunoGen, Inc.
Inovio Pharmaceuticals, Inc.	Intra-Cellular Therapeutics, Inc.	Jounce Therapeutics, Inc.
Kaleido BioSciences, Inc.	Karyopham Therapeutics, Inc.	MacroGenics, Inc.
Novavax, Inc.	Revance Therapeutics, Inc.	Scholar Rock, Inc.

The Compensation Committee believes the constituent companies in the peer group are similar to us based on development stage, revenue, industry, executive role considerations and market capitalization and are representative of our competitors for talent and capital. Radford provides the Compensation Committee with a competitive assessment of our compensation program for executive officers against the peer group with respect to pay philosophies, pay mix, cash and equity-linked compensation. The Compensation Committee utilizes the peer group in making compensation decisions to help ensure our compensation program for executive officers adheres to our compensation philosophy of maintaining executive pay that rewards performance while remaining competitive, commensurate with the executive officers’ responsibilities and consistent with market trends in executive compensation practices for comparable companies.

2019 Summary Compensation Table

Name and Principal Position	Year	Salary		Options Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation		Total
Eric D. Shaff(1)	2019	$540,000		$1,231,148	$253,000	$8,400	(5)	$2,032,548
President and Chief Executive Officer	2018	435,000		845,520	158,300	8,250		1,447,070
Thomas J. DesRosier	2019	428,300		379,641	161,000	8,400	(5)	977,341
Chief Legal Officer, Executive Vice President, and Secretary	2018	413,800		1,268,280	149,000	8,250		1,839,330
Matthew R. Henn, Ph.D.	2019	385,000		329,052	137,000	8,400	(5)	859,452
Executive Vice President and Chief Scientific Officer
Roger J. Pomerantz, M.D.(2)	2019	79,708	(6)	33,152	—	581,173	(7)	694,033
Former President and Chief Executive Officer	2018	595,000		1,958,788	278,200	186,072		3,018,060

(1)		In January 2019, Mr. Shaff succeeded Dr. Pomerantz as our President and Chief Executive Officer.
(2)

Dr. Pomerantz resigned his employment with us in January 2019, and was succeeded by Mr. Shaff, our current President and Chief Executive Officer. Dr. Pomerantz served on our board of directors until December 12, 2019.

(3)

Represents the aggregate grant date fair value of the option awards computed in accordance with FASB ASC Topic 718. For a description of the assumptions used in valuing these awards, see Notes [2 and 8] to our audited consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

(4)		Represents amounts paid under our annual cash bonus program. For additional information regarding these amounts, refer to “—Narrative Disclosure to Summary Compensation Table—Annual Cash Bonuses.”
(5)		Consists of company matching contributions under our 401(k) plan.
(6)

Consists of $24,792 in annual base salary earned prior to Dr. Pomerantz’s resignation of employment with us, $53,014 in fees earned for his service on our board of directors prior to Dr. Pomerantz’s resignation from our board of directors on December 12, 2019 and $1,902 in advisor fees earned for his service as an advisor to our board of directors during 2019.

(7)

Includes company matching contributions under our 401(k) plan of $372, $10,593 in reimbursements of travel and lodging expenses associated with working in the Cambridge, Massachusetts area in 2019, and $570,208 in payments paid to Dr. Pomerantz in connection with his resignation as our President and Chief Executive Officer. Refer to the description of these payments under the heading “Employment and Separation Agreements––Roger J. Pomerantz, M.D.” for additional information.

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

Base Salary

Our NEOs receive base salary to compensate them for the satisfactory performance of duties to our company. The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

Our Compensation Committee periodically reviews NEO base salaries in consultation with management and Radford to determine whether any adjustments are necessary or appropriate. The following table shows the annual base salaries of our NEOs for 2018, 2019 and 2020. Except as otherwise noted, all annual base salary increases were effective January 1 of the given year.

Name	2018 Annual Base Salary	2019 Annual Base Salary	2020 Annual Base Salary
Eric D. Shaff(1)	$435,000	$540,000	$590,000
Thomas J. DesRosier	413,800	428,300	450,000
Matthew R. Henn, Ph.D.	350,000	385,000	397,000
Roger J. Pomerantz, M.D.(2)	595,000	595,000	—

(1)	Mr. Shaff’s 2019 Annual Base Salary reflects an increase related to his promotion to Chief Executive Officer on January 14, 2019.
(2)	Dr. Pomerantz ceased serving as an employee on January 14, 2019.

Annual Cash Bonuses

Our NEOs have the opportunity to earn annual performance bonuses based on the achievement of short-term performance goals. The NEOs’ 2019 target annual cash bonuses, expressed as a percentage of base salary, were: 55% for Mr. Shaff, 40% for Mr. DesRosier, and 40% for Dr. Henn.  Dr. Pomerantz ceased serving as an employee on January 14, 2019 and was not eligible to receive an annual performance bonus in respect of 2019 performance.

Our Compensation Committee generally determines annual bonuses for our NEOs by multiplying (a) base salary, by (b) target cash bonus percentage, by (c) the level of achievement of corporate and/or individual performance objectives. In addition, the Compensation Committee retains discretion to adjust annual bonuses as it determines to be appropriate to reflect company performance, individual performance or other factors that the committee believes to be appropriate. For Mr. DesRosier and Dr. Henn, the achievement of 2019 corporate objectives was weighted 80% and the achievement of individual objectives was weighted at 20%. Mr. Shaff’s 2019 bonus was weighted 100% on corporate objectives.

For 2019, our corporate bonus objectives were based on operational and developmental milestones related to our clinical and preclinical development programs and business and corporate development initiatives. For each of our NEOs who was eligible to receive an annual bonus for 2019, the 2019 individual performance considerations focused on their respective areas of responsibility within our company. In January 2020, in consultation with management and based on guidance from Radford, the Compensation Committee determined to award Messrs. Shaff and DesRosier, and Dr. Henn 2019 performance bonuses of approximately 85% of the corporate objective portion of their target bonus levels. The actual amounts paid to our NEOs under our 2019 annual cash bonus program are set forth in the Summary Compensation Table above.

Equity-Based Compensation

We have historically offered stock options and, in 2017, restricted stock units to our employees, including our NEOs, as the long-term incentive component of our compensation program. We typically grant options to employees when they commence employment with us and may thereafter grant additional options in the discretion of our board of directors or Compensation Committee. Our stock options allow employees to purchase shares of our common stock at a price equal to the fair market value of our common stock on the grant date and may be intended to qualify as “incentive stock options” under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. Each restricted stock unit represents the right to receive one share of our common stock or its cash value equivalent upon vesting. In 2019, the long-term incentive component of the compensation of our NEOs consisted solely of stock options.

Our stock options typically vest as to 25% of the shares subject to the option on the first anniversary of the grant date (or service commencement date for initial grants) and in 12 quarterly installments during the three-year period thereafter, subject to the holder’s continued service with us. From time to time, our board of directors or Compensation Committee may also construct alternate vesting schedules as it determines are appropriate to motivate particular employees. Stock options and restricted stock units granted to our employees may be subject to accelerated vesting in certain circumstances, as described in the section titled “Employment Agreements.”

We awarded stock options to our NEOs during 2019 in the following amounts and with the vesting schedules indicated below.

Name	Time-Based Options Granted		Milestone Based Options Granted (2)
Eric D. Shaff	275,000	(1)	286,000
Thomas J. DesRosier	84,800	(1)	84,800
Matthew R. Henn, Ph.D.	73,500	(1)	73,500
Roger J. Pomerantz, M.D.	15,000	(3)	—

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

(2)

Option vests in full upon the day our board of directors determines that the primary endpoint in the SER-287 Phase 2b study has been attained, subject to the holder’s continued employment with us through the applicable vesting date.

(3)	Option vests in full on June 13, 2020, in accordance with our Non-Employee Director Compensation Program.

Retirement, Health, Welfare and Additional Benefits

Our NEOs are eligible to participate in our employee benefit plans and programs, including medical and dental benefits, life insurance, short term disability and long term disability to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans. We also sponsor a 401(k) defined contribution plan in which our NEOs may participate, subject to limits imposed by the Internal Revenue Code, to the same extent as all of our other full-time employees. During 2019, we made discretionary employer matching contributions equal to 50% of elective contributions made by participants in the 401(k) plan, up to 6% of a participant’s eligible compensation. These matching contributions are fully vested as of the date on which the contribution is made. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our NEOs, in accordance with our compensation policies. We did not provide any perquisites or special personal benefits to our NEOs for 2019.

Option Awards								Stock Awards
Name	Vesting Commencement Date		Number of securities underlying unexercised options: Exercisable	Number of securities underlying unexercised options: Unexercisable	Equity Incentive Plan Awards: Number of Securities underlying unexercised unearned options	Option exercise price	Option expiration date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested
Eric D. Shaff	2/6/2019	(1)	—	—	286,000	$6.15	2/7/2029
	1/25/2019	(2)	—	275,000		6.01	1/24/2029
	1/30/2018	(2)	52,500	67,500		10.42	1/29/2028
	1/26/2017	(2)	72,187	32,813		9.89	1/25/2027
	1/26/2017	(3)						20,000	$69,000
	2/1/2016	(2)	73,593	4,907		26.20	1/31/2026
	6/26/2015	(4)	100,000	—		18.00	6/25/2025
	12/9/2014	(4)	233,454	—		7.79	12/8/2024
Thomas J. DesRosier	2/6/2019	(1)	—	—	84,800	6.15	2/7/2029
	1/25/2019	(2)	—	84,800		6.01	1/24/2029
	1/30/2018	(2)	35,000	45,000		10.42	1/29/2028
	1/30/2018	(5)	33,333	66,667		10.42	1/29/2028
	1/26/2017	(3)						25,000	86,250
	1/26/2017	(2)	41,250	18,750		9.89	1/25/2027
	6/1/2016	(2)	87,500	12,500		30.90	5/31/2026
Matthew R. Henn, Ph.D.	2/6/2019	(1)	—	—	73,500	6.15	2/7/2029
	1/25/2019	(2)	—	73,500		6.01	1/24/2029
	1/30/2018	(2)	26,250.0	33,750		10.42	1/29/2028
	6/19/2017	(7)	70,000.0	—		10.84	6/18/2029
	1/26/2017	(2)	20,625.0	9,375		9.89	1/25/2027
	1/26/2017	(3)						7,500	25,875
	2/1/2016	(2)	11,718.0	782		26.20	1/31/2026
	6/26/2015	(4)	40,000.0	—		18.00	6/25/2025
	8/7/2014	(4)	26,000.0	—		0.71	8/6/2024
Roger J. Pomerantz, M.D.	6/13/2019	(6)	—	15,000		2.83	6/12/2029
	1/26/2017	(2)	114,187	—		9.89	1/25/2027
	2/1/2016	(2)	121,343	—		26.20	1/31/2026
	6/1/2014	(4)	797,536	—		0.71	8/6/2024
	9/9/2013	(4)	82,500	—		0.48	11/5/2023

(1)

Option vests in full upon the day our board of directors determines that the primary endpoint in the SER-287 Phase 2b study has been attained, subject to the holder’s continued employment with us through the applicable vesting date.

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

(3)

The restricted stock units vest as to 20% of the award on the first anniversary of the vesting commencement date, 30% on the second anniversary of the vesting commencement date and 50% on the third anniversary of the vesting commencement date, subject to the holder’s continued employment with us through the applicable vesting date and potential accelerated vesting as described in the section titled “Employment Agreements.”

(4)

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

(5)

Option vests as to one-third of the total shares subject to the option on each of the first three anniversaries of the vesting commencement date, subject to the holder’s continued employment with us through the applicable vesting date and potential accelerated vesting as described in the section titled “Employment Agreements.”

(6)

Option vests in full on the earlier of June 13, 2020 or the day before the Company’s 2020 Annual Meeting of Shareholders, subject to the holder’s continued service as a board advisor to the Company through the vesting date.

(7)

Option vests as to 50% of the award upon the filing of a biologics license application for SER-109 with the United States Food and Drug Administration (“FDA”) and as to an additional 50% of such shares upon the FDA’s approval of SER-109, subject to the holder’s continued employment with us through the applicable vesting date.

Employment, Separation and Advisory Agreements

We have entered into employment agreements with each of our NEOs. Certain key terms of these agreements are described below.

Eric D. Shaff

In January 2019, in connection with Mr. Shaff’s appointment as the Company’s President and Chief Executive Officer and as a member of our board of directors, we entered into an employment agreement with Mr. Shaff that superseded the terms of his prior employment agreement with us. The employment agreement entitles Mr. Shaff to receive an annual base salary of $540,000, subject to periodic review and adjustment by our board of directors or its compensation committee, and an annual target bonus opportunity of 55% of his annual base salary. In connection with his appointment as the Company’s President and Chief Executive Officer, we also granted Mr. Shaff a stock option under our 2015 Incentive Award Plan to purchase 275,000 shares of our common stock, which will vest in accordance with our standard four-year vesting schedule, subject to Mr. Shaff’s continued service.

Under the terms of his employment agreement, if we terminate Mr. Shaff’s employment without cause or he resigns for good reason, subject to his timely executing a release of claims in our favor, Mr. Shaff is entitled to receive 12 months of continued base salary and up to 12 months of Company-paid continued medical, dental or vision coverage pursuant to COBRA, if elected. If the termination occurs within 60 days prior to or 12 months following a change in control, in lieu of the foregoing, he is entitled to receive 18 months of continued base salary, up to 18 months of Company-paid continued medical, dental or vision coverage pursuant to COBRA, if elected, and accelerated vesting of time-based equity awards that he holds.

For purposes of the employment agreement:

•

“Cause” generally means Mr. Shaff’s (i) failure to substantially perform his duties with us (other than due to disability) or materially comply with our policies; (ii) material failure to carry out or comply with any lawful and reasonable directive of our board of directors; (iii) breach of a material provision of his employment agreement; (iv) conviction, plea of no contest or imposition of unadjudicated probation for any felony or crime involving moral turpitude; (v) unlawful use (including being under the influence) or possession of illegal drugs on our (or our affiliate’s) premises or while performing his duties and responsibilities under his employment agreement; or (vi) commission of an act of fraud, embezzlement, misappropriation, willful misconduct or breach of fiduciary duty against us or any of our affiliates.

•

“Good reason” generally means, subject to certain notice requirements and cure rights, without Mr. Shaff’s consent, (i) a reduction in his base salary (except for a reduction of less than 10% contemporaneously affecting other senior executives); (ii) a material reduction in his authority or areas of responsibility; or (iii) a relocation of his primary office more than 50 miles outside of the Boston metropolitan area.

Mr. Shaff has also agreed to refrain from disclosing our confidential information during or at any time following his employment with us and from competing with us or soliciting our employees or consultants for 12 months following termination of his employment.

Thomas J. DesRosier

Under the terms of our employment agreement with Mr. DesRosier, if we terminate Mr. DesRosier’s employment without cause or he resigns for good reason, subject to his timely executing a release of claims in our favor, he is entitled to receive 12 months of continued base salary and up to 12 months of Company-paid continued medical, dental or vision coverage pursuant to COBRA, if elected. If the termination occurs within 60 days prior to or 12 months following a change in control, Mr. DesRosier is also entitled to accelerated vesting of his time-based equity awards.

For purposes of the employment agreement, “cause” and “good reason” have the same meanings as in Mr. Shaff’s employment agreement. Mr. DesRosier has also agreed to refrain from disclosing our confidential information during or at any time following his employment with us and from competing with us or soliciting our employees or consultants for 12 months following termination of his employment.

Matthew R. Henn, Ph.D.

Under the terms of our employment agreement with Dr. Henn, if we terminate Dr. Henn employment without cause or he resigns for good reason, subject to his timely executing a release of claims in our favor, he is entitled to receive 12 months of continued base salary and up to 12 months of Company-paid continued medical, dental or vision coverage pursuant to COBRA, if elected. If the termination occurs within 60 days prior to or 12 months following a change in control, Dr. Henn is also entitled to accelerated vesting of his time-based equity awards.

For purposes of the employment agreement, “cause” and “good reason” have the same meanings as in Mr. Shaff’s employment agreement. Dr. Henn has also agreed to refrain from disclosing our confidential information during or at any time following his employment with us and from competing with us or soliciting our employees or consultants for 12 months following termination of his employment.

Roger J. Pomerantz, M.D.

Dr. Pomerantz’s employment with us terminated on January 14, 2019. In connection with his resignation, we and Dr. Pomerantz entered into a separation agreement and release that provides for Dr. Pomerantz to receive 12 months of continued base salary, his full 2018 annual cash bonus amount and up to 12 months of continued medical, dental or vision coverage pursuant to COBRA, if elected.

Dr. Pomerantz continued to serve as a director and as Chairman of our board of directors following his employment termination and was eligible to receive compensation in accordance with and subject to the terms of our Non-Employee Director Compensation Program described below until his resignation from our board of directors effective December 12, 2019.

Following Dr. Pomerantz’s resignation from our board of directors, we entered into an advisory agreement with Dr. Pomerantz under which he will continue to serve as an advisor to our board of directors through the agreement’s initial term, which will expire on the date the Company publicly announces the top-line results of the SER-287 Phase 2b clinical study, unless the agreement is earlier terminated.  The advisory agreement provides for Dr. Pomerantz to receive during the advisory period quarterly fees of $8,750, prorated for any partial quarter of service, continued vesting of the stock option granted to Dr. Pomerantz in June 2019 for his service as a non-employee director and continued exercisability of his outstanding company stock options. If we terminate the advisory agreement prior to expiration of its initial term other than due to Dr. Pomerantz’s material breach of the agreement, the agreement provides for Dr. Pomerantz to receive the payments and benefits, including continued vesting of the June 2019 stock options and continued exercisability of his company stock options, provided under the agreement as if he had continued providing services under the agreement until the expiration of its initial term.

Director Compensation

Directors who are also our employees do not receive compensation for their service on our board of directors. Mr. Shaff served as a director and executive officer of our company during 2019, and Dr. Pomerantz served as a non-employee director and executive officer of our company during 2019. Refer to the 2019 Summary Compensation Table and related narrative disclosure above for information regarding the compensation each received from us during 2019.

We maintain a compensation program for our non-employee directors providing for each non-employee director to receive the following amounts for serving on our board of directors:

•	option to purchase 30,000 shares of our common stock upon the director’s initial election or appointment to our board of directors;
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

Each member of our board of directors is entitled to be reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of our board of directors and any committee of our board of directors on which he or she serves.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Noubar B. Afeyan, Ph.D.	$62,000	$33,152	$95,152
Stephen Berenson (2)	14,097	48,663	62,760
Willard H. Dere, M.D.	42,500	33,152	75,652
Lorence H. Kim, M.D.	43,500	33,152	76,652
Richard N. Kender	55,000	33,152	88,152
Grégory Behar	38,500	33,152	71,652
Dennis A. Ausiello, M.D.	36,074	33,152	69,226
Kurt C. Graves	45,000	33,152	78,152
Meryl S. Zausner	42,500	33,152	75,652

(1)

Represents the aggregate grant date fair value of the option awards granted during 2019 computed in accordance with FASB ASC Topic 718. For a description of the assumptions used in valuing these awards, see Notes [2] and [8] to our audited consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The table below shows the number of option awards held as of December 31, 2019 by each of our directors who are not NEOs. None of our directors held unvested stock awards as of that date.

Name	Option Awards
Noubar B. Afeyan, Ph.D.	75,000
Stephen Berenson (2)	30,000
Willard H. Dere, M.D.	60,000
Lorence H. Kim, M.D.	150,000
Richard N. Kender	150,000
Grégory Behar	45,000
Dennis A. Ausiello, M.D.	135,000
Kurt C. Graves	90,000
Meryl S. Zausner	45,000

(2)	Mr. Berenson began serving on our board of directors on August 5, 2019 and was appointed Chairman of our board of directors effective December 12, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance under Equity Compensation Plans

The following table provides information on our equity compensation plans as of December 31, 2019.

Number of Securities
Available for Future
	Number of Securities to be		Issuance Under Equity
	Issued Upon Exercise of	Weighted-Average Exercise	Compensation Plans
	Outstanding Options,	Price of Outstanding Options,	(excludes securities
Plan Category	Warrants and Rights	Warrants, and Rights	Reflected in first column) (1)
Equity compensation plans approved by security holders (2)	8,440,683 (3)	$10.36 (4)	4,001,934 (5)
Equity compensation plans not approved by security holders	—	—	—
Total	8,440,683	$10.36	4,001,934

(1)

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

(2)	Consists of the 2012 Stock Incentive Plan, or the 2012 Plan, the 2015 Plan, and the 2015 ESPP.

(3)

Includes 1,989,391 outstanding options to purchase stock under the 2012 Plan, 6,321,292 outstanding options to purchase stock under the 2015 Plan, and 130,000 restricted stock units under the 2015 Plan.

(4)

As of December 31, 2019, the weighted-average exercise price of outstanding options under the 2012 Plan was $4.92 and the weighted-average exercise price of outstanding options under the 2015 Plan was $12.07.

(5)

As of December 31, 2019, a total of 4,001,934 shares of common stock were available for issuance, consisting of 1,847,474 shares under the 2015 ESPP and 2,154,460 shares of common stock were available for future issuance under the 2015 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to holdings of our common stock by (i) stockholders who beneficially owned more than 5% of the outstanding shares of our common stock, and (ii) each of our directors, each of our named executive officers and all directors and executive officers as a group as of February 26, 2020, unless otherwise indicated. The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power. Applicable percentage ownership is based on 71,071,068 shares of common stock outstanding as of February 26, 2020. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, or other rights held by such person that are currently exercisable or will become exercisable within 60 days of February 29, 2020 are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated, the address of each beneficial owner listed below is 200 Sidney Street, Cambridge, MA 02139. We believe, based on information provided to us, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

NAME OF BENEFICIAL OWNER	NUMBER	PERCENTAGE
5% or Greater Stockholders
Entities affiliated with Flagship Pioneering [1]	21,571,764	30.4%
Nikko Asset Management Americas, Inc. [2]	8,273,223	11.7%
ARK Investment Management LLC [3]	7,273,840	10.3%
Nestlé Health Science US Holdings, Inc. [4]	6,918,888	9.8%
FMR LLC [5]	6,499,118	9.2%
BlackRock, Inc. [6]	4,003,353	5.6%
Named Executive Officers and Directors
Noubar B. Afeyan, Ph.D. 1, [7]	21,646,905	30.5%
Dennis A. Ausiello, M.D. [8]	120,000	*
Grégory Behar [9]	30,000	*
Stephen Berenson	—	—
Matthew Henn [10]	167,843	*
Willard H. Dere, M.D. [11]	30,000	*
Thomas DesRosier [12]	316,720	*
Kurt C. Graves [13]	75,000	*
Richard N. Kender [14]	135,000	*
Lorence H. Kim, M.D. [15]	135,000	*
Roger J. Pomerantz, M.D. [16]	1,329,542	*
Eric D. Shaff [17]	676,045	*
Meryl S. Zausner [18]	7,500	*
All executive officers and directors as a group (15 persons) [19]	25,080,905	34.0%

*	Less than 1%
[1]

Based solely on a Schedule 13D filed with the SEC on June 28, 2019 by Flagship VentureLabs IV, LLC, or VentureLabs IV, Flagship Ventures Fund IV, L.P., or Flagship Fund IV, Flagship Ventures Fund IV-Rx, L.P., or Flagship Fund IV-Rx (and, together with VentureLabs IV and Flagship Fund IV, the Flagship IV Funds), Flagship Ventures Fund IV General Partner LLC, or Flagship Fund IV GP, Nutritional Health LTP Fund, L.P., or Nutritional LTP, Nutritional Health LTP Fund General Partner LLC, or Nutritional LTP GP, Flagship Pioneering Fund VI, L.P., or Flagship Fund VI (and, together with the Flagship IV Funds and Nutritional LTP, the Flagship Funds), Flagship Pioneering Fund VI General Partner LLC, or Flagship Fund VI GP, Flagship Pioneering, Inc., or Flagship Pioneering, Noubar B. Afeyan, Ph.D. and Edwin M. Kania, Jr. VentureLabs IV, Flagship Fund IV, Flagship Fund IV-Rx, Flagship Fund IV GP, Nutritional LTP, Nutritional LTP GP, Flagship Fund VI, Flagship Fund VI GP, Flagship Pioneering, Dr. Afeyan and Mr. Kania are collectively referred to herein as the Flagship Reporting Persons. VentureLabs IV, Flagship Fund IV and Flagship Fund IV-Rx have shared voting and dispositive power over the 2,734,994 shares, 8,022,420 shares, and 1,925,462 shares of common stock directly held by them, respectively. Flagship Fund IV, as the manager of VentureLabs IV, may be deemed to beneficially own and share voting and dispositive power over the shares directly held by VentureLabs IV. Flagship Fund IV GP, as the general partner of the Flagship Fund IV Funds, may be deemed to beneficially own and share voting and dispositive power over the shares directly held by the Flagship Fund IV Funds. Nutritional LTP directly holds and has shared voting and dispositive power over 4,444,444 shares of common stock. Nutritional LTP GP, as the general partner of Nutritional LTP, may be deemed to beneficially own and share voting and dispositive power over the shares directly held by Nutritional LTP. Flagship Fund VI directly holds and has shared voting and dispositive power over 4,444,444 shares of Common Stock. Flagship Fund VI GP, as the general partner of Flagship

Fund VI, may be deemed to beneficially own and share voting and dispositive power over the shares directly held by Flagship Fund VI. Flagship Pioneering, as the general partner of Flagship Fund VI GP, may be deemed to beneficially own and share voting and dispositive power over the shares directly held by Flagship Fund VI. Dr. Afeyan and Mr. Kania, as the managers of Flagship Fund IV GP, may be deemed to beneficially own and share voting and dispositive power over the shares directly held by the Flagship Fund IV Funds. While Mr. Kania is retired from Flagship Pioneering, he continues to serve as a manager of Flagship Fund IV GP. Dr. Afeyan, as the sole member and manager of Nutritional LTP GP and as CEO and sole shareholder of Flagship Pioneering, may be deemed to beneficially own and share voting and dispositive power over the shares directly held by each of Nutritional LTP and Flagship Fund VI. The address for the Flagship Reporting Persons is c/o Flagship Pioneering, Inc., 55 Cambridge Parkway, Suite 800E, Cambridge, Massachusetts 02142.

[2]

Based solely on a Schedule 13G/A filed with the SEC on February 12, 2020 by Sumitomo Mitsui Trust Holdings, Inc., or SMTH, and Nikko Asset Management Co., Ltd., or NAM. Each of SMTH and NAM are parent holding companies of Nikko Asset Management Americas, Inc., or Nikko Americas. Nikko Americas has shared dispositive power over all 8,273,223 shares and shared voting power over 5,434,478 shares. All of the shares of common stock are owned, or may be deemed to be beneficially owned, by Nikko Americas. The address for SMTH is 1-4-1 Marunouchi, Chiyoda-ku, Tokyo 100-8233, Japan. The address for NAM is Midtown Tower, 9-7-1 Akasaka, Minato-ku, Tokyo 107-6242, Japan.

[3]

Based solely on a Schedule 13G/A filed on February 14, 2020 by ARK Investment Management LLC, or ARK. ARK is an investment adviser and has sole dispositive power over all 7,273,840 shares, sole voting power over 5,983,163 shares and shared voting power over 445,694 shares. The address for Ark Investment Management LLC is 3 East 28th Street, 7th Floor, New York, NY 10016.

[4]

Based on a Schedule 13D filed with the SEC on April 11, 2018 by Nestlé Health Science US Holdings, Inc., or NHS, NIMCO US, Inc., or NIMCO and Nestlé S.A., or Nestlé. NHS is a wholly owned subsidiary of NIMCO, which is a wholly owned subsidiary of Nestlé, a publicly traded company, and other information known to the us. Each of these entities may be deemed to share voting and investment power with respect to all shares of common stock held by NHS. Each of NHS, NIMCO and Nestlé disclaims beneficial ownership of such shares of common stock except to the extent of its pecuniary interest therein. The address for NHS and NIMCO is 383 Main Ave., 5th Floor, Norwalk, CT 06851. The address for Nestlé is Avenue Nestlé 55, CH-1800, Vevey Switzerland.

[5]

Based solely on a Schedule 13G/A filed on February 7, 2020 by FMR LLC and Abigail P. Johnson. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act, or the Fidelity Funds, advised by Fidelity Management & Research Company, or FMR Co, a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. FMR LLC has sole voting power over 2,079,689 shares and sole dispositive power over 6,499,118 shares. Abigail P. Johnson has sole dispositive power over 6,499,118 shares. The address for FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

[6]

Based solely on a Schedule 13G filed on February 7, 2020 by BlackRock, Inc., or Blackrock, on behalf of itself and its wholly owned subsidiaries, BlackRock Advisors, LLC, BlackRock Investment Management (UK) Limited, BlackRock Asset Management Canada Limited, BlackRock Fund Advisors, BlackRock Asset Management Ireland Limited, BlackRock Institutional Trust Company, National Association, BlackRock Financial Management, Inc., BlackRock Japan Co., Ltd. and BlackRock Investment Management, LLC. BlackRock reported that as of December 31, 2019, it had sole voting power with respect to 3,863,749 shares of common stock and sole dispositive power with respect to all 4,003,353 shares, and that the shares are beneficially owned by BlackRock and its wholly owned subsidiaries identified above. The address of each of the foregoing is 55 East 52nd Street, New York, NY 10055.

[7]

Based solely on a Schedule 13D filed with the SEC on June 28, 2019 by VentureLabs IV.  Includes 60,000 shares of common stock which Dr. Afeyan has the right to acquire pursuant to outstanding stock options which are or will be immediately exercisable within 60 days of February 29, 2020.

[8]

Includes 120,000 shares of common stock which Dr. Ausiello has the right to acquire pursuant to outstanding stock options which are or will be immediately exercisable within 60 days of February 29, 2020.

[9]	Includes 30,000 shares of common stock which Mr. Behar has the right to acquire pursuant to outstanding stock options which are or will be immediately exercisable within 60 days of February 29, 2020.
[10]	Includes 155,843 shares of common stock which Mr. Henn has the right to acquire pursuant to outstanding stock options which are or will be immediately exercisable within 60 days of February 29, 2020.
[11]	Includes 30,000 shares of common stock which Dr. Dere has the right to acquire pursuant to outstanding stock options which are or will be immediately exercisable within 60 days of February 29, 2020.
[12]

Includes 275,666 shares of common stock which Mr. DesRosier has the right to acquire pursuant to outstanding stock options which are or will be immediately exercisable within 60 days of February 29, 2020.

[13]	Includes 75,000 shares of common stock which Mr. Graves has the right to acquire pursuant to outstanding stock options which are or will be immediately exercisable within 60 days of February 29, 2020.
[14]

Includes 135,000 shares of common stock which Mr. Kender has the right to acquire pursuant to outstanding stock options which are or will be immediately exercisable within 60 days of February 29, 2020.

[15]	Includes 135,000 shares of common stock which Dr. Kim has the right to acquire pursuant to outstanding stock options which are or will be immediately exercisable within 60 days of February 29, 2020.
[16]

Includes 1,115,566 shares of common stock which Dr. Pomerantz has the right to acquire pursuant to outstanding stock options which are or will be immediately exercisable within 60 days of February 29, 2020.

[17]	Includes 643,203 shares of common stock which Mr. Shaff has the right to acquire pursuant to outstanding stock options which are or will be immediately exercisable within 60 days of February 29, 2020.
[18]	Includes 7,500 shares of common stock which Ms. Zausner has the right to acquire pursuant to outstanding stock options which are or will be immediately exercisable within 60 days of February 29, 2020.
[19]

Consists of (a) 22,000,627 shares of common stock and (b) 3,080,278 shares of common stock which the holders have the right to acquire pursuant to outstanding stock options which are or will be immediately exercisable within 60 days of February 29, 2020.

Item 13. Certain Relationships and Related Transactions and Director Independence

Policies and Procedures for Related Person Transactions

Our board of directors has adopted a written Related Person Transaction Policy and Procedures, setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we (including any of our subsidiaries) are, were or will be a participant, where the amount involved exceeds $120,000 in any fiscal year and a related person has, had or will have a direct or indirect material interest. Our finance team is primarily responsible for developing and implementing procedures to obtain information regarding potential related person transactions and for determining whether a related person transaction requiring compliance with our policy exists. Our Chief Executive Officer then presents the related person transaction to our Audit Committee. In reviewing and approving any such transaction, our Audit Committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction, the extent of the related person’s interest in the transaction and the conflicts of interest and corporate opportunity provisions under our Code of Business Conduct and Ethics. No director may participate in approval of a related person transaction in which he or she is a related person. Our Audit Committee may also ratify related person transactions that were entered into by management because pre-approval was not feasible and transactions that were not initially recognized as related person transactions. If these transactions are not ratified, our management must make all reasonable efforts to cancel or annul such transactions. Our management must update our Audit Committee on material changes to any approved or ratified related person transaction and provide an annual status report on all then-current related person transactions. The following are certain transactions, arrangements and relationships with our directors, executive officers and stockholders owning 5% or more of our outstanding common stock.

Transactions with Nestle Health Science

In January 2016 we entered into the License Agreement with NHS, an affiliate of Nestlé Health Science US Holdings, Inc., which holds approximately 9.7% of our common stock as of February 25, 2020, for the development and commercialization of certain of our product candidates in development for the treatment and management of CDI and IBD, including ulcerative colitis and Crohn’s disease. The License Agreement supports the development of our portfolio of products for CDI and IBD in markets outside of the Licensed Territory and is expected to provide substantial financial support for our ongoing worldwide research and development. We have retained full commercial rights to our entire portfolio of product candidates with respect to the United States and Canada, where we plan to build our own commercial organization.

Under the License Agreement, we granted to NHS an exclusive, royalty-bearing license to develop and commercialize in the Licensed Territory certain products based on our microbiome technology that are being developed for the treatment of CDI and IBD, including the NHS Collaboration Products. Upon mutual agreement, one or more other products based on our microbiome technology for CDI or IBD may be added to the License Agreement in lieu of or in addition to the then-existing NHS Collaboration Products. NHS’ exclusive license in the Licensed Territory to develop and commercialize NHS Collaboration Products extends to any indications for which we and NHS agree to develop such products. We also granted to NHS a non-exclusive license to export, develop and make NHS Collaboration Products in the licensed fields worldwide solely for commercialization in the licensed fields and in the Licensed Territory. Additionally, the rights to develop and commercialize a given NHS Collaboration Product in certain non-EU countries within the Licensed Territory may revert to us if NHS either elects not to pursue commercialization of such NHS Collaboration Product in such country or fails to meet certain agreed upon milestones for commercialization of such NHS Collaboration Product in such country. If the licensed rights in any country revert to us in this way, then we would pay to NHS a royalty in the mid-single digits on net sales of such NHS Collaboration Product in such country.

The License Agreement sets forth our and NHS’ respective obligations for development, commercialization, regulatory and manufacturing and supply activities for the NHS Collaboration Products with respect to the licensed fields and the Licensed Territory. In exchange for the license, NHS paid us an upfront cash payment of $120 million in February 2016 and has agreed to pay us tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of NHS Collaboration Products in the Licensed Territory. Additionally, NHS has agreed to pay us up to $660 million for the achievement of certain development and regulatory milestones and up to an aggregate of $1.125 billion for the achievement of certain commercial milestones related to the sales of NHS Collaboration Products. We received a $10 million milestone payment in 2016 associated with the initiation of our Phase 1b study for SER-262 in CDI and a $20 million milestone payment in 2017 associated with the initiation of our Phase 3 study of SER-109 in multiply recurrent CDI.

In November 2018, we executed the Letter Agreement, modifying certain terms of the License Agreement. Under the Letter Agreement, NHS agreed to accelerate the payment of the $20.0 million Phase 3 commencement milestone to be payable upon the commencement of the Phase 2b study for SER-287. Further, based on the results of the Phase 2b study, the Letter Agreement modifies certain terms and conditions related to the extent and timing of expense reimbursement associated with the ongoing SER-287 clinical trials. The Phase 2b study was initiated and the $40.0 million of milestone payments were received in December 2018.

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

2019 Follow-On Offering

In June 2019, we completed a registered public offering pursuant to which we issued and sold an aggregate of 28,818,578 shares of our common stock (including 2,151,911 shares sold pursuant to the underwriters’ partial exercise of their option to purchase additional shares) at a public offering price of $2.25 for aggregate net proceeds to us of approximately $60.5 million. The following table sets forth the number of shares of common stock purchased in our registered public offering by directors (and related parties thereto) and holders of more than 5% of our common stock:

Name (1)	Shares of Common Stock Purchased	Total Purchase Price
Entities affiliated with Flagship Pioneering (affiliate of Noubar Afeyan, Ph.D.) (2)	8,888,888	$19,999,998
Nikko Asset Management Co., Ltd.	380,000	$855,000
Entities affiliated with ARK Investment Management LLC	1,130,000	$2,542,500
Entities affiliated with FMR LLC	3,357,300	$7,553,925

(1)

Additional details regarding these stockholders and their equity holdings are provided in this Annual Report under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

(2)	Represents shares acquired by Flagship Pioneering Fund VI, L.P. and Nutritional Health LTP Fund, L.P.

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

Director Independence

All of our directors, other than Eric D. Shaff, qualify as “independent” in accordance with the listing requirements of The Nasdaq Global Select Market or Nasdaq. Roger J. Pomerantz, M.D., who served on our board of directors until his resignation on December 12, 2019, did not qualify as “independent” in accordance with Nasdaq listing requirements. The Nasdaq independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. Mr. Shaff is not independent because he is the President and Chief Executive Officer of our Company. Dr. Pomerantz was not independent because he served as President and Chief Executive Officer of our Company until January 2019. There are no family relationships among any of our directors or executive officers.

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

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees of PricewaterhouseCoopers LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

Fee Category	2019	2018
Audit fees	$695,000	$488,000
Audit-related fees	50,000	20,000
Tax fees	—	—
All other fees	900	900
Total fees	$745,900	$508,900

Audit Fees

Audit fees consist of fees billed for the audit of our annual consolidated financial statements, the review of the interim consolidated financial statements, related services that are normally provided in connection with registration statements, and services performed in connection with the public offering of our common stock in June 2019.

Audit-Related Fees

Audit-related fees in 2019 consist of fees in connection with an audit of our grant from CARB-X. Audit-related fees in 2018 consist of fees for services performed related to our adoption of the new lease accounting standard in the first quarter of 2019.

Tax Fees

There were no tax fees incurred in 2019 or 2018.

All Other Fees

All other fees in 2019 and 2018 represent non-audit fees in connection with access to the PricewaterhouseCoopers LLP on-line accounting research and disclosures database.

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee has adopted a policy, or the Pre-Approval Policy, which sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent registered accounting firm may be pre-approved. The Pre-Approval Policy generally provides that we will not engage PricewaterhouseCoopers LLP to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the Audit Committee, or specific pre-approval, or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy, or general pre-approval. Unless a type of service to be provided by PricewaterhouseCoopers LLP has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the Audit Committee or by a designated member of the Audit Committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with our business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance our ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative. On an annual basis, the Audit Committee reviews and generally pre-approves the services (and related fee levels or budgeted amounts) that may be provided by PricewaterhouseCoopers LLP without first obtaining specific pre-approval from the Audit Committee. The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations.

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

(a)(3) Exhibits.

The following is a list of all exhibits filed as a part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15
3.2	Amended and Restated By-Laws	8-K	001-37465	3.2	7/1/15
4.1	Amended and Restated Investors’ Rights Agreement, dated December 19, 2014, by and among the Registrant and each of the investors listed on Schedule A thereto	S-1	333-204484	4.1	5/27/15
4.2	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-204484	4.2	6/16/15
4.3	Description of Capital Stock					*
10.1#	2015 Incentive Award Plan and forms of award agreements thereunder	S-1/A	333-204484	10.2	6/16/15
10.2#	2015 Employee Stock Purchase Plan	S-1/A	333-204484	10.3	6/16/15
10.3#	2012 Stock Incentive Plan, as amended and form of option agreement thereunder	S-1	333-204484	10.1	5/27/15
10.4#	Non-Employee Director Compensation Program	S-1/A	333-204484	10.4	6/16/15
10.5	Lease Agreement, dated April 1, 2015, by and between the Registrant and ARE-MA Region No. 38, LLC	S-1	333-204484	10.13	5/27/15
10.6	Lease, dated November 11, 2015, by and between the Registrant and BMR-Sidney Research Campus, LLC	10-K	001-37465	10.13	3/14/16
10.7	Sublease Agreement dated July 1, 2019, by and between the Registrant and Flagship VL56, Inc., and Flagship VL58, Inc.	10-Q	001-37465	10.3	11/5/19
10.8#	Amended and Restated Employment Agreement, dated January 14, 2019, by and between the Registrant and Eric D. Shaff	8-K	001-37465	10.2	1/15/19
10.9#	Employment Agreement, dated August 10, 2015, by and between the Registrant and John G. Aunins	10-Q	001-37465	10.10	8/10/15
10.10#	Amendment to Employment Agreement, dated February 8, 2017 by and between the Registrant and John G. Aunins	10-K	001-37465	10.13	3/16/17
10.11#	Employment Agreement, dated April 26, 2016 by and between the Registrant and Thomas J. DesRosier	10-Q	001-37465	10.1	8/11/16
10.12#	Amended and Restated Employment Agreement, dated March 25, 2019, by and between the Registrant and Matthew Henn	10-Q	001-37465	10.1	8/6/19
10.13#	Employment Agreement, dated July 11, 2019, by and between the Registrant and Marcus Chapman	10-Q	001-37465	10.1	11/5/19

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.14#	Advisory Agreement, dated December 12, 2019, by and between the Registrant and Roger Pomerantz					*
10.15	Loan and Security Agreement, dated October 29, 2019, between the Registrant and Hercules Capital, Inc.	8-K	001-37465	10.1	11/4/19
10.16^	Collaboration and License Agreement, dated January 9, 2016, by and between the Registrant and Nestec Ltd.	10-Q	001-37465	10.1	5/16/16
10.17	Amendment No 1 to the Collaboration and License Agreement, dated August 10, 2016, by and between the Registrant and Nestec Ltd.	10-K	001-37465	10.22	3/6/19
10.18^	Letter Agreement dated October 30, 2018, by and between the Registrant and Nestec Ltd.	10-K	001-37465	10.23	3/6/19
10.19^^	Research Collaboration and Option Agreement, dated March 11, 2019, by and between the Registrant and MedImmune, LLC	10-Q	001-37465	10.1	5/2/19
10.20	Loan and Security Agreement dated October 29, 2019 between the Registrant and Hercules Capital, Inc.	8-K	001-37465	10.1	11/4/19
21.1	Subsidiaries of Seres Therapeutics, Inc.					*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					*
32.1	Section 1350 Certification of Chief Executive Officer					**
32.2	Section 1350 Certification of Principal Financial Officer					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.
^	Confidential treatment has been granted with respect to redacted portions of this exhibit. Redacted portions of this exhibit have been filed separately with the SEC.
^^

Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K, Item 601(b)(10).  Such omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.  Additionally, schedules and attachments to this exhibit have been omitted pursuant to Regulation S-K, Items 601(a)(5).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERES THERAPEUTICS, INC.

Date: March 2, 2020	By:	/s/ Eric D. Shaff
Eric D. Shaff
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric D. Shaff	President, Chief Executive Officer	March 2, 2020
Eric D. Shaff	and Director
(Principal Executive Officer)
/s/ Marcus Chapman	Vice President, Finance	March 2, 2020
Marcus Chapman	(Principal Financial and Accounting Officer)

/s/ Stephen Berenson	Chairman of the Board	March 2, 2020
Stephen Berenson

/s/ Noubar B. Afeyan	Director	March 2, 2020
Noubar B. Afeyan, Ph.D.

/s/ Dennis Ausiello	Director	March 2, 2020
Dennis Ausiello, M.D.

/s/ Willard Dere	Director	March 2, 2020
Willard Dere

/s/ Grégory Behar	Director	March 2, 2020
Grégory Behar

/s/ Kurt C. Graves	Director	March 2, 2020
Kurt C. Graves

/s/ Richard N. Kender	Director	March 2, 2020
Richard N. Kender

/s/ Lorence H. Kim	Director	March 2, 2020
Lorence H. Kim, M.D.

/s/ Meryl Zausner	Director	March 2, 2020
Meryl Zausner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Seres Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Seres Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, of stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

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

Change in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which accounts for revenues from contracts with customers in 2018.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

March 2, 2020

We have served as the Company's auditor since 2014.

SERES THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$65,126	$85,820
Investments	29,690	—
Prepaid expenses and other current assets	3,588	6,845
Accounts receivable	1,785	—
Total current assets	100,189	92,665
Property and equipment, net	19,495	26,294
Operating lease assets	11,356	—
Restricted investments	1,400	1,400
Restricted cash	—	113
Total assets	$132,440	$120,472
Liabilities and Stockholder's Deficit
Current liabilities:
Accounts payable	$4,859	$6,415
Accrued expenses and other current liabilities	10,884	15,207
Operating lease liabilities	4,456	—
Deferred revenue - related party	20,960	20,419
Deferred revenue	4,834	—
Total current liabilities	45,993	42,041
Note payable, net of discount	24,648	—
Operating lease liabilities, net of current portion	15,676	—
Lease incentive obligation, net of current portion	—	6,776
Deferred rent	—	2,216
Deferred revenue, net of current portion - related party	89,111	116,840
Deferred revenue, net of current portion	4,834	—
Other long-term liabilities	502	644
Total liabilities	180,764	168,517
Commitments and contingencies (Note 14)
Stockholders’ (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2019 and 2018; no shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2019 and 2018; 70,143,252 and 40,936,735 shares issued and outstanding at December 31, 2019 and 2018	70	41
Additional paid-in capital	411,255	341,284
Accumulated other comprehensive income (loss)	—	—
Accumulated deficit	(459,649)	(389,370)
Total stockholders’ deficit	(48,324)	(48,045)
Total liabilities and stockholders’ deficit	$132,440	$120,472

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Collaboration revenue - related party	$27,188	$26,917	$32,100
Grant revenue	1,102	1,350	—
Collaboration revenue	6,215	—	—
Total revenue	34,505	28,267	32,100
Operating expenses:
Research and development expenses	$80,141	$95,955	$89,455
General and administrative expenses	24,748	32,596	34,040
Restructuring expenses	1,492	—	—
Total operating expenses	106,381	128,551	123,495
Loss from operations	(71,876)	(100,284)	(91,395)
Other income (expense):
Interest income	1,033	1,172	1,590
Interest expense	(502)	—	—
Other income	1,066	170	425
Total other income (expense), net	1,597	1,342	2,015
Net loss	$(70,279)	$(98,942)	$(89,380)
Net loss per share attributable to common stockholders, basic and diluted	$(1.24)	$(2.43)	$(2.21)
Weighted average common shares outstanding, basic and diluted	56,649,220	40,743,492	40,449,410
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax of $0	—	146	3
Total other comprehensive income (loss)	—	146	3
Comprehensive loss	$(70,279)	$(98,796)	$(89,377)

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

				Accumulated		Total
	Common Stock		Additional	Other		Stockholders
		Par	Paid-in	Comprehensive	Accumulated	Equity
	Shares	Value	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2016	40,355,753	$40	$306,931	$(149)	$(174,191)	$132,631
Issuance of common stock upon exercise of stock options	174,386	—	116	—	—	116
Issuance of common stock upon vesting of RSUs, net of tax withholdings	40,876	—	(33)	—	—	(33)
Stock-based compensation expense	—	—	17,362	—	—	17,362
Unrealized gain on investments	—	—	—	3	—	3
Net loss	—	—	—	—	(89,380)	(89,380)
Balance at December 31, 2017	40,571,015	$40	$324,376	$(146)	$(263,571)	$60,699
Issuance of common stock upon exercise of stock options	212,240	$1	$146	$—	$—	$147
Issuance of common stock upon vesting of RSUs, net of tax withholdings	138,048	—	61	—	—	61
Repurchase of common stock for employee tax withholdings	(17,900)	—	(197)	—	—	(197)
Issuance of common stock under ESPP plan	33,332	—	257	—	—	257
Stock-based compensation expense	—	—	16,641	—	—	16,641
Unrealized gain on investments	—	—	—	146	—	146
Adoption of new revenue standard (ASC 606)	—	—	—	—	(26,857)	(26,857)
Net loss	—	—	—	—	(98,942)	(98,942)
Balance at December 31, 2018	40,936,735	$41	$341,284	$—	$(389,370)	$(48,045)
Issuance of common stock from public offering, net of commissions, underwriting discounts and offering costs	28,818,578	$29	$60,498	$—	$—	$60,527
Issuance of common stock from at the market equity offering	128,400	—	512	—	—	512
Issuance of common stock upon exercise of stock options	90,125	—	145	—	—	145
Issuance of common stock upon vesting of RSUs, net of tax withholdings	94,400	—	176	—	—	176
Issuance of common stock under ESPP plan	75,014	—	296	—	—	296
Stock-based compensation expense	—	—	8,344	—	—	8,344
Net loss	—	—	—	—	(70,279)	(70,279)
Balance at December 31, 2019	70,143,252	$70	$411,255	$—	$(459,649)	$(48,324)

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(70,279)	$(98,942)	$(89,380)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	8,344	16,641	17,362
Depreciation and amortization expense	7,603	7,862	7,259
Non-cash operating lease cost	2,227	—	—
Non-cash interest expense	281	—	3
Accretion of discount on investments	(172)	(214)	(216)
Loss on disposal of property and equipment	103	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,257	(2,056)	31
Accounts receivable	(1,785)	—	—
Deferred revenue	(17,520)	13,476	(11,888)
Accounts payable	(1,460)	(353)	(856)
Operating lease liabilities	(4,211)	—	—
Accrued expenses and other liabilities	(2,908)	732	2,162
Net cash (used in) operating activities	(76,520)	(62,854)	(75,523)
Cash flows from investing activities:
Purchases of property and equipment	(1,002)	(1,937)	(4,676)
Purchases of investments	(46,420)	(21,832)	(97,934)
Sales and maturities of investments	16,904	136,087	158,312
Net cash (used in) provided by investing activities	(30,518)	112,318	55,702
Cash flows from financing activities:
Proceeds from public offering of common stock, net of commissions, underwriting discounts and offering costs	60,527	—	—
Proceeds from issuance of note payable	25,000	—	—
Proceeds from at the market equity offering	512	—	—
Payments of debt issuance costs	(425)	—	—
Proceeds from exercise of stock options	145	147	116
Proceeds from issuance of common stock and restricted common stock	176	61	—
Payments for repurchase of common stock for employee tax withholdings	—	(197)	(33)
Issuance of common stock under ESPP plan	296	257	—
Net cash provided by financing activities	86,231	268	83
Net (decrease) increase in cash, cash equivalents and restricted cash	(20,807)	49,732	(19,738)
Cash, cash equivalents and restricted cash at beginning of year	85,933	36,201	55,939
Cash, cash equivalents and restricted cash at end of year	$65,126	$85,933	$36,201
Supplemental disclosure of cash flow information:
Cash paid for interest	$221	$—	$1
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$62	$157	$877
Reduction of operating lease assets and operating lease liabilities from operating lease modifications or reassessments	154	—	—

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

As of December 31, 2019, the Company had an accumulated deficit of $459,649 and cash, cash equivalents and investments of $94,816. For the year ended December 31, 2019, the Company incurred a loss of $70,279 and used $76,520 of cash in operations. Management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of ASC 205-40 and determined that the Company’s accumulated deficit, history of losses, and future expected losses meet the ASC 205-40 standard for raising substantial doubt about the Company’s ability to continue as a going concern.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The Company’s current financial resources and currently forecasted operating plan would allow the Company to operate into the second quarter of 2021. The Company has developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, and/or potentially new collaborations and reducing cash expenditures. If the Company is not able to secure adequate additional funding, the Company plans to make reductions in spending. In that event, the Company may have to delay, scale back, or eliminate some or all of the Company’s planned clinical trials and research stage programs. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above is not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend the Company’s funds through these actions may not be considered in management’s assessment of the Company’s ability to continue as a going concern. As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern.

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

Restricted Investments

The Company held investments of $1,400 as of December 31, 2019 and December 31, 2018 in a separate restricted bank account as a security deposit for the lease of the Company’s facilities. The Company has classified these deposits as long-term restricted investments on its balance sheet.

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

The Company’s cash equivalents and investments are carried at fair value, determined according to the fair value hierarchy described above. The Company’s investments in certificates of deposit are carried at amortized cost, which approximates fair value. The carrying values of the Company’s accounts receivable, prepaid expense and other current assets, accounts payable, accrued expenses and variable interest rate note payable are recorded at cost, which approximates fair value due to their short-term nature of these assets and liabilities.

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

Following the Company’s adoption of ASU 2018-07, Compensation—Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), on January 1, 2019, for stock-based awards issued to non-employees, the Company no longer revalues non-employee awards at each reporting date and instead calculates the fair value of the awards as of the grant date using the Black-Scholes option-pricing model. Compensation expense for these awards is recognized over the related service period.

The Company classifies stock-based compensation expense in its consolidated statement of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The Company accounts for forfeitures of stock-based awards as they occur rather than applying an estimated forfeiture rate to stock-based compensation expense.

The fair value of each stock option grant is estimated on the date of grant using the Black- Scholes option-pricing model. The Company lacks sufficient company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The Company uses the simplified method prescribed by Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of options granted to employees and directors. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Revenue Recognition

The Company adopted ASC 606 on January 1, 2018, using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for 2019 and 2018 reflect the application of ASC 606 while the reported results for 2017 were prepared under ASC 605, Revenue Recognition (“ASC 605”).

The adoption of ASC 606 changed the pattern and timing of revenue recognition under the Collaboration and License Agreement (“License Agreement”) with NHS. Under ASC 605, the upfront fee of $120,000 received by the Company in the first quarter of 2016 was deferred and recognized on a straight-line basis over the estimated performance period of ten years. In addition, the Company recognized revenue associated with substantive development milestones not considered probable at the inception of the License Agreement in their entirety in the period in which the milestone was achieved, in accordance with ASC 605-28, Revenue Recognition-Milestone Method. Under ASC 606, the Company recognizes revenue using the cost-to-cost method over the remaining performance period as described in Note 12. The cumulative effect of applying ASC 606 as of the adoption date of January 1, 2018 of $26,857 was recorded as an adjustment to accumulated deficit in the statement of stockholders’ equity (deficit).

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

Grant Revenue

The Company generates revenue from government contracts that reimburse the Company for certain allowable costs for funded projects. For contracts with government agencies, when the Company has concluded that it is the principal in conducting the research and development expenses, and where the funding arrangement is considered central to the Company’s ongoing operations, the Company classifies the recognized funding received as revenue.

The Company has concluded to recognize funding received as revenue, rather than as a reduction of research and development expenses, because the Company is the principal in conducting the research and development activities and these contracts are central to its ongoing operations. Revenue is recognized as the qualifying expenses related to the contracts are incurred. Revenue recognized upon incurring qualifying expenses in advance of receipt of funding is recorded in the Company’s consolidated balance sheet as accounts receivable. The related costs incurred by the Company are included in research and development expense in the Company’s consolidated statements of operations and comprehensive loss.

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

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on developing Ecobiotic microbiome therapeutics to treat dysbiosis in the colonic microbiome. Revenue to date has been generated solely through the Company's agreements with its collaborators, all of which has been earned in the United States. All tangible assets are held in the United States.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2019, 2018 and 2017, other comprehensive income (loss) consisted of changes in unrealized gains (losses) from available-for-sale investments.

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options and unvested restricted stock. The Company applies the two-class method to calculate its basic and diluted net loss per share attributable to common stockholders. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method does not impact the net loss per share of common stock as the Company was in a net loss position for each of the periods presented.

The Company’s convertible preferred stock contractually entitle the holders of such shares to participate in dividends but do not contractually require the holders of such shares to participate in losses of the Company. Similarly, restricted stock awards entitle the holder of such awards to dividends declared or paid by the board of directors, regardless of whether such awards are unvested, as if such shares were outstanding common shares at the time of the dividend. However, the unvested restricted stock awards are not entitled to share in the residual net assets (deficit) of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. For public entities, this guidance was effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2018-07 as of January 1, 2019. The adoption of ASU 2018-07 had no material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. In addition, a lessee is required to record (i) a right-of-use asset and a lease liability on its balance sheet for all leases with accounting lease terms of more than 12 months regardless of whether it is an operating or financing lease and (ii) lease expense on its statement of operations for operating leases and amortization and interest expense on its statement of operations for financing leases. Leases with a term of 12 months or fewer may be accounted for similar to prior guidance for operating leases. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), which added an optional transition method that allows companies to adopt the standard as of the beginning of the year of adoption as opposed to the earliest comparative period presented. In November 2019, the FASB issued guidance delaying the effective date for all entities, except for public business entities. For public entities, this guidance was effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASC 842 effective January 1, 2019 using the modified retrospective transition method. Under this method, financial statements for periods after the adoption date are presented in accordance with ASC 842 and prior-period financial statements continue to be presented in accordance with ASC 840, the accounting standard originally in effect for such periods. See Note 7 “Leases” for discussion of the impact of adoption of this standard.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework— Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the existing disclosure requirements for fair value measurements. The new disclosure requirements include disclosure related to changes in unrealized gains or losses included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of each reporting period and the explicit requirement to disclose the range and weighted average of significant unobservable inputs used for Level 3 fair value measurements. The other provisions of ASU 2018-13 include eliminated and modified disclosure requirements. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU No. 2018-13 and delay adoption of the additional disclosures until their effective date. For all entities, this guidance is required to be adopted for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2018-13 will have on its disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes will result in the earlier recognition of credit losses, if any. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (“ASU 2019-05”), which provides additional implementation guidance on the previously issued ASU 2016-13. For public entities, this guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2016-13 and ASU 2019-05 will have on its consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”). ASU 2018-18 makes targeted improvements to GAAP for collaborative arrangements, including (i) clarification that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account, (ii) adding unit-of-account guidance in ASC 808, Collaborative Arrangements, to align with the guidance in ASC 606 and (iii) a requirement that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer. For public entities, this guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2018-18 will have on its consolidated financial statements.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

3.	Fair Value of Financial Assets and Liabilities

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$25,510	$—	$—	$25,510
Commercial paper	—	4,243	—	4,243
Corporate bonds	—	4,900	—	4,900
Investments:
Commercial paper	$—	$11,957	$—	$11,957
Corporate bonds	—	17,733	—	17,733
	$25,510	$38,833	$—	$64,343

	Fair Value Measurements as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$39,982	$—	$—	$39,982
	$39,982	$—	$—	$39,982

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Commercial paper and corporate bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. There were no transfers between Level 1 or Level 2 during the years ended December 31, 2019 and 2018.

As of December 31, 2019 and 2018 the Company held a restricted investment of $1,400, which represents a certificate of deposit that is classified as Level 2 in the fair value hierarchy.

4.	Investments

Investments by security type consisted of the following at December 31, 2019:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial Paper	$11,957	$—	$—	$11,957
Corporate Bonds	17,732	3	(2)	17,733
	$29,689	$3	$(2)	$29,690

Investments with original maturities of less than 90 days are included in cash and cash equivalents on the consolidated balance sheets and are not included in the table above. Investments with maturities of less than twelve months are considered current assets and those investments with maturities greater than twelve months are considered non-current assets.

Excluded from the table above is a restricted investment of $1,400 as the cost approximates current fair value.

As of December 31, 2018, the Company had no investments.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

5.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2019	2018
Laboratory equipment	$15,140	$14,695
Computer equipment	2,874	2,864
Furniture and office equipment	1,033	1,033
Leasehold improvements	27,977	27,977
Construction in progress	213	26
	47,237	46,595
Less: Accumulated depreciation and amortization	(27,742)	(20,301)
	$19,495	$26,294

Depreciation and amortization expense was $7,603, $7,862 and $7,259 for the years ended December 31, 2019, 2018 and 2017, respectively.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2019	2018
Development and clinical manufacturing costs	$5,605	$7,046
Payroll and payroll-related costs	4,609	5,020
Facility and other	670	3,141
	$10,884	$15,207

7.	Leases

The Company adopted ASC 842 on January 1, 2019 using the modified retrospective approach with no restatement of prior periods or cumulative adjustment to accumulated deficit.  The reported results for 2019 reflect the application of ASC 842 while the reported results for 2018 and 2017 were prepared under ASC 840.  Upon adoption, the Company elected the package of transition practical expedients, which allowed the Company to carry forward prior conclusions related to whether any expired or existing contracts are or contain leases, the lease classification for any expired or existing leases and initial direct costs for existing leases. The Company also made an accounting policy election not to recognize leases with an initial term of 12 months or less within its consolidated balance sheets and to recognize those lease payments on a straight-line basis in its consolidated statements of operations and comprehensive loss over the lease term. Upon adoption of the new leasing standards, the Company recognized an operating lease asset of approximately $13,737 and a corresponding operating lease liability of approximately $24,497, which are included in the Company’s consolidated balance sheet. The adoption of the new leasing standards did not have any impact on the Company’s consolidated statements of operations and comprehensive loss. The impact to the consolidated balance sheets for the opening balances is as follows:

	December 31, 2018	Impact of adoption of ASC 842	January 1, 2019
Operating lease assets	$—	$13,737	$13,737
Accrued expenses and other current liabilities	$15,207	$(1,768)	$13,439
Operating lease liabilities	$—	$4,285	$4,285
Lease incentive obligation, net of current portion	$6,776	$(6,776)	$—
Deferred rent	$2,216	$(2,216)	$—
Operating lease liabilities, net of current portion	$—	$20,212	$20,212

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The Company leases real estate, primarily laboratory, office and manufacturing space. The Company’s leases have remaining terms ranging from less than 1 year to 5 years. Certain leases include one or more options to renew, exercised at the Company’s sole discretion, with renewal terms that can extend the lease from one year to five years. The Company evaluated the renewal options in its leases to determine if it was reasonably certain that the renewal option would be exercised, and therefore should be included in the calculation of the operating lease assets and operating lease liabilities. Given the Company’s current business structure, uncertainty of future growth, and the associated impact to real estate, the Company concluded that it is not reasonably certain that any renewal options would be exercised. Therefore, the operating lease assets and operating lease liabilities only contemplate the initial lease terms. All of the Company’s leases qualify as operating leases.

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

As of December 31, 2019, future undiscounted cash inflows under the sublease are as follows:

Year Ending December 31,
2020	$1,248
2021	633
Total	$1,881

The Company concluded that the sublease is an operating lease. Consistent with the Company’s policy election for lessor operating leases, each lease component and its associated non-lease components is accounted for as a single lease component.

The following table summarizes the presentation in the Company’s consolidated balance sheets of its operating leases:

As of December 31, 2019
Assets:
Operating lease assets	$11,356

Liabilities:
Operating lease liabilities	$4,456
Operating lease liabilities, net of current portion	15,676
Total operating lease liabilities	$20,132

The following table summarizes the effect of lease costs in the Company’s consolidated statement of operations and comprehensive loss:

For the Year Ended
December 31, 2019
Operating lease costs	$4,532
Short-term lease costs	1,878
Variable lease costs	3,022
Sublease income	(890)
Total lease costs	$8,542

During the year ended December 31, 2019, the Company recognized $4,322 of rental expense related to office, laboratory, and manufacturing space. During the year ended December 31, 2019, the Company made cash payments of $6,514 for operating leases.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

As of December 31, 2019, future payments of operating lease liabilities are as follows (in thousands):

As of December 31, 2019
2020	6,302
2021	6,461
2022	6,390
2023	5,157
2024 and thereafter	—
Total future payments of operating lease liabilities	$24,310
Less: imputed interest	(4,178)
Present value of operating lease liabilities	$20,132

As of December 31, 2019, the weighted average remaining lease term was 3.88 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 11%.

ASC 840 Disclosures

The future minimum lease payments under the Company’s operating leases as of December 31, 2018, were as follows (in thousands):

As of December 31, 2018
2019	$6,342
2020	6,120
2021	6,221
2022	6,372
2023	5,158
2024 and thereafter	—
Total future minimum lease payments	$30,213

During the years ended December 31, 2018 and 2017, the Company recognized $4,377 and 4,458, of rental expense, respectively, related to office, laboratory, and manufacturing space.

8.	Restructuring

In February 2019, the Company implemented corporate changes to focus its resources on advancing its clinical-stage therapeutic candidates. As a result, the Company is concentrating on completing the SER-287 Phase 2b study in mild-to-moderate UC, obtaining results from the ongoing SER-109 Phase 3 study for recurrent CDI, advancing the SER-401 Phase 1b study, to evaluate augmenting checkpoint inhibitor response in patients with metastatic melanoma and advancing SER-301 into clinical development. In connection with the prioritization of these therapeutic candidates, the Company made changes to its management team and reduced headcount by approximately 30 percent.

During the year ended December 31, 2019 the Company recorded charges of $1,492, related to severance and other termination benefits. No restructuring charges were recorded during the years ended December 31, 2018 and 2017. During the year ended December 31, 2019 the Company paid $1,299 related to the restructuring and it expects to pay approximately $193 in 2020.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The outstanding restructuring liabilities are included in accrued expenses and other current liabilities on the consolidated balance sheets. As of December 31, 2019, the components of the outstanding restructuring liabilities included in accrued expenses and other current liabilities were as follows:

Employee Severance and Other Benefits
Restructuring expenses	$1,492
Cash payments	$(1,299)
Liability included in accrued expenses and other current liabilities at December 31, 2019	$193

9.	Notes Payable

On October 29, 2019 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) pursuant to which a term loan in an aggregate principal amount of up to $50,000 (the “Term Loan Facility”) is available to the Company in three tranches, subject to certain terms and conditions. The first tranche of $25,000 was advanced to the Company on the Closing Date. Upon satisfaction of certain milestones, the second tranche is available under the Term Loan Facility which allows the Company to borrow an additional amount up to $12,500 through March 15, 2021. The third tranche, which allows the Company to borrow an additional $12,500, will be available upon Hercules’ approval on or prior to June 30, 2021.

Advances under the Term Loan Facility will bear interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 4.40%, and (ii) 9.65%. The Company will make interest only payments through December 1, 2021. The interest only period may be extended to June 1, 2022 upon satisfaction of certain milestones. Following the interest only period, the Company will repay the principal balance and interest of the advances in equal monthly installments through November 1, 2023.

The Company may prepay advances under the Loan Agreement, in whole or in part, at any time subject to a prepayment charge (the “Prepayment Premium”) equal to: (a) 3.0 % of amounts so prepaid, if such prepayment occurs during the first year following the Closing Date; (b) 2.0% of the amount so prepaid, if such prepayment occurs during the second year following the Closing Date, and (c) 1.0% of the amount so prepaid, if such prepayment occurs after the second year following the Closing Date.

Upon prepayment or repayment of all or any of the term loans under the Term Loan Facility, the Company will pay (in addition to any Prepayment Premium) an end of term charge of 4.85% of the aggregate funded amount under the Term Loan Facility. With respect to the first tranche, an end of term charge of $1,213 will be payable upon any prepayment or repayment. To the extent that the Company is provided additional advances under the Term Loan Facility, the 4.85% end of term charge will be applied to any such additional amounts.

The Term Loan Facility is secured by substantially all of the Company’s assets, other than the Company’s intellectual property. The Company has agreed to not pledge or secure its intellectual property to others.

Upon issuance, the first tranche was recorded as a liability with an initial carrying value of $24,575, net of debt issuance costs. The initial carrying value will be accreted to the repayment amount, which includes the outstanding principal plus the end of term charge, through interest expense using the effective interest rate method over the term of the debt. As of December 31, 2019, the carrying value of the debt is $24,648 which is classified as a non-current liability on the Company’s consolidated balance sheet.

As of December 31, 2019, the future principal payments due under the arrangement, excluding interest and the end of term charge, are as follows:

Year Ending December 31,	Principal
2020	$-
2021	949
2022	11,970
2023	12,081
Total	$25,000

During the year ended December 31, 2019, the Company recognized $502 of interest expense related to the Loan Agreement, which is reflected in other income (expense), net on the consolidated statements of operations and comprehensive loss.

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

11.	Stockholders’ Equity Common Stock

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

On November 27, 2019, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), with aggregate gross sales proceeds of up to $25,000, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent.  As of December 31, 2019, The Company has sold 128,400 shares under the Sales Agreement.

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

Stock options granted under the 2012 Plan generally vest over four years and expire after ten years, although options have been granted with vesting terms less than four years. As of December 31, 2019, there were no shares available for future grant under the 2012 Plan.

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

Stock options granted under the 2015 Plan generally vest over four years and expire after ten years, although options have been granted with vesting terms less than four years. As of December 31, 2019, there were 2,154,460 shares available for future grant under the 2015 Plan.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

2015 Employee Stock Purchase Plan

On June 16, 2015, the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 25, 2015. A total of 365,000 shares of common stock were reserved for issuance under the ESPP. In addition, the number of shares of common stock that may be issued under the ESPP automatically increase on the first day of each calendar year, beginning in 2016 and ending in 2025, by an amount equal to the lesser of (i) 400,000 shares, (ii) 1% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (iii) an amount determined by the Company’s board of directors. Offering periods under the ESPP will commence when determined by the plan administrator. As of December 31, 2019, there were 108,346 shares issued under the ESPP and 1,847,474 shares were reserved and available for issuance under the ESPP.

The ESPP provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company's common stock. The ESPP is qualified under Section 423 of the Internal Revenue Code. The employee's purchase price is derived from a formula based on the closing price of the common stock on the first day of the offering period versus the closing price on the date of purchase (or, if not a trading day, on the immediately preceding trading day).  The offering period under the ESPP has a duration of six months, and the purchase price with respect to each offering period beginning on or after such date is, until otherwise amended, equal to 85% of the lesser of (i) the fair market value of the Company's common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of the Company's common stock on the purchase date. The Company estimates the fair value of common stock under the ESPP using a Black-Scholes valuation model. The fair value was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions: risk-free interest rate (1.73%); expected term (0.5 years); expected volatility (75.9%); and an expected dividend yield (0%).  The Company recorded $109 and $145 of stock-based compensation expense under the ESPP for the twelve months ended December 31, 2019 and December 31, 2018, respectively.  There was no stock-based compensation expense under the ESPP for the twelve months ended December 31, 2017.

Stock Option Valuation

The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	2.64%	2.39%	2.20%
Expected term (in years)	6.0	6.0	6.0
Expected volatility	88.4%	76.0%	80.9%
Expected dividend yield	0%	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity for the twelve months ended December 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2018	7,561,719	$12.26	7.23	$4,958
Granted	2,456,850	5.79
Exercised	(90,125)	1.61
Forfeited	(1,617,761)	12.82
Outstanding as of December 31, 2019	8,310,683	$10.36	7.01	$3,427
Options vested and expected to vest as of December 31, 2019	8,310,683	$10.36	7.01	$3,427
Options exercisable as of December 31, 2019	4,815,001	$12.47	5.78	$3,296

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2019, 2018 and 2017 was $4.13, $6.53, and $7.07 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2019, 2018, and 2017 was $244, $1,801, and $1,912, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

During the year ended December 31, 2019, the Company granted performance-based stock options to employees for the purchase of an aggregate of 1.1 million shares of common stock with a grant date fair value of $4.58 per share. These stock options are exercisable only upon achievement of specified performance targets. As of December 31, 2019, none of these options were exercisable because none of the specified performance targets had been achieved. Because achievement of the specified performance targets was not deemed probable as of December 31, 2019, the Company did not record any expense for these stock options from the dates of issuance through December 31, 2019.

Restricted Stock Units

The Company has granted restricted stock units with time-based vesting conditions.  The table below summarizes the Company’s restricted stock activity for the twelve months ended December 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2018	226,900	$9.64
Granted	20,000	$2.69
Forfeited	(22,500)	$8.77
Vested	(94,400)	$9.46
Unvested restricted stock units as of December 31, 2019	130,000	$8.86

The aggregate intrinsic value of restricted stock units that vested during the years ended December 31, 2019, 2018 and 2017 was $517, $1,206, and $445, respectively.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2019	2018	2017
Research and development expenses	$4,613	$8,388	$8,115
General and administrative expenses	3,731	8,253	9,247
	$8,344	$16,641	$17,362

As of December 31, 2019, the Company had an aggregate of $9,387 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.30 years.

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

Under the License Agreement, the Company was entitled to receive a $20,000 milestone payment from NHS following initiation of a SER-287 Phase 2 study and a $20,000 milestone payment from NHS following the initiation of a SER-287 Phase 3 study. In November 2018, the Company entered into a letter agreement with NHS which modified the License Agreement to address the current clinical plans for SER-287. Through the letter agreement, the Company and NHS agreed that following initiation of the SER-287 Phase 2b study, the Company will receive $40,000 in milestone payments from NHS which represents the milestone due to the Company for the initiation of the SER-287 Phase 2 and Phase 3 studies. The SER-287 Phase 2b study was initiated and the $40,000 of milestone payments were received in December 2018. The letter agreement also provides scenarios under which NHS’ reimbursement to the Company for certain Phase 3 development costs would be reduced or delayed depending on the outcomes of the SER-287 Phase 2b study.

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

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Therefore, as of December 31, 2019, the aggregate amount of the transaction price allocated to the remaining performance obligation of the License Agreement was approximately $190,000.

During the year ended December 31, 2018, the Company received $40,000 from NHS in connection with the initiation of the Phase 2b study for SER-287.  In the third quarter of 2018, the Company increased the transaction price by $20,000 associated with the Phase 2 milestone for SER-287.  The Company estimated the $20,000 of variable consideration by using the most likely amount method which best predicts the amount of consideration to which the Company will be entitled. The Company included the $20,000 in the transaction price because it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration was subsequently resolved.

In the fourth quarter of 2018, the Company entered into a letter agreement with NHS which modified the License Agreement to address the current clinical plans for SER-287. As a result of this modification, the Company and NHS agreed that the $20,000 milestone payment due to the Company from NHS following the initiation of a Phase 3 study for SER-287 would now be due to the Company upon initiation of the SER-287 Phase 2b study. The Letter Agreement constituted a contract modification under ASC 606. The Company accounted for the contract modification through a cumulative catch-up adjustment of approximately $5,517 because the contract modification did not add any additional goods or services and the remaining goods and services are not distinct. The SER-287 Phase 2b study was initiated in December 2018 and the Company included the $20,000 in the transaction price as of December 31, 2018. The transaction price as of December 31, 2018 was approximately $190,000.

In April 2019, the Company, with the approval of the Seres/NHS Joint Steering Committee, as provided for in the License Agreement, modified the SER-109 clinical trial. As a result of this modification, the Company and NHS agreed, and informed the FDA, that the target study enrollment would be reduced from 320 subjects to 188 subjects. This modification to the SER-109 clinical trial constituted a contract modification under ASC 606. The Company accounted for the contract modification through a cumulative catch-up adjustment because the contract modification did not add any additional goods or services and the remaining goods and services are not distinct. The modification reduced the total estimated costs in the Company’s cost-to-cost model for the License Agreement and resulted in the Company recognizing $6,830 of collaboration revenue – related party in the twelve months ended December 31, 2019.

During the twelve months ended December 31, 2019, 2018, and 2017 using the cost-to-cost method, which best depicts the transfer of control to the customer, the Company recognized $27,188, $26,917, and $32,100 of Collaboration revenue – related party, respectively.

As of December 31, 2019 and December 31, 2018, there was $110,071, and $137,259 of deferred revenue related to the unsatisfied portion of the performance obligation under the License Agreement. As of December 31, 2019, deferred revenue is classified as current or non-current in the consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next twelve months which is determined by the cost-to-cost method which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation.  All costs associated with the License Agreement are recorded in research and development expense in the consolidated statements of operations and comprehensive loss.

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

Pursuant to the Research Agreement, the Company agreed not to conduct research or development on any microbiome products specifically designed by the Company during the term of the Research Agreement for the treatment of cancer (“Microbiome Oncology Products”), with or on behalf of any third-party without the prior approval of the joint steering committee for the Research Agreement for at least three years after the effective date (the “Exclusivity Period”). Additionally, AstraZeneca will pay to the Company a total of $20,000 in three equal installments, the first of which the Company received in April 2019, the second of which the Company

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

received in December 2019, and the third of which become due on January 4, 2021. Such payments are payable even if the Research Agreement is terminated in accordance with its terms, unless the Research Agreement is terminated by AstraZeneca for the Company’s uncured material breach. Additionally, AstraZeneca will bear its costs of conducting activities under the research plan and will reimburse the Company for all activities performed under the research plan based on actual full-time employee (“FTE”) time and certain third-party costs incurred by the Company in connection therewith.

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

Accounting Analysis

The Company assessed the Research Agreement in accordance with ASC 606 and concluded that AstraZeneca is a customer. The Company identified the following promises under the contract: (i) a research license, (ii) an obligation to perform research and development services, and (iii) participation on a joint steering committee.   The Company assessed the promised goods and services to determine if they are distinct. Based on this assessment, the Company determined that AstraZeneca cannot benefit from the promised goods and services separately from the others as they are highly interrelated and therefore not distinct. Accordingly, the promised goods and services represent one combined performance obligation and the entire transaction price will be allocated to that single combined performance obligation.

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

For the twelve months ended December 31, 2019, the Company recognized collaboration revenue of $6,215 based on the measured progress under the Research Agreement. The transaction price as of December 31, 2019 was approximately $33,900.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

As of December 31, 2019, there was $9,668 of deferred revenue associated with the Research Agreement, with $4,834 presented as current and $4,834 as non-current in the consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next 12 months. All costs associated with the Research Agreement are recorded in research and development expense in the consolidated statements of operations and comprehensive loss.

Contract Balances from Contracts with Customers

The following tables present changes in the Company’s contract liabilities during the twelve months ended December 31, 2019 and 2018:

	Balance as of December 31, 2018	Additions	Deductions	Balance as of December 31, 2019
Year ended December 31, 2019
Contract liabilities:
Deferred revenue - related party	137,259	—	(27,188)	110,071
Deferred revenue	—	15,883	(6,215)	9,668

	Balance as of January 1, 2018	Additions	Deductions	Balance as of December 31, 2018
Year ended December 31, 2018
Contract liabilities:
Deferred revenue - related party	123,783	40,393	(26,917)	137,259

During the twelve months ended December 31, 2019 the Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods:

	Year Ended December 31,
	2019	2018
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	27,188	15,774

When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Revenue is recognized from the contract liability over time using the cost-to-cost method.

13.	Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net loss attributable to common stockholders	$(70,279)	$(98,942)	$(89,380)
Denominator:
Weighted average common shares outstanding, basic and diluted	56,649,220	40,743,492	40,449,410
Net loss per share attributable to common stockholders, basic and diluted	$(1.24)	$(2.43)	$(2.21)

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

	Year Ended December 31,
	2019	2018	2017
Stock options to purchase common stock	8,310,683	7,561,719	6,125,692
Unvested restricted stock units	130,000	226,900	356,778
Shares issuable under employee stock purchase plan	89,821	49,495	—
	8,530,504	7,838,114	6,482,470

14.	Commitments and Contingencies

Leases

Refer to Note 7 “Leases” for discussion of the commitments associated with the Company’s lease portfolio.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third-parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2019 or 2018.

15.	Income Taxes

During the years ended December 31, 2019, 2018 and 2017, the Company recorded no income tax benefits for the net operating losses incurred in each year or interim period, due to its uncertainty of realizing a benefit from those items.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory income tax rate	(21.0)%	(21.0)%	(34.0)%
Research and development tax credits	(5.8)	(7.2)	(7.7)
State taxes, net of federal benefit	(6.8)	(7.2)	(4.8)
Stock-based compensation	(1.7)	2.0	1.2
Revaluation of preferred stock warrant liability	—	—	33.1
Other	(0.7)	0.8	(0.3)
Change in deferred tax asset valuation allowance	36.0	32.6	12.5
Effective income tax rate	—%	—%	—%

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Net deferred tax assets as of December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$72,752	$50,723
Research and development tax credit carryforwards	36,602	32,522
Capitalized organization costs	244	275
Stock-based compensation expense	12,783	9,178
Lease Liability	5,500	—
Charitable Contributions	13	11
Deferred Revenue	32,713	37,499
Accrued expenses	1,251	4,279
Capitalized research and development expenses	58	66
Total deferred tax assets	$161,916	$134,553
Deferred tax liabilities:
Depreciation and amortization	(1,467)	(2,544)
Right of use assets	(3,103)	—
Total deferred tax liabilities	(4,570)	(2,544)
Valuation allowance	$(157,346)	$(132,009)
Net deferred tax assets	$—	$—

As of December 31, 2019, the Company had net operating loss carryforwards (“NOLs”) for federal and state income tax purposes of $266,485 and $265,671, respectively. Federal NOLs of $119,781, generated before 2018, will begin expiring in varying amounts in 2035 unless utilized. The remaining federal NOLs of $146,704, generated after 2017, will be carried forward indefinitely and could be used to offset up to 80% of taxable income of each future tax year. Massachusetts does not follow federal time periods for NOLs and as such the Company’s Massachusetts NOLs of $265,671 will expire in at various times starting in 2035. As of December 31, 2019, the Company also had available research and development tax credit carryforwards for federal and state income tax purposes of $31,828 and $6,043, respectively, which begin to expire in 2031 and 2028, respectively. The federal research and development tax credits include an orphan drug credit carryforward of $18,817. Utilization of the NOLs and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions. These financings, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control or could result in a change of control in the future upon subsequent disposition. The Company conducted an analysis to determine if historical changes in ownership through August 31, 2015 would limit or otherwise restrict its ability to utilize these NOLs and research and development credit carryforwards. As a result of this analysis, the Company does not believe there are any significant limitations on its ability to utilize these carryforwards. However, future changes in ownership after August 31, 2015 could affect the limitation in future years. Any limitation may result in expiration of a portion of the NOLs or research and development credit carryforwards before utilization.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2019 and 2018. Management reevaluates the positive and negative evidence at each reporting period.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2019, 2018 and 2017 related primarily to the increases in NOLs, research and development tax credit carryforwards, stock-based compensation and decrease of the deferred rate due to tax reform were as follows:

	Year Ended December 31,
	2019	2018	2017
Valuation allowance at beginning of year	$(132,009)	$(94,126)	$(82,994)
Decreases recorded as benefit to income tax provision	—	—	29,546
Increases recorded to income tax provision	(25,337)	(37,883)	(40,678)
Valuation allowance as of end of year	$(157,346)	$(132,009)	$(94,126)

As of December 31, 2019, 2018, and 2017, the Company had no unrecognized tax benefits.  Interest and penalty charges, if any, related to unrecognized tax benefits would be classified as income tax expense. The Company does not expect any significant change in its uncertain tax positions in the next 12 months.

16.	Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for 2019 and 2018. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Collaboration revenue - related party	$6,615	$10,454	$4,840	$5,279	$27,188
Grant revenue	446	260	85	311	1,102
Collaboration revenue	260	1,817	2,106	2,032	6,215
Total operating expenses	31,874	23,479	24,214	26,814	106,381
Loss from operations	(24,553)	(10,948)	(17,183)	(19,192)	(71,876)
Net loss	(24,333)	(10,759)	(16,409)	(18,778)	(70,279)
Net loss per share applicable to common stockholders - basic and diluted	$(0.59)	$(0.24)	$(0.23)	$(0.27)	$(1.24)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Collaboration revenue - related party	$3,766	$4,271	$8,684	$10,196	$26,917
Grant revenue	205	341	371	433	1,350
Total operating expenses	32,237	32,748	31,266	32,300	128,551
Loss from operations	(28,266)	(28,136)	(22,211)	(21,671)	(100,284)
Net loss	(27,919)	(27,787)	(21,949)	(21,287)	(98,942)
Net loss per share applicable to common stockholders - basic and diluted	$(0.69)	$(0.68)	$(0.54)	$(0.52)	$(2.43)

17.	Related Party Transactions

As described in Note 12, in January 2016 the Company entered into a License Agreement and, in November 2018, a letter agreement with NHS for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. NHS is a related party since NHS is an affiliate of Nestlé Health Science, one of the Company’s significant stockholders. During the years ended December 31, 2019, 2018, and 2017, the Company recognized $27,188, $26,917, and $32,100, respectively, of related party revenue associated with the License Agreement. As of December 31, 2019 and 2018, there was $110,071 and $137,259, respectively, of deferred revenue related to the License Agreement, which is classified as current or non-current in the consolidated balance sheets. The Company has made no payments to NHS during the year ended December 31, 2019. There is no amount due from NHS as of December 31, 2019.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

In July 2019, the Company entered into a sublease agreement with Flagship Pioneering, one of the Company’s significant stockholders, to sublease a portion of its office and laboratory space in Cambridge, Massachusetts. The term of the sublease agreement commenced in July 2019 and ends on the last day of the 24th calendar month following commencement, with no option to extend (see Note 7). Under this agreement, the Company recorded other income of $890 during the twelve months ended December 31, 2019. The Company received cash payments of $890 during the twelve months ended December 31, 2019.

18.	401(k) Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2016, the Company elected to match 50% of the first 6% of an employee’s deferral. Company contributions are expensed in the year for which they are declared. During the year ended December 31, 2019, 2018, and 2017 the Company recorded expense of $542, $604, and $484, respectively, for 401(k) match contributions.