Form 10-Q
period 2020-03-31
Seres Therapeutics, Inc.
filed 2020-05-07
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, the registrant had 72,599,103 shares of common stock, $0.001 par value per share, outstanding.

Seres Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or the Quarterly Report, contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, the impact of the COVID-19 pandemic on our business, operations and liquidity, and the period over which we estimate our existing cash and cash equivalents will be sufficient to fund our future operating expenses and capital expenditure requirements are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•	our status as a clinical-stage company and our expectation to incur losses in the future;
•	our ability to continue as a going concern, our future capital needs and our need to raise additional funds;
•	our ability to build a pipeline of product candidates and develop and commercialize drugs;
•	our unproven approach to therapeutic intervention;
•

the unexpected impact of the COVID-19 pandemic on our operations, the continuity of our business, including our preclinical studies and clinical trials, general economic conditions and ability to raise additional capital;

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$54,857	$65,126
Investments	20,237	29,690
Prepaid expenses and other current assets	3,385	3,588
Accounts receivable	2,084	1,785
Total current assets	80,563	100,189
Property and equipment, net	17,836	19,495
Operating lease assets	10,820	11,356
Restricted investments	1,400	1,400
Total assets	$110,619	$132,440
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,521	$4,859
Accrued expenses and other current liabilities	9,141	10,884
Operating lease liabilities	4,623	4,456
Deferred revenue - related party	19,974	20,960
Deferred revenue	4,855	4,834
Total current liabilities	44,114	45,993
Note payable, net of discount	24,754	24,648
Operating lease liabilities, net of current portion	14,444	15,676
Deferred revenue, net of current portion - related party	84,635	89,111
Deferred revenue, net of current portion	3,641	4,834
Other long-term liabilities	680	502
Total liabilities	172,268	180,764
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2020 and December 31, 2019; no shares issued and outstanding at March 31, 2020 and December 31, 2019.	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2020 and December 31, 2019; 71,671,067 and 70,143,252 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	72	70
Additional paid-in capital	417,819	411,255
Accumulated other comprehensive income (loss)	(10)	—
Accumulated deficit	(479,530)	(459,649)
Total stockholders’ deficit	(61,649)	(48,324)
Total liabilities and stockholders’ deficit	$110,619	$132,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenue:
Collaboration revenue - related party	$5,462	$6,615
Grant revenue	739	446
Collaboration revenue	1,988	260
Total revenue	8,189	7,321
Operating expenses:
Research and development expenses	21,743	22,887
General and administrative expenses	6,138	7,495
Restructuring expenses	—	1,492
Total operating expenses	27,881	31,874
Loss from operations	(19,692)	(24,553)
Other income (expense):
Interest income	159	220
Interest expense	(716)	—
Other income	368	—
Total other income (expense), net	(189)	220
Net loss	$(19,881)	$(24,333)
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.59)
Weighted average common shares outstanding, basic and diluted	70,821,514	41,027,824
Net loss	(19,881)	(24,333)
Other comprehensive loss:
Unrealized loss on investments, net of tax of $0	$(10)	$—
Total other comprehensive loss	(10)	—
Comprehensive loss	$(19,891)	$(24,333)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(unaudited, in thousands, except share data)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ (Deficit)
Balance at December 31, 2018	40,936,735	$41	$341,284	$(389,370)	$(48,045)
Issuance of common stock upon exercise of stock options	38,125	—	120	—	120
Issuance of common stock upon vesting of RSUs, net of tax withholdings	73,500	—	153	—	153
Issuance of common stock under ESPP plan	46,472	—	207	—	207
Stock-based compensation expense	—	—	2,065	—	2,065
Net loss	—	—	—	(24,333)	(24,333)
Balance at March 31, 2019	41,094,832	$41	$343,829	$(413,703)	$(69,833)

	Common Stock		Additional		Accumulated Other	Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Deficit
Balance at December 31, 2019	70,143,252	$70	$411,255	$(459,649)	$—	$(48,324)
Issuance of common stock from at the market equity offering	1,230,531	$1	$4,177	—	—	4,178
Issuance of common stock upon exercise of stock options	110,967	1	59	—	—	60
Issuance of common stock upon vesting of RSUs, net of tax withholdings	110,000	—	120	—	—	120
Issuance of common stock under ESPP plan	76,317	—	249	—	—	249
Stock-based compensation expense	—	—	1,959	—	—	1,959
Unrealized loss on investments	—	—	—	—	(10)	(10)
Net loss	—	—	—	(19,881)	—	(19,881)
Balance at March 31, 2020	71,671,067	$72	$417,819	$(479,530)	$(10)	$(61,649)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(19,881)	$(24,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,959	2,065
Depreciation and amortization expense	1,802	2,006
Non-cash operating lease cost	536	535
Accretion of discount on investments	(66)	—
Non-cash interest expense	314	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	203	(643)
Accounts receivable	(237)	(6,667)
Deferred revenue	(6,634)	(208)
Accounts payable	590	(2,474)
Operating lease liabilities	(1,066)	(1,024)
Accrued expenses and other current and long-term liabilities	(1,771)	(1,650)
Net cash (used in) operating activities	(24,251)	(32,393)
Cash flows from investing activities:
Purchases of property and equipment	(71)	(306)
Purchases of investments	(12,931)	—
Sales and maturities of investments	22,439	—
Net cash (used in) provided by investing activities	9,437	(306)
Cash flows from financing activities:
Proceeds from exercise of stock options	60	120
Proceeds from issuance of common stock and restricted common stock	120	153
Proceeds from at the market equity offering, net of commissions	4,116	—
Issuance of common stock under ESPP plan	249	207
Net cash provided by financing activities	4,545	480
Net increase (decrease) in cash and cash equivalents	(10,269)	(32,219)
Cash, cash equivalents and restricted cash at beginning of period	65,126	85,933
Cash, cash equivalents and restricted cash at end of period	$54,857	$53,714
Supplemental disclosure of cash flow information:
Cash paid for interest	$610	$—
Supplemental disclosure of non-cash investing and financing activities:
Unsettled issuance of common stock from the at the market offering	$62	$—
Property and equipment purchases included in accounts payable and accrued expenses	$133	$134

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(Unaudited)

1.	Nature of the Business and Basis of Presentation

Seres Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in October 2010 under the name Newco LS21, Inc. In October 2011, the Company changed its name to Seres Health, Inc., and in May 2015, the Company changed its name to Seres Therapeutics, Inc. The Company is a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to treat disease by modulating the microbiome to restore heath by repairing the function of a dysbiotic microbiome to a non-disease state. The Company’s lead product candidate, SER-109, is designed to prevent further recurrences of Clostridioides difficile infection (formerly Clostridium difficile infection) (“CDI”), a debilitating infection of the colon, in patients who have received antibiotic therapy for recurrent CDI by treating the dysbiosis of the colonic microbiome. If approved by the U.S. Food and Drug Administration (“FDA”), SER-109 could be a first-in-field oral microbiome drug. SER-287 is being developed by the Company to treat ulcerative colitis (“UC”). In addition, using our microbiome therapeutics platform, the Company is also developing product candidates to treat diseases where the microbiome is implicated, including SER-301 and SER-155, both rationally designed, fermented therapeutics candidates for the treatment of UC, and to prevent mortality due to gastrointestinal infections, bacteremia and graft versus host disease (GvHD) in immunocompromised patients, including in patients receiving allogeneic hematopoietic stem cell transplantation (allo-HSCT) respectively, and SER-401, a microbiome therapeutic candidate for use with checkpoint inhibitors (“CPI’s”) in patients with metastatic melanoma. The Company continues to evaluate microbiome pharmacokinetic and pharmacodynamic data from their SER-262 Phase 1b study and other completed clinical trials, in addition to insights gained from research efforts with their other rationally designed Ecobiotic microbiome therapeutic candidates, in order to determine next steps in the development of SER-262 to treat an initial recurrence of CDI. The Company is also using its microbiome therapeutics platform to conduct research on various indications, including: metabolic diseases, inflammatory and immune diseases, and cancer.

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

The Company’s product candidates are in development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, or maintained, that any product candidates developed will obtain necessary government regulatory approval, or that any approved products will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants.

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

As of March 31, 2020, the Company had an accumulated deficit of $479,530 and cash, cash equivalents and investments of $75,094. For the three months ended March 31, 2020, the Company incurred a loss of $19,881 and used $24,251 of cash in operations. Management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of ASC 205-40 and determined that the Company’s accumulated deficit, history of losses, and future expected losses meet the ASC 205-40 standard for raising substantial doubt about the Company’s ability to continue as a going concern.

The Company’s current financial resources, proceeds received under the 2020 Sales Agreement subsequent to March 31, 2020 and currently forecasted operating plan would allow the Company to operate into the second quarter of 2021. The Company has developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, and/or potentially new collaborations and reducing cash expenditures. If the Company is not able to secure adequate additional funding, the Company plans to make reductions in spending. In that event, the Company may have to delay, scale back, or eliminate some or all of the Company’s planned clinical trials and research stage programs. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above are not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend the Company’s funds through these actions may not be considered in management’s assessment of the Company’s ability to continue as a going concern. As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on March 2, 2020 (the “Annual Report”).

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The condensed consolidated balance sheet at December 31, 2019 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

2.	Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2020.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition and the accrual of research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, results of operations and financial condition, including revenue, operating expenses, clinical trials and employee-related amounts, will depend on future developments that are highly uncertain, including new information that may emerge concerning COVID-19 and the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods. Actual results could differ from the Company’s estimates.

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

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2020	2019
Stock options to purchase common stock	10,755,593	8,908,432
Unvested restricted stock units	20,000	150,400
Shares issuable under ESPP	14,693	6,911
Total common stock equivalents	10,790,286	9,065,743

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This standard modifies certain disclosure requirements on fair value measurements. This standard became effective for the Company on January 1, 2020, and did not have a material impact on the Company’s disclosures.

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

•

Adds unit-of-account guidance to ASC 808, Collaborative Arrangements, to align with the guidance in ASC 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606; and

•

Precludes a company from presenting transactions with collaborative participants that are not directly related to sales to third parties with revenue recognized under ASC 606 if the collaborative arrangement participant is not a customer.

This standard became effective for the Company on January 1, 2020 and did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (‘‘ASU 2016-13’’), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (‘‘ASU 2019-05’’). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For public entities that are Securities and Exchange Commission filers, excluding entities eligible to be smaller reporting companies, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. This standard will be effective for the Company on January 1, 2023. The Company is currently evaluating the potential impact that this standard may have on its condensed consolidated financial statements and related disclosures.

3.Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of March 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$11,440	$—	$—	$11,440
Commercial paper	—	5,992	—	5,992
Government securities	—	4,000	—	4,000
Investments:
Commercial paper	$—	$11,466	$—	$11,466
Corporate bonds	—	8,771	—	8,771
	$11,440	$30,229	$—	$41,669

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$25,510	$—	$—	$25,510
Commercial paper	—	4,243	—	4,243
Corporate bonds	—	4,900	—	4,900
Investments:
Commercial paper	$—	$11,957	$—	$11,957
Corporate bonds	—	17,733	—	17,733
	$25,510	$38,833	$—	$64,343

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Commercial paper and corporate bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. There were no transfers between Level 1 or Level 2 during the three months ended March 31, 2020.

As of March 31, 2020 and December 31, 2019 the Company held a restricted investment of $1,400, which represent a certificate of deposit that is classified as Level 2 in the fair value hierarchy.

4.	Investments

Investments by security type consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$11,466	$—	$—	$11,466
Corporate bonds	8,781	—	(10)	8,771
	$20,247	$—	$(10)	$20,237

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial Paper	$11,957	$—	$—	$11,957
Corporate Bonds	17,732	3	(2)	17,733
	$29,689	$3	$(2)	$29,690

Investments with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the table above. Investments with maturities of less than 12 months are considered current and those investments with maturities greater than 12 months are considered non-current assets.

Excluded from the table above in a restricted investment of $1,400 as the cost approximates current fair value.

5.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31, 2020	December 31, 2019
Laboratory equipment	$15,381	$15,140
Computer equipment	2,874	2,874
Furniture and office equipment	1,033	1,033
Leasehold improvements	27,977	27,977
Construction in progress	115	213
	47,380	47,237
Less: Accumulated depreciation and amortization	$(29,544)	$(27,742)
	$17,836	$19,495

Depreciation and amortization expense was $1,802 and $2,006 for the three months ended March 31, 2020 and 2019, respectively.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31, 2020	December 31, 2019
Development and clinical manufacturing costs	$5,974	$5,605
Payroll and payroll-related costs	2,333	4,609
Facility and other	834	670
	$9,141	$10,884

7.	Restructuring

In February 2019, the Company implemented corporate changes to focus its resources on advancing its clinical-stage therapeutic candidates. As a result, the Company is concentrating on obtaining results from the SER-109 Phase 3 study for recurrent CDI, completing the SER-287 Phase 2b study in mild-to-moderate UC, advancing the SER-401 Phase 1b study, in collaboration with the Parker Institute for Cancer Immunotherapy and MD Anderson Cancer Center, to evaluate augmenting checkpoint inhibitor response in patients with metastatic melanoma, and advancing SER-301 and SER-155 into clinical development. In connection with the prioritization of these therapeutic candidates, the Company made changes to its management team and reduced headcount by approximately 30 percent.

No restructuring charges were recorded during the three months ended March 31, 2020. During the three months ended March 31, 2019 the Company recorded charges of $1,492, related to severance and other termination benefits. During the three months ended March 31, 2020 and 2019 the Company paid $192 and $608, respectively.  There are no remaining unpaid liabilities related to restructuring charges as of March 31, 2020.

8.	Note Payable

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

Upon issuance, the first tranche was recorded as a liability with an initial carrying value of $24,575, net of debt issuance costs. The initial carrying value will be accreted to the repayment amount, which includes the outstanding principal plus the end of term charge, through interest expense using the effective interest rate method over the term of the debt. The carrying value of the debt, which is classified as a non-current liability on the Company’s consolidated balance sheet, is $24,754 and $24,648 as of March 31, 2020 and December 31, 2019, respectively.

As of March 31, 2020 the future principal payments due under the arrangement, excluding interest and the end of term charge, are as follows:

Year Ending December 31,	Principal
2020 (remaining 9 months)	$—
2021	949
2022	11,970
2023	12,081
Total	$25,000

During the three months ended March 31, 2020, the Company recognized $716 of interest expense related to the Loan Agreement, which is reflected in interest expense on the condensed consolidated statement of operations and comprehensive loss.

9.	Common Stock and Stock-Based Awards

Common Stock

In November 2019, the Company entered into a sales agreement, the 2019 Sales Agreement, with Cowen and Company, LLC (“Cowen”) to sell shares of its common stock with aggregate gross sales proceeds of up to $25,000, from time to time, through an ATM under which Cowen acts as sales agent. On March 18, 2020, in connection with filing an updated Registration Statement on Form S-3 (File No. 333-237033), the Company entered into a new sales agreement, the 2020 Sales Agreement, with Cowen on substantially the same terms as the 2019 Sales Agreement and terminated the 2019 Sales Agreement. From January 1, 2020 to March 31, 2020 the Company sold approximately 1,230,531 shares of common stock under the 2019 Sales Agreement and the 2020 Sales Agreement, as applicable, at an average price of approximately $3.50 per share, raising aggregate net proceeds of approximately $4,178 after deducting an aggregate commission of approximately 3%.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2019	8,310,683	$10.36	7.01	$3,427
Granted	2,957,750	3.30
Exercised	(110,967)	0.48
Forfeited	(401,873)	8.62
Outstanding as of March 31, 2020	10,755,593	$8.58	7.38	$4,055
Options vested and expected to vest as of March 31, 2020	10,755,593	$8.58	7.38	$4,055
Options exercisable as of March 31, 2020	5,080,248	$12.41	5.38	$3,110

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2020 and 2019 was $2.06 and $4.60 per share, respectively.

During the three months ended March 31, 2019, the Company granted performance-based stock options to employees for the purchase of an aggregate of 1.1 million shares of common stock with a grant date fair value of $4.58 per share. These stock options are exercisable only upon achievement of specified performance targets. As of March 31, 2020, none of these options were exercisable because none of the specified performance targets had been achieved. Because achievement of the specified performance targets was not deemed probable as of March 31, 2020, the Company did not record any expense for these stock options from the dates of issuance through March 31, 2020.

Restricted Stock Units

The Company has granted restricted stock units with time-based vesting conditions.  The table below summarizes the Company’s restricted stock unit activity since December 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2019	130,000	$8.86
Granted	—	—
Forfeited	—	—
Vested	(110,000)	9.98
Unvested restricted stock units as of March 31, 2020	20,000	$2.69

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
	2020	2019
Research and development expenses	$1,004	$1,448
General and administrative expenses	955	617
	$1,959	$2,065

10.	Collaboration Revenue

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

At contract inception, the Company determined that the $120,000 non-refundable upfront amount constituted the entirety of the consideration to be included in the transaction price as the development, regulatory, and commercial milestones were fully constrained. During the year ended December 31, 2016, the Company received $10,000 from NHS in connection with the initiation of the Phase 1b study for SER-262 in CDI. During the year ended December 31, 2017, the Company received $20,000 from NHS in connection with the initiation of the Phase 3 study for SER-109. During the year ended December 31, 2018, the Company received $40,000 from NHS in connection with the initiation of the Phase 2b study for SER-287. The transaction price as of March 31, 2020 was approximately $190,000.

During the three months ended March 31, 2020 and 2019, using the cost-to-cost method, which best depicts the transfer of control to the customer, the Company recognized $5,462 and $6,615 of Collaboration revenue – related party, respectively.

As of March 31, 2020 and December 31, 2019, there was $104,609, and $110,071, respectively, of deferred revenue related to the unsatisfied portion of the performance obligation under the License Agreement. As of March 31, 2020, the deferred revenue is classified as current or non-current in the condensed consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next 12 months, which is determined by the cost-to-cost method which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation.  All costs associated with the License Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

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

Pursuant to the Research Agreement, the Company agreed not to conduct research or development on any microbiome products specifically designed by the Company during the term of the Research Agreement for the treatment of cancer (“Microbiome Oncology Products”), with or on behalf of any third party without the prior approval of the joint steering committee for the Research Agreement for at least three years after the effective date (the “Exclusivity Period”). Additionally, AstraZeneca will pay to the Company a total of $20,000 in three equal installments, the first of which the Company received in April 2019, the second of which the Company received in December 2019, and the third of which becomes due on January 4, 2021. Such payments are payable even if the Research Agreement is terminated in accordance with its terms, unless the Research Agreement is terminated by AstraZeneca for the Company’s uncured material breach. Additionally, AstraZeneca will bear its costs of conducting activities under the research plan and will reimburse the Company for all activities performed under the research plan based on actual full-time employee (“FTE”) time and certain third-party costs incurred by the Company in connection therewith.

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

For the three months ended March 31, 2020 and 2019 the Company recognized collaboration revenue of $1,988 and $260, respectively, based on the measured progress under the Research Agreement. The transaction price as of March 31, 2020 was approximately $33,900.

As of March 31, 2020, there was $8,496 of deferred revenue associated with the Research Agreement, with $4,855 presented as current and $3,641 as non-current in the condensed consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next 12 months. All costs associated with the Research Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

Contract Balances from Contracts with Customers

The following table presents changes in the Company’s contract liabilities during the three months ended March 31, 2020 and 2019:

	Balance as of December 31, 2019	Additions	Deductions	Balance as of March 31, 2020
Three months ended March 31, 2020
Contract liabilities:
Deferred revenue - related party	110,071	—	(5,462)	104,609
Deferred revenue	9,668	816	(1,988)	8,496

	Balance as of December 31, 2018	Additions	Deductions	Balance as of March 31, 2019
Three months ended March 31, 2019
Contract liabilities:
Deferred revenue - related party	137,259	—	(6,615)	130,644
Deferred revenue	—	6,667	(260)	6,407

During the three months ended March 31, 2020 and 2019 the Company recognized the following revenues as a result of changes in the contract liabilities balances in the respective periods (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	6,634	6,615

When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Revenue is recognized from the contract liability over time using the cost-to-cost method.

11.	Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2020 or December 31, 2019.

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

The Company did not accrue any liabilities related to legal contingencies in its condensed consolidated financial statements as of March 31, 2020 or December 31, 2019.

12.	Income Taxes

The Company did not provide for any income taxes for the three months ended March 31, 2020.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of March 31, 2020 and December 31, 2019. Management reevaluates the positive and negative evidence at each reporting period.

As of March 31, 2020 and December 31, 2019, the Company had no accrued interest or tax penalties recorded. The Company files income tax returns in the United States and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2012. However, to the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent it is utilized in a future period. There are no currently ongoing or pending examinations in any jurisdictions.

13.	Related Party Transactions

As described in Note 10, in January 2016 the Company entered into the License Agreement with NHS for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. NHS is a related party since NHS is an affiliate of Nestlé Health Science, one of the Company’s significant stockholders. During the three months ended March 31, 2020 and 2019, the Company recognized $5,462 and $6,615 of related party revenue associated with the License Agreement, respectively. As of March 31, 2020, there was $104,609 of deferred revenue related to the License Agreement, which is classified as current or non-current in the condensed consolidated balance sheets. The Company has made no payments to NHS during the three months ended March 31, 2020. There is no amount due from NHS as of March 31, 2020.

In July 2019, the Company entered into a sublease agreement with Flagship Pioneering, one of the Company’s significant stockholders, to sublease a portion of its office and laboratory space in Cambridge, Massachusetts. The term of the sublease agreement commenced in July 2019 and ends on the last day of the 24th calendar month following commencement, with no option to extend. Under this agreement, the Company recorded other income of $450 during the three months ended March 31, 2020. The Company received cash payments of $450 during the three months ended March 31, 2020.

14.	Subsequent Events

In April 2020, preclinical research activities contemplated under the original research plan, in connection with the Research Agreement, have been curtailed. The Company is currently in discussions with AstraZeneca regarding the future scope of translational and clinical activities to be performed under the research plan.  While we discuss with AstraZeneca the scope of future activities to be performed under the research plan we expect revenue recognized under the Research Agreement to decrease.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2020, or the Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, such as statements regarding our plans, objectives, expectations, intentions and projections, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Overview

We are a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to treat disease by modulating the microbiome to restore heath by repairing the function of a dysbiotic microbiome to a non-disease state. SER-109 is designed to reduce recurrences of Clostridioides difficile infection (formerly Clostridium difficile infection), or CDI, a debilitating infection of the colon, in patients who have received antibiotic therapy for recurrent CDI by treating the dysbiosis of the colonic microbiome.  If approved by the U.S. Food and Drug Administration, or FDA, SER-109 could be a first-in-field oral microbiome drug.  SER-287 is being developed to treat ulcerative colitis, or UC. In addition, using our microbiome therapeutics platform, we are developing product candidates to treat diseases where the microbiome is implicated, including SER-301 and SER-155, both rationally designed, fermented therapeutics candidates for the treatment of UC, and to prevent mortality due to gastrointestinal infections, bacteremia and graft versus host disease (GvHD) in immunocompromised patients, including in patients receiving allogeneic hematopoietic stem cell transplantation (allo-HSCT) respectively, and SER-401, a microbiome therapeutic candidate for use with checkpoint inhibitors in patients with metastatic melanoma. Supporting our R&D efforts are our deep capabilities related to microbiome therapeutic drug discovery, manufacturing, quality, and clinical development.  We believe that these capabilities provide us with important competitive advantages related to the advancement of this novel treatment modality.

Since our inception in October 2010, we have devoted substantially all of our resources to developing our programs, building our intellectual property portfolio, developing our supply chain, business planning, raising capital and providing general and administrative support for these operations.

All of our product candidates other than SER-109, SER-287, SER-401, SER-301 and SER-155 are still in pre-clinical development or early stage discovery. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss was $19.9 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $479.5 million and cash, cash equivalents and investments totaling $75.1 million.  Based on our current plans and forecasted expenses, we believe that our existing cash, cash equivalents and investments as of March 31, 2020 and proceeds received under the 2020 Sales Agreement subsequent to March 31, 2020, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of 2021.  In accordance with the requirements of Accounting Standards Update, or ASU, No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), or ASC 205-40, we have determined that there is substantial doubt about our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. As further discussed in “—Liquidity and Capital Resources.”

In March 2020, we entered into a Sales Agreement, or the 2020 Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell our common stock with aggregate gross sales proceeds of up to $25.0 million from time to time, through an “at the market” equity offering program, or ATM under which Cowen acts as sales agent. See “—Liquidity and Capital Resources.”

We are monitoring the global outbreak and spread of the novel strain of coronavirus, or COVID-19, and have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. The spread of COVID-19 has caused us to modify our business practices, including implementing a work from home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, and other business partners in light of COVID-19. Given the fluidity of the COVID-19 pandemic however, we do not yet know the full extent of the potential impact of COVID-19 on our business operations. We will continue to monitor the situation closely. For additional information related to the potential impact of COVID-19 on our business, please read Part II-Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

SER-109

SER-109 is an oral donor-derived, purified bacterial spore-based microbiome therapeutic candidate consisting of over 50 bacterial species purified from healthy donor stool. Our SER-109 manufacturing process includes inactivation and clearance steps designed to eliminate potential pathogens. SER-109 is designed to prevent further recurrences of CDI in patients with a history of multiple infections by restructuring the dysbiotic microbiome to a state that resists C. difficile colonization and growth.

As of March 30, 2020, we have enrolled 182 patients of 188 intended subjects with multiply recurrent CDI in ECOSPOR III. All patients who entered ECOSPOR III must have tested positive for C. difficile toxin, as currently recommended by the Infectious Diseases Society of America guidelines (McDonald Clin Infect Dis 2018). This inclusion criterion was implemented in an effort to ensure enrollment of only patients with active infection rather than simple colonization. The study is designed to evaluate patients for 24 weeks with the primary endpoint of comparing the C. difficile recurrence rate in subjects who receive SER-109 verses placebo at up to eight weeks after dosing. The size and powering calculations of the study are informed by prior SER-109 study results, published CDI trial data utilizing toxin testing, and preliminary blinded and open label CDI recurrence rate data from the ongoing ECOSPOR III study. Toxin testing is required for patients in ECOSPOR III at both study entry and at the time of suspected recurrence in an effort to ensure optimal diagnostic accuracy of active infection, as recommended by the Infectious Diseases Society of America. We believe the use of toxin testing for all subjects in the study is essential to ensure valid, interpretable study results. Notably, no published placebo-controlled FMT trial in recurrent CDI has required toxin testing, which raises concerns about appropriate subject selection and estimates of FMT efficacy.

Based on prior discussions with the FDA, we believe this study, if successful, has the potential to be a single pivotal study supporting product registration. However, this would depend on the strength of the data and it is also possible that additional safety data may be required. On March 30, 2020, we announced that, as a result of the COVID-19 pandemic, further enrollment of ECOSPOR III would be halted. ECOSPOR III has 182 patients enrolled compared to the 188-patient objective. We expect top-line results in mid-2020.

SER-287

SER-287 is an oral, donor-derived purified microbiome therapeutic candidate designed to normalize the gastrointestinal microbiome of individuals with UC. In December 2018, we commenced a three-arm placebo-controlled Phase 2b clinical trial that was designed to evaluate SER-287 in approximately 201 patients with mild-to-moderate UC.  Two groups of patients will receive different doses of SER-287, both following pretreatment with a short course of oral vancomycin. A third study arm will receive placebo. The study’s primary endpoint will evaluate clinical remission measured after 10 weeks of SER-287 administration. Patients then enter a 2-week exploratory maintenance follow-up period.  Endoscopic improvement will be measured as a secondary efficacy measure.  Based on feedback from the FDA, if the data from this trial is positive, we expect that the Phase 2b clinical trial could be one of two pivotal trials to enable a Biologics License Application, or BLA, to be submitted for SER-287 for the treatment of UC. As of May 1, 2020, the SER-287 Phase 2b study is approximately 60% enrolled based on the 201-patient target study size. SER-287 development activity has been adversely impacted by the COVID-19 pandemic and by multiple clinical sites halting non-essential procedures, including endoscopies. Seres is evaluating enrollment mitigation strategies and possible trial design modifications with the goal of obtaining a high-quality, clinically meaningful dataset. The Company plans to engage FDA in discussions regarding any potential trial modifications.

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

Seres continues to monitor the impact of the COVID-19 pandemic on company operations and ongoing clinical development activity, including on the SER-401 Phase 1b study in metastatic melanoma. Mitigation activities to minimize COVID-19-related operation disruptions are ongoing, however, given the severity and evolving nature of the situation, the timing of the SER-401 Phase 1b clinical readout is uncertain.

SER-301

We are also advancing our next generation, rationally-designed, fermented microbiome drug discovery capabilities, focusing on advancing SER-301, a therapeutic candidate for UC. We have finalized the composition for SER-301. The bacterial strains included in SER-301 were informed by our human clinical study results designed using our reverse translation capabilities as well as preclinical mechanistic studies. SER-301 is being produced by our advanced fermentation, formulation and delivery platforms.  It includes strains delivered in spore form, as well as strains fermented in non-spore (vegetative) form and delivered using enterically-protected technology designed to release in the colon.  SER-301 is a consortia of bacteria designed using our reverse translational discovery platform that incorporates analysis of microbiome biomarkers from human clinical data and preclinical assessments using human cell-based assays and in vivo disease models. SER-301 is designed to reduce induction of pro-inflammatory activity, improve epithelial barrier integrity and TNF-α driven inflammation in IECs, and modulate UC-relevant anti-inflammatory, innate and adaptive immune pathways.

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

SER-155

We have finalized the composition for SER-155, a rationally designed, fermented microbiome therapeutic candidate to correct dysbiosis in immunocompromised patients undergoing allo-HSCT or solid organ transplants, and are advancing the candidate into clinical development. The rationale for this program is based in part on published clinical evidence from our collaborators at Memorial Sloan Kettering Cancer Center showing that allo-HSCT patients with decreased diversity of commensal microbes are significantly more likely to die due to infection and/or lethal graft versus host disease, or GvHD.  We have decided to advance our SER-155 program into clinical development. SER-155 is a microbiome therapeutic candidate designed to prevent mortality due to gastrointestinal infections, bacteremia and graft versus host disease (GvHD) in immunocompromised patients, including in patients receiving allogeneic hematopoietic stem cell transplantation (allo-HSCT) respectively. SER-155 is a consortia of bacteria designed using our reverse translational discovery platform that incorporates analysis of microbiome biomarkers from human clinical data and preclinical assessments using human cell-based assays and in vivo disease models. The composition is designed to decrease infection and translocation of antibiotic resistant bacteria in the gastrointestinal tract and modulate host immune responses to decrease GvHD. In November 2017, we were awarded a highly competitive grant from CARB-X to support continued preclinical research and early development work for SER-155. In 2019, Seres was awarded additional funding from CARB-X to support clinical development of SER-155, including support through IND filing and Phase 1b evaluation. The 2019 CARB-X grant provides us with an additional $4.8 million of funding for research, manufacture, and IND application, with potential for an additional $7.0 million for phase 1b development, upon completion of milestones.

While we plan to focus our investment on our highest priority clinical programs in the near-term, our expenses may increase substantially in connection with our ongoing and planned activities, particularly as we:

•	continue the clinical development of SER-109 in our Phase 3 clinical study for the prevention of recurrent CDI;
•	continue the clinical development of SER-287 in our Phase 2b clinical trial for the treatment of UC;
•	continue the clinical development of SER-401 in our Phase 1b clinical trial for use with checkpoint inhibitors in patients with metastatic melanoma;
•	conduct research and initiate clinical development of SER-301 for the treatment of UC;
•	conduct research and initiate clinical development of SER-155 for the prevention of mortality due to GvHD in immunocompromised patients, including in patients receiving allo-HSCT;
•	make strategic investments in manufacturing capabilities;
•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	perform our obligations under our agreements with our collaborators;
•	seek to obtain regulatory approvals for our product candidates; and
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company.

As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. See “Risk Factors—Risks Related to Our Operations—The COVID-19 pandemic caused by the novel strain of coronavirus has adversely impacted and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so. If we are unable to raise sufficient capital to fund our current operating plans in the next 12 months, we may need to further reduce our expenditures, potentially requiring us, among other things, to delay, scale back, or eliminate some or all of our planned clinical trials and other research and development programs.

Intellectual Property

Patent Portfolio

We have an extensive patent portfolio directed to rationally designed ecologies of spores and microbes. The portfolio includes both company-owned patents and applications, and those that we have rights to as Licensee. For example, our portfolio includes an option to license foundational intellectual property related to the use of bacteria in combination with checkpoint inhibitors from MD Anderson. The patents and applications included in our portfolio cover both composition of matter and methods (e.g., method of treating). Our intellectual property rights related to SER-109 (C. difficile) and SER-287 (ulcerative colitis) extend through 2033. We plan on continuing to broaden our patent portfolio. Currently, we have 21 active patent application families, which includes 13 nationalized applications and 1 pending US provisional applications. To date, we have obtained 13 issued U.S. patents.

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

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Microbiome therapeutics platform	$12,569	$15,300
SER-109	2,852	2,649
SER-287	5,437	4,253
Early stage programs	885	685
Total research and development expenses	$21,743	$22,887

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we conduct our ECOSPOR III Phase 3 clinical study of SER-109, advance the clinical development of SER-287, continue to discover and develop additional product candidates, including SER-401, SER-301 and SER-155 and pursue later stages of clinical development of our product candidates.

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

Restructuring

In February 2019, we implemented corporate changes to focus our resources on advancing our clinical-stage therapeutic candidates. As a result, we are concentrating on obtaining results from the ongoing SER-109 Phase 3 study for recurrent CDI, completing our SER-287 Phase 2b study in mild-to-moderate UC patients, advancing the SER-401 Phase 1b study in collaboration with the PICI and MD Anderson to evaluate augmenting checkpoint inhibitor response in patients with metastatic melanoma, and advancing SER-301 into clinical development. In connection with the prioritization of these therapeutics candidates, we made changes to our management team and reduced headcount by approximately 30 percent.

Other Income (Expense), Net

Interest Income (Expense), Net

Interest income consists of interest earned on our cash, cash equivalents and investments.

Interest expense consists of interest incurred under our loan and security agreement with Hercules.

Other Income

Other income primarily consists of sublease income.

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in the three months ended March 31, 2020 or 2019.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 2, 2020, or the Annual Report, are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the three months ended March 31, 2020.

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$5,462	$6,615	$(1,153)
Grant revenue	739	446	293
Collaboration revenue	1,988	260	1,728
Total revenue	8,189	7,321	868
Operating expenses:
Research and development	21,743	22,887	(1,144)
General and administrative	6,138	7,495	(1,357)
Restructuring expenses	—	1,492	(1,492)
Total operating expenses	27,881	31,874	(3,993)
Loss from operations	(19,692)	(24,553)	4,861
Other income (expense):
Interest income	159	220	(61)
Interest expense	(716)	—	(716)
Other income	368	—	368
Total other income (expense), net	(189)	220	(409)
Net loss	$(19,881)	$(24,333)	$4,452

Revenue

Total revenue was $8.2 million and $7.3 million for the three months ended March 31, 2020 and 2019, respectively. The revenue for the three months ended March 31, 2020 relates primarily to $5.5 million recognized under the License Agreement and $2.0 million recognized under the Research Agreement. The revenue for the three months ended March 31, 2019 principally relates to the recognition of amounts received under the License Agreement.  The increase is mainly due to a full quarter of revenue recognized under the Research Agreement during the three months ended March 31, 2020.

Research and Development Expenses

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Microbiome therapeutics platform	$12,569	$15,300	$(2,731)
SER-109	2,852	2,649	203
SER-287	5,437	4,253	1,184
Early stage programs	885	685	200
Total research and development expenses	$21,743	$22,887	$(1,144)

Research and development expenses were $21.7 million for the three months ended March 31, 2020, compared to $22.9 million for the three months ended March 31, 2019. The decrease of $1.1 million was due primarily to the following:

•

a decrease of $2.7 million in research expenses related to our microbiome therapeutics platform, due primarily to a decrease in employee related costs of $1.5 million, and a decrease in facility expenses of $1.2 million;

•	an increase of $0.2 million in expenses related to our SER-109 program due primarily to an increase in employee related costs;

•

an increase of $1.2 million in expenses for our SER-287 program due primarily to an increase in clinical trial consulting expense of $1.3 million and an increase in lab service and maintenance of $0.8 million, partially offset by a decrease in contract manufacturing of $1.1 million; and

•	an increase of $0.2 million in expenses for our early stage programs due primarily to clinical trials consulting expense.

General and Administrative Expenses

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Personnel related (including stock-based compensation)	$2,361	$3,088	$(727)
Professional fees	2,468	2,691	(223)
Facility-related and other	1,309	1,716	(407)
Total general and administrative expenses	$6,138	$7,495	$(1,357)

General and administrative expenses were $6.1 million for the three months ended March 31, 2020, compared to $7.5 million for the three months ended March 31, 2019. The decrease of $1.4 million was primarily due to the following:

•	a decrease in personnel related costs of $0.7 million primarily related to a decrease in severance expenses incurred;
•	a decrease in professional fees of $0.2 million is primarily due to a $0.3 million decrease in legal fees and partially offset by a $0.1 million increase in audit related fees; and
•	a decrease in facility-related and other costs of $0.4 million primarily due to a decrease in IT-related expenses.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2020 and 2019 was $(0.2) million and $0.2 million, respectively. The decrease is primarily due to interest expense of $0.7 million and partially offset by other income of $0.4 million primarily related to our sublease.

Restructuring

There were no restructuring charges for the three months ended March 31, 2020.  There were $1.5 million of restructuring charges for the three months ended March 31, 2019 related to the corporate restructuring discussed above.

Liquidity and Capital Resources

In November 2019, we entered into a sales agreement, the 2019 Sales Agreement, with Cowen to sell shares of our common stock with aggregate gross sales proceeds of up to $25.0 million, from time to time, through an ATM under which Cowen acts as sales agent. On March 18, 2020, in connection with filing an updated Registration Statement on Form S-3 (File No. 333-237033), we entered into a new sales agreement, the 2020 Sales Agreement, with Cowen on substantially the same terms as the 2019 Sales Agreement and terminated the 2019 Sales Agreement. From January 1, 2020 to March 31, 2020, we sold approximately 1.2 million shares of common stock under the 2019 Sales Agreement and the 2020 Sales Agreement, as applicable, at an average price of approximately $3.50 per share, raising aggregate net proceeds of approximately $4.2 million after deducting an aggregate commission of approximately 3%.

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

As of March 31, 2020, we had cash, cash equivalents and investments totaling $75.1 million and an accumulated deficit of $479.5 million.  Based on our current plans and forecasted expenses, we believe that our cash, cash equivalents and investments as of March 31, 2020, and proceeds received under the 2020 Sales Agreement subsequent to March 31, 2020, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2021, subject to compliance with the conditions and covenants of our Loan and Security Agreement with Hercules Capital, Inc. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. These factors raise substantial doubt about our ability to continue as a going concern.

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

Agreement with AstraZeneca

In March 2019, we entered into the Research Agreement with AstraZeneca. Pursuant to the Research Agreement, we and AstraZeneca agreed to conduct certain pre-clinical and development activities and may conduct certain clinical research with the goal of advancing the mechanistic understanding of the microbiome in augmenting the efficacy of cancer immunotherapy, including potential synergy with AstraZeneca compounds in accordance with a mutually agreed research plan. In April 2020, preclinical research activities contemplated under the original research plan, in connection with the Research Agreement, have been curtailed. We are currently in discussions with AstraZeneca regarding the future scope of translational and clinical activities to be performed under the research plan for the remainder of 2020. Pursuant to the Research Agreement, we agreed not to conduct research or development of any microbiome products specifically designed by us during the term of the Research Agreement for the treatment of cancer with or on behalf of any third party without the prior approval of the joint steering committee for the Research Agreement until at least three years after the effective date of the Research Agreement.

AstraZeneca has agreed to bear all costs of conducting its activities under the research plan and to reimburse us for certain costs incurred under the research plan. Additionally, AstraZeneca has agreed to pay to us a total of $20.0 million in three equal installments, the first of which we received in April 2019, the second of which we received in December 2019, and the third of which will become due on January 4, 2021. Such payments are payable even if the Research Agreement is terminated in accordance with its terms, unless the Research Agreement is terminated by AstraZeneca for our uncured material breach.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash (used in) operating activities	$(24,251)	$(32,393)
Cash provided by (used in) investing activities	9,437	(306)
Cash provided by financing activities	4,545	480
Net (decrease) in cash, cash equivalents and restricted cash	$(10,269)	$(32,219)

Operating Activities

During the three months ended March 31, 2020, operating activities used $24.3 million of cash, primarily due to a net loss of $19.9 million and cash used from changes in our operating assets and liabilities of $8.9 million, partially offset by non-cash charges of $4.5 million.  Net cash used for changes in our operating assets and liabilities during the three months ended March 31, 2020 consisted of a decrease in prepaid expenses and other current assets of $0.2 million, an increase in accounts receivable of $0.2 million, a decrease in deferred revenue of $6.6 million, an increase in accounts payable of $0.6 million, a decrease in operating lease liabilities of $1.1 million, and a decrease in accrued expenses and other current liabilities of $1.8 million. The decrease in prepaid expenses and other current liabilities is due to amortization. The increase in accounts receivable is due to our reimbursable costs per our agreements. The decrease in deferred revenue was due to the recognition of collaboration revenue. The decrease in accounts payable and accrued expenses and other current liabilities was due to the timing of payments. The decrease in operating lease liabilities was due to the cash payment of lease obligations.

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

Investing Activities

During the three months ended March 31, 2020, net cash provided by investing activities was $9.4 million, consisting of sales and maturities of investments of $22.4 million, partially offset by purchases of investments of $12.9 million and purchases of property and equipment of $0.1 million.

During the three months ended March 31, 2019, net cash used in investing activities was $0.3 million, consisting of purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2020, net cash provided by financing activities was $4.5 million, consisting of $4.1 million from the issuance of common stock under the 2019 and 2020 Sales Agreements, $0.2 million in connection with the issuance of common stock under our ESPP plan and $0.2 million from the issuance of common stock and exercise of stock options.

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

Funding Requirements

Our expenses may increase substantially in connection with our ongoing clinical development activities and our research and development activities. In addition, we expect to continue to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	continue the clinical development of SER-109 in our Phase 3 clinical study for the prevention of recurrent CDI;
•	continue the clinical development of SER-287 in our Phase 2b clinical trial for the treatment of UC;
•	continue the clinical development of SER-401 in our Phase 1b clinical trial for use with checkpoint inhibitors in patients with metastatic melanoma;
•	conduct research and initiate clinical development of SER-301 for the treatment of UC;
•	conduct research and initiate clinical development of SER-155 for the prevention of mortality due to GvHD in immunocompromised patients, including in patients receiving allo-HSCT;
•	make strategic investments in manufacturing capabilities;
•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;

•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	perform our obligations under our agreements with our collaborators;
•	seek to obtain regulatory approvals for our product candidates; and
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

Because of the numerous risks and uncertainties associated with the development of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•	the impact of the COVID-19 pandemic;
•	the progress and results of our clinical studies and pre-clinical development;
•	the cost of manufacturing clinical supplies of our product candidates;
•	the costs, timing and outcome of regulatory review of our product candidates and research activities;
•	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•	the effect of competing technological and market developments; and
•	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.

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

Adequate additional funds may not be available to us on acceptable terms, or at all. Additionally, market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our shareholders’ rights as common stockholders. Our loan and security agreement with Hercules currently includes, and any additional debt financing and preferred equity financing, if available, may involve agreements that include, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additional debt or preferred equity financing may also require the issuance of warrants, which could potentially dilute our shareholders’ ownership interest.

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

As noted above, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity and future funding requirements is uncertain as of the filing date of this Quarterly Report on Form 10-Q as this continues to evolve globally. See “Impact of Novel Coronavirus” above and “Risk Factors—Risks Related to Our Operations—The COVID-19 pandemic caused by the novel strain of coronavirus has adversely impacted and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition” in Part II, Item 1A of this Quarterly Report on Form 10-Q for a further discussion of the possible impact of the COVID-19 pandemic on our business.

As discussed in Note 1 to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. This evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued or potential contingent milestone payments under the License Agreement that we have not earned. As such, we have determined that our cash runway along with our accumulated deficit, history of losses, and future expected losses raise substantial doubt about our ability to continue as a going concern within one year of the issuance date of the unaudited condensed consolidated financial statements included in this Quarterly Report. While we have plans in place to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, and, depending on the availability and level of additional financings, potentially new collaborations and reducing cash expenditures, there is no guarantee that we will be successful in these mitigation efforts. Lack of necessary funds may require us, among other things, to delay, scale back, or eliminate some or all of our planned clinical trials.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments was included in our Annual Report. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates.

As of March 31, 2020, our cash, cash equivalents and investments consisted of cash and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of March 31, 2020, we had outstanding borrowings under the Term Loan Facility.  We accrue interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 4.40%, and (ii) 9.65%. An immediate 10% change in the Prime Rate would not have a material impact on our debt‑related obligations, financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business faces significant risks and uncertainties. Accordingly, in evaluating our business, you should carefully consider the risk factors discussed below, as well as the other information included or incorporated by reference in this Quarterly Report on Form 10-Q. If any of the following risks occur, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Results of Operations and Financial Condition.” The occurrence of any of the events or developments described below or elsewhere in this report could harm our business, financial condition, results of operations or growth prospects.

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

Since inception, we have incurred significant operating losses. Our net loss was $70.3 million for the year ended December 31, 2019, and $19.9 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $479.5 million. To date, we have financed our operations through the public offerings of our common stock, private placements of our preferred stock, payments under our collaboration agreements, and loan financing. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We have not completed development of any of our product candidates, which we call Ecobiotic microbiome therapeutics, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future.  We anticipate that our expenses may increase substantially as we:

•	continue the clinical development of SER-109 in our Phase 3 clinical study for the prevention of recurrent CDI;
•	continue the clinical development of SER-287 in our Phase 2b clinical trial for the treatment of UC;
•	continue the clinical development of SER-401 in our Phase 1b clinical trial for use with checkpoint inhibitors in patients with metastatic melanoma;
•	conduct research and initiate clinical development of SER-301 for the treatment of UC;
•	conduct research and initiate clinical development of SER-155 for the prevention of mortality due to GvHD in immunocompromised patients, including in patients receiving allo-HSCT;
•	make strategic investments in manufacturing capabilities;
•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	perform our obligations under our agreements with our collaborators;
•	seek to obtain regulatory approvals for our product candidates; and
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

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

As discussed in Note 1 to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report under Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), or, ASC 205-40, we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. Under ASC 205-40, this evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Since we currently anticipate that our existing financial resources and proceeds received under the 2020 Sales Agreement subsequent to March 31, 2020, will enable us to meet forecasted operating plans into the second quarter of 2021, we have determined that our cash runway along with our accumulated deficit, history of losses, and future expected losses meet the ASC 205-40 standard for raising substantial doubt about our ability to continue as a going concern. We may not be successful in our mitigation efforts, which primarily consist of raising additional capital through some combination of equity or debt financings, and/or potential new collaborations and reducing cash expenditures. Our plans concerning these matters are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report on Form 10-Q. Lack of necessary funds may require us, among other things, to delay, scale back, or eliminate some or all of our planned clinical trials. Our future is dependent on our ability to execute our plans successfully or otherwise address these matters. If we fail to do so for any reason, we would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code.

We will need additional funding in order to complete development of our product candidates and commercialize our products, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Our expenses may increase in connection with our ongoing activities, particularly as we continue the clinical development of SER-109, continue the clinical development of SER-287, including conducting the Phase 2b clinical study, including conducting the Phase 3 clinical study, continue clinical studies of SER-401, and continue to research, develop and initiate clinical trials of SER-301, SER-155 and our other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We expect that our cash, cash equivalents and investments as of March 31, 2020 will be sufficient to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of 2021, subject to compliance with the conditions and covenants of our Loan and Security Agreement with Hercules Capital, Inc. This estimate excludes net cash flows from future business development activities. In addition, the specifics of existing and future clinical trial activities could impact capital requirements and cash projections. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•	the impact of the COVID-19 pandemic;
•	the progress and results of our clinical studies;
•	the cost of manufacturing clinical supplies for our product candidates;
•	the scope, progress, results and costs of pre-clinical development, laboratory testing and clinical trials for our other product candidates;
•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;

•	the effect of competing technological and market developments; and
•	the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Additionally, market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders and may decrease our stock price. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or others at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

In June 2017, we initiated a Phase 3 clinical study of SER-109 (ECOSPOR III) in patients with multiple recurrent CDI. In May 2019 we implemented modifications to the Phase 3 study design, reducing the size of the study to 188 patients. In March 2020, we announced that, as a result of the COVID-19 pandemic, further enrollment of ECOSPOR III would be halted with 182 patients enrolled.  Prolonged disruptions caused by the COVID-19 pandemic could severely impact our preclinical studies and clinical trials, including by causing further difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. See “—Risks Related to Our Operations—The COVID-19 pandemic caused by the novel strain of coronavirus has adversely impacted and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition.” Additional clinical trials or changes in our development plans could cause us to incur significant development costs, delay or prevent the commercialization of SER-109 or otherwise adversely affect our business.

Our product development costs will increase if we continue to experience delays in clinical testing or marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations.

Delays or difficulties in the enrollment of patients in clinical trials could result in our receipt of necessary regulatory approvals being delayed or prevented.

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

Our inability to enroll a sufficient number of patients for our clinical trials or a delayed rate of enrollment would result in significant delays and could require us to abandon one or more clinical trials altogether.  We have completed enrollment of the SER-109 Phase 3 study for patients with recurrent CDI despite the widespread use of unapproved, FMT to treat CDI. As interference from this uncontrolled procedure has impacted the enrollment rate of our placebo-controlled clinical trial, we modified the study design with the goal of expediting clinical results. On March 30, 2020, we announced that, as a result of the COVID-19 pandemic, further enrollment of ECOSPOR III would be halted. Enrollment delays in our clinical trials result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. See “—Risks Related to Our Operations—The COVID-19 pandemic caused by the novel strain of coronavirus has adversely impacted and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition.”

The size of our ongoing Phase 3 trial of SER-109 may make it make it necessary to conduct an additional clinical trial of SER-109 to generate sufficient safety and efficacy data to allow us to gain approval of SER-109.

The FDA has previously indicated that an ECOSPOR III trial could be sufficient to allow us to file a BLA for SER-109 if the trial demonstrated a sufficient level of statistical significance. The trial size of 182 patients may not demonstrate the heightened level of statistical significance required by the FDA. The FDA has also indicated that it may require additional confirmatory evidence of efficacy for approval, which may include conducting a second Phase 3 study prior to seeking approval of SER-109. Moreover, we may also be required to treat additional patients with SER-109 in order to generate a sufficient safety database to allow us to seek approval of SER-109. The need to conduct additional clinical trials of SER-109 and any delay in gaining regulatory approval of SER-109 would increase our development costs and could cause the value of our Company to decline and limit our ability to obtain additional financing.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, risky and may take many years. The scope and amount of clinical data required to obtain marketing approvals can vary substantially from jurisdiction to jurisdiction, and it may be difficult to predict whether a particular regulatory body will require additional or different studies than those conducted by a sponsor, especially for novel product candidates such as our Ecobiotic microbiome therapeutics. The FDA or foreign regulatory authorities may delay, limit, or deny approval to market our product candidates for many reasons, including: our inability to demonstrate that the clinical benefits of our product candidates outweigh any safety or other perceived risks; the regulatory authority’s disagreement with the interpretation of data from nonclinical or clinical studies; the regulatory agency’s requirement that we conduct additional preclinical studies and clinical trials; changes in marketing approval policies during the development period; changes in or the enactment of additional statutes or regulations, or changes in regulatory review process for each submitted product application; or the regulatory authority’s failure to approve the manufacturing processes or third-party manufacturers with which we contract. There may also be interruptions or delays in the operations of the FDA or other foreign regulatory authorities due to the

COVID-19 pandemic, which may impact approval timelines.  Regulatory authorities have substantial discretion in the approval process and may refuse to accept a marketing application if deficient. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. Of the large number of drugs in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the global pandemic of COVID-19, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. Except for our clinical production facility in Massachusetts, we do not currently have arrangements in place for redundant supply of product.  We do not currently have a second source for required materials used for the manufacture of finished product. If our current manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and anticipated future dependence upon others for the manufacture of our product candidates or products could delay, prevent or impair our development and commercialization efforts.  Moreover, as a result of the COVID-19 pandemic, third-party manufacturers may be affected, which could disrupt their activities and as a result we could face difficulty sourcing key components necessary to produce supply of our product candidates, which may negatively affect our preclinical and clinical development activities.

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

Our patent portfolio currently includes 21 active patent application families (which includes an option to license certain IP from MD Anderson and exclusive licenses to certain IP from Memorial Sloan Kettering Cancer Center). Of these, 13 applications have been nationalized and 1 is pending at the provisional stage. While we have obtained 13 issued U.S. patents to date, we cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents or our current patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, we are pursuing claims to therapeutic, binary compositions of certain bacterial populations. Any claims that may issue may provide coverage for such binary compositions and/or their use. However, such claims would not prevent a third party from commercializing alternative compositions that do not include both of the bacterial populations claimed in pending applications, potential applications or patents that have or may issue. There can be no assurance that any such alternative composition will not be equally effective. Further, given that our SER-109 product candidate is a complex composition with some variation from lot-to-lot and that, likewise, third-party compositions may have similar complexity and variability, it is possible that a patent claim may provide coverage for some but not all lots of a product candidate or third-party product. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.

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

Risks Related to Our Operations

The COVID-19 pandemic caused by the novel strain of coronavirus has adversely impacted and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition.

In December 2019, a novel strain of coronavirus causing the COVID-19 disease was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices, restricted on-site staff to only those required on-site to execute their job responsibilities and limited the number of staff in any given research and development laboratory. On March 30, 2020, we announced that, as a result of the COVID-19 pandemic, further enrollment of ECOSPOR III would be halted. Additionally, SER-287 development activity has been adversely impacted by the COVID-19 pandemic and by multiple clinical sites halting non-essential procedures, including endoscopies. We are continuing to monitor the impact of the COVID-19 pandemic on our operations and ongoing clinical development activity, including on the SER-401 Phase 1b study in metastatic melanoma. Mitigation activities to minimize COVID-19-related operation disruptions are ongoing, however, given the severity and evolving nature of the situation, the timing of the SER-401 Phase 1b clinical readout is uncertain. As a result of the COVID-19 outbreak, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•

interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (such as endoscopies that are deemed non-essential), which may impact the integrity of subject data and clinical study endpoints;

•	interruption or delays in the operations of the FDA, which may impact approval timelines;
•

interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns, global shipping delays or stoppages and disruptions in delivery systems;

•

limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

•	refusal of the FDA to accept data from clinical trials in affected geographies;
•	impacts from prolonged remote work arrangements, such as increased cybersecurity risks and strains on our business continuity plans; and
•	delays or difficulties with equity offerings due to disruptions and uncertainties in the securities market.

In addition, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak further impacts our business, including our preclinical studies and clinical trials, results of operations and financial condition will depend on future developments which are highly uncertain and cannot be predicted with confidence. Such factors include but are not limited to the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, quarantines, shelter-in-place orders and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

Our new corporate strategy and restructuring may not be successful.

On February 7, 2019, following a strategic business review, we announced our new strategy to focus our resources on advancing our highest-priority, clinical-stage microbiome therapeutic candidates. As a result, we are concentrating on obtaining results from the ongoing SER-109 Phase 3 study for recurrent CDI, completing the SER-287 Phase 2b study in mild-to-moderate UC patients, advancing the SER-401 Phase 1b study, in collaboration with PICI and MD Anderson, to evaluate augmenting checkpoint inhibitor response in patients with metastatic melanoma and advancing SER-301 into clinical development. The success of this strategic shift will depend on our ability to successfully advance our therapeutic candidates, complete our ongoing studies, retain senior management or other highly qualified personnel, prioritize competing projects and efforts and obtain sufficient resources, including additional capital. Accordingly, there are no assurances our change in strategic focus will be successful, which may have an adverse effect on our results of operations and financial condition.

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

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials such as human stool. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury, including from the novel coronavirus SARS-CoV-2, which causes the COVID-19 disease, from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Moreover, holders of an aggregate of approximately 18.3 million shares of our common stock, as of March 31, 2020 have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, or until the rights terminate pursuant to the terms of the investors’ rights agreement between us and such holders. We have also registered and intend to continue to register all shares of common stock that we may issue under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, our loan and security agreement with Hercules Capital currently prohibits us from paying dividends on our equity securities, and any future debt agreements may likewise preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15

3.2	Amended and Restated Bylaws	8-K	001-37465	3.2	7/1/15

4.1	Amended and Restated Investors’ Rights Agreement, dated December 19, 2014, by and between the Registrant and each of the investors listed on Schedule A thereto	S-1	333-204484	4.1	5/27/15

10.1#	Letter Amendment to Employment Agreement, dated April 8, 2020, by and between the Registrant and John Aunins					*

10.2#	Employment Agreement, dated April 2, 2020, by and between the Registrant and Lisa von Moltke, M.D.					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Principal Financial and Accounting Officer					**

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERES THERAPEUTICS, INC.

Date: May 7, 2020	By:	/s/ Marcus Chapman
Marcus Chapman
Senior Vice President, Finance and Principal Financial and Accounting Officer