Form 10-Q
period 2020-06-30
Seres Therapeutics, Inc.
filed 2020-07-28
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 22, 2020, the registrant had 76,258,531 shares of common stock, $0.001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$61,536	$65,126
Investments	2,404	29,690
Prepaid expenses and other current assets	5,847	3,588
Accounts receivable	2,929	1,785
Total current assets	72,716	100,189
Property and equipment, net	16,305	19,495
Operating lease assets	10,257	11,356
Restricted investments	1,400	1,400
Total assets	$100,678	$132,440
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,163	$4,859
Accrued expenses and other current liabilities	10,604	10,884
Operating lease liabilities	4,788	4,456
Deferred revenue - related party	19,040	20,960
Deferred revenue	5,653	4,834
Total current liabilities	44,248	45,993
Note payable, net of discount	24,863	24,648
Operating lease liabilities, net of current portion	13,181	15,676
Deferred revenue, net of current portion - related party	80,383	89,111
Deferred revenue, net of current portion	2,826	4,834
Other long-term liabilities	752	502
Total liabilities	166,253	180,764
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2020 and December 31, 2019; no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2020 and December 31, 2019; 75,131,834 and 70,143,252 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	75	70
Additional paid-in capital	434,593	411,255
Accumulated other comprehensive income	1	—
Accumulated deficit	(500,244)	(459,649)
Total stockholders’ deficit	(65,575)	(48,324)
Total liabilities and stockholders’ deficit	$100,678	$132,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Collaboration revenue - related party	$5,186	$10,454	$10,648	$17,069
Grant revenue	831	260	1,570	706
Collaboration revenue	28	1,817	2,016	2,077
Total revenue	6,045	12,531	14,234	19,852
Operating expenses:
Research and development expenses	20,099	17,905	41,842	40,792
General and administrative expenses	6,491	5,574	12,629	13,069
Restructuring expenses	—	—	—	1,492
Total operating expenses	26,590	23,479	54,471	55,353
Loss from operations	(20,545)	(10,948)	(40,237)	(35,501)
Other (expense) income:
Interest income	74	189	233	409
Interest expense	(719)	—	(1,435)	—
Other income	476	—	844	—
Total other (expense) income, net	(169)	189	(358)	409
Net loss	$(20,714)	$(10,759)	$(40,595)	$(35,092)
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.24)	$(0.56)	$(0.81)
Weighted average common shares outstanding, basic and diluted	73,306,248	45,140,830	72,063,881	43,095,686
Net loss	(20,714)	(10,759)	(40,595)	(35,092)
Other comprehensive loss:
Unrealized gain on investments, net of tax of $0	11	-	1	-
Total other comprehensive gain	11	—	1	—
Comprehensive loss	$(20,703)	$(10,759)	$(40,594)	$(35,092)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(unaudited, in thousands, except share data)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ (Deficit)
Balance at December 31, 2018	40,936,735	$41	$341,284	$(389,370)	$(48,045)
Issuance of common stock upon exercise of stock options	38,125	—	120	—	120
Issuance of common stock upon vesting of RSUs, net of tax withholdings	73,500	—	153	—	153
Issuance of common stock under ESPP plan	46,472	—	207	—	207
Stock-based compensation expense	—	—	2,065	—	2,065
Net loss	—	—	—	(24,333)	(24,333)
Balance at March 31, 2019	41,094,832	41	343,829	(413,703)	(69,833)
Issuance of common stock from public offering, net of commissions, underwriting discounts and offering costs	28,818,578	29	60,498	—	60,527
Stock-based compensation expense	—	—	2,097	—	2,097
Net loss	—	—	—	(10,759)	(10,759)
Balance at June 30, 2019	69,913,410	$70	$406,424	$(424,462)	$(17,968)

	Common Stock		Additional		Accumulated Other	Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Stockholders’ Deficit
Balance at December 31, 2019	70,143,252	$70	$411,255	$(459,649)	$—	$(48,324)
Issuance of common stock from at the market equity offering	1,230,531	1	4,177	—	—	4,178
Issuance of common stock upon exercise of stock options	110,967	1	59	—	—	60
Issuance of common stock upon vesting of RSUs, net of tax withholdings	110,000	—	120	—	—	120
Issuance of common stock under ESPP plan	76,317	—	249	—	—	249
Stock-based compensation expense	—	—	1,959	—	—	1,959
Unrealized loss on investments	—	—	—	—	(10)	(10)
Net loss	—	—	—	(19,881)	—	(19,881)
Balance at March 31, 2020	71,671,067	72	417,819	(479,530)	(10)	(61,649)
Issuance of common stock from at the market equity offering	3,430,453	3	14,845	—	—	14,848
Issuance of common stock upon exercise of stock options	30,314	—	15	—	—	15
Stock-based compensation expense	—	—	1,914	—	—	1,914
Unrealized gain on investments	—	—	—	—	11	11
Net loss	—	—	—	(20,714)	—	(20,714)
Balance at June 30, 2020	75,131,834	$75	$434,593	$(500,244)	$1	$(65,575)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30
	2020	2019
Cash flows from operating activities:
Net loss	$(40,595)	$(35,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,873	4,162
Depreciation and amortization expense	3,493	3,927
Non-cash operating lease cost	1,100	1,097
Accretion of discount on investments	(102)	—
Non-cash interest expense	215	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,928)	1,685
Accounts receivable	(1,144)	(1,604)
Deferred revenue	(11,837)	(11,628)
Accounts payable	(700)	(1,645)
Operating lease liabilities	(2,163)	(2,079)
Accrued expenses and other current and long-term liabilities	(29)	(3,004)
Net cash (used in) operating activities	(49,817)	(44,181)
Cash flows from investing activities:
Purchases of property and equipment	(299)	(647)
Purchases of investments	(12,931)	—
Sales and maturities of investments	40,318	—
Net cash provided by (used in) provided by investing activities	27,088	(647)
Cash flows from financing activities:
Proceeds from public offering of common stock, net of commissions, underwriting discounts and offering costs	—	60,759
Proceeds from exercise of stock options	75	120
Proceeds from issuance of common stock and restricted common stock	120	153
Proceeds from at the market equity offering, net of commissions	18,695	—
Issuance of common stock under ESPP plan	249	207
Net cash provided by financing activities	19,139	61,239
Net (decrease) increase in cash and cash equivalents	(3,590)	16,411
Cash, cash equivalents and restricted cash at beginning of period	65,126	85,933
Cash, cash equivalents and restricted cash at end of period	$61,536	$102,344
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,226	$—
Supplemental disclosure of non-cash investing and financing activities:
Unsettled issuance of common stock from the at the market offering	$331	$—
Issuance costs from public offering included in accounts payable and accrued expenses	$—	$232
Property and equipment purchases included in accounts payable and accrued expenses	$66	$88

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(Unaudited)

1.	Nature of the Business and Basis of Presentation

Seres Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in October 2010 under the name Newco LS21, Inc. In October 2011, the Company changed its name to Seres Health, Inc., and in May 2015, the Company changed its name to Seres Therapeutics, Inc.  The Company is a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to treat disease by modulating the microbiome to restore heath by repairing the function of a dysbiotic microbiome to a non-disease state. The Company’s lead product candidate, SER-109, is designed to prevent further recurrences of Clostridioides difficile infection (formerly Clostridium difficile infection) (“CDI”), a debilitating infection of the colon, in patients who have received antibiotic therapy for recurrent CDI by treating the dysbiosis of the colonic microbiome. If approved by the U.S. Food and Drug Administration (“FDA”), SER-109 could be a first-in-field oral microbiome drug. SER-287 and SER-301 are being developed by the Company to treat ulcerative colitis (“UC”). In addition, using its microbiome therapeutics platform, the Company is also developing product candidates to treat diseases where the microbiome is implicated, including SER-401, a microbiome therapeutic candidate for use with checkpoint inhibitors (“CPI’s”) in patients with metastatic melanoma and SER-155, a rationally designed, fermented therapeutics candidate to prevent mortality due to gastrointestinal infections, bacteremia and graft versus host disease (GvHD) in immunocompromised patients, including in patients receiving allogeneic hematopoietic stem cell transplantation (allo-HSCT) and solid organ transplants. The Company continues to evaluate microbiome pharmacokinetic and pharmacodynamic data from their SER-262 Phase 1b study and other completed clinical trials to inform the design of drug candidates in the pipeline, inform clinical trial design, and to determine next steps in the development of SER-262 to treat an initial recurrence of CDI. The Company is also using its reverse translation microbiome therapeutics platforms to conduct research on various indications, including: pathogen infection and antibiotic resistant bacteria, inflammatory and immune diseases, cancer, and metabolic diseases.

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

As of June 30, 2020, the Company had an accumulated deficit of $500,244 and cash, cash equivalents and investments of $63,940. For the six months ended June 30, 2020, the Company incurred a loss of $40,595 and used $49,817 of cash in operations. Management has assessed the Company’s ability to continue as a going concern in accordance with the requirements of ASC 205-40 and determined that the Company’s accumulated deficit, history of losses, and future expected losses meet the ASC 205-40 standard for raising substantial doubt about the Company’s ability to continue as a going concern.

The Company’s current financial resources, proceeds received under the Sales Agreement with Cowen and Company, LLC (“Cowen”) entered into on March 18, 2020, (the “2020 Sales Agreement”), pursuant to which Cowen sells shares of the Company’s common stock from time to time, subsequent to June 30, 2020 and currently forecasted operating plan would allow the Company to operate into the second quarter of 2021. The Company has developed plans to mitigate this risk, which primarily consist of raising additional capital through some combination of equity or debt financings, and/or potentially new collaborations and reducing cash expenditures. If the Company is not able to secure adequate additional funding, the Company plans to make reductions in spending. In that event, the Company may have to delay, scale back, or eliminate some or all of the Company’s planned clinical trials and research stage programs. The actions necessary to reduce spending under this plan at a level that mitigates the factors described above are not considered probable, as defined in the accounting standards and therefore, the full extent to which management may extend the Company’s funds through these actions may not be considered in management’s assessment of the Company’s ability to continue as a going concern. As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on March 2, 2020 (the “Annual Report”).

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The condensed consolidated balance sheet at December 31, 2019 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

2.	Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2020.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, revenue recognition and the accrual of research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including revenue, operating expenses, clinical trials and employee-related amounts, will depend on future developments that are highly uncertain, including new information that may emerge concerning COVID-19 and the actions taken to contain it or treat its impact and the economic impact on local, regional, national and international markets. We have made estimates of the impact of COVID-19 within our financial statements and there may be changes to those estimates in future periods. Actual results could differ from the Company’s estimates.

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

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2020	2019
Stock options to purchase common stock	11,578,482	8,628,459
Unvested restricted stock units	15,000	130,900
Shares issuable under ESPP	25,230	37,537
Total common stock equivalents	11,618,712	8,796,896

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

3.	Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$19,885	$—	$—	$19,885
Investments:
Corporate bonds	—	2,404	—	2,404
	$19,885	$2,404	$—	$22,289

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$25,510	$—	$—	$25,510
Commercial paper	—	4,243	—	4,243
Corporate bonds	—	4,900	—	4,900
Investments:
Commercial paper	$—	$11,957	$—	$11,957
Corporate bonds	—	17,733	—	17,733
	$25,510	$38,833	$—	$64,343

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Commercial paper and corporate bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. There were no transfers between Level 1 or Level 2 during the three and six months ended June 30, 2020 and 2019.

As of June 30, 2020 and December 31, 2019 the Company held a restricted investment of $1,400, which represent a certificate of deposit that is classified as Level 2 in the fair value hierarchy.

4.	Investments

Investments by security type consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate bonds	$2,403	$1	$-	$2,404
	$2,403	$1	$—	$2,404

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial Paper	$11,957	$—	$—	$11,957
Corporate Bonds	17,732	3	(2)	17,733
	$29,689	$3	$(2)	$29,690

Investments with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the table above. Investments with maturities of less than 12 months are considered current and those investments with maturities greater than 12 months are considered non-current assets.

Excluded from the table above in a restricted investment of $1,400 as the cost approximates current fair value.

5.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2020	December 31 2019
Laboratory equipment	$15,656	$15,140
Computer equipment	2,874	2,874
Furniture and office equipment	1,033	1,033
Leasehold improvements	27,977	27,977
Construction in progress	—	213
	47,540	47,237
Less: Accumulated depreciation and amortization	(31,235)	(27,742)
	$16,305	$19,495

Depreciation and amortization expense was $1,691, $3,493, $1,921 and $3,927 for the three and six months ended June 30, 2020 and 2019, respectively.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Development and clinical manufacturing costs	$6,263	$5,605
Payroll and payroll-related costs	3,451	4,609
Facility and other	890	670
	$10,604	$10,884

7.	Restructuring

In February 2019, the Company implemented corporate changes to focus its resources on advancing its clinical-stage therapeutic candidates. As a result, the Company is concentrating on obtaining results from the SER-109 Phase 3 study for recurrent CDI, completing the SER-287 Phase 2b study in mild-to-moderate UC, advancing the SER-401 Phase 1b study, in collaboration with the Parker Institute for Cancer Immunotherapy and MD Anderson Cancer Center, to evaluate augmenting CPI response in patients with metastatic melanoma, advancing clinical activities for a SER-301 Phase 1b study, and advancing SER-155 into clinical development. In connection with the prioritization of these therapeutic candidates, the Company made changes to its management team and reduced headcount by approximately 30 percent.

No restructuring charges were recorded during the three and six months ended June 30, 2020.   During the six months ended June 30, 2019, the Company recorded charges of $1,492, related to severance and other termination benefits.  Of that amount, the Company paid $894 during the six months ended June 30, 2019 and $192 during the six months ended June 30, 2020.  There are no remaining unpaid liabilities related to restructuring charges as of June 30, 2020.

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

Upon issuance, the first tranche was recorded as a liability with an initial carrying value of $24,575, net of debt issuance costs. The initial carrying value will be accreted to the repayment amount, which includes the outstanding principal plus the end of term charge, through interest expense using the effective interest rate method over the term of the debt. The carrying value of the debt, which is classified as a non-current liability on the Company’s consolidated balance sheet, is $24,863 and $24,648 as of June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020 the future principal payments due under the arrangement, excluding interest and the end of term charge, are as follows (in thousands):

Year Ending December 31,	Principal
2020 (remaining 6 months)	$—
2021	949
2022	11,970
2023	12,081
Total	$25,000

During the three and six months ended June 30, 2020, the Company recognized $719 and $1,435 of interest expense related to the Loan Agreement, which is reflected in interest expense on the condensed consolidated statement of operations and comprehensive loss.

9.	Common Stock and Stock-Based Awards

Common Stock

In November 2019, the Company entered into a sales agreement (the, “2019 Sales Agreement”), with Cowen to sell shares of its common stock with aggregate gross sales proceeds of up to $25,000, from time to time, through an ATM under which Cowen acts as sales agent. On March 18, 2020, in connection with filing an updated Registration Statement on Form S-3 (File No. 333-237033), the Company entered into the 2020 Sales Agreement, with Cowen on substantially the same terms as the 2019 Sales Agreement and terminated the 2019 Sales Agreement. From January 1, 2020 to June 30, 2020 the Company sold approximately 4,660,984 shares of common stock under the 2019 Sales Agreement and the 2020 Sales Agreement, as applicable, at an average price of approximately $4.20 per share, raising aggregate net proceeds of approximately $18,695 after deducting an aggregate commission of approximately 3%.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2019	8,310,683	$10.36	7.01	$3,427
Granted	4,324,865	3.52
Exercised	(141,281)	0.48
Forfeited	(915,785)	10.91
Outstanding as of June 30, 2020	11,578,482	$7.88	7.65	$10,144
Options exercisable as of June 30, 2020	4,983,417	$11.91	5.65	$4,670

The weighted average grant-date fair value of stock options granted during the three and six months ended June 30, 2020 and 2019 was $2.41, $2.17, $2.38 and $4.34 per share, respectively.

During the three months ended March 31, 2019, the Company granted performance-based stock options to employees for the purchase of an aggregate of 1.1 million shares of common stock with a grant date fair value of $4.58 per share. These stock options are exercisable only upon achievement of specified performance targets. As of June 30, 2020, none of these options were exercisable because none of the specified performance targets had been achieved. Because achievement of the specified performance targets was not deemed probable as of June 30, 2020, the Company did not record any expense for these stock options from the dates of issuance through June 30, 2020.

Restricted Stock Units

The Company has granted restricted stock units with time-based vesting conditions.  The table below summarizes the Company’s restricted stock unit activity since December 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2019	130,000	$8.86
Granted	—	—
Forfeited	(5,000)	$2.29
Vested	(110,000)	$9.98
Unvested restricted stock units as of June 30, 2020	15,000	$2.83

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expenses	$986	$1,093	$1,990	$2,541
General and administrative expenses	928	1,004	1,883	1,621
	$1,914	$2,097	$3,873	$4,162

10.	Collaboration Revenue

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

At contract inception, the Company determined that the $120,000 non-refundable upfront amount constituted the entirety of the consideration to be included in the transaction price as the development, regulatory, and commercial milestones were fully constrained. During the year ended December 31, 2016, the Company received $10,000 from NHS in connection with the initiation of the Phase 1b study for SER-262 in CDI. During the year ended December 31, 2017, the Company received $20,000 from NHS in connection with the initiation of the Phase 3 study for SER-109. During the year ended December 31, 2018, the Company received $40,000 from NHS in connection with the initiation of the Phase 2b study for SER-287. The transaction price as of June 30, 2020 was approximately $190,000.

During the three and six months ended June 30, 2020 and 2019, using the cost-to-cost method, which best depicts the transfer of control to the customer, the Company recognized $5,186, $10,648, $10,454 and $17,069 of Collaboration revenue – related party, respectively.

As of June 30, 2020 and December 31, 2019, there was $99,423 and $110,071, respectively, of deferred revenue related to the unsatisfied portion of the performance obligation under the License Agreement. As of June 30, 2020, the deferred revenue is classified as current or non-current in the condensed consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next 12 months, which is determined by the cost-to-cost method which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation.  All costs associated with the License Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

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

In April 2020, preclinical research activities contemplated under the original research plan, in connection with the Research Agreement, were curtailed. The Company and AstraZeneca are in discussions regarding the future scope of translational and clinical activities to be performed by the Company under the research plan. The Company continues to recognize revenue for its single performance obligation using a cost-to-cost input method. Revenue recognized for the three months ended June 30, 2020 was $28 as the Company did not incur significant costs under the Research Agreement this quarter.

For the three and six months ended June 30, 2020 and 2019 the Company recognized collaboration revenue of $28, $2,016, $1,817 and $2,077, respectively, based on the measured progress under the Research Agreement. The transaction price as of June 30, 2020 was approximately $33,900.

As of June 30, 2020, there was $8,479 of deferred revenue associated with the Research Agreement, with $5,653 presented as current and $2,826 as non-current in the condensed consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next 12 months. All costs associated with the Research Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

Contract Balances from Contracts with Customers

The following table presents changes in the Company’s contract liabilities during the six months ended June 30, 2020 and 2019 (in thousands):

	Balance as of December 31, 2019	Additions	Deductions	Balance as of June 30, 2020
Six months ended June 30, 2020
Contract liabilities:
Deferred revenue - related party	$110,071	—	(10,648)	$99,423
Deferred revenue	$9,668	827	(2,016)	$8,479

	Balance as of December 31, 2018	Additions	Deductions	Balance as of June 30, 2019
Six months ended June 30, 2019
Contract liabilities:
Deferred revenue - related party	$137,259	—	(17,069)	$120,190
Deferred revenue	$-	7,518	(2,077)	$5,441

During the three and six months ended June 30, 2020 the Company recognized the following revenues as a result of changes in the contract liabilities balances in the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$5,203	$11,526	$11,837	$17,069

When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Revenue is recognized from the contract liability over time using the cost-to-cost method.

11.	Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2020 or December 31, 2019.

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

The Company did not accrue any liabilities related to legal contingencies in its condensed consolidated financial statements as of June 30, 2020 or December 31, 2019.

12.	Income Taxes

The Company did not provide for any income taxes for the three and six months ended June 30, 2020 and 2019.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of June 30, 2020  and December 31, 2019. Management reevaluates the positive and negative evidence at each reporting period.

As of June 30, 2020 and December 31, 2019, the Company had no accrued interest or tax penalties recorded. The Company files income tax returns in the United States and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2012. However, to the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent it is utilized in a future period. There are no currently ongoing or pending examinations in any jurisdictions.

13.	Related Party Transactions

As described in Note 10, in January 2016 the Company entered into the License Agreement with NHS for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. NHS is a related party since NHS is an affiliate of Nestlé Health Science, one of the Company’s significant stockholders. During the three and six months ended June 30, 2020 and 2019, the Company recognized $5,186, $10,648, $10,454 and $17,069 of related party revenue associated with the License Agreement, respectively. As of June 30, 2020 and December 31, 2019 there was $99,423 and $110,071 of deferred revenue related to the License Agreement, which is classified as current or non-current in the condensed consolidated balance sheets. The Company has made no payments to NHS during the three and six months ended June 30, 2020 and 2019. There is no amount due from NHS as of June 30, 2020.

In July 2019, the Company entered into a sublease agreement with Flagship Pioneering, one of the Company’s significant stockholders, to sublease a portion of its office and laboratory space in Cambridge, Massachusetts. The term of the sublease agreement commenced in July 2019 and ends on the last day of the 24th calendar month following commencement, with no option to extend. Under this agreement, the Company recorded other income of $449 and $899 during the three and six months ended June 30, 2020, respectively. The Company received cash payments of $449 and $899 during the three and six months ended June 30, 2020, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020, or the Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, such as statements regarding our plans, objectives, expectations, intentions and projections, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Overview

We are a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to treat disease by modulating the microbiome to restore heath by repairing the function of a dysbiotic microbiome to a non-disease state. SER-109 is designed to reduce recurrences of Clostridioides difficile infection (formerly Clostridium difficile infection), or CDI, a debilitating infection of the colon, in patients who have received antibiotic therapy for recurrent CDI by treating the dysbiosis of the colonic microbiome.  If approved by the U.S. Food and Drug Administration, or FDA, SER-109 could be a first-in-field oral microbiome drug.  SER-287 and SER-301 are being developed to treat ulcerative colitis, or UC. In addition, using our microbiome therapeutics platform, we are developing SER-401, a microbiome therapeutic candidate for use with checkpoint inhibitors in patients with metastatic melanoma and SER-155 to prevent mortality due to gastrointestinal infections, bacteremia and graft versus host disease (GvHD) in immunocompromised patients, including in patients receiving allogeneic hematopoietic stem cell transplantation (allo-HSCT). Supporting our R&D efforts are our deep capabilities related to microbiome therapeutic drug discovery, manufacturing, quality, and clinical development.  We believe that these capabilities provide us with important competitive advantages related to the advancement of this novel treatment modality.

Since our inception in October 2010, we have devoted substantially all of our resources to developing our programs, building our intellectual property portfolio, developing our supply chain, business planning, raising capital and providing general and administrative support for these operations.

All of our product candidates other than SER-109, SER-287, SER-301, SER-401, and SER-155 are still in pre-clinical development or early stage discovery. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss was $40.6 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $500.2 million and cash, cash equivalents and investments totaling $63.9 million.  Based on our current plans and forecasted expenses, we believe that our existing cash, cash equivalents and investments as of June 30, 2020 and proceeds received under the 2020 Sales Agreement subsequent to June 30, 2020, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of 2021.  In accordance with the requirements of Accounting Standards Update, or ASU, No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), or ASC 205-40, we have determined that there is substantial doubt about our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. As further discussed in “—Liquidity and Capital Resources.”

In March 2020, we entered into a Sales Agreement, or the 2020 Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell our common stock with aggregate gross sales proceeds of up to $25.0 million from time to time, through an “at the market” equity offering program, or ATM under which Cowen acts as sales agent. See “—Liquidity and Capital Resources.”

Impact of Novel Coronavirus

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

SER-109

SER-109 is an oral, biologically derived, purified bacterial spore-based microbiome therapeutic candidate consisting of bacterial species purified from healthy donor stool. Our SER-109 manufacturing process includes inactivation and clearance steps designed to eliminate potential pathogens. SER-109 is designed to prevent further recurrences of CDI in patients with a history of multiple infections by restructuring the dysbiotic microbiome to a state that resists C. difficile colonization and growth.

We believe that SER-109 has the potential to treat individuals with recurrent CDI, a patient population which includes approximately 170,000 individuals per year in the United States.  We completed enrollment with 182 patients of 188 intended subjects with multiply recurrent CDI in ECOSPOR III. All patients who entered ECOSPOR III must have tested positive for C. difficile toxin, as currently recommended by the Infectious Diseases Society of America guidelines (McDonald Clin Infect Dis 2018). This inclusion criterion was implemented in an effort to ensure enrollment of only patients with active infection rather than simple colonization. The study is designed to evaluate patients for 24 weeks with the primary endpoint of comparing the C. difficile recurrence rate in subjects who receive SER-109 verses placebo at up to eight weeks after dosing. The size and powering calculations of the study are informed by prior SER-109 study results, published CDI trial data utilizing toxin testing, and preliminary blinded and open label CDI recurrence rate data from the ongoing ECOSPOR III study. Toxin testing is required for patients in ECOSPOR III at both study entry and at the time of suspected recurrence in an effort to ensure optimal diagnostic accuracy of active infection, as recommended by the Infectious Diseases Society of America. We believe the use of toxin testing for all subjects in the study is essential to ensure valid, interpretable study results. Notably, no published placebo-controlled FMT trial in recurrent CDI has required toxin testing, which raises concerns about appropriate subject selection and estimates of FMT efficacy.

Based on prior discussions with the FDA, we believe this study, if successful, has the potential to be a single pivotal study supporting product registration. However, this would depend on the strength of the data and it is also possible that additional safety data may be required.  We expect top-line results in August 2020.

SER-287

SER-287 is an oral, biologically derived purified microbiome therapeutic candidate designed to normalize the gastrointestinal microbiome of individuals with UC. In December 2018, we commenced a three-arm placebo-controlled Phase 2b clinical trial that was designed to evaluate SER-287 in approximately 201 patients with mild-to-moderate UC.  Two groups of patients will receive different doses of SER-287, both following pretreatment with a short course of oral vancomycin. A third study arm will receive placebo. The study’s primary endpoint will evaluate clinical remission measured after 10 weeks of SER-287 administration. Patients then enter a 2-week exploratory maintenance follow-up period.  Endoscopic improvement will be measured as a secondary efficacy measure.  Based on feedback from the FDA, if the data from this trial is positive, we expect that the Phase 2b clinical trial could be one of two pivotal trials to enable a Biologics License Application, or BLA, to be submitted for SER-287 for the treatment of UC. As of May 1, 2020, the SER-287 Phase 2b study was approximately 60% enrolled based on the 201-patient target study size. SER-287 development activity has been adversely impacted by the COVID-19 pandemic and by multiple clinical sites halting non-essential procedures, including endoscopies. In recent weeks, we have observed an increase in ECO-RESET clinical site activity, the availability of endoscopies, and in the volume of clinical study subject screening. Seres is evaluating enrollment mitigation strategies and possible trial design modifications with the goal of obtaining a high-quality, clinically meaningful dataset. The Company plans to engage FDA in discussions regarding any potential trial modifications.

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

SER-301

We are also advancing our next generation, rationally-designed, fermented microbiome drug discovery and development capabilities, focusing on advancing SER-301, a therapeutic candidate for UC. We have nominated the SER-301 lead candidate.  SER-301 is a consortia of bacteria designed using our reverse translational discovery platform that incorporates analysis of microbiome biomarkers from human clinical data and preclinical assessments using human cell-based assays and in vitro/ex vivo and in vivo disease models. SER-301 is designed to reduce induction of pro-inflammatory activity, improve epithelial barrier integrity and TNF-α driven inflammation in IECs, and modulate UC-relevant anti-inflammatory, innate and adaptive immune pathways. SER-301 is being produced by our advanced fermentation, formulation and delivery platforms.  It includes strains delivered in spore form, as well as strains fermented in non-spore (vegetative) form and delivered using enterically-protected technology designed to release in the colon.

We have initiated clinical development activities for SER-301. The initial clinical study of SER-301 will be conducted in Australia and New Zealand. Upon enrollment of the first patient in the SER-301 phase 1 study, which we expect to occur later this year, we will be entitled to receive a $10.0 million milestone payment under our collaboration with Nestec Ltd.

SER-401

SER-401 is an oral biologically derived purified microbiome therapeutic candidate comprising a bacterial signature similar to that observed in checkpoint inhibitor immunotherapy responders. In March 2019, the first patient was dosed in the Phase 1b clinical study with MD Anderson and PICI, to evaluate SER-401’s potential to augment the response of anti-PD-1 checkpoint inhibitor therapy. The study is designed to enroll 30 patients with metastatic melanoma who are being treated with nivolumab, an anti-PD-1 therapy. Patients are randomized at a 2-to-1 ratio to either SER-401 or placebo. The study’s primary endpoints are to evaluate safety and tolerability. Its secondary endpoints are to evaluate the correlation of microbiome biomarkers of response to various clinical and immunological outcome measures.

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

SER-155

We have nominated the SER-155 lead candidate, a rationally designed, fermented microbiome drug and are advancing the candidate into clinical development. The rationale for this program is based in part on published clinical evidence from our collaborators at Memorial Sloan Kettering Cancer Center showing that allo-HSCT patients with decreased diversity of commensal microbes are significantly more likely to die due to infection and/or lethal graft versus host disease, or GvHD. SER-155 is consortia of bacteria designed using our reverse translational discovery platform to prevent mortality due to gastrointestinal infections, bacteremia and graft versus host disease (GvHD) in immunocompromised patients, including in patients receiving allogeneic hematopoietic stem cell transplantation (allo-HSCT) or solid organ transplants. SER-155 lead candidate is designed to decrease infection and translocation of antibiotic resistant bacteria in the gastrointestinal tract and modulate host immune responses to decrease GvHD. In November 2017, we were awarded a highly competitive grant from CARB-X to support continued preclinical research and early development work for SER-155. In 2019, Seres was awarded additional funding from CARB-X to support clinical development of SER-155, including support through IND filing and Phase 1b evaluation. The 2019 CARB-X grant provides us with an additional $4.8 million of funding for research, manufacture, and IND application, with potential for an additional $7.0 million for phase 1b development, upon completion of milestones.

While we plan to focus our investment on our highest priority clinical programs in the near-term, our expenses may increase substantially in connection with our ongoing and planned activities, particularly as we:

•	continue the clinical development of SER-109 in our Phase 3 clinical study for the prevention of recurrent CDI;
•	continue the clinical development of SER-287 in our Phase 2b clinical trial for the treatment of UC;
•	continue the clinical development of SER-301 for the treatment of UC;
•	continue the clinical development of SER-401 in our Phase 1b clinical trial for use with checkpoint inhibitors in patients with metastatic melanoma;
•	conduct research and initiate clinical development of SER-155 for the prevention of mortality due to GvHD in immunocompromised patients, including in patients receiving allo-HSCT;
•	make strategic investments in manufacturing capabilities;
•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;

•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	perform our obligations under our agreements with our collaborators;
•	seek to obtain regulatory approvals for our product candidates; and
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

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

Intellectual Property

Patent Portfolio

We have an extensive patent portfolio directed to rationally designed ecologies of spores and microbes. The portfolio includes both company-owned patents and applications, and those that we have rights to as licensee. For example, our portfolio includes an option to license foundational intellectual property related to the use of bacteria in combination with checkpoint inhibitors from MD Anderson. The patents and applications included in our portfolio cover both composition of matter and methods (e.g., method of treating). Our intellectual property rights related to SER-109 (C. difficile) and SER-287 (ulcerative colitis) extend through 2033. We plan on continuing to broaden our patent portfolio. Currently, we have 21 active patent application families, which includes 15 nationalized applications and 1 pending US provisional application. To date, we have obtained 13 issued U.S. patents.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Microbiome therapeutics platforms	$11,718	$11,524	$24,288	$26,823
SER-109	3,679	2,212	6,531	4,861
SER-287	3,803	3,421	9,239	7,675
Early stage programs	899	748	1,784	1,433
Total research and development expenses	$20,099	$17,905	$41,842	$40,792

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we conduct our ECOSPOR III Phase 3 clinical study of SER-109, advance the clinical development of SER-287, continue to discover and develop additional product candidates, including SER-301, SER-401 and SER-155 and pursue later stages of clinical development of our product candidates.

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

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in the three and six months ended June 30, 2020 or 2019.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 2, 2020, or the Annual Report, are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the three and six months ended June 30, 2020.

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$5,186	$10,454	$(5,268)
Grant revenue	831	260	571
Collaboration revenue	28	1,817	(1,789)
Total revenue	6,045	12,531	(6,486)
Operating expenses:
Research and development	20,099	17,905	2,194
General and administrative	6,491	5,574	917
Restructuring expenses	—	—	—
Total operating expenses	26,590	23,479	3,111
Loss from operations	(20,545)	(10,948)	(9,597)
Other (expense) income:
Interest income	74	189	(115)
Interest expense	(719)	—	(719)
Other income	476	—	476
Total other (expense) income, net	(169)	189	(358)
Net loss	$(20,714)	$(10,759)	$(9,955)

Revenue

Total revenue was $6.0 million and $12.5 million for the three months ended June 30, 2020 and 2019, respectively. The revenue for the three months ended June 30, 2020 relates primarily to $5.2 million recognized under the License Agreement. The revenue for the three months ended June 30, 2019 principally relates to the recognition of amounts received under the License Agreement.  The decrease is mainly due to the modification to our SER-109 Phase 3 trial in the second quarter of 2019, which was accounted for through a cumulative catch-up adjustment during that quarter.  There was no similar cumulative catch up during the three months ended June 30, 2020.

Research and Development Expenses

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Microbiome therapeutics platforms	$11,718	$11,524	$194
SER-109	3,679	2,212	1,467
SER-287	3,803	3,421	382
Early stage programs	899	748	151
Total research and development expenses	$20,099	$17,905	$2,194

Research and development expenses were $20.1 million for the three months ended June 30, 2020, compared to $17.9 million for the three months ended June 30, 2019. The increase of $2.2 million was due primarily to the following:

•

an increase of $0.2 million in research expenses related to our microbiome therapeutics platform, due primarily to an increase in employee related costs of $0.4 million, and a decrease in facility expenses of $0.2 million;

•

an increase of $1.5 million in expenses related to our SER-109 program due primarily to an increase in employee related costs of $0.8 million, an increase in facility expenses of $0.3 million, an increase of $0.2 million in clinical trial consulting expense, and an increase of $0.2 million of contract manufacturing expense;

•

an increase of $0.4 million in expenses for our SER-287 program due primarily to an increase in facility expenses of $0.5 million, an increase of $0.3 million of clinical trial consulting expense, an increase of $0.2 million in sequencing expense, and partially offset by a decrease of $0.6 million in contract manufacturing; and

•	an increase of $0.2 million in expenses for our early stage programs due primarily to clinical trials consulting expense.

General and Administrative Expenses

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Personnel related (including stock-based compensation)	$2,285	$2,295	$(10)
Professional fees	2,854	1,785	1,069
Facility-related and other	1,352	1,494	(142)
Total general and administrative expenses	$6,491	$5,574	$917

General and administrative expenses were $6.5 million for the three months ended June 30, 2020, compared to $5.6 million for the three months ended June 30, 2019. The increase of $0.9 million was primarily due to the following:

•

an increase in professional fees of $1.1 million is primarily due to an increase of $0.5 million in consulting fees, an increase of $0.2 million in legal fees and an increase of $0.2 million in accounting related fees; and

•	a decrease in facility-related and other costs of $0.1 million primarily due to a decrease in IT-related expenses.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2020 and 2019 was $(0.2) million and $0.2 million, respectively. The decrease is primarily due to interest expense of $0.7 million and partially offset by other income of $0.4 million primarily related to our sublease.

Comparison of the Six Months Ended June 30, 2020 and June 30, 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$10,648	$17,069	$(6,421)
Grant revenue	1,570	706	864
Collaboration revenue	2,016	2,077	(61)
Total revenue	14,234	19,852	(5,618)
Operating expenses:
Research and development	41,842	40,792	1,050
General and administrative	12,629	13,069	(440)
Restructuring expenses	-	1,492	(1,492)
Total operating expenses	54,471	55,353	(882)
Loss from operations	(40,237)	(35,501)	(4,736)
Other income (expense):
Interest income	233	409	(176)
Interest expense	(1,435)	—	(1,435)
Other income	844	—	844
Total other income (expense), net	(358)	409	(767)
Net loss	$(40,595)	$(35,092)	$(5,503)

Revenue

Total revenue was $14.2 million and $19.9 million for the six months ended June 30, 2020 and 2019, respectively. The revenue for the six months ended June 30, 2020 relates primarily to $10.6 million recognized under the License Agreement and $2.0 million recognized under the Research Agreement. The revenue for the six months ended June 30, 2019  principally relates to the recognition of amounts received under the License Agreement.  The decrease is mainly due to the modification to our SER-109 Phase 3 trial in the second quarter of 2019, which was accounted for through a cumulative catch-up adjustment during that quarter.  There was no similar cumulative catch-up during the six months ended June 30, 2020.

Research and Development Expenses

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Microbiome therapeutics platforms	$24,288	$26,823	$(2,535)
SER-109	6,531	4,861	1,670
SER-287	9,239	7,675	1,564
Early stage programs	1,784	1,433	351
Total research and development expenses	$41,842	$40,792	$1,050

Research and development expenses were $41.8 million for the six months ended June 30, 2020, compared to $40.8 million for the six months ended June 30, 2019. The increase of $1.1 million was due primarily to the following:

•

a decrease of $2.5 million in research expenses related to our microbiome therapeutics platform, due primarily to a decrease in facility expenses of $1.4 million and a decrease in employee related costs of $1.1 million;

•

an increase of $1.7 million in expenses related to our SER-109 program due primarily to an increase in employee related costs of $1.0 million, an increase in facility expenses of $0.4 million, and an increase in clinical trial consulting expenses of $0.3 million;

•

an increase of $1.6 million in expenses for our SER-287 program due primarily to an increase in clinical trial consulting expense of $1.6 million and an increase in lab service and maintenance of $1.2 million, and an increase in sequencing expenses of $0.4 million, partially offset by a decrease in contract manufacturing of $1.7 million; and

•	an increase of $0.4 million in expenses for our early stage programs due primarily to clinical trials consulting expense.

General and Administrative Expenses

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Personnel related (including stock-based compensation)	$4,646	$5,382	$(736)
Professional fees	5,322	4,477	845
Facility-related and other	2,661	3,210	(549)
Total general and administrative expenses	$12,629	$13,069	$(440)

General and administrative expenses were $12.6 million for the six months ended June 30, 2020 compared to $13.1 million for the six months ended June 30, 2019. The decrease of $0.4 million was primarily due to the following:

•	a decrease in personnel related costs of $0.7 million primarily related to a decrease in severance expenses incurred;
•	an increase in professional fees of $0.8 million primarily due to a $0.4 million increase in consulting fees and a $0.4 million in accounting related fees; and
•	a decrease in facility-related and other costs of $0.5 million primarily due to a decrease in IT-related expenses.

Restructuring

There were no restructuring charges for the six months ended June 30, 2020.  There were $1.5 million of restructuring charges for the six months ended June 30, 2019 related to the corporate restructuring discussed above.

Other Income (Expense), Net

Other income (expense), net for the six months ended June 30, 2020 and 2019 was $(0.4) million and $0.4 million, respectively. The decrease is primarily due to interest expense of $1.4 million and partially offset by other income of $0.8 million primarily related to our sublease.

Liquidity and Capital Resources

In November 2019, we entered into a sales agreement, the 2019 Sales Agreement, with Cowen to sell shares of our common stock with aggregate gross sales proceeds of up to $25.0 million, from time to time, through an ATM under which Cowen acts as sales agent. On March 18, 2020, in connection with filing an updated Registration Statement on Form S-3 (File No. 333-237033), we entered into a new sales agreement, the 2020 Sales Agreement, with Cowen on substantially the same terms as the 2019 Sales Agreement and terminated the 2019 Sales Agreement. From January 1, 2020 to June 30, 2020, we sold approximately 4.7 million shares of common stock under the 2019 Sales Agreement and the 2020 Sales Agreement, as applicable, at an average price of approximately $4.20 per share, raising aggregate net proceeds of approximately $18.7 million after deducting an aggregate commission of approximately 3%.

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

As of June 30, 2020, we had cash, cash equivalents and investments totaling $63.9 million and an accumulated deficit of $500.2 million.  Based on our current plans and forecasted expenses, we believe that our cash, cash equivalents and investments as of June 30, 2020, and proceeds received under the 2020 Sales Agreement subsequent to June 30, 2020, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of 2021, subject to compliance with the conditions and covenants of our Loan and Security Agreement with Hercules Capital, Inc. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. These factors raise substantial doubt about our ability to continue as a going concern.

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

In April 2020, preclinical research activities contemplated under the original research plan, in connection with the Research Agreement, were curtailed.  We are in discussions regarding the future scope of translational and clinical activities to be performed by us under the research plan. We continue to recognize revenue for our single performance obligation using a cost-to-cost input method.  Revenue recognized for the three months ended June 30, 2020 was less than $0.1 million as we did not incur significant costs under the Research Agreement this quarter.

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

On April 16, 2020, we entered into an amendment to the loan and security agreement with Hercules, permitting us to enter into a promissory note under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Stability Act. On April 17, 2020 we issued a Promissory Note to Bank of America, NA, pursuant to which we received loan proceeds of $2.9 million (the “Loan”), however, based on updated guidance related to this program, we decided to repay the full amount of the Loan, and repaid the Loan on May 4, 2020.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash (used in) operating activities	$(49,817)	$(44,181)
Cash provided by (used in) investing activities	27,088	(647)
Cash provided by financing activities	19,139	61,239
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3,590)	$16,411

Operating Activities

During the six months ended June 30, 2020, operating activities used $49.8 million of cash, primarily due to a net loss of $40.6 million and cash used from changes in our operating assets and liabilities of $17.8 million, partially offset by non-cash charges of $8.6 million.  Net cash used for changes in our operating assets and liabilities during the six months ended June 30, 2020 consisted of an increase in prepaid expenses and other current assets of $1.9 million, an increase in accounts receivable of $1.1 million, a decrease in deferred revenue of $11.8 million, a decrease in operating lease liabilities of $2.2 million and a decrease in accounts payable of $0.7 million. The increase in prepaid expenses is due to timing of payments to vendors. The increase in accounts receivable is due to our reimbursable costs per our agreements. The decrease in deferred revenue was primarily due to the recognition of collaboration revenue. The decrease in accounts payable was due to the timing of payments. The decrease in operating lease liabilities was due to the cash payment of lease obligations.

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

Investing Activities

During the six months ended June 30, 2020, net cash provided by investing activities was $27.1 million, consisting of sales and maturities of investments of $40.3 million, partially offset by purchases of investments of $12.9 million and purchases of property and equipment of $0.3 million.

During the six months ended June 30, 2019, net cash used in investing activities was $0.6 million, consisting of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2020, net cash provided by financing activities was $19.1 million, consisting of $18.7 million from the issuance of common stock under the 2019 and 2020 Sales Agreements, $0.2 million in connection with the issuance of common stock under our ESPP plan and $0.2 million from the issuance of common stock and exercise of stock options.

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

Funding Requirements

Our expenses may increase substantially in connection with our ongoing clinical development activities and our research and development activities. In addition, we expect to continue to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	continue the clinical development of SER-109 in our Phase 3 clinical study for the prevention of recurrent CDI;
•	continue the clinical development of SER-287 in our Phase 2b clinical trial for the treatment of UC;
•	continue the clinical development of SER-301 for the treatment of UC;
•	continue the clinical development of SER-401 in our Phase 1b clinical trial for use with checkpoint inhibitors in patients with metastatic melanoma;
•	conduct research and initiate clinical development of SER-155 for the prevention of mortality due to GvHD in immunocompromised patients, including in patients receiving allo-HSCT;
•	make strategic investments in manufacturing capabilities;
•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;

•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	perform our obligations under our agreements with our collaborators;
•	seek to obtain regulatory approvals for our product candidates; and
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates.

As of June 30, 2020, our cash, cash equivalents and investments consisted of cash and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of June 30, 2020, we had outstanding borrowings under the Term Loan Facility.  We accrue interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 4.40%, and (ii) 9.65%. An immediate 10% change in the Prime Rate would not have a material impact on our debt‑related obligations, financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $70.3 million for the year ended December 31, 2019, and $40.6 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $500.2 million. To date, we have financed our operations through the public offerings of our common stock, private placements of our preferred stock, payments under our collaboration agreements, and loan financing. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We have not completed development of any of our product candidates, which we call Ecobiotic microbiome therapeutic candidates, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future.  We anticipate that our expenses may increase substantially as we:

•	continue the clinical development of SER-109 in our Phase 3 clinical study for the prevention of recurrent CDI;
•	continue the clinical development of SER-287 in our Phase 2b clinical trial for the treatment of UC;
•	continue the clinical development of SER-301 for the treatment of UC;
•	continue the clinical development of SER-401 in our Phase 1b clinical trial for use with checkpoint inhibitors in patients with metastatic melanoma;
•	conduct research and initiate clinical development of SER-155 for the prevention of mortality due to GvHD in immunocompromised patients, including in patients receiving allo-HSCT;
•	make strategic investments in manufacturing capabilities;
•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	perform our obligations under our agreements with our collaborators;
•	seek to obtain regulatory approvals for our product candidates; and
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

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

As discussed in Note 1 to the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report under Accounting Standards Update, or ASU, 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), or, ASC 205-40, we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. Under ASC 205-40, this evaluation initially cannot take into consideration the potential mitigating effects of plans that have not been fully implemented as of the date the financial statements are issued. Since we currently anticipate that our existing financial resources and proceeds received under the 2020 Sales Agreement subsequent to June 30, 2020, will enable us to meet forecasted operating plans into the second quarter of 2021, we have determined that our cash runway along with our accumulated deficit, history of losses, and future expected losses meet the ASC 205-40 standard for raising substantial doubt about our ability to continue as a going concern. We may not be successful in our mitigation efforts, which primarily consist of raising additional capital through some combination of equity or debt financings, and/or potential new collaborations and reducing cash expenditures. Our plans concerning these matters are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report on Form 10-Q. Lack of necessary funds may require us, among other things, to delay, scale back, or eliminate some or all of our planned clinical trials. Our future is dependent on our ability to execute our plans successfully or otherwise address these matters. If we fail to do so for any reason, we would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the U.S. Bankruptcy Code.

We will need additional funding in order to complete development of our product candidates and commercialize our products, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Our expenses may increase in connection with our ongoing activities, particularly as we continue the clinical development of SER-109, continue the clinical development of SER-287, including conducting the Phase 2b clinical study, including conducting the Phase 3 clinical study, continue clinical studies of SER-301 and SER-401, and continue to research, develop and initiate clinical trials of SER-155 and our other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We expect that our cash, cash equivalents and investments as of June 30, 2020 will be sufficient to fund our operating expenses, debt service obligations and capital expenditure requirements into the second quarter of 2021, subject to compliance with the conditions and covenants of our Loan and Security Agreement with Hercules Capital, Inc. This estimate excludes net cash flows from future business development activities. In addition, the specifics of existing and future clinical trial activities could impact capital requirements and cash projections. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

We are using our microbiome therapeutics platform to develop Ecobiotic microbiome therapeutic candidates. We are at an early stage of development and our platform has not yet, and may never, lead to approvable or marketable drugs. We are developing additional product candidates that we intend to be used to prevent infection and treat diseases where the microbiome is implicated.  We may have problems applying our technologies to these areas, and our product candidates may not be effective in preventing infection and disease. Our product candidates may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.

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

All of our product candidates are based on microbiome therapeutics, a therapeutic approach that is designed to prevent infection and treat disease by restoring the function of a dysbiotic microbiome. We have not, nor to our knowledge has any other company, received regulatory approval for, or manufactured on a commercial scale, a therapeutic based on this approach. We cannot be certain that our approach will lead to the development of approvable or marketable products or that we will be able to manufacture at commercial scale, if approved. In addition, our Ecobiotic microbiome therapeutic candidates may have different effectiveness rates in various indications and in different geographical areas. Finally, the FDA or other regulatory agencies may lack experience in evaluating the safety and efficacy of products based on microbiome therapeutics, which could result in a longer than expected regulatory review process, increase our expected development costs and delay or prevent commercialization of our product candidates.

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

Our inability to enroll a sufficient number of patients for our clinical trials or a delayed rate of enrollment would result in significant delays and could require us to abandon one or more clinical trials altogether.  We have completed enrollment of the SER-109 Phase 3 study for patients with recurrent CDI despite the widespread use of unapproved FMT to treat CDI. As interference from this uncontrolled procedure has impacted the enrollment rate of our placebo-controlled clinical trial, we modified the study design with the goal of expediting clinical results. On March 30, 2020, we announced that, as a result of the COVID-19 pandemic, further enrollment of ECOSPOR III would be halted. Enrollment delays in our clinical trials result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. See “—Risks Related to Our Operations—The COVID-19 pandemic caused by the novel strain of coronavirus has adversely impacted and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition.”

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, risky and may take many years. The scope and amount of clinical data required to obtain marketing approvals can vary substantially from jurisdiction to jurisdiction, and it may be difficult to predict whether a particular regulatory body will require additional or different studies than those conducted by a sponsor, especially for novel product candidates such as our Ecobiotic microbiome therapeutic candidates. The FDA or foreign regulatory authorities may delay, limit, or deny approval to market our product candidates for many reasons, including: our inability to demonstrate that the clinical benefits of our product candidates outweigh any safety or other perceived risks; the regulatory authority’s disagreement with the interpretation of data from nonclinical or clinical studies; the regulatory agency’s requirement that we conduct additional preclinical studies and clinical trials; changes in marketing approval policies during the development period; changes in or the enactment of additional statutes or regulations, or changes in regulatory review process for each submitted product application; or the regulatory authority’s failure to approve the manufacturing processes or third-party manufacturers with which we contract. There may also be interruptions or delays in the operations of the FDA or other foreign regulatory authorities due to the COVID-19 pandemic, which may impact approval timelines.  Regulatory authorities have substantial discretion in the approval process and may refuse to accept a marketing application if deficient. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. Of the large number of drugs in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized.

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

The development of therapeutic products targeting the underlying biology of the human microbiome is an emerging field, and it is possible that the FDA and other regulatory authorities could issue regulations or new policies in the future that could adversely affect our Ecobiotic microbiome therapeutic candidates.

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

Separately, in response to the global pandemic of COVID-19, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Our patent portfolio currently includes 21 active patent application families (which includes an option to license certain IP from MD Anderson and exclusive licenses to certain IP from Memorial Sloan Kettering Cancer Center). Of these, 15 applications have been nationalized and 1 is pending at the provisional stage. While we have obtained 13 issued U.S. patents to date, we cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents or our current patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, we are pursuing claims to therapeutic, binary compositions of certain bacterial populations. Any claims that may issue may provide coverage for such binary compositions and/or their use. However, such claims would not prevent a third party from commercializing alternative compositions that do not include both of the bacterial populations claimed in pending applications, potential applications or patents that have or may issue. There can be no assurance that any such alternative composition will not be equally effective. Further, given that our SER-109 product candidate is a complex composition with some variation from lot-to-lot and that, likewise, third-party compositions may have similar complexity and variability, it is possible that a patent claim may provide coverage for some but not all lots of a product candidate or third-party product. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.

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

We may be subject to third-party preissuance submissions of prior art to the United States Patent and Trademark Office, or USPTO, or in a foreign jurisdiction in which our applications are filed, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. For example, on April 25, 2017, we filed a notice of opposition in the European Patent Office challenging the validity of a patent issued to The University of Tokyo. See “—Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.”  The oral proceedings were held at the European Patent Office on February 18, 2019 and the Opposition Division required The University of Tokyo to narrow the scope of the claims of the patent.  The University of Tokyo has appealed certain aspects of the Opposition Division’s decision, as have we and other opponents. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize our product candidates. The issuance, scope, validity, enforceability and commercial value of our patents are subject to a level of uncertainty.

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

In December 2019, a novel strain of coronavirus causing the COVID-19 disease was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices, restricted on-site staff to only those required on-site to execute their job responsibilities and limited the number of staff in any given research and development laboratory. On March 30, 2020, we announced that, as a result of the COVID-19 pandemic, further enrollment of ECOSPOR III would be halted. Additionally, SER-287 development activity was impacted by the COVID-19 pandemic and by multiple clinical sites halting non-essential procedures, including endoscopies. In recent weeks, the Company has observed an increase in ECO-RESET clinical site activity, the availability of endoscopies, and in the volume of clinical study subject screening, however the situation remains uncertain.  We are continuing to monitor the impact of the COVID-19 pandemic on our operations and ongoing clinical development activity, including on the SER-401 Phase 1b study in metastatic melanoma. Mitigation activities to minimize COVID-19-related operation disruptions are ongoing, however, given the severity and evolving nature of the situation, the timing of the SER-401 Phase 1b clinical readout is uncertain. As a result of the COVID-19 outbreak, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

On February 7, 2019, following a strategic business review, we announced our new strategy to focus our resources on advancing our highest-priority, clinical-stage microbiome therapeutic candidates. As a result, we are concentrating on obtaining results from the SER-109 Phase 3 study for recurrent CDI, completing the SER-287 Phase 2b study in mild-to-moderate UC patients, the SER-301 Phase 1b study and advancing the SER-401 Phase 1b study, in collaboration with PICI and MD Anderson, to evaluate augmenting checkpoint inhibitor response in patients with metastatic melanoma. The success of this strategic shift will depend on our ability to successfully advance our therapeutic candidates, complete our ongoing studies, retain senior management or other highly qualified personnel, prioritize competing projects and efforts and obtain sufficient resources, including additional capital. Accordingly, there are no assurances our change in strategic focus will be successful, which may have an adverse effect on our results of operations and financial condition.

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

We currently have limited international operations, but our business strategy incorporates potentially expanding internationally if any of our product candidates receive regulatory approval. We currently conduct clinical studies in Canada, Australia and New Zealand. We may conduct clinical studies in other countries as well. We currently plan to rely on collaborators, including NHS, to commercialize certain approved products outside of North America. Doing business internationally involves a number of risks, including but not limited to:

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15

3.2	Amended and Restated Bylaws	8-K	001-37465	3.2	7/1/15

10.1#	Employment Agreement, dated June 8, 2020, by and between the Registrant and Teresa L. Young					*

10.2	First Amendment to Loan and Security Agreement by and between the Registrant and Hercules Capital, Inc., dated April 16, 2020					*

10.3#	Letter Amendment to Employment Agreement, dated April 8, 2020, by and between the Registrant and John Aunins	10-Q	001-37465	10.1	5/7/20

10.4#	Employment Agreement, dated April 2, 2020, by and between the Registrant and Lisa von Moltke, M.D.	10-Q	001-37465	10.2	5/7/20

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Principal Financial and Accounting Officer					**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERES THERAPEUTICS, INC.

Date: July 28, 2020	By:	/s/ Marcus Chapman
Marcus Chapman
Senior Vice President, Finance (Principal Financial and Accounting Officer)