Form 10-Q
period 2020-09-30
Seres Therapeutics, Inc.
filed 2020-11-09
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 3, 2020, the registrant had 91,248,238 shares of common stock, $0.001 par value per share, outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$207,326	$65,126
Short term investments	90,588	29,690
Prepaid expenses and other current assets	6,703	3,588
Accounts receivable	3,393	1,785
Total current assets	308,010	100,189
Property and equipment, net	14,729	19,495
Operating lease assets	9,664	11,356
Restricted investments	1,400	1,400
Long term investments	22,398	—
Total assets	$356,201	$132,440
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6,201	$4,859
Accrued expenses and other current liabilities	11,318	10,884
Operating lease liabilities	4,950	4,456
Deferred revenue - related party	16,517	20,960
Deferred revenue	6,784	4,834
Total current liabilities	45,770	45,993
Note payable, net of discount	24,977	24,648
Operating lease liabilities, net of current portion	11,894	15,676
Deferred revenue, net of current portion - related party	82,826	89,111
Deferred revenue, net of current portion	1,695	4,834
Other long-term liabilities	987	502
Total liabilities	168,149	180,764
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2020 and December 31, 2019; no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2020 and December 31, 2019; 91,214,536 and 70,143,252 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	91	70
Additional paid-in capital	718,483	411,255
Accumulated other comprehensive income	2	—
Accumulated deficit	(530,524)	(459,649)
Total stockholders’ equity (deficit)	188,052	(48,324)
Total liabilities and stockholders’ equity (deficit)	$356,201	$132,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Collaboration revenue - related party	$80	$4,840	$10,728	$21,909
Grant revenue	1,337	85	2,907	791
Collaboration revenue	—	2,106	2,016	4,183
Total revenue	1,417	7,031	15,651	26,883
Operating expenses:
Research and development expenses	23,861	18,317	65,703	59,109
General and administrative expenses	7,551	5,897	20,180	18,966
Restructuring expenses	—	—	—	1,492
Total operating expenses	31,412	24,214	85,883	79,567
Loss from operations	(29,995)	(17,183)	(70,232)	(52,684)
Other (expense) income:
Interest income	100	335	333	744
Interest expense	(730)	—	(2,165)	—
Other income	345	439	1,189	439
Total other (expense) income, net	(285)	774	(643)	1,183
Net loss	$(30,280)	$(16,409)	$(70,875)	$(51,501)
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(0.23)	$(0.93)	$(0.99)
Weighted average common shares outstanding, basic and diluted	83,531,617	69,944,068	75,914,361	52,143,492
Net loss	(30,280)	(16,409)	(70,875)	(51,501)
Other comprehensive loss:
Unrealized gain on investments, net of tax of $0	1	7	2	7
Total other comprehensive gain	1	7	2	7
Comprehensive loss	$(30,279)	$(16,402)	$(70,873)	$(51,494)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands, except share data)

	Common Stock		Additional		Accumulated Other	Total Stockholders’
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Equity (Deficit)
Balance at December 31, 2018	40,936,735	$41	$341,284	$(389,370)	$—	$(48,045)
Issuance of common stock upon exercise of stock options	38,125	—	120	—	—	120
Issuance of common stock upon vesting of RSUs, net of tax withholdings	73,500	—	153	—	—	153
Issuance of common stock under ESPP plan	46,472	—	207	—	—	207
Stock-based compensation expense	—	—	2,065	—	—	2,065
Net loss	—	—	—	(24,333)	—	(24,333)
Balance at March 31, 2019	41,094,832	41	343,829	(413,703)	—	(69,833)
Issuance of common stock from public offering, net of commissions, underwriting discounts and offering costs	28,818,578	29	60,498	—	—	60,527
Stock-based compensation expense	—	—	2,097	—	—	2,097
Net loss	—	—	—	(10,759)	—	(10,759)
Balance at June 30, 2019	69,913,410	70	406,424	(424,462)	—	(17,968)
Issuance of common stock upon exercise of stock options	52,000	—	25	—	—	25
Issuance of common stock under ESPP plan	28,542	—	89	—	—	89
Stock-based compensation expense	—	—	2,037	—	—	2,037
Unrealized gain on investments	—	—	—	—	7	7
Net loss	—	—	—	(16,409)	—	(16,409)
Balance at September 30, 2019	69,993,952	$70	$408,575	$(440,871)	$7	$(32,219)

	Common Stock		Additional		Accumulated Other	Total Stockholders’
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Equity (Deficit)
Balance at December 31, 2019	70,143,252	$70	$411,255	$(459,649)	$—	$(48,324)
Issuance of common stock from at the market equity offering	1,230,531	1	4,177	—	—	4,178
Issuance of common stock upon exercise of stock options	110,967	1	59	—	—	60
Issuance of common stock upon vesting of RSUs, net of tax withholdings	110,000	—	120	—	—	120
Issuance of common stock under ESPP plan	76,317	—	249	—	—	249
Stock-based compensation expense	—	—	1,959	—	—	1,959
Unrealized loss on investments	—	—	—	—	(10)	(10)
Net loss	—	—	—	(19,881)	—	(19,881)
Balance at March 31, 2020	71,671,067	72	417,819	(479,530)	(10)	(61,649)
Issuance of common stock from at the market equity offering	3,430,453	3	14,845	—	—	14,848
Issuance of common stock upon exercise of stock options	30,314	—	15	—	—	15
Stock-based compensation expense	—	—	1,914	—	—	1,914
Unrealized gain on investments	—	—	—	—	11	11
Net loss	—	—	—	(20,714)	—	(20,714)
Balance at June 30, 2020	75,131,834	75	434,593	(500,244)	1	(65,575)
Issuance of common stock from public offering, net of commissions, underwriting discounts and offering costs	12,075,000	12	243,736	—	—	243,748
Issuance of common stock from Securities Purchase Agreement, net of offering costs - related party	959,002	1	19,899			19,900
Issuance of common stock from at the market equity offering	1,126,697	1	5,745	—	—	5,746
Issuance of common stock upon exercise of stock options	1,828,027	2	12,048	—	—	12,050
Issuance of common stock upon vesting of RSUs, net of tax withholdings	15,000	—	—	—	—	—
Issuance of common stock under ESPP plan	78,976	—	213	—	—	213
Stock-based compensation expense	—	—	2,249	—	—	2,249
Unrealized gain on investments	—	—	—	—	1	1
Net loss	—	—	—	(30,280)	—	(30,280)
Balance at September 30, 2020	91,214,536	$91	$718,483	$(530,524)	$2	$188,052

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(70,875)	$(51,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,122	6,199
Depreciation and amortization expense	5,069	5,803
Non-cash operating lease cost	1,693	1,683
Accretion of discount on investments	(105)	(87)
Amortization of debt issuance costs	329	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,054)	2,772
Accounts receivable	(1,608)	(1,717)
Deferred revenue	(11,917)	(17,709)
Accounts payable	1,032	(1,857)
Operating lease liabilities	(3,288)	(3,164)
Accrued expenses and other current and long-term liabilities	919	(2,895)
Net cash used in operating activities	(75,683)	(62,473)
Cash flows from investing activities:
Purchases of property and equipment	(365)	(772)
Purchases of investments	(125,995)	(34,407)
Sales and maturities of investments	42,804	8
Net cash used in investing activities	(83,556)	(35,171)
Cash flows from financing activities:
Proceeds from public offering of common stock, net of commissions, underwriting discounts and offering costs	244,020	60,527
Proceeds from Securities Purchase Agreement, net of issuance costs - related party	20,000	—
Proceeds from exercise of stock options	12,065	145
Proceeds from issuance of common stock and restricted common stock	120	153
Proceeds from at the market equity offering, net of commissions	24,772	—
Issuance of common stock under ESPP plan	462	296
Net cash provided by financing activities	301,439	61,121
Net increase (decrease) in cash and cash equivalents	142,200	(36,523)
Cash, cash equivalents and restricted cash at beginning of period	65,126	85,933
Cash, cash equivalents and restricted cash at end of period	$207,326	$49,410
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,843	$—
Supplemental disclosure of non-cash investing and financing activities:
Issuance costs from public offering included in accounts payable and accrued expenses	$272	$—
Securities Purchase Agreement issuance costs included in accounts payable and accrued expenses - related party	$100	$—
Proceeds from exercise of stock options in prepaid expenses and other current assets	$61	$—
Reduction of right-of-use assets and lease liability from operating lease modifications or reassessments	$—	$154
Property and equipment purchases included in accounts payable and accrued expenses	$—	$54

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(Unaudited)

1.	Nature of the Business and Basis of Presentation

Seres Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in October 2010 under the name Newco LS21, Inc. In October 2011, the Company changed its name to Seres Health, Inc., and in May 2015, the Company changed its name to Seres Therapeutics, Inc.  The Company is a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to treat disease by modulating the microbiome to restore heath by repairing the function of a dysbiotic microbiome to a non-disease state.  The Company’s lead product candidate, SER-109, is designed to prevent further recurrences of Clostridioides difficile infection (formerly Clostridium difficile infection) (“CDI”), a debilitating infection of the colon, in patients who have received antibiotic therapy for recurrent CDI by treating the dysbiosis of the colonic microbiome. If approved by the U.S. Food and Drug Administration (“FDA”), we believe SER-109 will be a first-in-field oral microbiome drug. SER-287 and SER-301 are being developed by the Company to treat ulcerative colitis (“UC”). In addition, using its microbiome therapeutics platform, the Company is also developing product candidates to treat diseases where the microbiome is implicated, including SER-401, a microbiome therapeutic candidate for use with checkpoint inhibitors (“CPI’s”) in patients with metastatic melanoma and SER-155, a rationally designed, fermented therapeutics candidate to prevent mortality due to gastrointestinal infections, bacteremia and graft versus host disease (“GvHD”) in immunocompromised patients, including in patients receiving allogeneic hematopoietic stem cell transplantation (“allo-HSCT”) and solid organ transplants. The Company continues to evaluate microbiome pharmacokinetic and pharmacodynamic data from its SER-262 Phase 1b study and other completed clinical trials to inform the design of drug candidates in the pipeline, inform clinical trial design, and to determine next steps in the development of SER-262 to treat an initial recurrence of CDI. The Company is also using its reverse translation microbiome therapeutics platforms to conduct research on various indications, including pathogen infection and antibiotic resistant bacteria, inflammatory and immune diseases, cancer, and metabolic diseases.

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

On August 10, 2020, the Company reported positive topline results from its pivotal Phase 3 ECOSPOR III study evaluating SER-109 for recurrent CDI.  The Company is actively enrolling patients in its SER-109 open-label study, which also admits patients with a single recurrence of CDI, to expand the safety database to meet the FDA guidance of at least 300 patients.

On August 12, 2020, the Company completed an underwritten public offering in which it sold 10,500,000 shares of its common stock at a public offering price of $21.50 per share. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 1,575,000 shares of its common stock at the public offering price, less underwriting discounts and commissions, which the underwriters exercised in full. The Company received aggregate net proceeds from the offering of approximately $243,748 after deducting underwriting discounts and commissions and offering expenses payable by the Company.

On August 12, 2020, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Société des Produits Nestlé S.A. (“Nestlé”) for the sale of 959,002 shares of its common stock at a purchase price of $20.855 per share (the “concurrent placement”). The Company received aggregate net proceeds from the concurrent placement of approximately $19,900 after deducting offering expenses payable by the Company.

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

As of September 30, 2020, the Company had an accumulated deficit of $530,524 and cash, cash equivalents and investments of $320,312. For the nine months ended September 30, 2020, the Company incurred a loss of $70,875 and used $75,683 of cash in operations.  The Company expects that its operating losses and negative cash flows will continue for the foreseeable future.  The Company expects that its cash, cash equivalents and short and long-term investments at September 30, 2020 of $320,312 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12-months from issuance of the financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

The Company is eligible to receive contingent milestone payments under its license and collaboration agreement with Nestec Ltd. (“NHS”), an affiliate of Nestlé Health Science US Holdings, Inc. (“Nestlé Health Science”) and Nestlé, both significant stockholders of the Company, if certain development milestones are achieved. However, these milestones are uncertain and there is no assurance that the Company will receive any of them.  Until such time, if ever, as the Company can generate substantial product revenue, the Company will finance its cash needs through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships, or marketing, distribution or licensing arrangements with third parties. The Company may not be able to obtain funding on acceptable terms, or at all. If the Company is unable to raise additional funds as and when needed, it would have a negative impact on the Company’s financial condition, which may require the Company to delay, reduce or eliminate certain research and development activities and reduce or eliminate discretionary operating expenses, which could constrain the Company’s ability to pursue its business strategies.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2019 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on March 2, 2020 (the “Annual Report”).

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The condensed consolidated balance sheet at December 31, 2019 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

2.	Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2020.

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

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2020	2019
Stock options to purchase common stock	9,802,633	8,258,031
Unvested restricted stock units	—	145,900
Shares issuable under ESPP	3,748	13,171
Total common stock equivalents	9,806,381	8,417,102

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This standard modifies certain disclosure requirements on fair value measurements. This standard became effective for the Company on January 1, 2020 and did not have a material impact on the Company’s disclosures.

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

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$18,846	$—	$—	$18,846
Commercial paper	—	4,998	—	4,998
Government securities	—	10,000	—	10,000
Investments:
Commercial paper	—	6,245	—	6,245
Corporate bonds	—	2,021	—	2,021
Government securities	—	104,720		104,720
	$18,846	$127,984	$—	$146,830

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$25,510	$—	$—	$25,510
Commercial paper	—	4,243	—	4,243
Corporate bonds	—	4,900	—	4,900
Investments:
Commercial paper	$—	$11,957	$—	$11,957
Corporate bonds	—	17,733	—	17,733
	$25,510	$38,833	$—	$64,343

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Commercial paper, corporate bonds and government securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. There were no transfers between Level 1 or Level 2 during the three and nine months ended September 30, 2020 and 2019.

As of September 30, 2020 and December 31, 2019 the Company held a restricted investment of $1,400, which represent a certificate of deposit that is classified as Level 2 in the fair value hierarchy.

4.	Investments

Investments by security type consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$6,245	$—	$—	$6,245
Corporate bonds	2,021	—	—	2,021
Government securities	104,718	4	(2)	104,720
	$112,984	$4	$(2)	$112,986

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial Paper	$11,957	$—	$—	$11,957
Corporate Bonds	17,732	3	(2)	17,733
	$29,689	$3	$(2)	$29,690

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

The amortized cost and fair value of investments in commercial paper, corporate bonds and government securities by contractual maturity, as of September 30, 2020 were as follows (in thousands):

	Available-for-Sale
	Cost	Fair Value
Due in 1-year or less	$90,586	$90,588
Due after 1-year through 5-years	22,398	22,398
	$112,984	$112,986

5.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Laboratory equipment	$15,656	$15,140
Computer equipment	2,874	2,874
Furniture and office equipment	1,033	1,033
Leasehold improvements	27,977	27,977
Construction in progress	—	213
	47,540	47,237
Less: Accumulated depreciation and amortization	(32,811)	(27,742)
	$14,729	$19,495

Depreciation and amortization expense was $1,576, $5,069, $1,876 and $5,803 for the three and nine months ended September 30, 2020 and 2019, respectively.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Development and clinical manufacturing costs	$6,443	$5,605
Payroll and payroll-related costs	3,921	4,609
Facility and other	954	670
	$11,318	$10,884

7.	Restructuring

In February 2019, the Company implemented corporate changes to focus its resources on advancing its clinical-stage therapeutic candidates. As a result, the Company concentrated on obtaining results from the SER-109 Phase 3 study for recurrent CDI, completing the SER-287 Phase 2b study in mild-to-moderate UC, advancing the SER-401 Phase 1b study, in collaboration with the Parker Institute for Cancer Immunotherapy and MD Anderson Cancer Center, to evaluate augmenting CPI response in patients with metastatic melanoma, advancing clinical activities for a SER-301 Phase 1b study, and advancing SER-155 into clinical development. In connection with the prioritization of these therapeutic candidates, the Company made changes to its management team and reduced headcount by approximately 30 percent.

No restructuring charges were recorded during the three and nine months ended September 30, 2020.   During the nine months ended September 30, 2019, the Company recorded charges of $1,492, related to severance and other termination benefits.  Of that amount, the Company paid $206 during the three months ended September 30, 2019 and $1,101 during the nine months ended September 30, 2019.  There are no remaining unpaid liabilities related to restructuring charges as of September 30, 2020.

8.	Note Payable

On October 29, 2019 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) pursuant to which a term loan in an aggregate principal amount of up to $50,000 (the “Term Loan Facility”) is available to the Company in three tranches, subject to certain terms and conditions. The first tranche of $25,000 was advanced to the Company on the Closing Date. The Company did not meet the milestone requirements for the second tranche under the Term Loan Facility, and as such, the additional amount up to $12,500 is not available for the Company to borrow. The third tranche, which allows the Company to borrow an additional $12,500, will be available upon Hercules’ approval on or prior to June 30, 2021.

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

Upon issuance, the first tranche was recorded as a liability with an initial carrying value of $24,575, net of debt issuance costs. The initial carrying value will be accreted to the repayment amount, which includes the outstanding principal plus the end of term charge, through interest expense using the effective interest rate method over the term of the debt.  The effective interest rate is 11.47%. The carrying value of the debt, which is classified as a non-current liability on the Company’s consolidated balance sheet, is $24,977 and $24,648 as of September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020 the future principal payments due under the arrangement, excluding interest and the end of term charge, are as follows (in thousands):

Year Ending December 31,	Principal
2020 (remaining 6 months)	$—
2021	949
2022	11,970
2023	12,081
Total	$25,000

During the three and nine months ended September 30, 2020, the Company recognized $730 and $2,165 of interest expense related to the Loan Agreement, which is reflected in interest expense on the condensed consolidated statement of operations and comprehensive loss.

9.	Common Stock and Stock-Based Awards

Common Stock

In August 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cowen and Company, LLC and Piper Sandler & Co., as representatives of the several underwriters named therein (collectively, the “Underwriters”), in connection with the issuance and sale by the Company in a public offering of 10,500,000 shares of the Company’s common stock at a public offering price of $21.50 per share, less underwriting discounts and commissions, pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-244401) and a related prospectus supplement filed with the Securities and Exchange Commission (the “SEC” and such public offering, the “offering”). Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option exercisable for 30 days to purchase up to an additional 1,575,000 shares of its common stock at the public offering price, less underwriting discounts and commissions, which the underwriters exercised in full.

In August 2020, the Company entered into the Securities Purchase Agreement with Nestlé for the sale by the Company of 959,002 shares of the Company’s common stock at a purchase price of $20.855 per share (the “concurrent placement”). The Company received aggregate net proceeds from the concurrent placement of approximately $19,900 after deducting offering expenses payable by the Company.  The consummation of the concurrent placement was contingent upon the closing of the offering and the satisfaction of certain other customary conditions. The shares were offered and sold to Nestlé pursuant to an effective registration statement on Form S-3 (File No. 333-237033) and a related prospectus supplement filed with the SEC.

In November 2019, the Company entered into a sales agreement (the, “2019 Sales Agreement”), with Cowen to sell shares of its common stock with aggregate gross sales proceeds of up to $25,000, from time to time, through an ATM under which Cowen acts as sales agent. On March 18, 2020, in connection with filing an updated registration statement on Form S-3 (File No. 333-237033), the Company entered into a Sales Agreement (the “2020 Sales Agreement”), with Cowen on substantially the same terms as the 2019 Sales Agreement and terminated the 2019 Sales Agreement. From January 1, 2020 to September 30, 2020 the Company sold 5,787,681 shares of common stock under the 2019 Sales Agreement and the 2020 Sales Agreement, as applicable, at an average price of approximately $4.40 per share, raising aggregate net proceeds of approximately $24,772 after deducting an aggregate commission of approximately 3%.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2019	8,310,683	$10.36	7.01	$3,427
Granted	4,574,365	4.59
Exercised	(1,969,308)	6.15
Forfeited	(1,113,107)	10.66
Outstanding as of September 30, 2020	9,802,633	$8.47	7.93	$196,033
Options exercisable as of September 30, 2020	3,264,289	$14.60	5.91	$46,335

The weighted average grant-date fair value of stock options granted during the three and nine months ended September 30, 2020 and 2019 was $18.12, $3.03, $2.12 and $5.67 per share, respectively.

During the three months ended March 31, 2019, the Company granted performance-based stock options to employees for the purchase of an aggregate of 1.1 million shares of common stock with a grant date fair value of $4.58 per share. These stock options are exercisable only upon achievement of specified performance targets. As of September 30, 2020, none of these options were exercisable because none of the specified performance targets had been achieved. Because achievement of the specified performance targets was not deemed probable as of September 30, 2020, the Company did not record any expense for these stock options from the dates of issuance through September 30, 2020.

Restricted Stock Units

The Company has granted restricted stock units with time-based vesting conditions.  The table below summarizes the Company’s restricted stock unit activity since December 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2019	130,000	$8.86
Granted	—	—
Forfeited	(5,000)	$2.29
Vested	(125,000)	$9.12
Unvested restricted stock units as of September 30, 2020	—	$—

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expenses	$1,368	$1,033	$3,358	$3,574
General and administrative expenses	881	1,004	2,764	2,625
	$2,249	$2,037	$6,122	$6,199

10.	Collaboration Revenue

NHS Collaboration Agreement

Summary of Agreement

In January 2016, the Company entered into a collaboration and license agreement with NHS (“License Agreement”) for the development and commercialization of certain product candidates for the treatment and management of CDI and inflammatory bowel disease, or IBD, including UC and Crohn’s disease. The License Agreement supports the development of the Company’s portfolio of products for CDI and IBD in markets outside of the United States and Canada (the “Licensed Territory”). The Company has retained full commercial rights to its entire portfolio of product candidates with respect to the United States and Canada.

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

At contract inception, the Company determined that the $120,000 non-refundable upfront amount constituted the entirety of the consideration to be included in the transaction price as the development, regulatory, and commercial milestones were fully constrained. During the year ended December 31, 2016, the Company received $10,000 from NHS in connection with the initiation of the Phase 1b study for SER-262 in CDI. During the year ended December 31, 2017, the Company received $20,000 from NHS in connection with the initiation of the Phase 3 study for SER-109. During the year ended December 31, 2018, the Company received $40,000 from NHS in connection with the initiation of the Phase 2b study for SER-287.   In the third quarter of 2020, the Company increased the transaction price by $10,000 which represents the milestone payment the Company is entitled to receive from NHS for initiating the SER-301 Phase 1b study. The Company estimated the $10,000 of variable consideration by using the most likely amount method which best predicts the amount of consideration to which the Company will be entitled. The Company included the $10,000 of variable consideration in the transaction price because it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. This resulted in $4,565 of cumulative catch-up revenue in the three and nine months ended September 30, 2020, which was primarily offset by the Company’s updated estimate of the future costs that would be incurred from on-going research and development services to complete its performance obligation under the License Agreement that is recognized over time using an input method.  The transaction price as of September 30, 2020 was approximately $200,000.

During the three and nine months ended September 30, 2020 and 2019, using the cost-to-cost method, which best depicts the transfer of control to the customer, the Company recognized $80, $10,728, $4,840 and $21,909 of Collaboration revenue – related party, respectively.

As of September 30, 2020 and December 31, 2019, there was $99,343 and $110,071, respectively, of deferred revenue related to the unsatisfied portion of the performance obligation under the License Agreement. As of September 30, 2020, the deferred revenue is classified as current or non-current in the condensed consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next 12 months, which is determined by the cost-to-cost method which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation.  All costs associated with the License Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

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

In April 2020, preclinical research activities contemplated under the original research plan, in connection with the Research Agreement, were curtailed. The Company and AstraZeneca are in discussions regarding the future scope of translational and clinical activities to be performed by the Company under the research plan. The Company did not perform, or incur costs, under its single performance obligation this quarter.  Therefore, no revenue was recognized under the Research Agreement for the three months ended September 30, 2020.

For the three and nine months ended September 30, 2020 and 2019 the Company recognized collaboration revenue of $0, $2,016, $2,106 and $4,183, respectively, based on the measured progress under the Research Agreement. The transaction price as of September 30, 2020 was approximately $33,900.

As of September 30, 2020, there was $8,479 of deferred revenue associated with the Research Agreement, with $6,784 presented as current and $1,695 as non-current in the condensed consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next 12 months. All costs associated with the Research Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

Contract Balances from Contracts with Customers

The following table presents changes in the Company’s contract liabilities during the nine months ended September 30, 2020 and 2019 (in thousands):

	Balance as of December 31, 2019	Additions	Deductions	Balance as of September 30, 2020
Nine months ended September 30, 2020
Contract liabilities:
Deferred revenue - related party	$110,071	—	(10,728)	$99,343
Deferred revenue	$9,668	827	(2,016)	$8,479

	Balance as of December 31, 2018	Additions	Deductions	Balance as of September 30, 2019
Nine months ended September 30, 2019
Contract liabilities:
Deferred revenue - related party	$137,259	—	(21,909)	$115,350
Deferred revenue	$—	8,383	(4,183)	$4,200

During the three and nine months ended September 30, 2020 and 2019 the Company recognized the following revenues as a result of changes in the contract liabilities balances in the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$—	$6,081	$11,837	$21,909

When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Revenue is recognized from the contract liability over time using the cost-to-cost method.

11.	Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2020 or December 31, 2019.

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

The Company did not accrue any liabilities related to legal contingencies in its condensed consolidated financial statements as of September 30, 2020 or December 31, 2019.

12.	Income Taxes

The Company did not provide for any income taxes for the three and nine months ended September 30, 2020 and 2019.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of September 30, 2020  and December 31, 2019. Management reevaluates the positive and negative evidence at each reporting period.

As of September 30, 2020 and December 31, 2019, the Company had no accrued interest or tax penalties recorded. The Company files income tax returns in the United States and various state jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2012. However, to the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent it is utilized in a future period. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company is currently under examination by the Internal Revenue Service ("IRS") for the period ended December 31, 2018.

13.	Related Party Transactions

As described in Note 10, in January 2016 the Company entered into the License Agreement with NHS for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. NHS is a related party since NHS is an affiliate of Nestlé Health Science, one of the Company’s significant stockholders. During the three and nine months ended September 30, 2020 and 2019, the Company recognized $80, $10,728, $4,840 and $21,909 of related party revenue associated with the License Agreement, respectively. As of September 30, 2020 and December 31, 2019 there was $99,343 and $110,071 of deferred revenue related to the License Agreement, which is classified as current or non-current in the condensed consolidated balance sheets. The Company has made no payments to NHS during the three and nine months ended September 30, 2020 and 2019. There is no amount due from NHS as of September 30, 2020.

Additionally, on August 12, 2020, the Company entered into the Securities Purchase Agreement with Nestlé for the sale of 959,002 shares of its common stock at a purchase price of $20.855 per share (the “concurrent placement”). The Company received aggregate net proceeds from the concurrent placement of approximately $19,900 after deducting offering expenses payable by the Company.

In July 2019, the Company entered into a sublease agreement with Flagship Pioneering, one of the Company’s significant stockholders, to sublease a portion of its office and laboratory space in Cambridge, Massachusetts. The term of the sublease agreement commenced in July 2019 and ends on the last day of the 24th calendar month following commencement, with no option to extend. Under this agreement, the Company recorded other income of $458 and $1,357 during the three and nine months ended September 30, 2020, respectively. The Company received cash payments of $458 and $1,357 during the three and nine months ended September 30, 2020, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020, or the Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, such as statements regarding our plans, objectives, expectations, intentions and projections, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Overview

We are a microbiome therapeutics company developing a novel class of live biotherapeutic drugs, which are consortia of microbes designed to treat disease by modulating the microbiome to repair the function of a disease susceptible microbiome to a non-disease state. We have an advanced drug candidate pipeline with late-stage clinical assets and a differentiate microbiome therapeutics drug discovery and development platform including good manufacturing processes, or GMP, capabilities for this novel drug modality.  SER-109 is designed to reduce recurrences of Clostridioides difficile infection (formerly Clostridium difficile infection), or CDI, a debilitating infection of the colon, in patients who have received antibiotic therapy for recurrent CDI by treating the dysbiosis of the colonic microbiome.  As described in further detail below, in August 2020, we reported positive topline results from the pivotal Phase 3 ECOSPOR III study evaluating SER-109 for recurrent CDI.  If approved by the U.S. Food and Drug Administration, or FDA, SER-109 could be a first-in-field oral microbiome drug.  SER-287 and SER-301 are being developed to treat ulcerative colitis, or UC. In addition, using our microbiome therapeutics platform, we are developing SER-401, a microbiome therapeutic candidate for use with checkpoint inhibitors in patients with metastatic melanoma and SER-155 to prevent mortality due to gastrointestinal infections, bacteremia and graft versus host disease (“GvHD”) in immunocompromised patients, including in patients receiving allogeneic hematopoietic stem cell transplantation (allo-HSCT). Supporting our R&D efforts are our deep capabilities related to microbiome therapeutic drug discovery, manufacturing, quality, and clinical development.  We believe that these capabilities provide us with important competitive advantages related to the advancement of this novel treatment modality.

Since our inception in October 2010, we have devoted substantially all of our resources to developing our programs, building our intellectual property portfolio, developing our supply chain, business planning, raising capital and providing general and administrative support for these operations.

All of our product candidates other than SER-109, SER-287, SER-301, SER-401, and SER-155 are still in pre-clinical development or early stage discovery. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss was $70.9 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $530.5 million and cash, cash equivalents and short- and long-term investments totaling $320.3 million.  Based on our current plans and forecasted expenses, we believe that our existing cash, cash equivalents and investments as of September 30, 2020 will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12-months from issuance of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

In August 2020, we completed an underwritten public offering in which we sold 10,500,000 shares of our common stock at a public offering price of $21.50 per share. In addition, we granted the underwriters a 30-day option to purchase up to an additional 1,575,000 shares of our common stock at the public offering price, less underwriting discounts and commissions, which the underwriters exercised in full. We received aggregate net proceeds from the offering of approximately $243.7 million after deducting underwriting discounts and commissions and offering expenses payable by us.

Also in August 2020, we entered into a Securities Purchase Agreement with Nestlé for the sale of 959,002 shares of our common stock at a purchase price of $20.855 per share, or the “concurrent placement.” We received aggregate net proceeds from the concurrent placement of approximately $19.9 million after deducting offering expenses payable by us.  See “—Liquidity and Capital Resources.”

Impact of Novel Coronavirus

We are monitoring the global outbreak and spread of the novel strain of coronavirus, or COVID-19, and have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. The spread of COVID-19 has caused us to modify our business practices, including implementing a work from home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, and other business partners in light of COVID-19. Given the fluidity of the COVID-19 pandemic however, we do not yet know the full extent of the potential impact of COVID-19 on our business operations. We will continue to closely monitor the impact of the COVID-19 pandemic on our operations and ongoing clinical development activity. For additional information related to the potential impact of COVID-19 on our business, please read Part II-Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

SER-109

SER-109 is an oral, biologically-derived, purified bacterial spore-based microbiome therapeutic candidate consisting of bacterial species purified from healthy donor stool. Our SER-109 manufacturing process includes inactivation and clearance steps designed to eliminate potential pathogens. SER-109 is designed to prevent further recurrences of CDI in patients with a history of multiple infections by restructuring the dysbiotic microbiome to a state that resists C. difficile colonization and growth.

In August 2020, we reported positive topline results from the pivotal Phase 3 ECOSPOR III study evaluating SER-109 for recurrent CDI.  The study showed that SER-109 administration resulted in a highly statistically significant absolute decrease of 30.2% in the proportion of patients who experienced a recurrence in CDI within eight weeks of administration versus placebo, the study’s primary endpoint, and which remained consistent at 12-weeks end point with a 31.1% absolute decrease. At eight weeks of treatment, 11.1% of patients administered SER-109 experienced a CDI recurrence, versus 41.3% of placebo patients. The study results were equally compelling when characterized by the alternative metric of sustained clinical response, where 88.9% of patients in the SER-109 arm achieved this objective at eight weeks.

The study’s efficacy results exceeded the statistical threshold previously provided in consultation with the FDA that could allow this single clinical study to fulfill efficacy requirements for a biological license application, or BLA. The SER-109 safety results observed to-date were favorable, with an adverse event profile comparable to placebo.  We are actively enrolling patients in our SER-109 open-label study, which also admits patients with a single recurrence of CDI, to expand the safety database to meet the FDA guidance of at least 300 patients.

SER-109, if approved, is intended to treat individuals with recurrent CDI, a patient population which includes approximately 170,000 individuals per year in the United States.  We completed enrollment with 182 patients of 188 intended subjects with multiply recurrent CDI in ECOSPOR III. All patients who entered ECOSPOR III must have tested positive for C. difficile toxin, as currently recommended by the Infectious Diseases Society of America guidelines (McDonald Clin Infect Dis 2018). This inclusion criterion was implemented in an effort to ensure enrollment of only patients with active infection rather than simple colonization. The study was designed to evaluate patients for 24 weeks with the primary endpoint of comparing the C. difficile recurrence rate in subjects who receive SER-109 verses placebo at up to eight weeks after dosing.

SER-287

SER-287 is an oral, biologically-derived purified microbiome therapeutic candidate designed to normalize the gastrointestinal microbiome of individuals with UC. In December 2018, we commenced a three-arm placebo-controlled Phase 2b clinical trial that was designed to evaluate SER-287 in approximately 201 patients with mild-to-moderate UC.  Two groups of patients are receiving different doses of SER-287, both following pretreatment with a short course of oral vancomycin. A third study arm will receive placebo. The study’s primary endpoint will evaluate clinical remission measured after 10 weeks of SER-287 administration. Patients then enter a 2-week exploratory maintenance follow-up period.  Endoscopic improvement will be measured as a secondary efficacy measure.  Based on feedback from the FDA, if the data from this trial is positive, we expect that the Phase 2b clinical trial could be one of two pivotal trials to enable a BLA to be submitted for SER-287 for the treatment of UC. The SER-287 Phase 2b study is over 75% enrolled based on the 201-patient target study size. SER-287 development activity has been adversely impacted by the COVID-19 pandemic and by multiple clinical sites halting non-essential procedures, including endoscopies. In recent weeks, we have observed an increase in ECO-RESET clinical site activity, the availability of endoscopies, and in the volume of clinical study subject screening. Seres is evaluating enrollment mitigation strategies and possible trial design modifications with the goal of obtaining a high-quality, clinically meaningful dataset. We plan to engage FDA in discussions regarding any potential trial modifications.

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

We have initiated clinical development activities for SER-301, and in November 2020 we enrolled our first patient in the SER-301 Phase 1b study. This initial clinical study of SER-301 will be conducted in Australia and New Zealand. As a result of enrolling the first patient in the clinical study, we are entitled to receive a $10.0 million milestone payment under our collaboration agreement with Nestec Ltd.

SER-401

SER-401 is an oral biologically-derived purified microbiome therapeutic candidate comprising a bacterial signature similar to that observed in checkpoint inhibitor immunotherapy responders. In March 2019, the first patient was dosed in the Phase 1b clinical study with MD Anderson and PICI, to evaluate SER-401’s potential to augment the response of anti-PD-1 checkpoint inhibitor therapy. The study is designed to enroll 30 patients with metastatic melanoma who are being treated with nivolumab, an anti-PD-1 therapy. Patients are randomized at a 2-to-1 ratio to either SER-401 or placebo. The study’s primary endpoints are to evaluate safety and tolerability. Its secondary endpoints are to evaluate the correlation of microbiome biomarkers of response to various clinical and immunological outcome measures.

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

SER-155

We have nominated the SER-155 lead candidate, a rationally-designed, fermented microbiome drug and are advancing the candidate into clinical development. The rationale for this program is based in part on published clinical evidence from our collaborators at Memorial Sloan Kettering Cancer Center showing that allo-HSCT patients with decreased diversity of commensal microbes are significantly more likely to die due to infection and/or lethal graft versus host disease, or GvHD. SER-155 is consortia of bacteria designed using our reverse translational discovery platform to prevent mortality due to gastrointestinal infections, bacteremia and GvHD in immunocompromised patients, including in patients receiving allogeneic hematopoietic stem cell transplantation (allo-HSCT) or solid organ transplants. SER-155 lead candidate is designed to decrease infection and translocation of antibiotic resistant bacteria in the gastrointestinal tract and modulate host immune responses to decrease GvHD. In November 2017, we were awarded a highly competitive grant from CARB-X to support continued preclinical research and early development work for SER-155. In 2019, Seres was awarded additional funding from CARB-X to support clinical development of SER-155, including support through IND filing and Phase 1b evaluation. The 2019 CARB-X grant provides us with an additional $4.8 million of funding for research, manufacture, and IND application, with potential for an additional $7.0 million for Phase 1b development, upon completion of milestones.

While we plan to focus our investment on our highest priority clinical programs in the near-term, our expenses may increase substantially in connection with our ongoing and planned activities, particularly as we:

•	complete the clinical development and prepare for commercialization of SER-109 for the prevention of recurrent CDI;
•	continue the clinical development of SER-287 in our Phase 2b clinical trial for the treatment of UC;
•	continue the clinical development of SER-301 for the treatment of UC;
•	continue the clinical development of SER-401 in our Phase 1b clinical trial for use with checkpoint inhibitors in patients with metastatic melanoma;
•	initiate clinical development of SER-155 for the prevention of mortality due to GvHD in immunocompromised patients, including in patients receiving allo-HSCT;
•	make strategic investments in manufacturing capabilities;

•	make strategic investments in our research discovery and development platforms and capabilities;
•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	perform our obligations under our agreements with our collaborators;
•	seek to obtain regulatory approvals for our product candidates; and
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Microbiome therapeutics platforms	$12,456	$10,861	$36,744	$37,684
SER-109	5,668	2,829	12,199	7,690
SER-287	3,870	4,430	13,109	12,105
Early stage programs	1,867	197	3,651	1,630
Total research and development expenses	$23,861	$18,317	$65,703	$59,109

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

Our general and administrative expenses may increase in the future as we increase our headcount to support the potential growth in our research and development activities and the potential commercialization of our product candidates. We also may continue to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing rules and the requirements of the Securities and Exchange Commission, or the SEC, director and officer insurance costs and investor and public relations costs.

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

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in the three and nine months ended September 30, 2020 or 2019.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 2, 2020, or the Annual Report, are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the three and nine months ended September 30, 2020.

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$80	$4,840	$(4,760)
Grant revenue	1,337	85	1,252
Collaboration revenue	—	2,106	(2,106)
Total revenue	1,417	7,031	(5,614)
Operating expenses:
Research and development	23,861	18,317	5,544
General and administrative	7,551	5,897	1,654
Restructuring expenses	—	—	—
Total operating expenses	31,412	24,214	7,198
Loss from operations	(29,995)	(17,183)	(12,812)
Other (expense) income:
Interest income	100	335	(235)
Interest expense	(730)	—	(730)
Other income	345	439	(94)
Total other (expense) income, net	(285)	774	(1,059)
Net loss	$(30,280)	$(16,409)	$(13,871)

Revenue

Total revenue was $1.4 million and $7.0 million for the three months ended September 30, 2020 and 2019, respectively. The revenue for the three months ended September 30, 2020 relates primarily to $1.3 million of grant revenue and $0.1 million recognized under our license and collaborative agreement with Nestec Ltd., or the License Agreement. The revenue for the three months ended September 30, 2019 principally relates to the recognition of amounts received under the License Agreement of $4.8 million and $2.1 million associated with our research collaboration and option agreement with MedImmune, LLC, a wholly owned subsidiary of AstraZeneca Inc., or the Research Agreement.  The decrease of $5.6 million is mainly attributed to a $4.8 million decrease in the License Agreement revenue, which is primarily a result of an increase in our total estimated costs expected to complete our single performance obligation driven by our active enrollment of patients in our open-label study for SER-109 in order to expand the safety database to meet the FDA guidance of at least 300 patients and SER-287 clinical development activity being adversely impacted by the COVID-19 pandemic.  This decrease was partially off-set by cumulative catch-up revenue of $4.6 million associated with the increase of $10.0 million to the transaction price related to the milestone payment we are entitled to receive from NHS for initiating the SER-301 Phase 1b study.  Additionally, there was a $2.1 million decrease in the revenue associated with the Research Agreement due to the curtailment of preclinical research activities contemplated under the original research plan in the second quarter of 2020.  This is off-set by an increase of $1.3 million in grant revenue.

Research and Development Expenses

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Microbiome therapeutics platforms	$12,456	$10,861	$1,595
SER-109	5,668	2,829	2,839
SER-287	3,870	4,430	(560)
Early stage programs	1,867	197	1,670
Total research and development expenses	$23,861	$18,317	$5,544

Research and development expenses were $23.9 million for the three months ended September 30, 2020, compared to $18.3 million for the three months ended September 30, 2019. The increase of $5.5 million was due primarily to the following:

•	an increase of $1.6 million in research expenses related to our microbiome therapeutics platform due primarily to employee related costs;
•

an increase of $2.8 million in expenses related to our SER-109 program due primarily to an increase in sequencing work of $1.1 million, an increase in employee related costs of $0.8 million, an increase in contract manufacturing of $0.7 million, and an increase in facility expenses of $0.2 million;

•

a decrease of $0.6 million in expenses for our SER-287 program due primarily to a decrease in contract manufacturing of $0.8 million, a decrease in clinical trial consulting expense of $0.3 million, and partially offset by an increase in employee related costs of $0.5 million; and

•

an increase of $1.7 million in expenses for our early stage programs due primarily to an increase in clinical trials consulting expense of $1.4 million and an increase in facility expenses of $0.2 million.

General and Administrative Expenses

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Personnel related (including stock-based compensation)	$2,659	$2,103	$556
Professional fees	3,354	2,406	948
Facility-related and other	1,538	1,388	150
Total general and administrative expenses	$7,551	$5,897	$1,654

General and administrative expenses were $7.6 million for the three months ended September 30, 2020, compared to $5.9 million for the three months ended September 30, 2019. The increase of $1.7 million was primarily due to the following:

•	an increase in personnel related costs of $0.6 million primarily related to an increase in salaries and related payroll taxes;
•	an increase in professional fees of $0.9 million is primarily due to an increase in consulting fees; and
•	an increase in facility-related and other costs of $0.2 million primarily due to an increase in IT-related expenses

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2020 and 2019 was $(0.3) million and $0.8 million, respectively. The decrease is primarily due to an increase in interest expense of $0.7 million and a decrease of interest income of $0.2 million.

Comparison of the Nine Months Ended September 30, 2020 and September 30, 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$10,728	$21,909	$(11,181)
Grant revenue	2,907	791	2,116
Collaboration revenue	2,016	4,183	(2,167)
Total revenue	15,651	26,883	(11,232)
Operating expenses:
Research and development	65,703	59,109	6,594
General and administrative	20,180	18,966	1,214
Restructuring expenses	—	1,492	(1,492)
Total operating expenses	85,883	79,567	6,316
Loss from operations	(70,232)	(52,684)	(17,548)
Other income (expense):
Interest income	333	744	(411)
Interest expense	(2,165)	—	(2,165)
Other income	1,189	439	750
Total other income (expense), net	(643)	1,183	(1,826)
Net loss	$(70,875)	$(51,501)	$(19,374)

Revenue

Total revenue was $15.7 million and $26.9 million for the nine months ended September 30, 2020 and 2019, respectively. The revenue for the nine months ended September 30, 2020 relates to $10.7 million recognized under the License Agreement, $2.9 million for grant revenue and $2.0 million recognized under the Research Agreement. The revenue for the nine months ended September 30, 2019 principally relates to the recognition of amounts received under the License Agreement.  The decrease of $11.2 million is mainly attributed to a $11.2 million decrease in the License Agreement revenue, which is primarily a result of an increase in our total estimated costs expected to complete our single performance obligation driven by our active enrollment of patients in our open-label study for SER-109 in order to expand the safety database to meet the FDA guidance of at least 300 patients and SER-287 clinical development activity being adversely impacted by the COVID-19 pandemic.  This decrease was partially off-set by cumulative catch-up revenue of $4.6 million associated with the increase of $10.0 million to the transaction price related to the milestone payment we are entitled to receive from NHS for initiating the SER-301 Phase 1b study.

Research and Development Expenses

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Microbiome therapeutics platforms	$36,744	$37,684	$(940)
SER-109	12,199	7,690	4,509
SER-287	13,109	12,105	1,004
Early stage programs	3,651	1,630	2,021
Total research and development expenses	$65,703	$59,109	$6,594

Research and development expenses were $65.7 million for the nine months ended September 30, 2020, compared to $59.1 million for the nine months ended September 30, 2019. The increase of $6.6 million was due primarily to the following:

•

a decrease of $0.9 million in research expenses related to our microbiome therapeutics platform, due primarily to a decrease in facility expenses of $1.4 million and partially offset by an increase in employee related costs of $0.5 million;

•

an increase of $4.5 million in expenses related to our SER-109 program due primarily to an increase in employee related costs of $1.8 million, an increase in sequencing costs of $1.1 million, an increase in contract manufacturing of $0.8 million, and an increase in facility expenses of $0.5 million;

•

an increase of $1.0 million in expenses for our SER-287 program due primarily to an increase in lab services and maintenance of $1.3 million, an increase in clinical trial consulting expense of $1.2 million, an increase in employee related costs of $0.5 million, an increase in sequencing costs of $0.5 million, and partially offset by a decrease in contract manufacturing of $2.4 million; and

•

an increase of $2.0 million in expenses for our early stage programs due primarily to an increase clinical trials consulting expense of $1.8 million, and an increase in lab service and maintenance of $0.2 million.

General and Administrative Expenses

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Personnel related (including stock-based compensation)	$7,304	$7,486	$(182)
Professional fees	8,676	6,883	1,793
Facility-related and other	4,200	4,597	(397)
Total general and administrative expenses	$20,180	$18,966	$1,214

General and administrative expenses were $20.2 million for the nine months ended September 30, 2020 compared to $19.0 million for the nine months ended September 30, 2019. The increase of $1.2 million was primarily due to the following:

•	a decrease in personnel related costs of $0.2 million primarily related to a decrease in salary costs;
•	an increase in professional fees of $1.8 million primarily due to an increase in consulting; and
•	a decrease in facility-related and other costs of $0.4 million primarily due to a decrease in IT-related expenses.

Restructuring

There were no restructuring charges for the nine months ended September 30, 2020.  There were $1.5 million of restructuring charges for the nine months ended September 30, 2019 related to the corporate restructuring discussed above.

Other Income (Expense), Net

Other income (expense), net for the nine months ended September 30, 2020 and 2019 was $(0.6) million and $1.2 million, respectively. The decrease is primarily due to an increase in interest expense of $2.2 million and partially offset by an increase in other income of $0.8 million primarily related to our sublease.

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

In August 2020, we completed an underwritten public offering in which we sold 10,500,000 shares of the Company’s common stock at a public offering price of $21.50 per share. In addition, we granted the underwriters a 30-day option to purchase up to an additional 1,575,000 shares of its common stock at the public offering price, less underwriting discounts and commissions, which the underwriters exercised in full. We received aggregate net proceeds from the offering of approximately $243.7 million after deducting underwriting discounts and commissions and offering expenses payable by us.

In August 2020, we entered into a Securities Purchase Agreement with Nestlé for the sale of 959,002 shares of our common stock at a purchase price of $20.855 per share (the “concurrent placement”). We received aggregate net proceeds from the concurrent placement of approximately $19.9 million after deducting offering expenses payable by us.

In November 2019, we entered into a sales agreement, the 2019 Sales Agreement, with Cowen to sell shares of our common stock with aggregate gross sales proceeds of up to $25.0 million, from time to time, through an ATM under which Cowen acts as sales agent. In March 2020, in connection with filing an updated registration statement on Form S-3 (File No. 333-237033), we entered into a new sales agreement, the 2020 Sales Agreement, with Cowen on substantially the same terms as the 2019 Sales Agreement and terminated the 2019 Sales Agreement. From January 1, 2020 to September 30, 2020, we sold approximately 5.8 million shares of common stock under the 2019 Sales Agreement and the 2020 Sales Agreement, as applicable, at an average price of approximately $4.40 per share, raising aggregate net proceeds of approximately $24.8 million after deducting an aggregate commission of approximately 3%.

As of September 30, 2020, we had cash, cash equivalents and short- and long-term investments totaling $320.3 million and an accumulated deficit of $530.5 million.  Based on our current plans and forecasted expenses, we believe that our cash, cash equivalents and investments as of September 30, 2020 will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements for at least the next 12-months from issuance of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, subject to compliance with the conditions and covenants of our Loan and Security Agreement with Hercules Capital, Inc.  We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

In April 2020, preclinical research activities contemplated under the original research plan, in connection with the Research Agreement, were curtailed.  We are in discussions regarding the future scope of translational and clinical activities to be performed by us under the research plan. We did not perform, or incur costs, under the single performance obligation this quarter. Therefore, no revenue was recognized under the Research Agreement for the three months ended September 30, 2020.

Indebtedness

Loan and Security Agreement with Hercules

In October 2019, we entered into a loan and security agreement with Hercules, pursuant to which a term loan in an aggregate principal amount of up to $50.0 million, or the Term Loan Facility, was available to us in three tranches, subject to certain terms and conditions. We received the first tranche of $25.0 million upon signing the agreement on October 29, 2019. We did not meet the milestone requirements for the second tranche under the Term Loan Facility, and as such, the additional second tranche amount of up to $12.5 million is not available for us to borrow.  The third tranche, which allows us to borrow an additional $12.5 million, will be available upon Hercules’ approval on or prior to June 30, 2021.

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

As of September 30, 2020 and December 31, 2019 , the outstanding principal under the Term Loan Facility was $25.0 million and $24.6 million, respectively.  For a further description of the Term Loan Facility, see Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash used in operating activities	$(75,683)	$(62,473)
Cash used in investing activities	(83,556)	(35,171)
Cash provided by financing activities	301,439	61,121
Net increase (decrease) in cash, cash equivalents and restricted cash	$142,200	$(36,523)

Operating Activities

During the nine months ended September 30, 2020, operating activities used $75.7 million of cash, primarily due to a net loss of $70.9 million and cash used from changes in our operating assets and liabilities of $17.9 million, partially offset by non-cash charges of $13.1 million.  Net cash used for changes in our operating assets and liabilities during the nine months ended September 30, 2020 consisted of an increase in prepaid expenses and other current assets of $3.1 million, an increase in accounts receivable of $1.6 million, a decrease in deferred revenue of $11.9 million, an increase in accounts payable of $1.0 million, a decrease in operating lease liabilities of $3.3 million and an increase in accrued expenses and other current liabilities of $0.9 million. The increase in prepaid expenses is due to timing of payments to vendors. The increase in accounts receivable is due to our reimbursable costs per our agreements. The decrease in deferred revenue was primarily due to the recognition of collaboration revenue. The increase in accounts payable was due to the timing of payments. The decrease in operating lease liabilities was due to the cash payment of lease obligations.

During the nine months ended September 30, 2019, operating activities used $62.5 million of cash, primarily due to a net loss of $51.5 million and cash used from changes in our operating assets and liabilities of $24.6 million, partially offset by non-cash charges of $13.6 million.  Net cash used for changes in our operating assets and liabilities during the nine months ended September 30, 2019 consisted of a decrease in prepaid expenses and other current assets of $2.8 million, an increase in accounts receivable of $1.7 million, a decrease in deferred revenue of $17.7 million, a decrease in accounts payable of $1.9 million, a decrease in operating lease liabilities of $3.2 million, and a decrease in accrued expenses and other current liabilities of $2.9 million. The decrease in prepaid expenses and other current liabilities is due to amortization. The increase in accounts receivable is primarily due to our reimbursable costs per our agreements. The decrease in deferred revenue was due to the recognition of collaboration revenue. The decrease in accounts payable and accrued expenses and other current liabilities was due to the timing of payments. The decrease in operating lease liabilities was due to the cash payment of lease obligations.

Investing Activities

During the nine months ended September 30, 2020, net cash used in investing activities was $83.6 million, consisting maturities of investments of $42.8 million, partially offset by purchases of investments of $126.0 million and purchases of property and equipment of $0.4 million.

During the nine months ended September 30, 2019, net cash used in investing activities was $35.2 million, consisting of purchases of investments of $34.4 million and purchases of property and equipment of $0.8 million.

Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $301.4 million, consisting of $244.0 million in proceeds from our follow-on public offering of common stock, net of commissions, underwriting discounts and offering costs, $20.0 million in proceeds from the concurrent placement, net of issuance costs, $12.1 million from the issuance of common stock and exercise of stock options, $24.8 million from the issuance of common stock under the 2019 and 2020 Sales Agreements, and $0.5 million in connection with the issuance of common stock under our ESPP plan.

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

Funding Requirements

Our expenses may increase substantially in connection with our ongoing clinical development activities and our research and development activities. In addition, we expect to continue to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	complete the clinical development and prepare for commercialization of SER-109 for the prevention of recurrent CDI;
•	continue the clinical development of SER-287 in our Phase 2b clinical trial for the treatment of UC;
•	continue the clinical development of SER-301 for the treatment of UC;
•	continue the clinical development of SER-401 in our Phase 1b clinical trial for use with checkpoint inhibitors in patients with metastatic melanoma;
•	conduct research and initiate clinical development of SER-155 for the prevention of mortality due to GvHD in immunocompromised patients, including in patients receiving allo-HSCT;
•	make strategic investments in manufacturing capabilities;
•	make strategic investments in our research discovery and development platforms and capabilities;
•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	perform our obligations under our agreements with our collaborators;
•	seek to obtain regulatory approvals for our product candidates; and
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates.

As of September 30, 2020, our cash, cash equivalents and investments consisted of cash and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of September 30, 2020, we had outstanding borrowings under the Term Loan Facility.  We accrue interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 4.40%, and (ii) 9.65%. An immediate 10% change in the Prime Rate would not have a material impact on our debt‑related obligations, financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $70.3 million for the year ended December 31, 2019, and $70.9 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $530.5 million. To date, we have financed our operations through the public offerings of our common stock, private placements of our common stock and preferred stock, payments under our collaboration agreements, and our term loan facility. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We have not completed development of any of our product candidates, which we call Ecobiotic microbiome therapeutic candidates, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future.  We anticipate that our expenses may increase substantially as we:

•	complete the clinical development and prepare for commercialization of SER-109 for the prevention of recurrent CDI;
•	continue the clinical development of SER-287 in our Phase 2b clinical trial for the treatment of UC;
•	continue the clinical development of SER-301 for the treatment of UC;
•	continue the clinical development of SER-401 in our Phase 1b clinical trial for use with checkpoint inhibitors in patients with metastatic melanoma;
•	conduct research and initiate clinical development of SER-155 for the prevention of mortality due to GvHD in immunocompromised patients, including in patients receiving allo-HSCT;
•	make strategic investments in manufacturing capabilities;
•	make strategic investments in our research discovery and development platforms and capabilities;
•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	perform our obligations under our agreements with our collaborators;
•	seek to obtain regulatory approvals for our product candidates; and
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

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

Our expenses may increase in connection with our ongoing activities, particularly as we continue the clinical development of SER-109, continue the clinical development of SER-287, including conducting the Phase 2b clinical study, continue clinical studies of SER-301 and SER-401, and continue to research, develop and initiate clinical trials of SER-155 and our other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We expect that our cash, cash equivalents and investments as of September 30, 2020 will be sufficient to fund our operating expenses, debt service obligations and capital expenditure requirements for at least the next 12-months from the issuance of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, subject to compliance with the conditions and covenants of our Loan and Security Agreement with Hercules Capital, Inc. This estimate excludes net cash flows from future business development activities. In addition, the specifics of existing and future clinical trial activities could impact capital requirements and cash projections. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

Since our inception in October 2010, we have devoted substantially all of our resources to developing our clinical and preclinical program, building our intellectual property portfolio, developing our supply chain, planning our business, raising capital and providing general and administrative support for these operations. We have not yet demonstrated our ability to obtain regulatory approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

Other than SER-109 and SER-287, we are early in our development efforts and may not be successful in our efforts to use our microbiome therapeutics platform to build a pipeline of product candidates and develop marketable drugs.

We are using our microbiome therapeutics platform to develop Ecobiotic® microbiome therapeutic candidates. We are at an early stage of development and our platform has not yet, and may never, lead to approvable or marketable drugs. We are developing additional product candidates that we intend to be used to prevent infection and treat diseases where the microbiome is implicated.  We may have problems applying our technologies to these areas, and our product candidates may not be effective in preventing infection and disease. Our product candidates may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.

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

All of our product candidates are based on microbiome therapeutics, a novel class of live biotherapeutic drug candidates, which are consortia of microbes designed to treat disease by modulating the microbiome to repair the function of a disease susceptible microbiome to a non-disease state. We have not, nor to our knowledge has any other company, received regulatory approval for, or manufactured on a commercial scale, a therapeutic based on this approach. We cannot be certain that our approach will lead to the development of approvable or marketable products or that we will be able to manufacture at commercial scale, if approved. In addition, our Ecobiotic microbiome therapeutic candidates may have different effectiveness rates in various indications and in different geographical areas. Finally, the FDA or other regulatory agencies may lack experience in evaluating the safety and efficacy of products based on microbiome therapeutics, which could result in a longer than expected regulatory review process, increase our expected development costs and delay or prevent commercialization of our product candidates.

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

For example, in March 2020, as a result of the COVID-19 pandemic, we halted further enrollment of the recently completed ECOSPOR III trial with 182 patients enrolled. Following receipt of the Phase 3 top-line data from ECOSPOR III, the FDA reaffirmed its prior guidance that at least 300 patients will be required for the safety database for SER-109, and we are now actively enrolling patients in our SER-109 open-label study to expand the safety database to meet the FDA guidance. We may also be required to treat additional patients with SER-109 in order to generate a sufficient safety database to allow us to seek approval of SER-109. Additional clinical trials or changes in our development plans could cause us to incur significant development costs, delay or prevent the commercialization of SER-109 or otherwise adversely affect our business. In addition, prolonged disruptions caused by the COVID-19 pandemic could severely impact our preclinical studies and clinical trials, including by causing further difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. See “—Risks Related to Our Operations—The COVID-19 pandemic caused by the novel strain of coronavirus has adversely impacted and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition.”

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

We are now actively enrolling patients in our SER-109 open-label study, which also admits patients with a single recurrence of CDI, to expand the safety database to meet the FDA guidance of at least 300 patients.  Enrollment delays in our clinical trials result in increased development costs for our product candidates, which could cause the value of our company to decline and limit our ability to obtain additional financing. See “—Risks Related to Our Operations—The COVID-19 pandemic caused by the novel strain of coronavirus has adversely impacted and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition.”

It may take longer than anticipated to generate sufficient safety data to allow us to gain approval of SER-109.

Subsequent to the receipt of the Phase 3 top-line data, the FDA reaffirmed its prior guidance that at least 300 patients will be required for the safety database for SER-109. We may also be required to treat additional patients with SER-109 in order to generate a sufficient safety database to allow us to seek approval of SER-109. The need to conduct additional clinical trials of SER-109 and any delay in gaining regulatory approval of SER-109 would increase our development costs and could cause the value of our Company to decline and limit our ability to obtain additional financing.

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

In December 2019, a novel strain of coronavirus causing the COVID-19 disease was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices, restricted on-site staff to only those required on-site to execute their job responsibilities and limited the number of staff in any given research and development laboratory. On March 30, 2020, as a result of the COVID-19 pandemic, we halted further enrollment of the recently completed ECOSPOR III trial, and we are now actively enrolling patients in our SER-109 open-label study to expand the safety database to meet the FDA guidance of at least 300 patients.  Additionally, SER-287 development activity was impacted by the COVID-19 pandemic and by multiple clinical sites halting non-essential procedures, including endoscopies. In recent months, the Company has observed an increase in ECO-RESET clinical site activity, the availability of endoscopies, and in the volume of clinical study subject screening, however the situation remains uncertain.  We are continuing to monitor the impact of the COVID-19 pandemic on our operations and ongoing clinical development activity, including on the SER-401 Phase 1b study in metastatic melanoma. Mitigation activities to minimize COVID-19-related operation disruptions are ongoing, however, given the severity and evolving nature of the situation, the timing of the SER-401 Phase 1b clinical readout is uncertain. As a result of the COVID-19 outbreak, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

In addition, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak further impacts our business, including our preclinical studies and clinical trials, results of operations and financial condition will depend on future developments which are highly uncertain and cannot be predicted with confidence. Such factors include but are not limited to the duration of the outbreak, travel restrictions, quarantines, shelter-in-place orders and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Despite the implementation of a formal, comprehensive cyber-security program, our internal computer systems and data and those of our current and future contractors and consultants are vulnerable to damage or compromise from computer viruses, unauthorized access, ransomware, human error, loss of data privacy, natural disasters, terrorism, war and telecommunication and electrical failures. While we are not aware of any such material system failure, accident or security breach to date, there have been successful but immaterial cyber-attacks, and if such an event were to occur again in a more material manner and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of our product candidates could be delayed.

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

In October 2019, we entered into a loan and security agreement with Hercules pursuant to which a term loan facility in aggregate principal amount up to $50.0 million, or the Term Loan Facility, is available to us in three tranches, subject to certain terms and conditions. We received the first tranche of $25.0 million upon signing the agreement on October 29, 2019.  We did not meet the milestone requirements for the second tranche under the Term Loan Facility, and as such, the additional second tranche amount of up to $12.5 million is not available for us to borrow. The third tranche, which allows us to borrow an additional $12.5 million, will be available upon Hercules’ approval on or prior to June 30, 2021. The Term Loan Facility is secured by a lien on substantially all of our assets, other than intellectual property. We also agreed not to pledge or secure our intellectual property to others.

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

Our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 66% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15

3.2	Amended and Restated Bylaws	8-K	001-37465	3.2	7/1/15

10.1#	Employment Agreement, dated October 13, 2020, by and between the Registrant and David S Ege					*

10.2	Securities Purchase Agreement, dated August 12, 2020 by and between the Company and Société des Produits Nestlé S.A.	8-K	001-37465	10.1	8/14/20

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial and Accounting Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Principal Financial and Accounting Officer					**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERES THERAPEUTICS, INC.

Date: November 9, 2020	By:	/s/ Marcus Chapman
Marcus Chapman
Senior Vice President, Finance (Principal Financial and Accounting Officer)