Form 10-K
period 2020-12-31
Seres Therapeutics, Inc.
filed 2021-03-02
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on the attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.        ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 30, 2020, was $219,853,799. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the registrant as of such date have been excluded because such holders may be deemed to be affiliates.

As of February 24, 2021, there were 91,549,412 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020 are incorporated herein by reference in Part III.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the sections in this report titled “Summary Risk Factors,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K.

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

TRADEMARKS, SERVICE MARKS AND TRADENAMES

We have proprietary rights to trademarks used in this Annual Report on Form 10-K, which are important to our business and many of which are registered under applicable intellectual property laws. Solely for convenience, the trademarks, service marks, logos and trade names referred to in this Annual Report on Form 10-K are without the ® and ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks, service marks and trade names. This Annual Report on Form 10-K contains additional trademarks, service marks and trade names of others, which are the property of their respective owners. All trademarks, service marks and trade names appearing in this Annual Report on Form 10-K are, to our knowledge, the property of their respective owners. We do not intend our use or display of other companies’ trademarks, service marks, copyrights or trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•	We are a development-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
•

We will need additional funding in order to complete development of our product candidates and commercialize our products, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

•	Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

•

Other than SER-109 and SER-287, we are early in our development efforts and may not be successful in our efforts to use our microbiome therapeutics platform to build a pipeline of product candidates and develop marketable drugs.

•	Our product candidates are based on microbiome therapeutics, which is an unproven approach to therapeutic intervention.
•

Clinical drug development involves a risky, lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

•	Delays or difficulties in the enrollment of patients in clinical trials, could result in our receipt of necessary regulatory approvals being delayed or prevented.
•

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates or will not be able to do so as soon as anticipated, and our ability to generate revenue will be materially impaired. Additionally, failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

•

The Collaboration and License Agreement, or the License Agreement, with Société des Produits Nestlé S.A., or Nestlé, the successor in interest to Nestec Ltd., is important to our business. If we or Nestlé fail to adequately perform under the License Agreement, or if we or Nestlé terminate the License Agreement, the development and commercialization of our CDI and IBD product candidates, including SER-109, SER-287, and SER-301, would be delayed or terminated and our business would be adversely affected.

•

We rely, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

•

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

•

Even if any of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, hospitals, third-party payors and others in the medical community necessary for commercial success.

•	We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.
•

If we are unable to adequately protect our proprietary technology or obtain and maintain issued patents that are sufficient to protect our product candidates, others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.

•

The COVID-19 pandemic caused by the novel strain of coronavirus has adversely impacted and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition.

•	Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
•	We may expand our operational capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.
•	We will continue to incur costs as a result of being a public company, and our management will continue to devote substantial time to compliance initiatives and corporate governance practices.

PART I

Item 1. Business

Overview

We are a microbiome therapeutics company developing a novel class of live biotherapeutic drugs, which are consortia of microbes designed to treat disease by modulating the microbiome to treat or prevent disease by repairing the function of a disease susceptible microbiome to a non-disease state. We have an advanced drug pipeline with late-stage clinical assets and a differentiated microbiome therapeutics drug discovery and development platform including good manufacturing practices, or GMP, manufacturing capabilities for this novel drug modality.

Our highest priority is preparing the SER-109 biologics license application, or BLA, for submission to the Food and Drug Administration, or FDA; we are focused on completing acquisition of the required safety database necessary for approval to treat Clostridioides difficile infection or CDI, with SER-109. Additionally, using our microbiome therapeutics platform, we are focusing our resources on obtaining clinical results from our clinical programs in ulcerative colitis, or UC, a form of inflammatory bowel disease, or IBD, with SER-287 and SER-301, with SER-401 in patients with metastatic melanoma, and with SER-155 to prevent mortality due to gastrointestinal infections, bacteremia and GvHD in immunocompromised patients, including in patients receiving allogeneic hematopoietic stem cell transplantation, or allo-HSCT, or solid organ transplants.

SER-109, our lead clinical candidate, which has successfully completed a Phase 3 clinical study, is designed to rapidly modulate the gastrointestinal microbiome in patients with recurrent CDI. CDI is most often caused by the use of broad-spectrum antibiotics, which disrupt the gastrointestinal microbiome by decreasing microbial diversity, thus increasing susceptibility to infection by Clostridioides difficile, or C. difficile, a spore forming bacterium. C. difficile expresses toxins leading to debilitating diarrhea in infected patients, and can also cause more severe outcomes, such as inflammation of the colon (colitis), toxic megacolon and death. The U.S. Centers for Disease Control, or CDC, has identified CDI as one of the top three most urgent bacterial threats in the United States. It is the most common cause of hospital acquired infection in the United States and has overtaken methicillin-resistant Staphylococcus aureus, or MRSA, in incidence of disease. CDI is responsible for the deaths of over 20,000 Americans each year. There are approximately 453,000 cases of primary CDI within the United States each year and approximately 170,000 incidences of recurrent CDI. The standard of care for CDI is to treat with antibiotics. In many cases, antibiotic treatments may kill vegetative toxin-producing C. difficile bacteria thus resolving symptoms of C. difficile. However, these antibiotic treatments also kill beneficial bacteria indiscriminately, thus maintaining or exacerbating the disrupted microbiome, potentially making patients more susceptible to a recurrence of CDI. Furthermore, antibiotics do not eliminate C. difficile spores, allowing the spores to rapidly germinate in a disrupted microbiome and cause a recurrence of the infection. Published data suggests that the risk of recurrence is approximately 25% after the primary CDI and increases to greater than or equal to 40% after a first recurrence. SER-109, if approved, is intended to treat individuals with recurrent CDI, a patient population which includes approximately 170,000 individuals per year in the United States.

SER-109 is an oral microbiome therapeutic candidate consisting of a consortium of highly purified Firmicute spores, which normally live in the healthy microbiome. SER-109 is designed to prevent further recurrences of CDI in patients with a history of multiple infections by modulating the disrupted microbiome to a state that resists C. difficile colonization and growth. We completed enrollment with 182 patients with multiply recurrent CDI in ECOSPOR III. The study was designed to evaluate patients for 24 weeks with the primary endpoint of comparing the C. difficile recurrence rate in subjects who receive SER-109 verses placebo at up to eight weeks after dosing. The SER-109 manufacturing purification process is designed to remove unwanted microbes thereby reducing the risk of pathogen transmission beyond donor screening alone.

In August 2020, we reported positive topline results from the interim analysis of the pivotal Phase 3 ECOSPOR III study evaluating SER-109 for multiply recurrent CDI.  Those results showed that SER-109 administration resulted in a highly statistically significant absolute decrease of 30.2% in the proportion of patients who experienced a recurrence in CDI within eight weeks of administration versus placebo, the study’s primary endpoint, and which remained consistent at 12-weeks end point with a 31.1% absolute decrease. At eight weeks of treatment, 11.1% of patients administered SER-109 experienced a CDI recurrence, versus 41.3% of placebo patients. The study results were equally compelling when characterized by the alternative metric of sustained clinical response, where 88.9% of patients in the SER-109 arm achieved this objective at eight weeks.  Subsequent analyses from the completed Phase 3 study using the final statistically defined Intent-to-Treat population show that 12.4% of subjects experienced a recurrence, versus 39.8% on placebo, which represents a relative risk of 0.32 (95% CI 0.18-0.58; p<.001), with an absolute risk reduction of 27% and a relative risk reduction of 69%. The percent on SER-109 with a sustained clinical response was approximately 88%. The number-needed-to treat was 3.7. In the same updated analysis, the 12 week rate of recurrence in the SER-109 arm was 18.0%, compared to a rate of 46.2% in the placebo arm, representing an absolute risk reduction of 28% (relative risk 0.40; 95% CI 0.24-0.65; p-value = 0.002), and thereby consistent with the results seen at eight weeks.  Results across stratifications of age and antibiotics remained similar. The study’s efficacy results related to the primary endpoint from all analyses exceeded the statistical threshold previously provided in consultation with the FDA that could allow this single clinical study to fulfill efficacy requirements for a BLA.  The efficacy remained durable through twenty-four weeks of follow-up.

The SER-109 safety results observed to-date were favorable, with an adverse event profile comparable to placebo.  We are actively enrolling patients in our SER-109 open-label study, which also allows enrollment of patients with single or multiple recurrences of CDI, to expand the safety database to meet the FDA threshold of at least 300 patients.

SER-287, an oral microbiome therapeutic candidate consisting of a consortium of highly purified Firmicute spores, is designed to normalize the gastrointestinal microbiome of individuals with UC. In December 2018, we commenced a three-arm placebo-controlled Phase 2b clinical trial that was designed to evaluate SER-287 in approximately 201 patients with mild-to-moderate UC, termed ECO-RESET.  Two groups of patients are receiving different doses of SER-287, both following pre-conditioning with a short course of oral vancomycin. A third group are receiving placebo. The study’s primary endpoint will evaluate clinical remission measured after 10 weeks of SER-287 administration. Patients then enter a 26-week exploratory maintenance follow-up period.  Endoscopic improvement will be measured as a secondary efficacy measure.  Based on feedback from the FDA, if the data from this trial is positive, we expect that the Phase 2b clinical trial could be one of two pivotal trials to enable a BLA to be submitted for SER-287 for the treatment of UC. We anticipate top-line results in mid-2021.

The clinical development of SER-287 to treat UC, is supported by successful preclinical and clinical studies. Preclinical colitis animal models and in vitro screens provided evidence that SER-287 administration has the potential to reduce pathology and modulate inflammatory and immunological functional pathways.  Published clinical reports also suggest that modulation of the microbiome through repetitive fecal microbiota transplantation, or FMT, may lead to meaningful clinical response in UC patients.

We completed our Phase 1b clinical study for SER-287, in subjects with active mild to moderate UC who were failing their current therapies.  The results of the SER-287 Phase 1b study, a randomized, double-blinded, placebo-controlled, multiple-dose, induction study enrolled patients with active mild-to-moderate UC, with Total Modified Mayo scores of 4 to 10 were positive. The study enrolled 58 subjects who exhibited pre-study disease activity despite ongoing treatment with standard-of-care therapeutics. SER-287 safety and tolerability was a primary study endpoint. The study showed no imbalance in adverse events in SER-287-treated patients as compared to patients treated with placebo and no drug-related serious adverse events were observed.

Analyses of microbiome data, a co-primary endpoint of the trial, showed that SER-287 induced regimen-dependent engraftment of SER-287 derived bacterial species into the colonic microbiome of patients treated with SER-287. Patients administered vancomycin pre-conditioning followed by daily administration of SER-287 had the highest level of SER-287 engraftment, which was statistically significant. This patient cohort corresponded with the study arm where the most significant clinical benefits were observed, including clinical remission and endoscopic improvement. Differences in the composition of the microbiome post treatment were also associated with clinical remission. Bacterial engraftment signatures were durable throughout the dosing period of the trial and were also observed at four weeks post administration of the final SER-287 dose.  The pharmacologic impact of the SER-287 engraftment was supported by metabolomic and transcriptomic data. Analysis of metabolites and gene expression signatures associated with inflammation and immune modulation, showed correlations with remission in SER-287 treated subjects. A paper titled “A Phase 1b Safety Study of SER-287, a Spore-Based Microbiome Therapeutic, For Active Mild-To-Moderate Ulcerative Colitis” was highlighted as the cover article in the January 2021 print edition of the leading journal Gastroenterology including data analysis on clinical remission, endoscopic improvement, modulation of the gastrointestinal microbiome, and a favorable safety profile.

We are also advancing our microbiome drug discovery and development capabilities and our next generation therapeutics, including SER-301, a therapeutic candidate for UC. SER-301 is a consortium of cultivated bacteria designed using our reverse translational discovery platform that incorporates analysis of microbiome biomarkers from human clinical data and preclinical assessments using human cell-based assays and in vitro/ex vivo and in vivo disease models. SER-301 is designed to reduce induction of pro-inflammatory activity, improve epithelial barrier integrity and TNF-α driven inflammation in intestinal epithelial cells, or IECs, and modulate UC-relevant anti-inflammatory, innate and adaptive immune pathways.  SER-301 is being produced using our advanced fermentation, formulation and delivery platforms.  It includes strains delivered in spore form, as well as strains cultivated in non-spore (vegetative) form and delivered using enterically-protected technology designed to release in the colon. In November 2020 we enrolled our first patient in the SER-301 Phase 1b study.  This initial clinical study of SER-301 is being conducted in Australia and New Zealand.

SER-155 is an oral microbiome therapeutic candidate, consisting of a consortium of cultivated bacteria, that we are advancing into clinical development. The rationale for this program is based in part on published clinical evidence from our collaborators at Memorial Sloan Kettering Cancer Center showing that allo-HSCT patients with decreased diversity of commensal microbes were significantly more likely to die due to infection and/or lethal graft versus host disease, or GvHD. SER-155 is a consortium of cultivated bacteria designed using our reverse translational discovery platform to prevent mortality due to gastrointestinal infections, bacteremia and GvHD in immunocompromised patients, including in patients receiving allo-HSCT or solid organ transplants. SER-155 is designed to decrease infection and translocation of antibiotic resistant bacteria in the gastrointestinal tract and modulate host immune responses to decrease GvHD. In November 2017, we were awarded a highly competitive grant from CARB-X to support continued preclinical research and early development work for SER-155. In 2019, Seres was awarded additional funding from CARB-X to support clinical development of SER-155, including support through investigational new drug application, or IND submission and Phase 1b evaluation. The 2019 CARB-X grant provides us with an additional $4.8 million of funding for research, manufacture, and IND submission, with potential for an additional $7.0 million for Phase 1b development, upon completion of milestones.  We expect to initiate clinical development of SER-155 in the first half of 2021.

SER-401 is an oral microbiome therapeutic candidate, consisting of a consortium of purified bacteria and comprising a bacterial signature similar to that observed in checkpoint inhibitor immunotherapy responders. In March 2019, the first patient was dosed in the Phase 1b clinical study with MD Anderson and the Parker Institute, to evaluate SER-401’s potential to augment the response of anti-PD-1 checkpoint inhibitor therapy. The study is designed to enroll 30 patients with metastatic melanoma who are being treated with nivolumab, an anti-PD-1 therapy. Patients are randomized at a 2-to-1 ratio to either SER-401 or placebo. The study’s primary endpoints are to evaluate safety and tolerability. Its secondary endpoints are to evaluate the correlation of microbiome biomarkers of response to various clinical and immunological outcome measures.

Seres continues to monitor the impact of the COVID-19 pandemic on company operations and ongoing clinical development activity, including on the SER-401 Phase 1b study in metastatic melanoma. We are working with MD Anderson and PICI to evaluate the potential impact to the SER-401 Phase 1b readout.

We have assembled a world class group of scientists, clinicians, directors and investors, who have established our leadership in the field of microbiome therapeutics. We were co-founded by Drs. Noubar Afeyan, David Berry and Geoffrey von Maltzahn of Flagship Pioneering. Through Flagship Pioneering’s contribution of foundational scientific concepts and intellectual property, assembly of our management team and critical early-stage support, we launched as the first company focused on the ecological nature of the microbiome. Led by Eric Shaff, our President and Chief Executive Officer, our experienced management team possesses core capabilities in microbiome therapeutics, drug development, commercialization, chemistry, manufacturing and controls, or CMC, public company management and finance. Our management team has extensive experience in microbial ecology, microbiology and live biological products, with over 25 years of experience studying the microbiome and over 60 published papers on the science of the microbiome. Additionally, our team has extensive experience in building out commercial capabilities in specialty diseases and has a track record for success in the commercialization of vaccine products, which have analogous manufacturing processes to that of microbiome therapeutics.

Our Strategy

Our goal is to remain the leading biopharmaceutical company developing and commercializing microbiome therapeutics to address significant unmet medical needs. We intend to focus in the near term on gaining FDA approval for SER-109 for recurrent CDI and continuing development of our highest priority clinical programs. Additionally, we continue to advance our differentiated microbiome drug discovery, development and manufacturing platforms and capabilities.

Advancing our Programs

•

Advancing the development of our lead product candidate, SER-109, for patients with recurrent CDI toward a BLA filing and product commercialization. In August 2020 we reported positive topline results from the interim analysis of the pivotal Phase 3 ECOSPOR III study evaluating SER-109 for recurrent CDI.  Those results showed that SER-109 administration resulted in a highly statistically significant absolute decrease of 30.2% in the proportion of patients who experienced a recurrence in CDI within eight weeks of administration versus placebo, the study’s primary endpoint. At eight weeks of treatment, 11.1% of patients administered SER-109 experienced a CDI recurrence, versus 41.3% of placebo patients. The study results were equally compelling when characterized by the alternative metric of sustained clinical response, where 88.9% of patients in the SER-109 arm achieved this objective at eight weeks. Subsequent  analyses from the completed Phase 3 study using the final statistically defined Intent-to-Treat population show that 12.4% of subjects experienced a recurrence, versus 39.8% on placebo which represents a relative risk of 0.32 (95% CI 0.18-0.58; p<.001), with an absolute risk reduction of 27% and a relative risk reduction of 69%. The percent on SER-109 with a sustained clinical response was approximately 88%. The number-needed-to treat was 3.7. In the same updated analysis, the 12 week rate of recurrence in the SER-109 arm was 18.0%, compared to a rate of 46.2% in the placebo arm, representing an absolute risk reduction of 28% (relative risk 0.40; 95% CI 0.24-0.65; p-value = 0.002), and thereby consistent with the results seen at eight weeks. Results across stratifications of age and antibiotics remained similar. The study’s efficacy results from all analyses exceeded the statistical threshold previously provided in consultation with the FDA that could allow this single clinical study to fulfill efficacy requirements for a biological license application, or BLA. The SER-109 safety results observed to-date were favorable, with an adverse event profile comparable to placebo. We are actively enrolling patients in our SER-109 open-label study, which also admits patients with a single recurrence of CDI, to expand the safety database to meet the FDA threshold of at least 300 patients. SER-109 has been granted both Orphan

Drug and Breakthrough Therapy designation by the FDA for the treatment of CDI. Breakthrough Therapy designation provides for intensive guidance from the FDA in an effort to expedite the drug development process.

•

Continuing clinical development of SER-287 for the treatment of UC. The clinical development of SER-287 to treat UC is supported by both clinical and preclinical studies in multiple animal models of colitis that provided evidence that SER-287 administration may result in reduced inflammation.  Published clinical reports suggest that modulation of the microbiome through repetitive FMT may lead to meaningful clinical response in certain UC patients. In December 2015, we initiated a Phase 1b clinical trial evaluating SER‐287 in patients with mild‐to‐moderate UC who were failing current therapies. In October 2017, we announced positive top-line results from our Phase 1b clinical trial of SER-287 in patients with UC. The SER-287 Phase 1b study, a randomized, double-blinded, placebo-controlled, multiple-dose, induction study enrolled patients with active mild-to-moderate UC, with Total Modified Mayo scores of 4 to 10. The study enrolled 58 patients at 20 sites across the United States. Study subjects exhibited pre-study disease activity despite use of current therapies in a majority of subjects, which included 5-amino-salacylic acid, low dose corticosteroids, or immunomodulatory therapy. Based on the encouraging data from the Phase 1b trial, in December 2018, we initiated our Phase 2b trial, ECO-RESET, evaluating SER-287 in patients with active mild-to-moderate UC. Based on feedback obtained from the FDA on the SER-287 Phase 2b study design, we believe the study, if successful, could serve as one of two required pivotal trials supporting potential future registration of SER-287. The Phase 2b study is a three-arm placebo-controlled trial of approximately 200 patients with active mild-to-moderate UC. Two groups of patients will receive different doses of SER-287, both following pre-conditioning with a short course of oral vancomycin. A third study arm will receive placebo. The study’s primary endpoint will evaluate clinical remission measured after 10 weeks of SER-287 administration. Endoscopic improvement will be measured as a secondary efficacy measure.  SER-287 has been granted Orphan Drug Designation for pediatric UC.

•

Developing SER-301 for the treatment of IBD. We are developing SER-301, a microbiome therapeutic candidate comprised of a consortium of cultivated bacteria, for the treatment of IBD leveraging pharmacokinetic and pharmacodynamic data from our SER-287 clinical trial, our knowledge of modulation of the microbiome seen in patients with UC, as well as insights from our SER-262 clinical study. In November 2020 we enrolled our first patient in the SER-301 Phase 1b study.  This initial clinical study of SER-301 is being conducted in Australia and New Zealand.

•

Developing SER-155 to prevent mortality from sepsis and graft-vs-host disease in patients undergoing allo-HSCT.  We have nominated the SER-155 lead candidate, a microbiome therapeutic comprised of a consortium of cultivated bacteria and are advancing the candidate into clinical development.  We expect to initiate clinical development of SER-155 in the first half of 2021.

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

Advancing Our Capabilities

•

Leveraging our leading reverse translation microbiome therapeutics platform to develop additional innovative and novel microbiome therapeutics across a range of serious medical conditions with high unmet need including infectious and inflammatory disease and disease associated with modulation of host immunity. We believe that the combination of experience, proprietary data and proprietary know-how related to the microbiome and of the production of microbial strains provides us a competitive advantage in the design and development of microbiome therapeutics. Our platform enables us to build upon our existing and growing clinical experience to rationally design treatments for acute and complex chronic diseases. We intend to leverage this advantage to develop additional innovative microbiome therapeutics.

•

Developing manufacturing capabilities sufficient to support commercialization of any approved microbiome therapeutic candidates. Microbiome therapeutic manufacturing requires capabilities that are distinct from other biologic drugs. We have made strategic investments in manufacturing capabilities to help ensure that we maintain control of our know-how and also because we believe these capabilities will be necessary and highly advantageous for the development of future microbiome therapeutic candidates. Our bioprocess and manufacturing personnel are focused on creating a platform of manufacturing expertise that will set the stage for further advances in the emerging field of microbiome therapeutics.

Our Microbiome Therapeutics Platform

We have developed the leading microbiome therapeutics platform which we believe enables us to apply our capabilities to efficiently identify, manufacture and develop novel microbiome therapeutics for serious human diseases. We use a reverse translational discovery platform that incorporates analysis of microbiome biomarkers from human clinical data and preclinical assessments using human cell-based assays and in vitro/ex vivo and in vivo disease models. Specifically, we start with data sets from both healthy subjects and subjects with disease to delineate at high-resolution the composition of the microbiome and physiological state of subjects and to identify specific microbiome and host signatures that associate with disease or the onset of disease. These in-human insights are leveraged in preclinical drug design and development.

Our discovery process begins with human data derived from clinical trials and cohort studies, which we use as a basis for target identification and the design of our microbiome therapeutic candidates. We compare healthy, normal colonic microbiomes to those in an unhealthy disrupted or disease state, revealing the ecological, compositional and functional differences between various states of disease and during the transition from health to disease or vice versa. Specifically, we identify at high-resolution, specific groups, species and strains of microbes as well as microbe-associated metabolites that are associated with disease states. These microbiome biomarkers are associated with host signatures and biomarkers of disease to identify disease targets for our microbiome therapeutics. Our clinical data from the SER-109, SER-262 and SER-287 programs, and microbiome data generated with external collaborators, serve to instruct us on how the introduction of certain keystone microbes have the potential to restructure the microbiome and modulate the metabolic state of the gut to shift it to a non-disease state.

We have developed a proprietary suite of assays and bioinformatics and computational tools, which facilitate our insights into the human microbiome. We have established proprietary, curated, reference databases and algorithms that: (i) integrate high-resolution genomic, metagenomic, metabolomic, and transcriptomic data sets, and data from in vitro and human cell-based assays, and in vitro/ex vivo and in vivo disease models, and (ii) enable us to track changes in the microbiome at the level of microbial species and individual strains and associate these changes with changes in the metabolic state of the gut and host physiology. Our analytics can integrate gene profiling and metabolomics data (the small molecules made by the microbiome) with genomic data (the collection of microbes defined by sequencing) to delineate microbiome biomarkers (the specific species or strains and functional pathways) that contribute to the state of disease or health.  Further, we have established de novo analytics for pharmacokinetic and pharmacodynamic assessments of microbiome therapeutics.

Our proprietary strain library of bacterial isolates from healthy donors and patients enables us to translate microbiome biomarker insights into defined consortia of bacteria.  The strain library contains bacterial species isolated from individuals that are either healthy or that have a disease. Seres has developed extensive isolation and cultivation know-how. The strain library contains a majority of the Human Microbiome Project’s “most wanted” and many novel species not described in other databases or the scientific literature.  The functional properties of strains are characterized using proprietary in vitro and ex vivo human cell-based assays as well as full-genome sequences and genome functional annotation.  Functional characterization of target strains includes properties such as how the bacteria interact with human colonic epithelial cells and human immune cells.  We also seek to understand how these microbes improve the health of barrier cells in the gut and how this may impact immune responses.

We select bacteria from our library with specific predicted properties using novel algorithms for in silico functional design and grow the compositions in the lab to be tested both in vitro/ex vivo models as delineated above and in in vivo animal models.  Our animal models include conventional mice, germ-free mice, and “humanized” mice that possess only bacteria derived from humans; these models were developed to minimize confounding variables presented by murine microbes.  Data from our in vitro/ex vivo and in vivo screens are analyzed and used to optimize compositional designs; introducing new bacterial strains and optimizing existing strains until we identify a lead composition suitable for clinical testing.

Finally, we manufacture the bacterial composition under current Good Manufacturing Practices, or cGMP, which are required by FDA and European regulators. We believe our unique manufacturing capacities position us to exploit the insights of our proprietary human data and the novel biology of species and strains that have not previously been used for therapeutics. We have optimized fermentation conditions to generate spores and enhance bacterial yields in anaerobic fermentation and have in-house capabilities to formulate both spores and live non-spore bacteria. Our manufacturing facility in Cambridge, Massachusetts was designed to be fit-for-purpose and is highly differentiated compared to the offerings of commercial contract research organizations. We continue working to address quality control requirements for our microbiome therapeutic candidates using proprietary microbiological and sequence-based testing schemes, including high-throughput quantitative analytics to assess the identity, potency, and purity of the final product. We intend to work with regulators to meet the requirements for product approval.

Taken together, we believe our platform, spanning drug discovery, preclinical translation, and novel manufacturing and quality control approaches, has enabled a field leading pipeline across a range of therapeutics areas.

Disease Overview and Our Product Pipeline

We believe our microbiome therapeutic candidates represent a novel approach with potential application across a broad range of human diseases. Our most advanced drug development program, SER-109, focuses on recurrent CDI. SER-109 has successfully completed a Phase 3 study and the product candidate has been designated as a Breakthrough Therapy and an Orphan Drug by the FDA for the treatment of CDI. We are actively enrolling patients in our SER-109 open-label study, which also is enrolling patients with either a single or multiple recurrence of CDI, to expand the safety database to meet the FDA specified threshold of at least 300 patients. SER-287 is being evaluated in a Phase 2 study for the treatment of active mild-to-moderate UC and has completed a Phase 1b study in the United States. SER-287 has been designated an Orphan Drug for pediatric UC by the FDA. We have designed SER-301, a microbiome therapeutic candidate comprised of a consortium of cultivated bacteria, for the treatment of UC. We are advancing SER-155 into clinical developments, and we are designing SER-401 for combination therapy with immune CPIs in cancer. We have also conducted early stage research on potential microbiome therapeutic candidates for the treatment of metabolic disorders, such as early-stage, non-insulin dependent diabetes, NASH, and metabolic syndrome. Research in these indications is focused on developing drugs that address specific functional defects in the microbiome, including the specific metabolic products made by the microbes. We believe this approach may enable pursuit of a range of disorders including various forms of liver disease and rare genetic diseases of metabolism.

CDI Overview and SER-109

Clostridioides difficile Infection

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

CDI is most often associated with the prior use of antibiotics, although age and poor immune status are important risk factors as well. Antibiotics are thought to decrease colonization resistance to CDI by disrupting the microbiome. Since C. difficile spores are able to survive for long periods of time outside the body, and because healthcare settings are often sites of significant antibiotic use, CDI is a leading cause of healthcare-associated infections in the US, with long-term care facilities specifically having some of the highest CDI rates. CDI is also a cause of morbidity and mortality among hospitalized cancer patients and bone marrow transplant patients as their immune systems are suppressed by cytotoxic drugs, which inhibit or prevent the functioning of cells, and they may be heavily treated with antibiotics to prevent or treat infections. More recently, the rise of community-acquired CDI has been recognized as a growing problem.

The Centers for Disease Control and Prevention, or CDC, has identified C. difficile as one of the top three most urgent antibiotic-resistant bacterial threats in the United States. It is the most common cause of hospital acquired infection in the United States, having overtaken MRSA. CDI is responsible for the deaths of over 20,000 Americans each year. There are approximately 453,000 cases of primary CDI within the United States each year and approximately 170,000 incidences of recurrent CDI. CDI is also costly to the healthcare system. According to a study published in Clinical Infectious Diseases, the economic burden of CDI in 2008 in U.S. acute care facilities alone was estimated to be as much as $4.8 billion. In addition, the average recurrent CDI treatment cost in the U.S. is estimated to be $34 thousand per patient, comprising mostly (88%) hospital-related costs (Rodrigues Infect Control Hosp Epidemiol 2017). The national incidence of CDI remains high despite declining from 476,000 in 2011 to 462,000 in 2017 (Guh, New England Journal of Medicine 2020). Further, according to a 2014 article in the American Journal of Infection Control, from 2001 to 2010, incidence of CDI per 1,000 patients discharged increased from 4.5 to 8.2 with an average hospital stay of eight days. Due to suboptimal approaches to treatment, patients with primary CDI have an approximate 20% - 25% change of recurrent infection increasing to greater than 40% after the first recurrence (Gerding, CID 2018; Lashner ACG 2020; Dubberke CID 2018). Based on an epidemiological study conducted by the CDC, the incidence of CDI in the United States, based on a positive toxin or molecular assay in patients who did not have a positive result in the previous 8 weeks, was estimated to be 453,000 (95% confidence interval, 397,100 to 508,500) (Lessa et. al., Burden of Clostridium difficile Infection in the United States, New England J. of Medicine, 2015).

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

Recurrent CDI, defined as the presence of diarrhea and a positive C. difficile stool assay within two to eight weeks following the initial episode, is not well addressed by any of the available antibiotics. The risk of recurrent CDI increases to greater than 40% after the first recurrence. In extreme cases, patients are treated continuously for years with vancomycin, even while they continue to experience gastrointestinal symptoms including diarrhea and abdominal discomfort.

Antibiotics have two major limitations: they have no effect on the spores that germinate in a disrupted microbiome and their use appears to exacerbate microbiome disruption, resulting in increased risk of future CDI. Research in animal models has shown that antibiotic use not only eliminates many healthy bacteria in the GI tract, but also leads to the release of nutrients that facilitate the growth of C. difficile. Antibiotics have also been shown to change the ratio of primary versus secondary bile acids in the colon by killing bacteria required to metabolize bile acids. This shift to a predominance of primary bile acids further facilitates the growth of C.

difficile, as it requires primary bile acids for germination of its spores. As a result, antibiotic use may induce a lasting microbiome disruption that makes it possible for C. difficile to colonize a person and then cause, or further perpetuate, disease.

Fecal microbiota transplantation.  FMT, also known as a stool transplantation, is an unapproved procedure during which donated stool, including fecal microbes, is typically instilled via colonoscopy into a patient with CDI. FMT presents several challenges for effective treatment of the disease. FMT has the potential to transmit infectious or allergenic agents between hosts, involves the transmission of hundreds of unknown strains of bacteria, fungi, viruses and potentially parasites from donor to subject, and is difficult to perform on a mass scale. In November 2019 the FDA held a public hearing to obtain input on the use of FMT to treat Clostridioides difficile infection not responsive to standard therapies. Presentations were made by the academic community and development companies regarding the current and future use of FMT. In January, 2020, we submitted comments to the docket for the meeting that recommended: 1) increased scrutiny and regulation of unapproved, commercially available FMT that does not comply with IND requirements; 2) implementation of guidance for establishing safety of source materials for all microbiome products; and 3) safety and efficacy of all microbiome products to reduce recurrent CDI must be based on adequate and well controlled clinical trials including accurate assurance of diagnosis of the disease state – specifically toxin testing.

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

Antibodies. Bezlotoxumab a fully human monoclonal antibody directed against C. difficile toxin B was approved in the United States in October 2016 and in Europe in 2017 for the treatment of CDI. The antibody demonstrated 10% absolute risk reduction in preventing recurrence of CDI. Antibodies bind toxins to alleviate the symptoms of CDI, but they do not address the underlying disruption of the microbiome, which we believe is the cause of recurrent CDI. Bezlotoxumab requires intravenous infusion.

SER-109

SER-109 is an oral microbiome therapeutic candidate consisting of a consortium of highly purified Firmicute spores from healthy screened donors. SER-109 is designed to prevent further recurrences of CDI in patients with a history of multiple infections by restructuring the disrupted microbiome to a state that resists C. difficile colonization and growth.  SER-109, if approved, is intended to treat individuals with recurrent CDI, a patient population which includes approximately 170,000 individuals per year in the United States.  We completed enrollment with 182 patients with multiply recurrent CDI in ECOSPOR III. All patients who entered ECOSPOR III were required to have tested positive for C. difficile toxin. This inclusion criterion was implemented in an effort to ensure enrollment of only patients with active infection rather than simple colonization. The study was designed to evaluate patients for 24 weeks with the primary endpoint of comparing the C. difficile recurrence rate in subjects who receive SER-109 verses placebo at up to eight weeks after dosing. The SER-109 manufacturing purification process is designed to remove unwanted microbes thereby reducing the risk of pathogen transmission beyond donor screening alone.

In August 2020, we reported positive topline results from the interim analysis of the pivotal Phase 3 ECOSPOR III study evaluating SER-109 for recurrent CDI.  Those results showed that SER-109 administration resulted in a highly statistically significant absolute decrease of 30.2% in the proportion of patients who experienced a recurrence in CDI within eight weeks of administration versus placebo, the study’s primary endpoint, and which remained consistent at 12-weeks end point with a 31.1% absolute decrease. At eight weeks of treatment, 11.1% of patients administered SER-109 experienced a CDI recurrence, versus 41.3% of placebo patients. The study results were equally compelling when characterized by the alternative metric of sustained clinical response, where 88.9% of patients in the SER-109 arm achieved this objective at eight weeks.  Subsequent  analyses from the completed Phase 3 study using the final statistically defined Intent-to-Treat population show that 12.4% of subjects experienced a recurrence, versus 39.8% on placebo, which represents a relative risk of 0.32 (95% CI .018-0.58; p<.001), with an absolute risk reduction of 27% and an relative risk reduction of 69%. The percent on SER-109 with a sustained clinical response was approximately 88%. The number-needed-to treat was 3.7. In the same updated analysis the 12 week rate of recurrence in the SER-109 arm was 18.0%, compared to a rate of 46.2% in the placebo arm, representing an absolute risk reduction of 28% (relative risk 0.40; 95% CI 0.24-0.65; p-value = 0.002), and thereby consistent with the results seen at eight weeks.  Results across stratifications of age and antibiotics remained similar. The study’s efficacy results from all analyses exceeded the statistical threshold previously provided in consultation with the FDA that could allow this single clinical study to fulfill efficacy requirements for a biological license application, or BLA. The efficacy remained durable through twenty-four weeks of follow-up.

The SER-109 safety results observed to-date were favorable, with an adverse event profile comparable to placebo.  We are actively enrolling patients in our SER-109 open-label study, which is enrolling patients with single or multiple recurrences of CDI, to expand the safety database to meet the FDA threshold of at least 300 patients.

Phase 1b/2 clinical study design

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

Phase 1b/2 clinical study results

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

Phase 2 clinical study design

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

Phase 2 clinical study results

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

The most commonly reported AEs in both the SER-109 and placebo arms were in the GI category, and were diarrhea (25% vs 14%), abdominal pain (22% vs 14%), flatulence (12% vs 3%), and nausea (10% vs 10%), for SER-109 and placebo, respectively. No drug-related SAEs were observed. The SER-109 analyses were shared with the FDA. Based on feedback received from the FDA, a new Phase 3 SER-109 clinical study in patients with multiply recurrent CDI was initiated. Study participants were randomized 1:1 between SER-109 and placebo and received a total dose that is approximately 10-fold higher than in the Phase 2 study, administered over three consecutive days. Diagnosis of CDI for both study entry and for endpoint analysis was confirmed by C. difficile cytotoxin assay, compared to the first Phase 2, where most patients were diagnosed by polymerase chain reaction, or PCR.

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

From our reanalysis of the phase 1b/2 and 2 trials, we learned that there is a dose-dependent response governing early SER-109 pharmacokinetics, with increased engraftment associated with successful CDI resolution through 8 weeks. In the Phase 2 trial, SER-109 was dosed at 1 × 108 spores based on equivalent clinical outcomes and week 8 engraftment measures observed between the phase 1 dosing cohorts. However, our integrated analysis of both trials revealed that (1) engraftment kinetics at week 1 were of greater importance for reducing rCDI than later time points, (2) week 1 engraftment was highly variable in Phase 2 subjects, and (3) rapid engraftment was dependent on dose, which was clearly suboptimal in the Phase 2 trial (McGovern, 2020; Young, 2020). We hypothesized that rapid engraftment of a microbiome therapeutic may be critical to efficacy since CDI recurrence usually occurs within 1–3 weeks of antibiotic discontinuation, the “window of vulnerability”; consistent with this hypothesis, in the Phase 2 trial, greater engraftment of SER-109 species at week 1 was correlated with reduced CDI rates. This correlation was not previously appreciated due to the use of lower resolution 16S rRNA gene amplicon–based methods used in the Phase 1b/2 study for determining drug engraftment (Khanna, 2016).

Phase 3 clinical study design

In June 2017 we initiated a Phase 3 clinical study of SER-109 in patients with multiply recurrent CDI. Study participants were randomized 1:1 between SER-109 and placebo. Diagnosis of CDI for both study entry and for endpoint analysis utilizes a C. difficile cytotoxin assay, compared to the Phase 2 clinical study, where most patients were diagnosed by PCR. Patients in the SER-109 arm received a total SER-109 dose, administered over three days, approximately 10-fold higher than the dose used in the Phase 2 clinical study to drive rapid engraftment of SER-109 bacteria in treated patients. The study evaluated patients for 24 weeks and the primary endpoint was to compare the C. difficile recurrence rate in subjects who receive SER-109 verses placebo at up to eight weeks after dosing. CDI recurrence is defined as diarrhea (>3 unformed bowel movements/day for 2 or more consecutive days), a positive CDI toxin test, and the decision by the primary investigator that antibiotic treatment is warranted. The study was conducted at approximately 100 sites in the United States and Canada.

Phase 3 clinical study results

The study enrolled 182 patients with multiply recurrent CDI.  The analysis reported in August 2020 on the dataset locked for the interim analysis showed that SER-109 administration resulted in a highly statistically significant absolute decrease of 30.2% in the proportion of patients who experienced a recurrence in CDI within eight weeks of administration versus placebo, the study’s primary endpoint, and which remained consistent at 12-weeks end point with a 31.1% absolute decrease. At eight weeks of treatment, 11.1% of patients administered SER-109 experienced a CDI recurrence, versus 41.3% of placebo patients. The study results were equally compelling when characterized by the alternative metric of sustained clinical response, where 88.9% of patients in the SER-109 arm achieved this objective at eight weeks. Subsequent analyses from the completed Phase 3 study using the final statistically defined Intent-to-Treat population show that 12.4% of subjects experienced a recurrence, versus 39.8% on placebo, which represents a relative risk of 0.32 (95% CI 0.18-0.58; p<.001), with an absolute risk reduction of 27% and a relative risk reduction of 69%. The percent on SER-109 with a sustained clinical response was approximately 88%. The number-needed-to treat was 3.7. In the same updated analysis, the 12 week rate of recurrence in the SER-109 arm was 18.0%, compared to a rate of 46.2% in the placebo arm, representing an absolute risk reduction of 28% (relative risk 0.40; 95% CI 0.24-0.65; p-value = 0.002), and thereby consistent with the results seen at eight weeks.  Results across stratifications of age and antibiotics remained similar. The study’s efficacy results related to the primary endpoint from all analyses exceeded the statistical threshold previously provided in consultation with the FDA that could allow this single clinical study to fulfill efficacy requirements for a biological license application, or BLA.  The efficacy remained durable through twenty-four weeks of follow-up.

The SER-109 safety results observed to-date were favorable. SER-109 was well-tolerated through week 8, with a safety profile comparable to placebo.  There was no clinically meaningful imbalance in incidence of adverse events between SER-109 and placebo arms.  Overall incidence of patients who experienced treatment-emergent adverse events, or TEAEs, was 92.2% for SER-109 and 91.3% for placebo.  SER-109 had no related serious treatment-related adverse events and no treatment related infections.  The most commonly observed TEAEs were gastrointestinal disorders, the majority of which were mild to moderate in nature.

The study data examined the pharmacokinetics (i.e., drug bacterial species engraftment) and pharmacodynamics (i.e., metabolic changes) following SER-109 dosing. The data demonstrate that SER-109 administration resulted in the rapid and durable engraftment of SER-109-derived bacterial species into the gastrointestinal tract as soon as one week following dosing, and that this engraftment was maintained at subsequent timepoints evaluated, including at the eight-week timepoint corresponding to the study’s primary endpoint and the 24-week safety follow-up timepoint. The presence of SER-109 bacterial species was significantly greater (p<0.001) in SER-109 treated patients than in placebo patients at all timepoints evaluated. Significant differences were maintained in predefined subpopulation analyses of age and antibiotic use. Seres utilized advanced microbiome biomarker analytics and proprietary genomic reference datasets to identify, at a resolution of bacterial species, the gastrointestinal microbiome signatures associated with SER-109 engraftment.

SER-109 administration also resulted in modulation of the gastrointestinal metabolic landscape. Notably, data demonstrated a significant decrease in primary bile acids (p=0.038) and an increase in secondary bile acids (p<0.001) by one-week post-dosing; significant differences were maintained through week eight for secondary bile acids. Notably, SER-109 subjects had less variance across subjects in bile acid response than placebo subjects. Observations for both primary and secondary bile acids were maintained in predefined subpopulation analyses of age and antibiotic use. All microbiome analyses were conducted according to the treatment subjects actually received. Published research as well as preclinical studies have demonstrated that primary bile acids support germination of C. difficile spores that are the source of disease recurrence. In contrast, secondary bile acids have been reported to inhibit germination and the growth of C. difficile (Theriot and Young, Annu. Rev. Microbiol. 2015).

Manufacturing.

SER-109 is a purified consortium of Firmicute spores produced through a process of extraction from a natural human stool source, obtained from qualified, highly screened donors. The donor raw material is collected in a controlled setting, under a protocol that is designed to ensure that donors meet appropriate qualification criteria.

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

We initially process the donor material in a Cambridge manufacturing facility, and then transfer the process intermediate to a contract manufacturing organization, or CMO, to isolate and concentrate SER-109 for finishing to the oral capsule dosage form. The purified drug substance is tested for identity, potency and purity, and subsequently formulated into drug product where it is again tested for identity, potency, purity, and pharmaceutical properties. The final drug product dosage form is four hard capsules daily for 3-days. Steps are specifically built into the process to remove and kill non-spore microbes. We have conducted validation studies demonstrating the ability of the process to inactivate and clear hypothetical extraneous pathogens of concern, and we believe we have sufficient data from these studies to support ongoing and proposed clinical trials.

We believe we can address market demand with a relatively small-scale manufacturing process. If approved, we anticipate that we will be able to produce a sufficient commercial supply of SER-109 to meet estimated demand in the United States using donations from a modest number of donors.

Ulcerative Colitis, SER-287 and SER-301

UC is a relapsing-remitting chronic inflammatory disorder affecting the mucosal surface of the colon, leading to episodes of bloody diarrhea, urgency and mucosal inflammation (Danese and Fiocchi, 2011), which generally begins in young adulthood and endures for life. As the disease mostly affects young and middle-aged individuals, a time of peak reproductive and economic productivity, the disease leads to decreased quality of life in those affected by the condition, high morbidity, and significant health economic burden. (Ghosh and Mitchell, 2007; Kappelman et al., 2008; Rubin et al., 2014; Theede et al., 2015) The incidence of UC is rising worldwide, and the prevalence of the disease is highest in the United States, Canada, and Europe. In the United States alone, the prevalence of UC in adults is estimated to be 263 per 100,000, while in the pediatric population (age <20 years), prevalence of the disease is estimated to be 33.9 per 100,000. (Kappelman et al., 2013)

UC is characterized by recurring episodes of inflammation limited to the mucosal layer of the colon. The severity of symptoms, diarrhea associated with blood and abdominal pain, may range from mild disease to severe disease with more than 10 stools per day with severe cramps and continuous bleeding. The severity, extent, and duration of disease are also risk factors for developing colon cancer, which occurs at a rate as high as 0.5-1.0% per year, an important complication given the young age at which the disease strikes. Patients with UC also experience increased risk of CDI and primary sclerosing cholangitis, compared to the general population.

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

SER-287

Given the modulation of the microbiome seen in UC patients, studies have explored the use of FMT to treat UC. (Angelberger et al., 2013; Colman and Rubin, 2014; Kump et al., 2013; Kunde et al., 2013; Moayyedi et al., 2015; Paramsothy et al., 2017; Costello SP et al JAMA 2019). Early reports of enhanced clinical remission and endoscopic improvement with repetitive FMT compared to placebo motivated the preclinical development and clinical testing of SER-287.

SER-287, an oral microbiome therapeutic candidate consisting of a consortium of highly purified Firmicute spores, is designed to normalize the gastrointestinal microbiome of individuals with UC. In December 2018, we commenced a three-arm placebo-controlled Phase 2b clinical trial that was designed to evaluate SER-287 in approximately 201 patients with mild-to-moderate UC.  Two groups of patients are receiving different doses of SER-287, both following pre-conditioning with a short course of oral vancomycin. A third study arm will receive placebo. The study’s primary endpoint will evaluate clinical remission measured after 10 weeks of SER-287 administration. Patients then enter a 2-week exploratory maintenance follow-up period.  Endoscopic improvement will be measured as a secondary efficacy measure.  Based on feedback from the FDA, if the data from this trial is positive, we expect that the Phase 2b clinical trial could be one of two pivotal trials to enable a BLA to be submitted for SER-287 for the treatment of UC.

There are approximately 700,000 UC patients in the United States and fewer than one-third of patients on current therapies achieve remission. Approved treatments are often inadequate to control disease activity and are often associated with significant side effects, including immunosuppression. We believe that SER-287 may address underlying drivers of inflammation in UC and, based on the favorable tolerability profile observed in our clinical trials of SER-287, we believe has the potential to be developed as both a foundational monotherapy, as well as a combination therapy with other UC drugs. SER-287 has been granted Fast Track Designation by the FDA for the induction and maintenance of clinical remission in adult subjects with active mild-to-moderate UC.  SER-287 has been designated an Orphan Drug for pediatric UC by the FDA.

Further details of Phase 1b clinical study design

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

Patients were randomized to one of four study arms:

•	Pre-conditioning with placebo for 6 days, followed by weekly dosing of SER-287 for 8 weeks
•	Pre-conditioning with placebo for 6 days, followed by daily dosing with placebo for 8 weeks
•	Pre-conditioning with vancomycin for 6 days, followed by daily dosing of SER-287 for 8 weeks
•	Pre-conditioning with vancomycin for 6 days, followed by weekly dosing of SER-287 for 8 weeks

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

This study was designed to provide evidence of safety of SER-287 compared to placebo for the UC population, describe the changes in the microbiome as a result of treatment with SER-287 and provide potential predictive biomarkers for future studies. UC is characterized by a decrease in microbial diversity and richness, with a lower prevalence of spore-forming organisms within the phylum Firmicutes. Preliminary data using repetitive enema FMT suggest that microbial interventions can affect clinical outcomes in UC, and this study evaluated whether the ecology of bacterial spores in SER-287 could correct the modulation of the microbiome in UC, increase microbial diversity and safely lead to a clinical response in UC patients with mild-to-moderate disease.

Phase 1b clinical study results

Results were analyzed using the intent to treat, or ITT, “missing equals failure” analysis and the ITT “observed case” analysis methods.  The ITT “missing equals failure” analysis, included all 58 randomized subjects. For this analysis, incalculable clinical endpoints due to missing data, UC medication added due to UC flare during the treatment period and discontinuation from the trial prior to Day 48 were considered as not achieving the clinical endpoints (worst outcome).  However, if the end-of-trial endoscopy at Day 48, or later, was available, and the subject did not take additional UC medication due to UC flare, then the observed data was used to define success or failure for the subject. A period of 48 days of microbiome therapy was considered sufficient treatment to estimate the outcome of clinical endpoints and was prespecified. The ITT “observed case” analysis included 53 of 58 subjects randomized, excluding those who were missing their end-of-treatment endoscopies and used the observed data to define success or failure for each subject in the analysis. A paper titled “A Phase 1b Safety Study of SER-287, a Spore-Based Microbiome Therapeutic, For Active Mild-To-Moderate Ulcerative Colitis” was published as the highlighted over article in the January 2021 print edition of the leading journal Gastroenterology including data analysis from the Phase 1b trial of Ser-287 demonstrating that SER-287 administration was associated with positive impacts on clinical remission, endoscopic improvement, modulation of the gastrointestinal microbiome, and a favorable safety profile.

Clinical efficacy results

In the “missing equals failure” analysis, remission showed a statistically significant improvement in the vancomycin pre-conditioning / SER-287 once-daily dosing arm as compared to the placebo/placebo daily arm: 40% (6 of 15 in SER-287) vs 0% (0 of 11 in placebo); change from placebo of 40.0% (95% confidence interval: 15.2%, 64.8%), (p-value, 0.0237). (See Figure 1).

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

A paper titled “A Phase 1b Safety Study of SER-287, a Spore-Based Microbiome Therapeutic, For Active Mild-To-Moderate Ulcerative Colitis” was published as the highlighted over article in the January 2021 print edition of the leading journal Gastroenterology including data analysis from the Phase 1b trial of Ser-287 demonstrating that SER-287 administration was associated with positive impacts on clinical remission, endoscopic improvement, modulation of the gastrointestinal microbiome, and a favorable tolerability profile

Microbiome results showed engraftment of SER-287-derived bacterial species in patients pre-conditioned with vancomycin who received SER-287. The degree of SER-287 engraftment, as measured by the number of detectable SER-287-derived bacterial species, increased in a dose-dependent manner, with daily dosing providing the most rapid and robust change in patients’ microbiome. Engraftment was maintained during the entire dosing period and was observed four weeks after the last dose of SER-287 was administered. Thus, engraftment was durable. Changes in the composition of the GI microbiome were associated with clinical remission and further associated with changes in stool metabolite and intestinal biopsy gene expression signatures associated with inflammation and immune modulation. Vancomycin pre-conditioning, as compared to placebo pre-conditioning, led to an immediate reduction of microbiome diversity followed by rapid and robust engraftment of SER-287-derived bacterial species. These data suggest that vancomycin pre-conditioning opens ecological niches for SER-287 engraftment in the human microbiome of patients with UC.

Phase 2b clinical study design

Based on feedback from the FDA, we believe that the results from the SER-287 Phase 2b ECO-RESET study in conjunction with data from a second pivotal study designed to also evaluate maintenance, could enable submission of a SER-287 Biologics License Application.

The Phase 2b study, initiated in December 2018, is a three-arm placebo-controlled trial of approximately 200 patients with active mild-to-moderate UC. Two groups of patients will receive different doses of SER-287, both following pre-conditioning with a short course of oral vancomycin. A third study arm will receive placebo. The study’s primary endpoint will evaluate clinical remission measured after 10 weeks of SER-287 administration. Endoscopic improvement will be measured as a secondary efficacy measure.

SER-301

SER-301, is an investigational, oral, microbiome therapeutic candidate comprised of a consortium of cultivated bacteria for the treatment of mild-to-moderate ulcerative colitis (UC). SER-301 is a consortium of cultivated bacteria designed using our reverse translational discovery platform that incorporates analysis of microbiome biomarkers from human clinical data and preclinical assessments using human cell-based assays and in vitro/ex vivo and in vivo disease models. SER-301 is designed to reduce induction of pro-inflammatory activity, improve epithelial barrier integrity and TNF-α driven inflammation in IECs, and modulate UC-relevant anti-inflammatory, innate and adaptive immune pathways. SER-301 is being produced by our advanced fermentation, formulation and delivery platforms.  It includes strains delivered in spore form, as well as strains fermented in non-spore (vegetative) form and delivered using enterically-protected technology designed to release in the colon.

Phase 1b clinical study design.

The SER-301 Phase 1b study is being conducted in Australia and New Zealand in subjects with mild-to-moderate UC and is designed to include approximately 65 patients distributed across two cohorts. A first open-label cohort of 15 subjects will evaluate safety and pharmacokinetics (PK), as measured by bacterial engraftment. In the second cohort, 50 subjects will be randomized to receive either SER-301 or placebo, with a 3:2 randomization, respectively. The study utilizes an independent blinded central reader for the endoscopic component. The objectives for this cohort are to evaluate safety and PK, clinical remission, and other measures of drug pharmacology and efficacy will be evaluated as secondary endpoints.

Other Programs

SER-155

SER-155, an oral consortium of cultivated bacteria is a microbiome therapeutic candidate that we are advancing into clinical development. The rationale for this program is based in part on published clinical evidence from our collaborators at Memorial Sloan Kettering Cancer Center showing that allo-HSCT patients with decreased diversity of commensal microbes are significantly more likely to die due to infection and/or lethal graft versus host disease, or GvHD. SER-155 is consortia of cultivated bacteria designed using our reverse translational discovery platform to prevent mortality due to gastrointestinal infections, bacteremia and GvHD in immunocompromised patients, including in patients receiving allogeneic hematopoietic stem cell transplantation (allo-HSCT) or solid organ transplants. SER-155 is designed to decrease infection and translocation of antibiotic resistant bacteria in the gastrointestinal tract and modulate host immune responses to decrease GvHD. In November 2017, we were awarded a highly competitive grant from CARB-X to support continued preclinical research and early development work for SER-155. In 2019, Seres was awarded additional funding from CARB-X to support clinical development of SER-155, including support through IND filing and Phase 1b evaluation. The 2019 CARB-X grant provides us with an additional $4.8 million of funding for research, manufacture, and IND submission, with potential for an additional $7.0 million for Phase 1b development, upon completion of milestones.  We expect to initiate clinical development of SER-155 in the first half of 2021.

SER-401

We are also developing SER-401, for use with CPIs in patients with solid tumors to enhance efficacy and improve survival. SER-401, an oral consortium of purified bacteria is a microbiome therapeutic candidate comprising a bacterial signature similar to that observed in checkpoint inhibitor immunotherapy responders. In March 2019, the first patient was dosed in the Phase 1b clinical study with MD Anderson and PICI, to evaluate SER-401’s potential to augment the response of anti-PD-1 checkpoint inhibitor therapy. The study is designed to enroll 30 patients with metastatic melanoma who are being treated with nivolumab, an anti-PD-1 therapy. Patients are randomized at a 2-to-1 ratio to either SER-401 or placebo. The study’s primary endpoints are to evaluate safety and tolerability. Its secondary endpoints are to evaluate the correlation of microbiome biomarkers of response to various clinical and immunological outcome measures.

We continue to monitor the impact of the COVID-19 pandemic on company operations and ongoing clinical development activity, including on the SER-401 Phase 1b study in metastatic melanoma. Mitigation activities to minimize COVID-19-related operation disruptions are ongoing, however, given the severity and evolving nature of the situation, the timing of the SER-401 Phase 1b clinical readout is uncertain.

Sales and Marketing

If SER-109 is approved in the United States and Canada, we believe it can be commercialized with a focused specialty sales force that will target gastrointestinal and infectious disease physicians, which are the two primary groups of physicians who treat recurrent CDI patients. In preparation for ECOSPOR III regulatory submissions, we have initiated commercial readiness activities that include: C. difficile market assessments, publication and presentation planning, stakeholder and advocacy relationship mapping, brand name selection, and initiation of payer and reimbursement strategic planning.

In January 2016, we entered into an agreement with Nestec Ltd., which was succeeded in interest by Société des Produits Nestlé S.A., or Nestlé, for the development and commercialization outside of the United States and Canada of our product candidates in development for CDI and IBD, including UC and Crohn’s disease. The agreement will support the development of our portfolio of products for CDI and IBD in markets outside of the United States and Canada and provide financial support for our ongoing research and development.

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

•

Formulation. Our microbiome therapeutic candidates are combinations of bacteria and can be administered by a number of methods and by different routes. The primary goal in developing a formulation is to deliver bacteria to the intended location in a condition where they are able to replicate and modulate the microbiome. Formulation development generally uses approved excipients and preservatives, and will include screening of liquid, solid, and suspension formulations to maximize the opportunity for extended stability with minimal cold-chain requirements.  Dosage forms for oral products may be capsules, tablets, sachets, or liquid containers.

•

Analytical. We are addressing quality control requirements for our microbiome therapeutic candidates using proprietary microbiological, chemical, biochemical, and molecular sequence-based testing schemes. We have available and are further developing quality control and in-process analytical tools that can quantitatively measure the composition of spore, vegetative microbe and spore/vegetative combinations, which we believe enable a wide variety of drug products to be manufactured. Throughout the bioprocess and formulation development platform we use and will expand on quantitative analytics to assess the identity, potency and purity of the final product.

We currently have a 10,000 square foot cGMP manufacturing facility at our headquarters where we conduct cGMP manufacture of therapeutic candidates to support drug substance and drug product for early phase and small-scale clinical supplies and with the ability to perform both drug substance and drug product manufacturing for early and late-phase clinical development and at larger scales of operation. We may establish further manufacturing facilities that will serve late-phase clinical and commercial supply for our product candidates. We may do this by expanding our current facilities, or by purchasing or building additional facilities. We also use contract manufacturing and testing organizations to supplement our internal capacity.

Material Agreements

Collaboration Agreements

Agreement with Nestlé

In January 2016, we entered into the Collaboration and License Agreement, or the License Agreement, with Nestec, Ltd., which was succeeded in interest by Société des Produits Nestlé S.A., or Nestlé, an affiliate of Nestlé Health Science US Holdings, Inc., both of which are significant stockholders of ours, for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. The License Agreement will support the development of our portfolio of products for CDI and IBD in markets outside of the United States and Canada, or the Licensed Territory. We have retained full commercial rights to our entire portfolio of product candidates with respect to the United States and Canada.

Under the License Agreement, we granted to Nestlé an exclusive, royalty-bearing license to develop and commercialize, in the Licensed Territory, certain products based on our microbiome technology that are being developed for the treatment of CDI and IBD, including SER-109, SER-262, SER-287 and SER-301, or collectively, the Nestlé Collaboration Products. The License Agreement sets forth our and Nestlé’s respective obligations for development, commercialization, regulatory and manufacturing and supply activities for the Nestlé Collaboration Products with respect to the licensed fields and the Licensed Territory.

In exchange for the license, Nestlé made an upfront cash payment to us of $120.0 million. Nestlé also agreed to pay us tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of Nestlé Collaboration Products in the Licensed Territory. Under the License Agreement we are eligible to receive up to $285.0 million in development milestone payments, $375.0 million in regulatory payments and up to an aggregate of $1,125.0 million for the achievement of certain commercial milestones related to the sales of Nestlé Collaboration Products.

In November 2018, we executed a letter agreement with Nestlé, or the Letter Agreement, modifying certain terms of the License Agreement. Under the Letter Agreement, Nestlé agreed to accelerate the payment of the $20.0 million Phase 3 commencement milestone to be payable upon the commencement of the Phase 2b study for SER-287. Further, based on the results of the Phase 2b study, the Letter Agreement modifies certain terms and conditions related to the extent and timing of expense reimbursement associated with the ongoing SER-287 clinical trials. The Phase 2b study was initiated and the $40.0 million of milestone payments were received in December 2018.

To date, we have received $80.0 million in development milestones under the License Agreement with Nestlé.

Agreement with AstraZeneca

In March 2019, we entered into a Research Collaboration and Option Agreement, or the Research Agreement, with MedImmune, LLC, a wholly owned subsidiary of AstraZeneca Inc., or AstraZeneca to conduct certain research and development activities with the goal of advancing the mechanistic understanding of the microbiome in augmenting the efficacy of cancer immunotherapy, including potential synergy with AstraZeneca compounds in accordance with a mutually agreed research plan. AstraZeneca bore all costs of conducting its activities under the Research Agreement and reimbursed us for certain of our costs incurred under the Research Agreement and paid us a total of $20.0 million in three equal installments, the first of which we received in April 2019, the second of which we received in December 2019 and third of which we received in January 2021.

In December 2020, we received written notice from AstraZeneca that they elected to terminate the Research Agreement by and in accordance with its terms. The termination of the Research Agreement will be effective on April 2, 2021 (the “Termination Date”), which is 120 days from the date of the termination notice.

Loan and Security Agreement with Hercules

In October 2019, we entered into a loan and security agreement with Hercules, pursuant to which a term loan in an aggregate principal amount of up to $50.0 million, or the Term Loan Facility, is available to us in three tranches. We received the first tranche of $25.0 million upon signing the agreement on October 29, 2019. We did not meet the milestone requirements for the second tranche under the Term Loan Facility, and as such, the additional amount up to $12.5 million is not available for us to borrow. The third tranche, which allows us to borrow an additional $12.5 million, will be available upon Hercules’ approval on or prior to June 30, 2021.

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

Government Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs and biologics such as those we are developing. We, along with our contract manufacturers, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory authorities of the countries in which we wish to conduct studies or seek approval for our product candidates. The process of obtaining regulatory approvals and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

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

The process required by the FDA before our biologic product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s good laboratory practice, or GLP, regulations;
•	submission to the FDA of an IND, which must become effective before clinical trials in the United States may begin;
•	approval by an institutional review board, or IRB, or ethics committee at each clinical site before a trial is commenced;
•

performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the product candidate for each proposed indication, conducted in accordance with the FDA’s good clinical practice, or GCP, regulations;

•	preparation and submission to the FDA of a BLA after completion of all pivotal trials;
•	satisfactory completion of an FDA Advisory Committee review, if applicable;
•	determination by FDA within 60 days of its receipt of a BLA to file the application for review;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP regulations, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with GCPs; and

•	FDA review and approval of the BLA prior to any commercial marketing, sale or shipment of the product.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

Preclinical and Clinical Trials

Once a product candidate is identified for development, it enters the preclinical testing stage. Preclinical studies include laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, which must be conducted in accordance with GLP requirements. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational new drug to humans. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Submission of an IND may result in the FDA not allowing clinical trials to commence or not allowing clinical trials to commence on the terms originally specified in the IND. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development, and the FDA must grant permission, either explicitly or implicitly by not objecting, before each clinical trial can begin.

Clinical trials involve the administration of the product candidate to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol must be submitted to the FDA as part of the IND. An independent institutional review board, or IRB, for each investigator site proposing to participate in a clinical trial must also review and approve the clinical trial before it can begin at that site, and the IRB must monitor the clinical trial until it is completed. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

For purposes of BLA approval, clinical trials are typically conducted in three sequential phases, which may overlap or be combined.

•

Phase 1 — The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

•

Phase 2 — The investigational product is typically administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks.

•

Phase 3 — The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

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

BLA Submission and FDA Review

The results of preclinical studies and clinical trials, together with other detailed information, including extensive manufacturing information and information on the composition of the biologic, are submitted to the FDA in the form of a BLA requesting approval to market the biologic for one or more specified indications. The BLA must include all relevant data available from preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by independent investigators. The submission of a BLA requires payment of a substantial user fee unless a waiver is granted or exemption applies.

Each BLA submitted to the FDA is reviewed for administrative completeness and reviewability within 60 days of the FDA’s receipt of the application. If the BLA is found to be complete, the FDA will file the BLA, triggering a full review of the application. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission. In this event, the BLA must be resubmitted with the additional information.

Once a BLA has been accepted for filing, the FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing, but the overall timeframe is often extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether the biological product is safe, pure and potent and whether the facility or facilities in which it is manufactured meet standards designed to assure the product’s continued safety, purity and potency. The FDA may also refer the application to an Advisory Committee for review, evaluation, and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

Before approving a BLA, the FDA will inspect the facility or the facilities at which the biologic product is manufactured and will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA may inspect one or more clinical sites to assure that such trials were conducted in compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information, and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy implemented to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited Development and Review Programs

The FDA maintains several programs intended to facilitate and expedite development and review of new biologics designed to address unmet medical needs in the treatment of serious or life- threatening diseases or conditions. These programs include Fast Track designation, Breakthrough Therapy designation, Priority Review designation and Accelerated Approval, and the purpose of these programs is to expedite the development and review of qualifying product candidates.

A new biologic is eligible for Fast Track designation if it is intended to treat a serious or life- threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. Fast Track designation provides increased opportunities for sponsor meetings with the FDA during preclinical and clinical development, in addition to the potential for rolling review, meaning that the agency may review portions of the marketing application before the sponsor submits the complete application, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA. Product candidates receiving Fast Track status may also be eligible for Priority Review, if the relevant criteria are met.

In addition, a biologic product candidate may be eligible for Breakthrough Therapy designation if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy designation provides all the features of Fast Track designation in addition to intensive guidance on an efficient development program beginning as early as Phase 1, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate.

Any product candidate submitted to the FDA for approval, including a product candidate with Fast Track or Breakthrough Therapy designation, may also be eligible for additional FDA programs intended to expedite the review process, including Priority Review designation and accelerated approval. A BLA is eligible for Priority Review if the product candidate has the potential to provide a significant improvement in safety or effectiveness in the treatment, diagnosis or prevention of a serious disease or condition. Additionally, product candidates are eligible for accelerated approval if they can be shown to have an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality which is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Accelerated approval is usually contingent on a sponsor’s agreement to conduct additional post-approval studies to verify and describe the product’s clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Any biologics manufactured or distributed pursuant to FDA approvals remain subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences associated with the product. Manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP, which impose certain procedural and documentation requirements upon manufacturers and contract manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, requirements for post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS programs. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters, untitled lets, or holds on clinical trials;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products;
•	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•	mandated modification of promotional materials and labeling and the issuance of corrective information;
•	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•	injunctions or the imposition of civil or criminal penalties.

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

Biosimilars and Regulatory Exclusivity

The Affordable Care Act, signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. However, complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of its product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

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

Government Regulation Outside of the United States

To market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, manufacturing, commercial sales and distribution of our products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries. Whether or not we obtain FDA approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. The requirements and process governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Clinical trials

Certain countries outside of the United States have a similar process that requires the submission of a clinical study application, or CTA, much like the IND prior to the commencement of human clinical studies. In the European Union, or EU, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and the IRB, respectively. Once the CTA is approved by the national health authority and the ethics committee has granted a positive opinion in relation to the conduct of the trial in the relevant member state(s), in accordance with a country’s requirements, clinical study development may proceed.

Clinical trials of medicinal products in the European Union must be conducted in accordance with EU and national regulations and the International Conference on Harmonization, or ICH, guidelines on Good Clinical Practices, or GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.  Additional GCP guidelines from the European Commission, focusing in particular on traceability, apply to clinical trials of advanced therapy medicinal products, or ATMPs. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU countries, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

Prior to commencing a clinical trial, the sponsor must obtain a clinical trial authorization from the competent authority, and a positive opinion from an independent ethics committee. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. Currently, CTAs must be submitted to the competent authority in each EU member state in which the trial will be conducted. Under the new Regulation on Clinical Trials, which is currently expected to take effect by early 2022, there will be a centralized application procedure where one national authority takes the lead in reviewing the application and the other national authorities have only limited involvement. Any substantial changes to the trial protocol or other information submitted with the CTA must be notified to or approved by the relevant competent authorities and ethics committees.  Medicines used in clinical trials must be manufactured in accordance with GMP. Other national and European Union-wide regulatory requirements may also apply.

During the development of a medicinal product, the EMA and national regulators provide the opportunity for dialogue and guidance on the development program. At the EMA level, this is usually done in the form of scientific advice, which is given by the Scientific Advice Working Party of the Committee for Medicinal Products for Human Use, or CHMP. A fee is incurred with each scientific advice procedure. Advice from the EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical trials, and pharmacovigilance plans and risk-management programs. Advice is not legally binding with regard to any future marketing authorization application of the product concerned.

Marketing Authorizations

In the European Union, medicinal products can only be placed on the market after obtaining a Marketing Authorization, or MA. To obtain regulatory approval of an investigational biological product in the EU, we must submit a marketing authorization application, or MAA. The application used to file the BLA in the United States is similar to that required in the European Union, with the exception of, among other things, country-specific document requirements. The process for doing this depends, among other things, on the nature of the medicinal product.

Centralized procedure—Under the centralized procedure, following the opining of the EMA’s Committee for Medicinal Products for Human Use, or, CHMP, the European Commission issues a single marketing authorization valid across the entire territory of the EU. The centralized procedure is compulsory for human medicines derived from biotechnology processes, such as genetic engineering, advanced therapy medicinal products (such as gene therapy, somatic cell therapy and tissue engineered products), products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune diseases and other immune dysfunctions, viral diseases, and officially designated orphan medicines. For medicines that do not fall within these categories, an applicant has the option of submitting an application for a centralized marketing authorization to the EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EU, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EU. Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. At the end of the review period, the CHMP provides an opinion to the European Commission. If this opinion is favorable, the Commission may then adopt a decision to grant an MA. In exceptional cases, the CHMP might perform an accelerated review of a MAA in no more than 150 days (excluding clock stops), when a medicinal product targets an unmet medical need and is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops.

National authorization procedures—There are also two other possible routes to authorize medicinal products in several countries, which are available for products that fall outside the scope of the centralized procedure:

•

Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorizations in more than one EU member states of medicinal products that have not yet been authorized in any EU member states and that do not fall within the mandatory scope of the centralized procedure. Under the decentralized procedure an identical dossier is submitted to the national competent authority of each of the member states in which the MA is sought, one of which is selected by the applicant as the Reference Member State. National MAs will be issued by competent authorities of the EU member states for their respective territory.

•

Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one EU member state, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other EU member states in a procedure whereby the countries concerned recognize the validity of the original national marketing authorization.

MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance. Once renewed, the MA is valid for an unlimited period unless the European Commission or the national competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal.

Data and Marketing Exclusivity

In the EU, upon receiving a MA, new chemical entities (i.e., reference products) generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of the market exclusivity period a generic marketing authorization can be submitted, and the innovator’s data may be referenced but no generic or biosimilar can be marketed  in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The overall ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the European Union’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

There is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product, for example, because of differences in raw materials or manufacturing processes.  For such products, the results of appropriate preclinical or clinical trials must be provided, and guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product. There are no such guidelines for complex biological products, such as gene or cell therapy medicinal products, and so it is unlikely that biosimilars of those products will currently be approved in the European Union. However, guidance from the EMA states that they will be considered in the future in light of the scientific knowledge and regulatory experience gained at the time.

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the European Union are similar in principle to those in the United States. A medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. The application for orphan drug designation must be submitted before the MAA. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a MA, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year orphan market exclusivity period, no marketing authorization application shall be accepted, and no marketing authorization shall be granted for a similar medicinal product for the same indication. An orphan medicinal product can also obtain an additional two years of market exclusivity in the EU for pediatric studies. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, a MA may be granted to a similar product for the same indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant consents to a second orphan medicinal product application; or (iii) the applicant cannot supply enough orphan medicinal product.

Pediatric Development

In the European Union, MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a pediatric investigation plan, or PIP, agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which an MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all Member States and study results are included in the product information, even when negative, the product is eligible for a six-months supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical products, a two year extension of the orphan market exclusivity is granted.

Post-Approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

All new MAAs must include a risk management plan, or RMP, describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each member state and can differ from one country to another.

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, marketing authorization of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

The aforementioned EU rules are generally applicable in the EEA (comprised of the 27 EU member states plus Iceland, Liechtenstein and Norway).

Other Healthcare Laws

In addition to FDA restrictions on marketing of pharmaceutical and biological products, other healthcare regulatory laws restrict business practices in the biotechnology industry, which include, but are not limited to, anti-kickback, false claims, and transparency laws regarding drug pricing and payments and other transfers of value made to physicians and other healthcare providers. The federal Anti-Kickback Statute prohibits the offer, receipt, or payment of remuneration in exchange for or to induce the referral of patients or the use of products or services that would be paid for in whole or part by Medicare, Medicaid or other federal healthcare programs. Remuneration has been broadly interpreted to include anything of value, including cash, improper discounts and free or reduced-price items and services. Further, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. Many states have similar laws that apply to their state healthcare programs as well as private payors.

The False Claims Act, or FCA, imposes liability on persons who, among other things, knowingly present or cause to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government, knowingly make, use, or cause to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or knowingly make a false statement to avoid, decrease or conceal an obligation to pay money to the U.S. federal government. The FCA has been used to prosecute persons submitting claims for payment that are inaccurate or fraudulent, that are for services not provided as claimed, or for services that are not medically necessary. In addition, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Actions under the FCA may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. The federal government is using the FCA, and the accompanying threat of significant liability, in its investigation and prosecution of pharmaceutical and biotechnology companies throughout the country, and has obtained multi-million and multi–billion-dollar settlements under the FCA in addition to individual criminal convictions under applicable criminal statutes. In addition, companies have been forced to implement extensive corrective action plans and have often become subject to consent decrees or corporate integrity agreements, severely restricting the manner in which they conduct their business. Given the significant size of actual and potential settlements, it is expected that the government authorities will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.

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

The shifting commercial compliance environment and the need to build and maintain robust systems to comply with different compliance and/or reporting requirements in multiple jurisdictions increase the possibility that a healthcare company may violate one or more of the requirements. Violations of any of such laws or any other governmental regulations that apply to drug manufacturers may result in significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, exclusion from participation in federal and state healthcare programs, reporting obligations and integrity oversight, and imprisonment.

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

Outside the United States, ensuring adequate coverage and payment for our products will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of our product candidates or products to other available therapies. Conducting such a clinical trial could be expensive and result in delays in our commercialization efforts. Third-party payors are challenging the prices charged for medical products and services, and many third-party payors limit reimbursement for newly approved healthcare products. Recent budgetary pressures in many countries are also causing governments to consider or implement various cost-containment measures, such as price freezes, increased price cuts and rebates. If budget pressures continue, governments may implement additional cost-containment measures. Cost-control initiatives could decrease the price we might establish for products that we may develop or sell, which would result in lower product revenues or royalties payable to us. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. The downward pressure on healthcare costs in general, particularly prescription products, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross border imports from low priced markets exert a commercial pressure on pricing within a country.

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

There have been judicial, executive and Congressional challenges to certain aspects of the ACA, as well as efforts to repeal or replace certain aspects of the ACA. For example, the Tax Cuts and Jobs Act was enacted, which, among other things, removes the penalties for not complying with the ACA’s individual mandate to carry health insurance.  On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the district court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the ACA will impact the ACA or our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In For example, the Budget Control Act of 2011, enacted in August 2011, among other things, included reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical and biological products. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Adoption of other new legislation at the federal or state level could further limit reimbursement for pharmaceuticals, including our product candidates if approved.

Data Privacy and Security

We may also be subject to U.S. federal and state and foreign health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. In the U.S., HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

In addition, certain state govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. In addition, California recently enacted legislation, the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. The CCPA, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. Further, the California Privacy Rights Act, or CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.

Human Capital

Employees

As of December 31, 2020, we had 155 full-time permanent employees. 25 employees work in administration and operations and 130 work in research and development. A portion of our personnel costs are reimbursable under our grant from CARB-X.  None of our employees in the U.S. are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.  During 2020, we enhanced our capabilities by adding 55 new full-time employees. The new employees were hired to support a variety of functions and key initiatives, including extending our research, clinical and pre-clinical pipeline development, as well as our medical affairs, manufacturing and commercialization capabilities, with hires in commercial, clinical development and operations, research, medical affairs, manufacturing, and general and administrative functions. We expect to continue to add additional employees in 2021, with a focus on further enhancing our capabilities and increasing our capacities in these areas, as well as expanding our geographic reach as we continue our focus on gaining FDA approval for SER-109 for recurrent CDI.

Talent Acquisition and Development

We consider the intellectual capital, skills and experience of our employees to be an essential driver of our business and key to our future prospects. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, and we believe that our future success will depend in large part on our continued ability to attract and retain highly skilled employees. To attract qualified applicants to our company and retain our employees, we offer a total rewards package consisting of base salary and cash target bonus targeting the 50th  to 75th percentile of the market based on geography, a comprehensive benefit package and equity compensation for every employee. Annual cash bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. Any actual bonus payout is based on a combination of individual performance and corporate performance

Diversity, Inclusion, and Belonging

As a microbiome therapeutics company developing a novel class of live biotherapeutic drugs, we believe that our long-term success and ability to deliver innovative, safe and effective medicines to patients requires a diverse and inclusive workforce. We value diversity at all levels of the organization and continue to focus on extending our diversity, equity and inclusion initiatives across our entire workforce, from: working with managers to develop strategies for building diverse, high performing teams; to ensuring that we attract, develop and retain diverse talent from all backgrounds; to increasing awareness within our company of unconscious biases, and supporting affinity groups comprised of individuals who are underrepresented in our company, industry or society, such as women, members of the LGBTQ community and people of color. In addition, we pride ourselves on an open culture that respects co-workers, values employees’ health and well-being and fosters professional development. We support employee growth and development in a variety of ways including with group training, individual mentoring and coaching, conference attendance and tuition reimbursement. Our management conducts annual employee engagement surveys and reports to our board of directors on human capital management topics, including corporate culture, diversity, equity and inclusion, employee development and retention, and compensation and benefits. Similarly, our board of directors regularly provides input on important decisions relating to these matters, including with respect to employee compensation and benefits, talent retention and development.

COVID-19 Pandemic

We are operating at a unique time, as we face a serious public safety crisis because of the COVID-19 virus. We remain focused on continuing to serve clinical trial patients, as well as protecting the health and safety of our employees and the communities in which we live and work. In early March 2020, we activated a task force designed to assess, mitigate and manage the risks related to COVID-19 to avoid or minimize business disruption, including safeguarding of our facilities, and to ensure the safety and sense of security for our staff. In early March 2020, we closed all sites to non-essential employees, and we have suspended all non-essential travel indefinitely. We continue to keep all our sites closed to non-essential employees and encourage remote working arrangements for employees. Office sites are being reconfigured to maintain physical distancing and we expect to adopt and implement additional precautions commensurate with any expansion of employees returning to worksites. To date, our remote working arrangements have not significantly affected our ability to maintain critical business operations.

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

Item 1A. Risk Factors

Our business faces significant risks and uncertainties. Accordingly, in evaluating our business, you should carefully consider the risk factors discussed below, as well as the other information included or incorporated by reference in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Results of Operations and Financial Condition.” The occurrence of any of the events or developments described below or elsewhere in this report could harm our business, financial condition, results of operations or growth prospects.

Risks Related to Our Financial Position and Need for Additional Capital

We are a development-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $89.1 million for the year ended December 31, 2020, $70.3 million for the year ended December 31, 2019, and $98.9 million for the year ended December 31, 2018. As of December 31, 2020, we had an accumulated deficit of $548.8 million. To date, we have financed our operations through the public offerings of our common stock, private placements of our common stock and preferred stock, payments under our collaboration agreements, and loan facility. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We have not completed development of any of our product candidates, which we call microbiome therapeutic candidates, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future.  We anticipate that our expenses may increase substantially as we:

•	complete the clinical development and prepare for potential commercialization of SER-109, if approved for patients with recurrent CDI;
•	continue the clinical development of SER-287 in our Phase 2b clinical trial for the treatment of UC;
•	continue the clinical development of SER-301 for treatment of recurrent UC;
•	conduct research and initiate clinical development of SER-155 for the prevention of mortality due to GvHD in immunocompromised patients receiving allo-HSCT;
•	continue the clinical development of SER-401 in our Phase 1b clinical trial for use with checkpoint inhibitors in patients with metastatic melanoma;
•	make strategic investments in manufacturing capabilities;
•	make strategic investments in our research discovery and development platforms and capabilities;
•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	perform our obligations under our agreements with our collaborators;
•	seek to obtain regulatory approvals for our product candidates; and
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

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

Our expenses may increase in connection with our ongoing activities, particularly as we continue the clinical development of SER-109, continue the clinical development of SER-287, including conducting the Phase 2b clinical study, continue clinical studies of SER-301 and SER-401, and continue to research, develop and initiate clinical trials of SER-155 and our other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company, including as a result of no longer qualifying as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We expect that our cash, cash equivalents and investments as of December 31, 2020 will be sufficient to fund our operating expenses, debt service obligations and capital expenditure requirements for at least the next 12-months from the issuance of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In addition, the specifics of existing and future clinical trial activities could impact capital requirements and cash projections. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

We are using our microbiome therapeutics platform to develop microbiome therapeutic candidates. We are at an early stage of development and our platform has not yet, and may never, lead to approvable or marketable drugs. We are developing additional product candidates that we intend to be used to prevent infection and treat diseases where the microbiome is implicated.  We may have problems applying our technologies to these areas, and our product candidates may not be effective in preventing infection and disease. Our product candidates may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.

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

All of our product candidates are based on microbiome therapeutics, a novel potential class of live biotherapeutic drug candidates, which are consortia of microbes designed to treat or prevent disease by modulating the microbiome through key compositional and functional changes relevant to disease outcomes. We have not, nor to our knowledge has any other company, received regulatory approval for, or manufactured on a commercial scale, a therapeutic based on this approach. We cannot be certain that our approach will lead to the development of approvable or marketable products or that we will be able to manufacture at commercial scale, if approved. In addition, our microbiome therapeutic candidates may have different effectiveness rates in various indications and in different geographical areas. Finally, the FDA or other regulatory authorities may lack experience in evaluating the safety and efficacy of products based on microbiome therapeutics, which could result in a longer than expected regulatory review process, increase our expected development costs and delay or prevent commercialization of our product candidates.

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

It is difficult to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing, and our clinical trials may not be successful. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim or preliminary results of a clinical trial, that we may from time to time announce, do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks.

In addition, we cannot be certain as to what type and how many clinical trials the FDA, or other regulatory authorities, will require us to conduct before we may successfully gain approval to market any of our other product candidates. Prior to approving a new therapeutic product, the FDA (or other regulatory authorities) generally requires that safety and efficacy be demonstrated in two adequate and well-controlled clinical trials. In some situations, evidence from a Phase 2 trial and a Phase 3 trial or from a single Phase 3 trial can be sufficient for FDA approval, such as in cases where the trial or trials provide highly reliable and statistically strong evidence of an important clinical benefit.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•

regulatory authorities or institutional review boards (or ethics committees) may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

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
•

regulatory authorities or institutional review boards (or ethics committees) may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate;

•	regulatory authorities may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate; and
•

regarding trials managed by any current or future collaborators, our collaborators may face any of the above issues, and may conduct clinical trials in ways they view as advantageous to them but potentially suboptimal for us.

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

For example, in March 2020, as a result of the COVID-19 pandemic, we halted further enrollment of the recently completed ECOSPOR III trial with 182 patients enrolled. Following receipt of the Phase 3 top-line data from ECOSPOR III, the FDA reaffirmed its prior position that at least 300 patients will be required for the safety database for SER-109, and we are now actively enrolling patients in our SER-109 open-label study to expand the safety database to meet this threshold. We may also be required to treat more patients with SER-109 than we currently expect before we are are able to generate a safety database sufficient to allow us to seek approval of SER-109. Additional clinical trials or changes in our development plans could cause us to incur significant development costs, delay or prevent the commercialization of SER-109 or otherwise adversely affect our business. In addition, prolonged disruptions caused by the COVID-19 pandemic could severely impact our preclinical studies and clinical trials, including by causing further difficulties or delays in initiating, enrolling, conducting, or completing our planned and ongoing clinical trials. See “—Risks Related to Our Operations—The COVID-19 pandemic caused by the novel strain of coronavirus has adversely impacted and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition.”

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

Delays or difficulties in the enrollment of patients in clinical trials, could result in our receipt of necessary regulatory approvals being delayed or prevented.

Successful and timely completion of clinical trials will require that we enroll a sufficient number of patient candidates. These trials and other trials we conduct may be subject to delays for a variety of reasons, including as a result of patient enrollment taking longer than anticipated, patient withdrawal or adverse events. These types of developments could cause us to delay the trial or halt further development.

Our clinical trials will compete with other clinical trials that are in the same therapeutic areas as our product candidates, and this competition reduces the number and types of patients available to us, as some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Because the number of qualified clinical investigators and clinical trial sites is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites. In addition, there may be limited patient pools from which to draw for clinical studies. In addition to the rarity of some diseases, the eligibility criteria of our clinical studies will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure or to assure their disease is either severe enough or not too advanced to include them in a study.

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

Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and similar regulatory authorities outside the United States. Failure to obtain marketing approval for a product candidate in any jurisdiction will prevent us from commercializing the product candidate in that jurisdiction and may affect our plans for commercialization in other jurisdictions as well. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third parties to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, risky and may take many years. The scope and amount of clinical data required to obtain marketing approvals can vary substantially from jurisdiction to jurisdiction, and it may be difficult to predict whether a particular regulatory body will require additional or different studies than those conducted by a sponsor, especially for novel product candidates such as our microbiome therapeutic candidates. The FDA or foreign regulatory authorities may delay, limit, or deny approval to market our product candidates for many reasons, including: our inability to demonstrate that the clinical benefits of our product candidates outweigh any safety or other perceived risks; the regulatory authority’s disagreement with the interpretation of data from nonclinical or clinical studies; the regulatory authority’s requirement that we conduct additional preclinical studies and clinical trials; changes in marketing approval policies during the development period; changes in or the enactment of additional statutes or regulations, or changes in regulatory review process for each submitted product application; or the regulatory authority’s failure to approve the manufacturing processes or third-party manufacturers with which we contract. There may also be interruptions or delays in the operations of the FDA or other foreign regulatory authorities due to the COVID-19 pandemic, which may impact approval timelines.  Regulatory authorities have substantial discretion in the approval process and may refuse to accept a marketing application if deficient. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. Of the large number of drugs in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized.

Furthermore, our product candidates may not receive marketing approval even if they achieve their specified endpoints in clinical trials. Clinical data is often susceptible to varying interpretations and many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain regulatory authority approval for their products. The FDA or foreign regulatory authorities may disagree with our trial design and our interpretation of data from nonclinical and clinical studies, or they may require additional confirmatory or safety evidence beyond our existing clinical studies. Upon the FDA’s review of data from any pivotal trial, it may request that the sponsor conduct additional analyses of the data or gather more data and, if it believes the data are not satisfactory, could advise the sponsor to delay filing a marketing application.

Even if we eventually complete clinical testing and receive approval of a biologics license application, or BLA, or foreign marketing authorization for one of our product candidates, the FDA or the applicable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials, which may be required after approval. The FDA or the applicable foreign regulatory authority may also approve our product candidates for a more limited indication and/or a narrower patient population than we originally request, and the FDA, or applicable foreign regulatory authority, may not approve the labeling that we believe is necessary or desirable for the successful commercialization of our product candidates. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of our product candidates and would materially adversely impact our business and prospects.

The development of therapeutic products targeting the underlying biology of the human microbiome is an emerging field, and it is possible that the FDA and other regulatory authorities could issue regulations or new policies in the future that could adversely affect our microbiome therapeutic candidates.

If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

A Fast Track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

We may seek Fast Track designation for some of our product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address unmet medical needs for this condition, the drug or biologic sponsor may apply for Fast Track designation. SER-287 received Fast Track designation from the FDA for the induction and maintenance of clinical remission in adults with mild-to-moderate UC. Fast Track designation provides increased opportunities for sponsor meetings with the FDA during preclinical and clinical development, in addition to the potential for rolling review of a BLA for such product candidate. The FDA has broad discretion whether or not to grant this designation, and even if we believe another particular product candidate is eligible for this designation, we cannot be certain that the FDA would decide to grant it. Even with Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Fast Track designation does not assure ultimate approval by the FDA. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

A Breakthrough Therapy designation by the FDA for our product candidates may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We have received Breakthrough Therapy designation for SER-109 for treatment of CDI, and we may seek a Breakthrough Therapy designation for our other product candidates. A Breakthrough Therapy is defined as a drug or biologic that is intended to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed in early clinical development. For drugs or biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for clinical development. Drugs designated as breakthrough therapies by the FDA are also eligible for rolling review of the associated marketing application.

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

We have obtained orphan drug designation from the FDA for SER-109 for recurrent CDI and SER-287 for pediatric ulcerative colitis and may seek orphan drug designation and exclusivity for some of our future product candidates. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs and biologics for relatively small patient populations as orphan drugs. In the United States, the FDA may designate a drug or biologic as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a disease or condition that affects fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation must be requested before submitting a BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and application fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA.

In addition, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug or biologic for that time period, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity for the orphan patient population. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if, at the end of the fifth year, it is established that a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure a sufficient quantity of the drug or biologic to meet the needs of patients with the rare disease or condition. Exclusive marketing rights in the United States may also be unavailable if we or our collaborators seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective.

Even if we obtain orphan drug designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product candidate, that exclusivity for a product may not effectively protect the product from competition because different drugs and biologics can be approved for the same condition. Even after an orphan drug or biologic is approved, the FDA can subsequently approve the same drug or biologic for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time nor gives the drug any advantage in the regulatory review or approval process.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other regulatory authorities may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary regulatory authorities, which would adversely affect our business.  For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory authorities, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

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

Risks Related to our Dependence on Third Parties and Manufacturing

The Collaboration and License Agreement, or the License Agreement, with Société des Produits Nestlé S.A., or Nestlé (formerly Nestec, Ltd.), is important to our business. If we or Nestlé fail to adequately perform under the License Agreement, or if we or Nestlé terminate the License Agreement, the development and commercialization of our CDI and IBD product candidates, including SER-109, SER-287, and SER-301, would be delayed or terminated and our business would be adversely affected.

The License Agreement may be terminated:

•	by Nestlé in the event of serious safety issues related to SER-109, SER-287, SER-301 or other specific products added under the License Agreement, or, collectively, the Nestlé Collaboration Products;
•	by us if Nestlé challenges the validity or enforceability of any of our licensed patents; and
•	by either Nestlé or us in the event of the other party’s uncured material breach or insolvency.

Upon termination of the License Agreement, all licenses granted to Nestlé by us will terminate, and all rights in and to the Nestlé Collaboration Products held by Nestlé will revert to us. If we commit a material breach of the License Agreement, Nestlé may elect not to terminate the License Agreement but instead apply specified adjustments to its payment obligations and other terms and conditions of the License Agreement. If Nestlé were to make such adjustments, the funding from and benefits of the License Agreement could be diminished, which could adversely affect our financial condition. Unless the License Agreement is terminated by us for Nestlé’s uncured material breach, upon termination of the License Agreement, Nestlé will be eligible to receive post-termination royalties from us until Nestlé has recouped certain development costs related to the Nestlé Collaboration Products and specified percentages of any milestone payments paid to us under the License Agreement prior to termination, which could have a material adverse effect on our business.

Termination of the License Agreement could cause significant delays in our product development and commercialization efforts that could prevent us from commercializing our CDI and IBD product candidates, outside of the United States and Canada, without first expanding our internal capabilities or entering into another agreement with a third party. Any alternative collaboration or license could also be on less favorable terms to us. In addition, under the License Agreement, Nestlé agreed to provide funding for certain clinical development activities. If the License Agreement were terminated, we may need to refund those payments and seek additional financing to support the research and development of any terminated products or discontinue any terminated products, which could have a material adverse effect on our business.

Under the License Agreement, we are dependent upon Nestlé to successfully commercialize any Nestlé Collaboration Products outside of the United States and Canada. We cannot directly control Nestlé’s commercialization activities or the resources it allocates to our product candidates. Our interests and Nestlé’s interests may differ or conflict from time to time, or we may disagree with Nestlé’s level of effort or resource allocation. Nestlé may internally prioritize our product candidates differently than we do or it may not allocate sufficient resources to effectively or optimally commercialize them. If these events were to occur, our business would be adversely affected.

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

Our reliance on these third parties for research and development activities will reduce our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with regulatory standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, safety and welfare of trial participants are protected. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be adversely affected if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws. Other countries’ regulatory authorities also have requirements for clinical trials with which we must comply. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Third-party manufacturers may not be able to comply with current good manufacturing processes, or cGMP, regulations or similar regulatory requirements inside or outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. The contract manufacturers we rely on to produce our product candidates have never produced an FDA-approved therapeutic. If our manufacturers are unable to comply with cGMP regulation or if the FDA or other regulatory authorities do not approve their facility upon a pre-approval inspection, our therapeutic candidates may not be approved or may be delayed in obtaining approval. In addition, there are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing our products. Therefore, our product candidates and any future products that we may develop may compete with other products for access to manufacturing facilities. Any failure to gain access to these limited manufacturing facilities could severely impact the clinical development, marketing approval and commercialization of our product candidates.

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

We have manufacturing facilities at our Cambridge, Massachusetts locations where we conduct process development, scale-up activities and a portion of the manufacture of microbiome therapeutics. The FDA and other comparable foreign regulatory authorities must, pursuant to inspections that are conducted after submitting a BLA or relevant foreign marketing submission, confirm that the manufacturing processes for the product meet cGMP. We have not yet had any of our manufacturing facilities inspected.

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

Outside the United States, we rely and may increasingly rely on third parties, including Nestlé, to sell, market and distribute our product candidates. We may not be successful in entering into arrangements with such third parties or may be unable to do so on terms that are favorable to us. In addition, our product revenue and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

We believe that any of our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. It is possible that Congress or the FDA may take these or other measures to reduce or eliminate periods of exclusivity. The BPCIA is complex and continues to be interpreted and implemented by the FDA, and such FDA implementation could have a material adverse effect on the future commercial prospects for our product candidates.

In Europe, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In Europe, a competitor may reference data supporting approval of an innovative biological product but will not be able to get on the market until 10 years after the time of approval of the innovative product. This 10-year marketing exclusivity period can be extended to 11 years if, during the first eight of those 10 years, the marketing authorization holder obtains an approval for one or more new therapeutic indications that bring significant clinical benefits compared with existing therapies. In addition, companies may be developing biosimilars in other countries that could compete with our products. If competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences.

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

Any product candidate for which we obtain marketing approval will remain subject to significant post-marketing regulatory requirements and oversight.

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

The FDA or other regulatory authorities may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of our approved products. The FDA or other regulatory authorities closely regulates the post-approval marketing and promotion of drugs and biologics to ensure they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. Violations of the FDA’s and regulatory authorities’ restrictions relating to the promotion of prescription drugs may also lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

In addition, if a regulatory authority or we later discover previously unknown problems with our products, such as adverse events of unanticipated severity or frequency, problems with manufacturers or manufacturing processes, or failure to comply with regulatory requirements, the regulatory authority may impose restrictions on the products or us, including requiring withdrawal of the product from the market. Any failure to comply with applicable regulatory requirements may yield various results, including:

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. In addition, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the results of the 2020 U.S. Presidential Election may impact our business and industry. Namely, the Trump administration took several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these orders will be implemented, or whether they will be rescinded and replaced under the Biden administration. The policies and priorities of the new administration are unknown and could materially impact the regulations governing our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

The FDA and other regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory authorities strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory authorities as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

•

the False Claims Act, imposes, among other things, impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;

•

HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and regulations implemented thereunder, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

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

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to our business practices, including but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government (or foreign governments) and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, pricing information or marketing expenditures; and

•

state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. By way of example, the CCPA, effective January 1, 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the CPRA was also recently voted into law by California residents. The CPRA significantly amends the CCPA and imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect on January 1, 2023 and become enforceable on July 1, 2023. In Europe, the GDPR, which went into effect in May 2018, introduces strict requirements for processing the personal data of European Union data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, companies have to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. These changes may lead to additional costs and increase our overall risk exposure.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. For example, the Tax Cuts and Jobs Act of 2017 was enacted, which, among other things, repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act of 2017, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear how the Supreme Court will rule.  It is also unclear how other efforts, if any, to challenge, repeal or replace the ACA will impact the ACA or our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, enacted in August 2011, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain.

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

In some countries, particularly the member states of the EU, the pricing of certain pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various EU member states and parallel distribution or arbitrage between low-priced and high-priced member states, can further reduce prices. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. Even if a pharmaceutical product obtains a marketing authorization in the EU, there can be no assurance that reimbursement for such product will be secured on a timely basis or at all. If coverage and reimbursement of our products are unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

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

Our patent portfolio currently includes 23 active patent application families (which includes an option to license certain IP from MD Anderson and exclusive licenses to certain IP from Memorial Sloan Kettering Cancer Center). Of these, 19 applications have been nationalized, 2 are pending at the PCT stage, and 2 are pending at the provisional stage. While we have obtained 14 issued U.S. patents and 2 currently allowed to date, we cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents or our current patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, we are pursuing claims to therapeutic, binary compositions of certain bacterial populations. Any claims that may issue may provide coverage for such binary compositions and/or their use. However, such claims would not prevent a third party from commercializing alternative compositions that do not include both of the bacterial populations claimed in pending applications, potential applications or patents that have or may issue. There can be no assurance that any such alternative composition will not be equally effective. Further, given that our SER-109 product candidate is a complex composition with some variation from lot-to-lot and that, likewise, third-party compositions may have similar complexity and variability, it is possible that a patent claim may provide coverage for some but not all lots of a product candidate or third-party product. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.

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

We are aware of numerous patents and pending applications owned by third parties in the fields in which we are developing product candidates, both in the United States and elsewhere. However, we may have failed to identify relevant third-party patents or applications. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Moreover, it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our product candidates and technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology. In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of a current or future product candidate, or we may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use of our products. We are aware of several pending patent applications containing one or more claims that could be construed to cover some of our product candidates or technology, should those claims issue in their original form or in the form presently being pursued. In addition, we are aware of third-party patent families that include issued and allowed patents, including in the United States, including claims that, if valid and enforceable, could be construed to cover some of our product candidates or their methods of use. On April 25, 2017, we filed a notice of opposition in the European Patent Office challenging the validity of a patent issued to The University of Tokyo and requesting that it be revoked in its entirety for the reasons set forth in our opposition.  The oral proceedings were held at the European Patent Office on February 18, 2019 and the Opposition Division required The University of Tokyo to narrow the scope of the claims of the patent.  The University of Tokyo has appealed certain aspects of the Oppositions Division’s decision, as have we and other opponents.

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

In 2020, a strain of novel coronavirus disease, COVID-19, was declared a pandemic and spread across the world, including throughout the United States, Europe, and Asia. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices, restricted on-site staff to only those required on-site to execute their job responsibilities and limited the number of staff in any given research and development laboratory. On March 30, 2020, as a result of the COVID-19 pandemic, we halted further enrollment of the recently completed ECOSPOR III trial, and we are now actively enrolling patients in our SER-109 open-label study to expand the safety database to meet the FDA’s recommendation that our safety database for SER-109 include at least 300 patients.  Additionally, SER-287 development activity was impacted by the COVID-19 pandemic and by multiple clinical sites halting non-essential procedures, including endoscopies, and while enrollment is now complete, site staff must still remain available to finalize study participant data. We are continuing to monitor the impact of the COVID-19 pandemic on our operations and ongoing clinical development activity, including on the SER-401 Phase 1b study in metastatic melanoma and the SER-301 Phase 1b study in ulcerative colitis. Mitigation activities to minimize COVID-19-related operation disruptions are ongoing, however, given the severity and evolving nature of the situation, the timing of clinical readouts is uncertain. As a result of the COVID-19 outbreak, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

•

risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

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

•	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact approval timelines;
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

•	refusal of the FDA or other regulatory authorities to accept data from clinical trials in affected geographies;
•	impacts from prolonged remote work arrangements, such as increased cybersecurity risks and strains on our business continuity plans; and
•	delays or difficulties with equity offerings due to disruptions and uncertainties in the securities market.

In addition, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak further impacts our business, including our preclinical studies and clinical trials, results of operations and financial condition will depend on future developments which are highly uncertain and cannot be predicted with confidence. Such factors include but are not limited to the duration of the outbreak, travel restrictions, quarantines, shelter-in-place orders and social distancing in the United States and other countries, business closures or business disruptions the effectiveness of vaccines and vaccine distribution efforts, and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease.

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

We currently have limited international operations, but our business strategy incorporates potentially expanding internationally if any of our product candidates receive regulatory approval. We currently conduct clinical studies in Canada, Australia and New Zealand. We may conduct clinical studies in other countries as well. We currently plan to rely on collaborators, including Nestlé, to commercialize certain approved products outside of North America. Doing business internationally involves a number of risks, including but not limited to:

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

Despite the implementation of a formal, comprehensive cyber-security program, our internal computer systems and data and those of our current and future contractors and consultants are vulnerable to damage or compromise from computer viruses, unauthorized access, ransomware, human error, loss of data privacy, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. While we are not aware of any such material system failure, accident or security breach to date, there have been successful but immaterial cyber-attacks, and if such an event were to occur again in a more material manner and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties to manufacture our product candidates and conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of our product candidates could be delayed.

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

Our ability to use our net operating loss carryforwards and research and development credits to offset future taxable income or income tax liabilities may be subject to certain limitations.

As of December 31, 2020, we had net operating loss carryforwards, or NOLs, of $390 million for federal income tax purposes and $386.9 million for state income tax purposes, which may be available to offset our future taxable income, if any. Our federal and state NOLs begin to expire in various amounts in 2035, provided that federal NOLs generated in taxable years after December 31, 2017 will not be subject to expiration. As of December 31, 2020, we also had federal and state research and development and other tax credit carryforwards of approximately $36.4 million and $7.5 million, respectively, available to reduce future income tax liabilities. Our federal and state tax credit carryforwards begin to expire in various amounts in 2031 and 2028, respectively. The federal research and development tax credit carryforwards include an orphan drug credit carryforward of $20.7 million. These NOLs and tax credit carryforwards could expire unused, to the extent subject to expiration, and be unavailable to offset future taxable income or income tax liabilities. In addition, in general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs and tax credit carryforwards to offset future taxable income and income taxes. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of a corporation’s stock exceeds 50 percentage points over a three-year period. We believe we may have experienced an ownership change in the past and may experience ownership changes in the future because of future transactions in our stock, some of which may be outside our control. If we undergo future ownership changes, our ability to use our NOLs and tax credit carryforwards could be further limited. For these reasons, we may not be able to use a material portion of our NOLs or tax credit carryforwards, even if we attain profitability. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future tax benefits of such assets. NOLs arising in periods beginning after December 31, 2017 may generally only be used to offset 80% of taxable income in years beginning after December 31, 2020, which change may require us to pay federal income taxes in future years despite federal NOLs in prior years.

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

The Term Loan Facility includes affirmative and negative covenants and events of default applicable to us.  The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage.  The negative covenants include, among others, restrictions on our transferring collateral, making changes to the nature of our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, engaging in transactions with affiliates. The Term Loan Facility also includes a liquidity covenant. Events of default include, among other things and subject to customary exceptions: (i) insolvency, liquidation, bankruptcy or similar events; (ii) failure to pay any debts due under the loan and security agreement with Hercules or other loan documents on a timely basis; (iii) failure to observe certain covenants under the loan and security agreement with Hercules; (v) occurrence of a material adverse effect; (vi) material misrepresentation by us; (vii) occurrence of any default under any other agreement involving material indebtedness; and (viii) certain material money judgments. If we default under the loan and security agreement, Hercules may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation.  Any declaration by Hercules of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to control or significantly influence all matters submitted to stockholders for approval.

Our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 68% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

We are no longer an “emerging growth company” and, as a result, are subject to certain enhanced disclosure requirements.

The last day of the fiscal year following the fifth anniversary of our IPO was December 31, 2020. As a result, commencing January 1, 2021, we are subject to certain requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. Compliance with these enhanced disclosure requirements will increase our costs and could negatively affect our results of operations and financial condition. Moreover, if we become an accelerated filer or large accelerated filer in the future, we would be required to comply with the auditor attestation requirements under Section 404 of the Sarbanes Oxley Act of 2002, as amended, or Section 404.

We are a “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a “smaller reporting company” as defined under the rules promulgated under the Exchange Act. We will remain a smaller reporting company until the fiscal year following the determination that both (i) the value of our voting and non‑voting common shares held by non‑affiliates is more than $250 million measured on the last business day of our second fiscal quarter and (ii) our annual revenues are more than $100 million during the most recently completed fiscal year and the value of our voting and non‑voting common shares held by non‑affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, or supplemental financial information.

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

Our certificate of incorporation designates the Court of Chancery of the State of Delaware, subject to certain exceptions, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders and our bylaws designate the federal district courts of the United States as the exclusive forum for actions arising under the Securities Act of 1933, as amended, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our restated certificate of incorporation specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving actions brought against us by stockholders. In addition, our bylaws provide that the federal district courts of the United States are the exclusive forum for any complaint raising a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our restated certificate of incorporation and bylaws described above.

We believe these choice of forum provisions benefit us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes and in the application of the Securities Act by federal judges, as applicable, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, the provisions may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our restated certificate of incorporation or bylaws to be inapplicable or unenforceable in such action. If a court were to find the choice of forum provisions contained in our restated certificate of incorporation or bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

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

General Risk Factors

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses, particularly now that we are no longer an emerging growth company or after we are no longer a smaller reporting company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that these rules and regulations will continue to make it more difficult and more expensive for us to maintain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in future uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, is designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations.

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain a non-accelerated filer, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we are unable to maintain effective internal control over financial reporting, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company or comply with the requirements of the Securities and Exchange Commission or Section 404. This could result in a restatement of our financial statements, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. Material weaknesses in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been publicly traded on The Nasdaq Global Select Market under the symbol “MCRB” since June 26, 2015. Prior to that time, there was no public market for our common stock.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between June 26, 2015 (the date of our initial public offering) and December 31, 2020, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on June 26, 2015 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on June 26, 2015 of $51.40 per share as the initial value of our common stock and not the initial offering price to the public of $18.00 per share.

Holders

As of February 24, 2021, there were approximately 11 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities during the quarter ended December 31, 2020.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the quarter ended December 31, 2020.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations, intentions and projections. Our actual results could differ materially from those discussed in these forward-looking statements. Important factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Summary Risk Factors” and Part I and Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

Overview

We are a microbiome therapeutics company developing a novel class of live biotherapeutic drugs, which are consortia of microbes designed to treat disease by modulating the microbiome to treat or prevent disease by repairing the function of a disease susceptible microbiome to a non-disease state. We have an advanced drug pipeline with late-stage clinical assets and a differentiated microbiome therapeutics drug discovery and development platform including GMP manufacturing capabilities for this novel drug modality.

Our highest-priority is preparing the SER-109 BLA for submission to the FDA; we are focused on completing acquisition of the required safety database necessary for approval to treat CDI, with SER-109. Additionally, using our microbiome therapeutics platform, we are focusing our resources on obtaining clinical results from our clinical programs in ulcerative colitis, or UC, a form of IBD, with SER-287 and SER-301, with SER-401 in patients with metastatic melanoma and with SER-155 to prevent mortality due to gastrointestinal infections, bacteremia and GvHD in immunocompromised patients, including in patients receiving allo-HSCT or solid organ transplants.

Since our inception in October 2010, we have devoted substantially all of our resources to developing our programs, building our intellectual property portfolio, developing our supply chain, business planning, raising capital and providing general and administrative support for these operations.

All our product candidates other than SER-109, SER-287, SER-301, SER-155 and SER-401 are still in preclinical development or early stage discovery. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses.  Our net loss was $89.1 million for the twelve months ended December 31, 2020. As of December 31, 2020, we had an accumulated deficit of $548.8 million and cash, cash equivalents and short- and long-term investments totaling $303.4 million.  Based on our current plans and forecasted expenses, we believe that our existing cash, cash equivalents and investments as of December 31, 2020, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements for at least the next 12-months from issuance of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Also, in August 2020, we entered into a Securities Purchase Agreement with Société des Produits Nestlé S.A., or Nestlé, for the sale of 959,002 shares of our common stock at a purchase price of $20.855 per share, or the “concurrent placement.” We received aggregate net proceeds from the concurrent placement of approximately $19.9 million after deducting offering expenses payable by us.  See “—Liquidity and Capital Resources.”

Impact of Novel Coronavirus

We are monitoring the global outbreak and spread of the novel strain of coronavirus, or COVID-19, and have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. The spread of COVID-19 has caused us to modify our business practices, including implementing a work from home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, and other business partners in light of COVID-19. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the

United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, the effectiveness of vaccines and vaccine distribution efforts and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease. See “Risk Factors—Risks Related to Our Operations—The COVID-19 pandemic caused by the novel strain of coronavirus has adversely impacted and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition” in Part I, Item 1A of this Annual Report on Form 10-K.

SER-109

SER-109 is an oral, purified bacterial spore-based microbiome therapeutic candidate consisting of a consortium of purified bacteria. Our SER-109 manufacturing process includes inactivation and clearance steps designed to eliminate potential pathogens. SER-109 is designed to prevent further recurrences of CDI in patients with a history of multiple infections by modulating the microbiome to a state that resists C. difficile colonization and growth.  SER-109, if approved, is intended to treat individuals with recurrent CDI, a patient population which includes approximately 170,000 individuals per year in the United States.  We completed enrollment with 182 patients with multiply recurrent CDI in ECOSPOR III. All patients who entered ECOSPOR III must have tested positive for C. difficile toxin, as currently recommended by the Infectious Diseases Society of America guidelines (McDonald Clin Infect Dis 2018). This inclusion criterion was implemented in an effort to ensure enrollment of only patients with active infection rather than simple colonization. The study was designed to evaluate patients for 24 weeks with the primary endpoint of comparing the C. difficile recurrence rate in subjects who receive SER-109 verses placebo at up to eight weeks after dosing.

In August 2020, we reported positive topline results from the interim analysis of the pivotal Phase 3 ECOSPOR III study evaluating SER-109 for recurrent CDI.  Those results showed that SER-109 administration resulted in a highly statistically significant absolute decrease of 30.2% in the proportion of patients who experienced a recurrence in CDI within eight weeks of administration versus placebo, the study’s primary endpoint, and which remained consistent at 12-weeks end point with a 31.1% absolute decrease. At eight weeks of treatment, 11.1% of patients administered SER-109 experienced a CDI recurrence, versus 41.3% of placebo patients. The study results were equally compelling when characterized by the alternative metric of sustained clinical response, where 89% of patients in the SER-109 arm achieved this objective at eight weeks.  Subsequent  analyses from the completed Phase 3 study using the final statistically defined Intent-to-Treat population show that 12.4% of subjects experienced a recurrence, versus 39.8% on placebo, which represents a relative risk of 0.32 (95% CI 0.18-0.58; p<.001), with an absolute risk reduction of 27.4% and a relative risk reduction of 69%. The percent on SER-109 with a sustained clinical response was approximately 88%. The number-needed-to treat was 3.7. In the same updated analysis, the 12 week rate of recurrence in the SER-109 arm was 18.0%, compared to a rate of 46.2% in the placebo arm, representing an absolute risk reduction of 28% (relative risk 0.40; 95% CI 0.24-0.65; p-value = 0.002), and thereby consistent with the results seen at eight weeks.  Results across stratifications of age and antibiotics remained similar. The study’s efficacy results related to the primary endpoint from all analyses exceeded the statistical threshold previously provided in consultation with the FDA that could allow this single clinical study to fulfill efficacy requirements for a biological license application, or BLA.  The efficacy remained durable through twenty-four weeks of follow-up.

The SER-109 safety results observed to-date were favorable, with an adverse event profile comparable to placebo.  We are actively enrolling patients in our SER-109 open-label study, which also admits patients with a single recurrence of CDI, to expand the safety database to meet the FDA threshold of at least 300 patients.

SER-287

SER-287, an oral, consortium of purified bacteria, is a microbiome therapeutic candidate designed to normalize the gastrointestinal microbiome of individuals with UC. In December 2018, we commenced a three-arm placebo-controlled Phase 2b clinical trial that was designed to evaluate SER-287 in approximately 201 patients with mild-to-moderate UC.  Two groups of patients are receiving different doses of SER-287, both following pre-conditioning with a short course of oral vancomycin. A third study arm will receive placebo. The study’s primary endpoint will evaluate clinical remission measured after 10 weeks of SER-287 administration. Patients then enter a 2-week exploratory maintenance follow-up period.  Endoscopic improvement will be measured as a secondary efficacy measure.  Based on feedback from the FDA, if the data from this trial is positive, we expect that the Phase 2b clinical trial could be one of two pivotal trials to enable a BLA to be submitted for SER-287 for the treatment of UC.  SER-287 development activity has been adversely impacted by the COVID-19 pandemic.

There are approximately 700,000 UC patients in the United States and fewer than one-third of patients on current therapies achieve remission. Approved treatments are often inadequate to control disease activity and are often associated with significant side effects, including immunosuppression. We believe that SER-287 may address underlying drivers of inflammation in UC and, based on the favorable tolerability profile observed in our clinical trials of SER-287, has the potential to be developed as both a foundational monotherapy, as well as a combination therapy with other UC drugs. SER-287 has been granted Fast Track Designation by the FDA for the induction and maintenance of clinical remission in adult subjects with active mild-to-moderate UC.  SER-287 has been designated an Orphan Drug for pediatric UC by the FDA. We anticipate top-line results in mid-2021.

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

We have initiated clinical development activities for SER-301, and in November 2020 we enrolled our first patient in the SER-301 Phase 1b study. This initial clinical study of SER-301 is being conducted in Australia and New Zealand. As a result of enrolling the first patient in the clinical study, we received a $10.0 million milestone payment under our collaboration and license agreement, or the License Agreement, with Société des Produits Nestlé S.A., or Nestlé, successor in interest to Nestec, Ltd.

SER-155

We have nominated the SER-155 lead candidate, consortium of cultivated bacteria microbiome drug and are advancing the candidate into clinical development. The rationale for this program is based in part on published clinical evidence from our collaborators at Memorial Sloan Kettering Cancer Center showing that allo-HSCT patients with decreased diversity of commensal microbes are significantly more likely to die due to infection and/or lethal graft versus host disease, or GvHD. SER-155 is consortia of cultivated bacteria designed using our reverse translational discovery platform to prevent mortality due to gastrointestinal infections, bacteremia and GvHD in immunocompromised patients, including in patients receiving allogeneic hematopoietic stem cell transplantation (allo-HSCT) or solid organ transplants. SER-155 lead candidate is designed to decrease infection and translocation of antibiotic resistant bacteria in the gastrointestinal tract and modulate host immune responses to decrease GvHD. In November 2017, we were awarded a highly competitive grant from CARB-X to support continued preclinical research and early development work for SER-155. In 2019, Seres was awarded additional funding from CARB-X to support clinical development of SER-155, including support through IND filing and Phase 1b evaluation. The 2019 CARB-X grant provides us with an additional $4.8 million of funding for research, manufacture, and IND submission, with potential for an additional $7.0 million for Phase 1b development, upon completion of milestones. We expect to initiate clinical development of SER-155 in the first half of 2021.

While we plan to focus our investment on our highest priority clinical programs in the near-term, our expenses may increase substantially in connection with our ongoing and planned activities, particularly as we:

•	complete the clinical development and prepare for commercialization of SER-109 for patients with recurrent CDI;
•	continue the clinical development of SER-287 in our Phase 2b clinical trial for the treatment of UC;
•	continue the clinical development of SER-301 for the treatment of UC;
•	initiate clinical development of SER-155 for the prevention of mortality due to GvHD in immunocompromised patients, including in patients receiving allo-HSCT;
•	continue the clinical development of SER-401 in our Phase 1b clinical trial for use with checkpoint inhibitors in patients with metastatic melanoma;
•	make strategic investments in manufacturing capabilities;
•	make strategic investments in our research discovery and development platforms and capabilities;
•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	perform our obligations under our agreements with our collaborators;
•	seek to obtain regulatory approvals for our product candidates; and
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

SER-401

SER-401, an oral consortium of purified bacteria is a microbiome therapeutic candidate comprising a bacterial signature similar to that observed in checkpoint inhibitor immunotherapy responders. In March 2019, the first patient was dosed in the Phase 1b clinical study with MD Anderson and PICI, to evaluate SER-401’s potential to augment the response of anti-PD-1 checkpoint inhibitor therapy. The study is designed to enroll 30 patients with metastatic melanoma who are being treated with nivolumab, an anti-PD-1 therapy. Patients are randomized at a 2-to-1 ratio to either SER-401 or placebo. The study’s primary endpoints are to evaluate safety and tolerability. Its secondary endpoints are to evaluate the correlation of microbiome biomarkers of response to various clinical and immunological outcome measures.

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

As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. See “Risk Factors—Risks Related to Our Operations—The COVID-19 pandemic caused by the novel strain of coronavirus has adversely impacted and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition” in Part I, Item 1A of this Annual Report on Form 10-K. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Intellectual Property

Patent Portfolio

We have an extensive patent portfolio directed to rationally designed ecologies of spores and microbes. The portfolio includes both company-owned patents and applications, and those that we have rights to as licensee. For example, our portfolio includes an option to license foundational intellectual property related to the use of bacteria in combination with checkpoint inhibitors from MD Anderson. The patents and applications included in our portfolio cover both composition of matter and methods (e.g., method of treating). Our intellectual property rights related to SER-109 (C. difficile) and SER-287 (ulcerative colitis) extend through 2033. We plan on continuing to broaden our patent portfolio. Currently, we have 23 active patent application families, which includes 19 nationalized applications, 2 pending at the PCT stage, and 2 pending U.S. provisional applications. To date, we have obtained 14 issued U.S. patents and 2 U.S. patent applications have additionally been allowed.

Regulatory Exclusivity

If we obtain marketing approval for any of our product candidates, we expect to receive marketing exclusivity against biosimilar products. For a new biological composition approved by the FDA, a 12-year period of exclusivity in the United States may be obtained. In Europe, the European Medicines Agency awards 10 years of exclusivity for new molecular entities.

Financial Operations Overview

Revenue

To date we have not generated any revenues from the sale of products.  Our revenues have been derived primarily from our agreements with our collaborators. See “—Liquidity and Capital Resources.”

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

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors and our clinical investigative sites. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses. All costs associated with the License Agreement with Nestlé, and the Research Agreement with MedImmune are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

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

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Microbiome therapeutics platform	$53,961	$50,307	$59,125
SER-109	14,939	10,281	18,482
SER-287	16,347	17,398	11,579
Early stage programs	5,323	2,155	6,769
Total research and development expenses	$90,570	$80,141	$95,955

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we complete our open-label clinical study of SER-109, advance the clinical development of SER-287, continue to discover and develop additional product candidates, including SER-301, SER-155 and SER-401 and pursue later stages of clinical development of our product candidates.

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

Restructuring

In February 2019, we implemented corporate changes to focus our resources on advancing our clinical-stage therapeutic candidates. As a result, we are concentrating on completing our SER-287 Phase 2b study in mild-to-moderate UC patients, expanding the SER-109 safety database to meet the FDA threshold of at least 300 patients, advancing the SER-401 Phase 1b study in collaboration with the PICI and MD Anderson to evaluate augmenting checkpoint inhibitor response in patients with metastatic melanoma, and advancing SER-301 into clinical development. In connection with the prioritization of these therapeutic candidates, we made changes to our management team and reduced headcount by approximately 30 percent.

Other (Expense) Income, Net

Interest (Expense) Income, Net

Interest income consists of interest earned on our cash, cash equivalents and investments.

Interest expense consists of interest incurred under our loan and security agreement with Hercules.

Other Income

Other income primarily consists of sublease income.

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2020, we had federal and state net operating loss carryforwards of $390.0 million and $386.9 million, respectively, both of which begin to expire in 2035. As of December 31, 2020, we also had federal and state research and development tax credit carryforwards of $36.4 million and $7.5 million, respectively, which begin to expire in 2031 and 2028, respectively. The federal research and development tax credits include an orphan drug credit carryforward of $20.7 million.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$11,897	$27,188	$(15,291)
Grant revenue	4,157	1,102	3,055
Collaboration revenue	17,161	6,215	10,946
Total revenue	33,215	34,505	(1,290)
Operating expenses:
Research and development	90,570	80,141	10,429
General and administrative	30,775	24,748	6,027
Restructuring expenses	—	1,492	(1,492)
Total operating expenses	121,345	106,381	14,964
Loss from operations	(88,130)	(71,876)	(16,254)
Other (expense) income:
Interest income	946	1,033	(87)
Interest expense	(2,924)	(502)	(2,422)
Other income	981	1,066	(85)
Total other (expense) income, net	(997)	1,597	(2,594)
Net loss	$(89,127)	$(70,279)	$(18,848)

Revenue

Total revenue was $33.2 million and $34.5 million for the years ended December 31, 2020 and 2019, respectively.  The revenue for the year ended December 31, 2020 related primarily to $17.2 million associated with our Research Agreement with MedImmune, a wholly owned subsidiary of AstraZeneca Inc.  The increase of $10.9 million in revenue from our Research Agreement from fiscal 2019 to fiscal 2020 is primarily related to AstraZeneca’s election to terminate the Research Agreement by and in accordance with its terms.  As a result of this election and because we no longer had any performance obligations as of December 31, 2020, we recognized all deferred revenue in fiscal 2020.  Additionally, we recognized $11.9 million of revenue associated with our license and collaborative agreement with Nestec Ltd., or the License Agreement.  This was a $15.3 million decrease from fiscal 2019, which was primarily a result of an increase in our total estimated costs expected to complete our single performance obligation driven by our active enrollment of patients in our open-label study for SER-109 in order to expand the safety database to meet the FDA threshold of at least 300 patients and SER-287 clinical development activity being adversely impacted by the COVID-19 pandemic.  The decrease was partially off-set by cumulative catch-up revenue associated with the increase of $10.0 million to the transaction price related to the milestone payment we received from Nestlé for initiating the SER-301 Phase 1b study.  Lastly, we recognized $4.2 million of grant revenue in fiscal 2020, which was a $3.1 million increase from fiscal 2019.  This is primarily the result of the advancement of our SER-155 research and development activities, which are reimbursable under the terms of the CARB-X grant.

Research and Development Expenses

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Microbiome therapeutics platform	$53,961	$50,307	$3,654
SER-109	14,939	10,281	4,658
SER-287	16,347	17,398	(1,051)
Early stage programs	5,323	2,155	3,168
Total research and development expenses	$90,570	$80,141	$10,429

Research and development expenses were $90.6 million for the year ended December 31, 2020, compared to $80.1 million for the year ended December 31, 2019. The increase of $10.4 million was due primarily to the following:

•

an increase of $3.7 million in research expenses related to our microbiome therapeutics platform due primarily to an increase of $5.0 million in employee and consultant expenses.  This was partially offset by a decrease of $1.8 million in facility and supply costs.

•

an increase of $4.7 million in expenses related to our SER-109 program, due primarily to an increase of $1.7 million in contract manufacturing, an increase of $1.3 million in employee and consultant expenses, an increase of $1.0 million in sequencing costs, an increase of $1.0 million in facilities and supply costs, and partially offset by a decrease of $0.4 million in clinical trial consulting expenses;

•

a decrease of $1.1 million in expenses of our SER-287 program primarily driven by a decrease in contract manufacturing of $3.4 million, and partially offset by an increase of $1.2 million in facility and supplies, an increase of $0.7 million in clinical trial consulting expenses, and an increase of $0.3 million employee and consultant expenses;

•	an increase of $3.2 million in expenses of our early stage programs primarily driven by an increase in clinical trials costs.

We expect that our research and development expenses may increase in the foreseeable future as we advance the clinical development of SER-109, SER-287 and SER-301, and continue to discover and develop additional product candidates, including SER-155 and SER-401, and pursue later stages of clinical development of our product candidates.

General and Administrative Expenses

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Personnel related (including stock-based compensation)	$11,078	$9,586	$1,492
Professional fees	13,781	9,279	4,502
Facility-related and other	5,916	5,883	33
Total general and administrative expenses	$30,775	$24,748	$6,027

General and administrative expenses were $30.8 million for the year ended December 31, 2020, compared to $24.7 million for the year ended December 31, 2019. The increase of $6.0 million was primarily due to the following:

•

an increase in personnel related costs of $1.5 million primarily due to the increase of $0.8 million in salary cost, payroll tax expense, and benefit costs, and a $0.4 million increase in stock-based compensation expense; and

•	an increase in professional fees of $4.5 million primarily due to a $4.1 million increase in SER-109 commercial readiness and a $0.6 million increase in recruiting fees.

Restructuring

During the year ended December 31, 2019 we recorded charges of $1.5 million related to severance and other termination benefits, of which $1.3 million was paid during the year ended December 31, 2019.  The remaining $0.2 million of restructuring charges were paid in fiscal 2020. No restructuring charges were recorded during the years ended December 31, 2018 and December 31, 2020.

Other (Expense) Income, Net

Other (expense) income, net for the year ended December 31, 2020 was $1.0 million of expense, compared to $1.6 million of income for the year ended December 31, 2019. The $2.6 million decrease in other (expense) income, net was primarily due to $2.9 million of interest expense associated with our term loan with Hercules, associated with the term loan being outstanding for the entirety of fiscal 2020 compared to partially outstanding in fiscal 2019.

Comparison of Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Revenue
Collaboration revenue - related party	$27,188	$26,917	$271
Grant revenue	1,102	1,350	(248)
Collaboration revenue	6,215	—	6,215
Total revenue	34,505	28,267	6,238
Operating expenses:
Research and development	80,141	95,955	(15,814)
General and administrative	24,748	32,596	(7,848)
Restructuring expenses	1,492	—	1,492
Total operating expenses	106,381	128,551	(22,170)
Loss from operations	(71,876)	(100,284)	28,408
Other income:
Interest income	1,033	1,172	(139)
Interest expense	(502)	—	(502)
Other income	1,066	170	896
Total other income, net	1,597	1,342	255
Net loss	$(70,279)	$(98,942)	$28,663

Revenue

Total revenue was $34.5 million and $28.3 million for the years ended December 31, 2019 and 2018, respectively.  The revenue for both periods principally relates to the recognition of amounts received under the License Agreement.  The increase is mainly due to recognition of amounts received under the Research Agreement entered into in March 2019.

Research and Development Expenses

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Microbiome therapeutics platform	$50,307	$59,125	$(8,818)
SER-109	10,281	18,482	$(8,201)
SER-287	17,398	11,579	$5,819
Early stage programs	2,155	6,769	(4,614)
Total research and development expenses	$80,141	$95,955	$(15,814)

Research and development expenses were $80.1 million for the year ended December 31, 2019, compared to $96.0 million for the year ended December 31, 2018. The decrease of $15.8 million was due primarily to the following:

•

a decrease of $8.8 million in research expenses related to our microbiome therapeutics platform, due primarily to a decrease of $9.3 million in employee and consultant expenses, and partially offset by an increase of $0.4 million of professional fees and an increase of $0.2 million of facility and supply costs;

•

a decrease of $8.2 million in expenses related to our SER-109 program, due primarily to a decrease of $3.2 million in contract manufacturing costs, a $3.1 million decrease in clinical trial consulting expenses, a $1.0 million decrease in facility and supply costs, and a decrease of $0.9 million in sequencing costs;

•

an increase of $5.8 million in expenses of our SER-287 program primarily driven by an increase in clinical trials costs of $4.8 million, an increase in contract manufacturing of $3.4 million, this is partially offset by a $1.2 million decrease in facility and supply costs, and a $0.8 million decrease sequencing and a $0.4 million decrease in employee and consultant expenses, and;

•	a decrease of $4.6 million in expenses of our early stage programs primarily driven by a decrease in clinical trial costs of $2.8 million and decrease in sequencing costs $1.0 million.
General and Administrative Expenses

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Personnel related (including stock-based compensation)	$9,586	$15,765	$(6,179)
Professional fees	9,279	7,609	1,670
Facility-related and other	5,883	9,222	(3,339)
Total general and administrative expenses	$24,748	$32,596	$(7,848)

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

Other Income, Net

Other income, net for the year ended December 31, 2019 was $1.6 million, compared to $1.3 million for the year ended December 31, 2018.  The $0.3 million increase in other income, net was primarily due to sublease income of $0.9 million.  This increase was partially offset by interest expense of $0.5 million incurred under the Term Loan Facility.

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

In November 2019, we entered into a common stock sales agreement, or the 2019 Sales Agreement, with Cowen to sell shares of our common stock with aggregate gross sales proceeds of up to $25.0 million, from time to time, through an ATM under which Cowen acts as sales agent.  In March 2020, in connection with filing an updated registration statement on Form S-3 (File No. 333-237033), we entered into a new common stock sales agreement, or the 2020 Sales Agreement, with Cowen on substantially the same terms as the 2019 Sales Agreement and terminated the 2019 Sales Agreement. During the year ended December 31, 2020, we sold approximately 5.8 million shares of common stock under the 2019 Sales Agreement and the 2020 Sales Agreement, as applicable, at an average price of approximately $4.40 per share, raising aggregate net proceeds of approximately $24.8 million after deducting an aggregate commission of approximately 3%.

As of December 31, 2020, we had cash, cash equivalents and short- and long-term investments totaling $303.4 million and an accumulated deficit of $548.8 million.  Based on our current plans and forecasted expenses, we believe that our cash, cash equivalents and investments as of December 31, 2020, will enable us to fund our operating expenses, debt service obligations and capital expenditures for at least the next 12-months from issuance of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Collaboration Agreements

Agreement with Nestlé

In January 2016, we entered into the License Agreement, for the development and commercialization of certain of our product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. In exchange for the license, Nestlé agreed to pay us an upfront cash payment of $120.0 million, which we received in February 2016. Nestlé has also agreed to pay us tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of certain products based on our microbiome technology that are being developed for the treatment of CDI and IBD, including SER-109, SER-262, SER-287 and SER-301, or collectively, the Nestlé Collaboration Products in markets outside of the United States and Canada, or the Licensed Territory. We have retained full commercial rights to the Nestlé Collaboration Products with respect to the United States and Canada, where we plan to build our own commercial organization. We are eligible to receive up to $285.0 million in development milestone payments, $375.0 million in regulatory payments and up to an aggregate of $1.1 billion for the achievement of certain commercial milestones related to the sales of Nestlé Collaboration Products. The full potential value of the up-front payment and milestone payments payable by Nestlé is over $1.9 billion, assuming all products receive regulatory approval and are successfully commercialized. In September 2016, we received a $10.0 million milestone payment associated with the initiation of the Phase 1b clinical study for SER-262 in CDI. In June 2017, we initiated a Phase 3 clinical study of SER-109 (ECOSPOR III) in patients with multiply recurrent CDI. In July 2017, we recorded revenue of $20.0 million based on the achievement of this milestone under the License Agreement. In November 2018, we executed a letter agreement with Nestlé, or the Letter Agreement, modifying certain terms of the License Agreement. Under the Letter Agreement, Nestlé agreed to pay us the $20.0 million Phase 3 milestone payment upon commencement of the Phase 2b study for SER-287. In December 2018, we received $40.0 million in milestone payments in connection with the commencement of the Phase 2b study for SER-287. To date, we have received $80.0 million in development milestones under the License Agreement with Nestlé.

For the development of Nestlé Collaboration Products for IBD under a global development plan, we agreed to pay the costs of clinical trials of such products up to and including Phase 2 clinical trials, and 67% of the costs for Phase 3 and other clinical trials of such products, with Nestlé bearing the remaining 33% of such costs. The Letter Agreement also provides scenarios under which Nestlé’s reimbursement to us for certain Phase 3 development costs would be reduced or delayed depending on the outcomes of the SER-287 Phase 2b study. For other clinical development of Nestlé Collaboration Products for IBD, we agreed to pay the costs of such activities to support approval in the United States and Canada, and Nestlé agreed to bear the cost of such activities to support approval of Nestlé Collaboration Products in the Licensed Territory.

With respect to development of Nestlé Collaboration Products for CDI under a global development plan, we agreed to pay all costs of Phase 2 clinical trials for SER-109 and for Phase 3 clinical trials for SER-109. We agreed to bear all costs of conducting any Phase 1 or Phase 2 clinical trials under a global development plan for Nestlé Collaboration Products other than SER-109 for CDI. We agreed to pay 67% and Nestlé agreed to pay 33% of other costs of Phase 3 clinical trials conducted for Nestlé Collaboration Products other than SER-109 for CDI under a global development plan. For other clinical development of Nestlé Collaboration Products for CDI, we agreed to pay costs of such development activities to support approval in the United States and Canada, and Nestlé agreed to bear the cost of such activities to support approval of Nestlé Collaboration Products in the Licensed Territory.

Agreement with AstraZeneca

In March 2019, we entered into the Research Agreement with MedImmune, a wholly owned subsidiary of AstraZeneca. Pursuant to the Research Agreement, we and AstraZeneca agreed to conduct certain pre-clinical and development activities and may conduct certain clinical research with the goal of advancing the mechanistic understanding of the microbiome in augmenting the efficacy of cancer immunotherapy, including potential synergy with AstraZeneca compounds in accordance with a mutually agreed research plan. Pursuant to the Research Agreement, we agreed not to conduct research or development of any microbiome products specifically designed by us during the term of the Research Agreement for the treatment of cancer with or on behalf of any third party without the prior approval of the joint steering committee for the Research Agreement until at least three years after the effective date of the Research Agreement.

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

In December 2020, we received written notice from AstraZeneca that they elected to terminate the Research Agreement by and in accordance with its terms. The termination of the Research Agreement will be effective on April 2, 2021 (the “Termination Date”), which is 120 days from the date of the notice. We received the third and final $6.7 million installment of the aggregate $20.0 million upfront payment due under the Research Agreement in January 2021.

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

As of December 31, 2020 and December 31, 2019, the outstanding principal under the Term Loan Facility was $25.0 million and $24.6 million, respectively.  For a further description of the Term Loan Facility, see Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Cash Flows

The following table summarizes our sources and uses of cash, cash equivalents and restricted cash for each of the periods presented:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Cash used in operating activities	$(93,610)	$(76,520)	$(62,854)
Cash (used in) provided by investing activities	$(158,891)	$(30,518)	$112,318
Cash provided by financing activities	$303,424	$86,231	$268
Net increase (decrease) in cash and cash equivalents and restricted cash	$50,923	$(20,807)	$49,732

Operating Activities

During the year ended December 31, 2020, operating activities used $93.6 million of cash, primarily due to a net loss of $89.1 million and by cash used in changes in our operating assets and liabilities of $23.2 million and partially offset by non-cash charges of $18.7 million. Net cash used in changes in our operating assets and liabilities during the year ended December 31, 2020 primarily consisted of a $11.6 million decrease in deferred revenue, a $4.5 million decrease in operating lease liabilities, a $1.2 million decrease in accounts payable, a $7.6 million increase in accounts receivable, a $2.2 million increase in prepaid expenses and other current assets, and offset by a $3.8 million decrease in accrued expenses and other liabilities. The decrease in deferred revenue is due to recognition of revenue during the year and partially offset by $10.0 million associated with the increase in the transaction price for the License Agreement for the initiation of the Phase 1b study for SER-301. The decrease in operating lease liabilities was due to the cash payment of lease obligations.

During the year ended December 31, 2019, operating activities used $76.5 million of cash, primarily due to a net loss of $70.3 million and by cash used in changes in our operating assets and liabilities of $24.6 million and partially offset by non-cash charges of $18.4 million. Net cash used in changes in our operating assets and liabilities during the year ended December 31, 2019 consisted of a $17.5 million decrease in deferred revenue, a $4.2 million decrease in operating lease liabilities, a $2.9 million decrease in accrued expenses and other liabilities, a $1.8 million increase in accounts receivable and offset in part by a $3.3 million decrease in prepaid expenses and other current assets. The decrease in deferred revenue is due to recognition of revenue during the year and partially offset by the receipt of $15.0 million of payments from AstraZeneca under the Research Agreement. The decrease in operating lease liabilities was due to the cash payment of lease obligations.

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

Investing Activities

During the year ended December 31, 2020, investing activities used $158.9 million of cash, consisting of purchases of investments of $218.3 million, and purchases of property and equipment of $0.6 million; these amounts were partially offset by sales and maturities of investments of $60.0 million.

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

Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities was $303.4 million.  This was a result of $243.7 million from proceeds from public offering of common stock, net of costs, $19.9 million of proceeds from the Securities Purchase Agreement, $24.8 million of proceeds from the at market equity offering, net of commissions, and $14.4 million from the exercise of stock options.

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

Funding Requirements

Our expenses may increase substantially in connection with our ongoing and planned activities related to our pipeline products, which are in clinical development, and our follow-on therapeutic candidates and other programs. In addition, we expect to continue to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	complete the clinical development and prepare for commercialization of SER-109 for patients with recurrent CDI;
•	continue the clinical development of SER-287 in our Phase 2b clinical trial for the treatment of UC;
•	continue the clinical development of SER-301 for the treatment of UC;
•	conduct research and initiate clinical development of SER-155 for the prevention of mortality due to GvHD in immunocompromised patients, including in patients receiving all-HSCT;

•	continue the clinical development of SER-401 in our Phase 1b clinical trial for use with checkpoint inhibitors in patients with metastatic melanoma;
•	make strategic investments in manufacturing capabilities;
•	make strategic investments in our research discovery and development platforms and capabilities;
•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	perform our obligations under our agreements with our collaborators;
•	seek to obtain regulatory approvals for our product candidates; and
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

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

As noted above, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity and future funding requirements is uncertain as of the filing date of this Annual Report on Form 10-K as this continues to evolve globally. See “Impact of Novel Coronavirus” above and “Risk Factors—Risks Related to Our Operations—The COVID-19 pandemic caused by the novel strain of coronavirus has adversely impacted and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition” in Part I, Item 1A of this Annual Report on Form 10-K for a further discussion of the possible impact of the COVID-19 pandemic on our business.

As discussed in Note 1 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued.  We expect our cash, cash equivalents and short- and long-term investments at December 31, 2020 of $303.4 million will be sufficient to fund our operating expenses, debt service obligations and capital expenditure requirements for at least the next 12-months from issuance of the financial statements.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2020 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments(1)	$18,009	$6,461	$11,548	$—	$—
Long-term debt obligation, including interest and end of term charge(2)	32,296	3,395	28,901	—	—
Total	$50,305	$9,856	$40,449	$—	$—

(1)	Amounts in the table reflect payments due under our operating lease agreements that expire between May 2021 and November 2023.
(2)

Amounts in the table reflect payments due for our term loan under an arrangement with Hercules for $25,000. The amounts in the table above reflect interest-only payments through December 1, 2021 with payments on principal beginning thereafter. For purposes of the table above, interest payments were calculated using an annual interest rate of 9.65%, which was the interest rate in effect as of December 31, 2020. Additionally, the table above includes a payment due upon maturity of the loan of $1,213. See Note 9 of the consolidated financial statements for further discussion of the Hercules term loan.

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

As of December 31, 2020, our cash and cash equivalents consisted of cash and money market accounts. Our interest income is sensitive to changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of December 31, 2020, we had outstanding borrowings under the Term Loan Facility.  We accrue interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 4.40%, and (ii) 9.65%. An immediate 10% change in the Prime Rate would not have a material impact on our debt‑related obligations, financial position or results of operations

Item 8. Financial Statements and Supplementary Data

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

Based on this assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report on our internal control over financial reporting of our registered public accounting firm because we are a non-accelerated filer.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Director Biographical Information

Name	Age	Position
Dennis A. Ausiello, M.D. (3)	75	Director
Grégory Behar (3)	51	Director
Stephen Berenson (3)	60	Chairman of the Board of Directors
Paul R. Biondi (2)	51	Director
Willard H. Dere, M.D. (1)	67	Director
Kurt C. Graves (2)	53	Director
Richard N. Kender (1)(2)	65	Director
Eric D. Shaff	45	President, Chief Executive Officer and Director
Meryl S. Zausner (1)(2)	64	Director

(1)	Member of the audit committee.

(2)	Member of the compensation and talent committee.

(3)	Member of the nominating and corporate governance committee.

Dennis A. Ausiello, M.D. has served as a member of our board of directors since April 2015. Dr. Ausiello has served as the Jackson Distinguished Professor of Clinical Medicine at Harvard Medical School and Director, Emeritus of Harvard Medical School’s M.D./Ph.D. Program since 1996, Chair of Medicine, Emeritus, and Director of the Center for Assessment Technology and Continuous Health (CATCH) at Massachusetts General Hospital, which he co-founded, since 2012, and Physician-in-Chief Emeritus at Massachusetts General Hospital since 2013. From 1996 to April 2013, Dr. Ausiello served as the Chief of Medicine at Massachusetts General Hospital. Dr. Ausiello is a member of the Institute of Medicine of the National Academy of Sciences and a fellow of the American Academy of Arts and Sciences. Dr. Ausiello has served on the board of directors of Alnylam Pharmaceuticals since April 2012 and previously served on the board of directors of Pfizer Inc. from 2006 to 2019, where he currently serves on the advisory board since 2019. Dr. Ausiello also serves on the boards of directors of numerous privately held companies. Dr. Ausiello received a B.A. in Biochemistry from Harvard College and an M.D. from the University of Pennsylvania. We believe that Dr. Ausiello is qualified to serve on our board of directors because of his extensive experience as a physician and as a director of pharmaceutical companies.

Grégory Behar has served as a member of our board of directors since December 2014. Mr. Behar has served as Chief Executive Officer of Nestlé Health Science, a business unit of Société des Produits Nestlé S.A., a health sciences company, since July 2014. From July 2011 to July 2014, Mr. Behar was President and Chief Executive Officer of Boehringer Ingelheim Pharmaceuticals Inc. (USA), a pharmaceutical company. From 2010 to July 2011, Mr. Behar was Corporate Vice President Region NECAR (North European Union, Canada and Australasia) for Boehringer-Ingelheim GmbH, a pharmaceutical company. Mr. Behar has served on the board of directors of Axcella Health, Inc. since February 2016 and previously served on the board of directors of Aimmune Therapeutics, Inc. from November 2016 until its acquisition in October 2020. Mr. Behar also serves on the boards of directors of numerous privately held companies. Mr. Behar received his B.S. in Mechanical Engineering from the University of California, Los Angeles, an M.S. in Mechanical Engineering and Manufacturing from EPFL in Switzerland and an M.B.A. from INSEAD in France. We believe that Mr. Behar is qualified to serve on our board of directors because of his extensive business experience in the health sciences and pharmaceutical industries.

Stephen Berenson has served as Chairman of our board of directors since December 2019 and as a member of our board of directors since August 2019. Mr. Berenson has been a Managing Partner at Flagship Pioneering, a life sciences innovation firm, since June 2017. Prior to Flagship, Mr. Berenson spent 33 years in various roles as an investment banker at J.P. Morgan, an investment bank, most recently serving in the role of Vice Chairman of Investment Banking from 2005 to April 2017, where he focused on providing high-touch strategic advice and complex transaction execution to leading companies across all industries globally. He was co-founder of J.P. Morgan’s Global Strategic Advisory Council and co-founder of the firm’s Board Initiative. Mr. Berenson also serves on the boards of directors of Moderna, Inc. and CiBO Technologies, Inc. Mr. Berenson received an S.B. in Mathematics from the Massachusetts Institute of Technology. We believe that Mr. Berenson is qualified to serve on our board of directors because of his extensive experience working with rapidly-growing companies across various industries.

Paul R. Biondi has served as a member of our board of directors since March 2020. Mr. Biondi is an Executive Partner and President of Pioneering Medicines at Flagship Pioneering, roles he has held since November 2019. Mr. Biondi joined Flagship Pioneering following a seventeen-year tenure at Bristol-Myers Squibb, or BMS, a pharmaceutical company, where he was most recently the

Senior Vice President of Strategy and Business Development from October 2015 to November 2019. Prior to serving in the role of Senior Vice President of Strategy, from 2002 to 2015, Mr. Biondi held a series of other leadership roles within BMS’ Research and Development organization overseeing strategy, portfolio and project management, as well as clinical and business operations. Mr. Biondi holds a bachelor’s degree from Dartmouth College and an M.B.A. from the J.L. Kellogg School of Management at Northwestern University. We believe that Mr. Biondi is qualified to serve on our board of directors because of his extensive experience in biopharmaceutical strategy and corporate development.

Willard H. Dere, M.D. has served as a member our board of directors since July 2017. Dr. Dere has been Professor of Internal Medicine, B. Lue and Hope S. Bettilyon Presidential Endowed Chair in Internal Medicine for Diabetes Research, Executive Director of Personalized Health, and Co-Principal Investigator of the Center for Clinical and Translational Science at the University of Utah Health Sciences Center since November 2014 and Associate Vice President for Research since September 2019. Prior to his professorship, from 2003 until his retirement in October 2014, Dr. Dere held multiple roles at Amgen, Inc., including Head of Global Development, and both corporate and international Chief Medical Officer, and led development of programs in various therapeutic areas. Dr. Dere serves on the boards of directors of several companies, including BioMarin Pharmaceutical, Inc. since 2016, Radius Health since 2014, and Mersana Therapeutics, Inc. since 2018. From October 2016 to December 2017, he served on the board of directors of Ocera Therapeutics. Dr. Dere received his B.A. in History and Zoology and M.D. from the University of California, Davis, completed his internal medicine residency training at the University of Utah, and his postdoctoral training in endocrinology and metabolism at the University of California, San Francisco. We believe Dr. Dere is qualified to serve on our board of directors due to his extensive academic experience and his knowledge of the biotechnology industry.

Kurt C. Graves has served as a member of our board of directors since November 2015. Mr. Graves was previously the Chairman, President and Chief Executive Officer of Intarcia Therapeutics, Inc., or Intarcia, a biotechnology company, from April 2012 to December 2020 and Executive Chairman from August 2010 to April 2012. Mr. Graves also previously served as Executive Chairman of Biolex Therapeutics, a biopharmaceutical company, from November 2010 to March 2012. Previously, he served as Executive Vice President, Chief Commercial Officer and Head of Strategic Development at Vertex Pharmaceuticals Inc., or Vertex, from July 2007 to October 2009. Prior to joining Vertex, Mr. Graves held various leadership positions at Novartis Pharmaceuticals Corporation, or Novartis Corp., from 1999 to June 2007, including the Chief Marketing Officer for the pharmaceuticals division of Novartis Corp. from September 2003 to June 2007. He served on the boards directors of Radius Health, Inc. from May 2011 to March 2020, and Achillion Pharmaceuticals, Inc. from June 2012 to January 2020. Mr. Graves received a B.S. in Biology from Hillsdale College. We believe Mr. Graves is qualified to serve as a member of our board of directors because of his extensive experience in the life sciences industry, membership on various boards of directors and his leadership and management experience.

Richard N. Kender has served as a member of our board of directors since October 2014. From October 1978 to September 2013, Mr. Kender held positions in a variety of corporate areas at Merck & Co., Inc., or Merck, a pharmaceutical company, most recently serving as Senior Vice President of Business Development and Corporate Licensing. Mr. Kender has served on the boards of directors of Poxel S.A. since March 2015, Bicycle Therapeutics PLC since July 2019, and ReViral Ltd since November 2019. He previously served on the boards of directors of INC Research Holdings, Inc. between December 2014 and August 2017 and Abide Therapeutics, Inc. between December 2015 and May 2019. Mr. Kender received a B.S. in Accounting from Villanova University and an M.B.A. from Fairleigh Dickinson University. We believe Mr. Kender is qualified to serve on our board of directors because of his finance experience and knowledge of the biotechnology industry.

Eric D. Shaff has served as our President and Chief Executive Officer and a member of our board of directors since January 2019. Previously, he served as our Chief Operating and Financial Officer and Executive Vice President from January 2018 until January 2019 and as our Chief Financial Officer from November 2014 until January 2019. From January 2012 to November 2014, Mr. Shaff was Vice President of Corporate Finance for Momenta Pharmaceuticals, or Momenta, a biotechnology company, where he helped manage Momenta’s accounting, finance, planning, and procurement functions, as well as contributing to Momenta’s investor relations efforts. Prior to Momenta, Mr. Shaff held a number of corporate development and finance positions with Genzyme Corporation, a biotechnology company, most recently as Vice President of Finance/Controller for the Personalized Genetic Health division. Mr. Shaff has served on the board of directors of Sigilon Therapeutics, Inc. since November 2017. Mr. Shaff received his B.A. from the University of Pennsylvania and his M.B.A. from Cornell University. We believe Mr. Shaff is qualified to serve on our board of directors because of his extensive business and finance experience and his knowledge of the biotechnology industry.

Meryl Zausner has served as a member of our board of directors since August 2018. Ms. Zausner worked for Novartis Pharmaceuticals, Inc., or Novartis, a pharmaceutical company, from 1988 until her retirement in 2017, most recently serving as Chief Financial and Administrative Officer and a member of the Pharmaceutical Executive Committee and Global Finance Leadership Team of Novartis in the United States. At Novartis, she helped launch the Oncology Business Unit, as well as the company’s shared services organization. Prior to serving as Chief Financial and Administrative Officer, Ms. Zausner was a member of the Novartis Global Oncology leadership team, where she contributed to the development and commercialization of therapies, including Gleevec® (imatinib). Ms. Zausner has served on the board of directors of the Multiple Myeloma Research Foundation since 2009, and previously served on the board of directors of Neon Therapeutics, Inc. from December 2017 to May 2020. Ms. Zausner received a

B.S. in Accounting and Economics from the University at Albany, SUNY. We believe Ms. Zausner is qualified to serve on our board of directors because of her finance and leadership experience and knowledge of the pharmaceutical industry.

Information about our Executive Officers

Name	Age	Position
Eric D. Shaff	45	President, Chief Executive Officer and Director
Marcus Chapman	50	Vice President, Finance and Principal Financial and Accounting Officer
Thomas J. DesRosier	66	Executive Vice President and Chief Legal Officer
David S. Ege, Ph.D.	46	Executive Vice President and Chief Technology Officer
Matthew Henn, Ph.D.	46	Executive Vice President and Chief Scientific Officer
Lisa von Moltke, M.D.	62	Executive Vice President and Chief Medical Officer
Teresa L. Young, Ph.D.	54	Executive Vice President, Chief Commercial and Strategy Officer

Information concerning Eric D. Shaff, our President and Chief Executive Officer, may be found above in the section entitled “Director Biographical Information.”

Marcus Chapman has served as our Senior Vice President, Finance since January 2018 and as Principal Financial and Accounting Officer since April 2019. Since joining our company in March 2015, he has held positions of increasing seniority, including as our Senior Director of Finance from March 2015 to January 2018. Prior to joining our company, Mr. Chapman served in roles of increasing seniority at Takeda Oncology, or Takeda, the oncology business unit of Takeda Pharmaceuticals Co. Ltd., from August 2007 to March 2015, culminating as Senior Director of Finance and Interim Head of Finance. In these roles, Mr. Chapman oversaw finance functions supporting U.S. sales, U.S. and global marketing, operations, global medical affairs and manufacturing. Prior to Takeda, Mr. Chapman held senior roles at Clarion Healthcare Consulting and Strategic Decisions Group. He began his career at LaSalle Partners in their Investment Banking and Investment Management groups. Mr. Chapman received his B.A. in Economics from Wheaton College and his M.B.A. from The Tuck School of Business at Dartmouth College.

Thomas J. DesRosier has served as our Chief Legal Officer, Executive Vice President, and Secretary since May 2016. Previously, he served as Executive Vice President, Chief Legal and Administrative Officer and Secretary of ARIAD Pharmaceuticals, Inc., a biopharmaceutical company, from 2015 to 2016, Executive Vice President, Chief Legal and Administrative Officer and Secretary of Cubist Pharmaceuticals, Inc., or Cubist, a biopharmaceutical company, from 2014 to 2015 and Senior Vice President, Chief Legal Officer and Secretary of Cubist from 2013 to 2014. Before that, Mr. DesRosier served as Senior Vice President, General Counsel North America of Sanofi S.A., a global biopharmaceutical company, from 2011 to 2013. From 1999 to 2011, Mr. DesRosier held leadership roles of increasing seniority within the legal group of Genzyme Corporation, a biotechnology company, culminating in his role as Senior Vice President, Chief Legal Officer. Mr. DesRosier has served as a member of the board of directors of Avanir Pharmaceuticals, a wholly-owned subsidiary of Otsuka Pharmaceutical Company, Ltd., since June 2017. Mr. DesRosier earned a B.A. in Chemistry from the University of Vermont and a J.D. from Wake Forest University School of Law.

David S. Ege, Ph.D. has served as our Executive Vice President and Chief Technology Officer since October 2020. Previously, Dr. Ege served in a variety of technical and leadership roles in R&D and manufacturing at Merck from November 2003 to October 2020, most recently as global lead for digital strategy in Merck’s Manufacturing Division from June 2019 to October 2020. From April 2015 to June 2019, Dr. Ege served as Executive Director of Vaccines & Biologics Manufacturing at Merck’s plant in Elkton, Virginia, where he led bulk manufacturing operations for Gardasil®, Gardasil9® and Cancidas®. He has contributed to the successful first-in-class licensure and launch of cervical cancer vaccines, Gardasil® (2006) and Gardasil9® (2014), and a breakthrough cancer immunotherapy, Keytruda® (2014). He graduated summa cum laude from Princeton with a B.S.E. in chemical engineering and earned his Ph.D. in chemical engineering from the University of Pennsylvania.

Matthew Henn, Ph.D. has served as our Executive Vice President and Chief Scientific Officer since February 2019. Since joining our company at its launch in June 2012, he has held positions of increasing seniority, most recently as Executive Vice President, Head of Discovery and Microbiome R&D from January 2018 to February 2019, and previously as Senior Vice President, Head of Discovery and Bioinformatics from June 2012 to January 2018. Prior to joining our company, he was the Director of Viral Genomics and Assistant Director of the Genome Sequencing Center for Infectious Diseases at the Broad Institute of the Massachusetts Institute of Technology and Harvard. He currently serves on the scientific advisory boards of the Forsyth Institute and Growcentia, Inc., an agricultural microbiome company. Dr. Henn earned his B.S. in Ecology and Evolutionary Sciences from the University of New Hampshire and his Ph.D. in Ecosystem Sciences from the University of California at Berkeley, where he was a NASA Earth Systems Sciences Fellow, and trained as a NSF Postdoctoral Fellow in Microbiology at Duke University.

Lisa von Moltke, M.D. has served as our Executive Vice President and Chief Medical Officer since March 2020. Previously, Dr. von Moltke worked for Alkermes, Inc., a pharmaceutical company, from June 2015 to December 2019, where she served in roles of increasing seniority, culminating as Senior Vice President and Head of Clinical Development. Beginning in June 2015, Dr. Moltke served as VP Clinical Pharmacology, DMPK and Bioanalytics, was promoted to Head of Clinical Development in November 2015, and became SVP in June 2018. Prior to joining Alkermes, Dr. von Moltke served as Vice President Clinical Pharmacology at Sanofi/Genzyme Corporation, a biotechnology company, from 2009 to 2015 and was US Head Clinical & Exploratory Pharmacology Sciences (CEP) and Early Development. Starting in 2014 she was Head CEP for Japan and China regions. From 2006 to 2009, Dr. von Moltke was Head, Translational Medicine for the Takeda Oncology Company, a biopharmaceutical company, in Cambridge, MA. She has served as President of the American College of Clinical Pharmacology, and as the Editor-in-Chief of The Journal of Clinical Pharmacology. Dr. von Moltke earned a B.A. degree at Wellesley College and her M.D. from Michigan State University, College of Human Medicine.

Teresa L. Young, Ph.D. has served as our Executive Vice President, Chief Commercial and Strategy Officer since June 2020. Previously, Dr. Young served as Vice President, Global Commercial Strategy at Sage Therapeutics from March 2018 to June 2020, where she led development of Sage’s global commercial capabilities, including global marketing, insights and analytics and new product planning. Prior to that, she held commercial leadership roles of increasing responsibility at Bristol-Myers Squibb from November 2010 to March 2018, culminating in her role as Vice President and General Manager, Cardiovascular, in which she led the global ELIQUIS® business to become the company’s largest product by revenue. Earlier in her career, Dr. Young held marketing and sales roles at GlaxoSmithKline from June 1993 to November 2010, where she catalyzed growth for the company’s Urology, Diabetes and NeuroHealth organizations. Dr. Young is a member of the Women in Bio and Healthcare Businesswomen’s Association and served on the Advisory Board of the Healthcare Businesswomen’s Association. Dr. Young received her B.S. in pharmacy and her Ph.D. in healthcare marketing from the University of South Carolina.

Code of Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website at www.serestherapeutics.com in the “Investors & Media” section under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, as well as Nasdaq’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified in the preceding sentence. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Other

The information in response to this item is contained in part under the captions, “Directors of the Registrant” and “Information about our Executive Officers” at the end of Part I of this Annual Report on Form 10-K. The remainder of the information required to be disclosed by this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 16, 2021 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required to be disclosed by this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 16, 2021 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 16, 2021 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required to be disclosed by this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 16, 2021 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required to be disclosed by this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 16, 2021 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statements Schedules

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

(a)(3) Exhibits.

The following is a list of all exhibits filed as a part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15

3.2	Amended and Restated By-Laws	8-K	001-37465	3.2	12/7/20

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-204484	4.2	6/16/15

4.2	Description of Capital Stock					*

10.1#	2015 Incentive Award Plan and forms of award agreements thereunder					*

10.2#	2015 Employee Stock Purchase Plan	S-1/A	333-204484	10.3	6/16/15

10.3#	2012 Stock Incentive Plan, as amended and form of option agreement thereunder	S-1	333-204484	10.1	5/27/15

10.4#	Non-Employee Director Compensation Program					*

10.5	Lease Agreement, dated April 1, 2015, by and between the Registrant and ARE-MA Region No. 38, LLC	S-1	333-204484	10.13	5/27/15

10.6	Lease, dated November 11, 2015, by and between the Registrant and BMR-Sidney Research Campus, LLC	10-K	001-37465	10.13	3/14/16

10.7	Sublease Agreement dated July 1, 2019, by and between the Registrant and Flagship VL56, Inc., and Flagship VL58, Inc.	10-Q	001-37465	10.3	11/5/19

10.8#	Amended and Restated Employment Agreement, dated January 29, 2021, by and between the Registrant and Eric D. Shaff	8-K	001-37465	10.1	2/1/21

10.9#	Employment Agreement, dated January 29, 2021 by and between the Registrant and Thomas J. DesRosier	8-K	001-37465	10.2	2/1/21

10.10#	Second Amended and Restated Employment Agreement, dated January 29, 2021, by and between the Registrant and Matthew R. Henn, Ph.D.	8-K	001-37465	10.3	2/1/21

10.11#	Employment Agreement, dated July 11, 2019, by and between the Registrant and Marcus Chapman	10-Q	001-37465	10.1	11/5/19

10.12#	Amended and Restated Employment Agreement, dated January 29, 2021, by and between the Registrant and David S. Ege, Ph.D.					*

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.13#	Amended and Restated Employment Agreement, dated January 29, 2021, by and between the Registrant and Teresa L. Young					*

10.14#	Amended and Restated Employment Agreement, dated January 29, 2021, by and between the Registrant and Lisa von Moltke, M.D.					*

10.15	Loan and Security Agreement, dated October 29, 2019, between the Registrant and Hercules Capital, Inc.	8-K	001-37465	10.1	11/4/19

10.16	First Amendment to Loan and Security Agreement by and between the Registrant and Hercules Capital, Inc., dated April 16, 2020	10-Q	001-37465	10.2	7/28/20

10.17^	Collaboration and License Agreement, dated January 9, 2016, by and between the Registrant and Société des Produits Nestlé S.A..	10-Q	001-37465	10.1	5/16/16

10.18	Amendment No. 1 to the Collaboration and License Agreement, dated August 10, 2016, by and between the Registrant and Nestec Ltd.	10-K	001-37465	10.22	3/6/19

10.19^	Letter Agreement dated October 30, 2018, by and between the Registrant and Nestec Ltd.	10-K	001-37465	10.23	3/6/19

10.20	Securities Purchase Agreement, dated August 12, 2020 by and between the Company and Société des Produits Nestlé S.A.	8-K	001-37465	10.1	8/14/20

21.1	Subsidiaries of Seres Therapeutics, Inc.	10-K	001-37465	21.1	3/2/20

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Principal Financial Officer					**

101.INS	Inline XBRL Instance Document- the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.
^	Confidential treatment has been granted with respect to redacted portions of this exhibit. Redacted portions of this exhibit have been filed separately with the SEC.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERES THERAPEUTICS, INC.

Date: March 2, 2021	By:	/s/ Eric D. Shaff
Eric D. Shaff
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric D. Shaff	President, Chief Executive Officer	March 2, 2021
Eric D. Shaff	and Director
(Principal Executive Officer)
/s/ Marcus Chapman	Vice President, Finance	March 2, 2021
Marcus Chapman	(Principal Financial and Accounting Officer)

/s/ Stephen Berenson	Chairman of the Board	March 2, 2021
Stephen Berenson

/s/ Dennis A. Ausiello	Director	March 2, 2021
Dennis A. Ausiello, M.D.

/s/ Paul R. Biondi	Director	March 2, 2021
Paul R. Biondi

/s/ Willard H. Dere	Director	March 2, 2021
Willard H. Dere

/s/ Grégory Behar	Director	March 2, 2021
Grégory Behar

/s/ Kurt C. Graves	Director	March 2, 2021
Kurt C. Graves

/s/ Richard N. Kender	Director	March 2, 2021
Richard N. Kender

/s/ Meryl S. Zausner	Director	March 2, 2021
Meryl S. Zausner

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Seres Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Seres Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, of stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers in 2018.

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

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company will require additional financing to fund future operations. Management’s evaluation of the events and conditions and management’s plans to mitigate these matters are described in Note 1.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Nestlé Health Science (‘NHS’) Collaboration Agreement Recognized Under an Input Method

As described in Notes 2 and 12 to the consolidated financial statements, the Company recognizes revenue arising from a collaboration agreement with NHS, which totaled $11.9 million for the year ended December 31, 2020. The promised goods and services represent one combined performance obligation and the entire transaction price was allocated to that single combined performance obligation.

When management concludes that a contract should be accounted for as a combined performance obligation and recognized over-time, management must then determine the period over which revenue should be recognized and the method by which to measure revenue. Management generally recognizes revenue using a cost-based input method, which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation. Due to the nature of the work required to be performed to satisfy the performance obligation, management’s estimation of costs expected is complex and requires significant judgment.

The principal considerations for our determination that performing procedures relating to revenue recognition for the NHS collaboration agreement recognized under an input method is a critical audit matter are the significant judgment by management when determining the total estimated costs expected upon satisfying the performance obligation, which in turn led to significant auditor judgment, subjectivity and effort in performing procedures to evaluate the total estimate of the costs expected upon satisfying the performance obligation.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, evaluating and testing management’s process for determining the total estimated costs expected upon satisfying the performance obligation, which included testing actual costs incurred and evaluating the reasonableness of estimated costs to satisfy the performance obligation. Evaluating the reasonableness of estimated costs to satisfy the performance obligation involved assessing management’s ability to reasonably estimate costs to satisfy the performance obligation by (i) evaluating the appropriateness of changes to management’s estimates of total costs to satisfy the performance obligation; (ii) performing a comparison of management’s prior period cost estimates to actual costs incurred; and (iii) evaluating whether the cost estimates used by management were reasonable considering consistency with industry and company-specific data.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 2, 2021

We have served as the Company’s auditor since 2014.

SERES THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$116,049	$65,126
Short term investments	137,567	29,690
Prepaid expenses and other current assets	5,774	3,588
Accounts receivable	9,387	1,785
Total current assets	268,777	100,189
Property and equipment, net	13,897	19,495
Operating lease assets	9,041	11,356
Restricted investments	1,400	1,400
Long term investments	49,825	—
Total assets	$342,940	$132,440
Liabilities and Stockholder's Equity (Deficit)
Current liabilities:
Accounts payable	$4,018	$4,859
Accrued expenses and other current liabilities	14,226	10,884
Operating lease liabilities	5,115	4,456
Short term portion of note payable, net of discount	454	—
Deferred revenue - related party	22,602	20,960
Deferred revenue	—	4,834
Total current liabilities	46,415	45,993
Long term portion of note payable, net of discount	24,639	24,648
Operating lease liabilities, net of current portion	10,561	15,676
Deferred revenue, net of current portion - related party	85,572	89,111
Deferred revenue, net of current portion	—	4,834
Other long-term liabilities	1,003	502
Total liabilities	168,190	180,764
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2020 and 2019; no shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2020 and 2019; 91,459,239 and 70,143,252 shares issued and outstanding at December 31, 2020 and 2019	91	70
Additional paid-in capital	723,482	411,255
Accumulated other comprehensive loss	(47)	—
Accumulated deficit	(548,776)	(459,649)
Total stockholders’ equity (deficit)	174,750	(48,324)
Total liabilities and stockholders’ equity (deficit)	$342,940	$132,440

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Collaboration revenue - related party	$11,897	$27,188	$26,917
Grant revenue	4,157	1,102	1,350
Collaboration revenue	17,161	6,215	—
Total revenue	33,215	34,505	28,267
Operating expenses:
Research and development expenses	$90,570	$80,141	$95,955
General and administrative expenses	30,775	24,748	32,596
Restructuring expenses	—	1,492	—
Total operating expenses	121,345	106,381	128,551
Loss from operations	(88,130)	(71,876)	(100,284)
Other (expense) income:
Interest income	946	1,033	1,172
Interest expense	(2,924)	(502)	—
Other income	981	1,066	170
Total other (expense) income, net	(997)	1,597	1,342
Net loss	$(89,127)	$(70,279)	$(98,942)
Net loss per share attributable to common stockholders, basic and diluted	$(1.12)	$(1.24)	$(2.43)
Weighted average common shares outstanding, basic and diluted	79,789,220	56,649,220	40,743,492
Other comprehensive (loss) income:
Unrealized (loss) gain on investments, net of tax of $0	(47)	—	146
Total other comprehensive income (loss)	(47)	—	146
Comprehensive loss	$(89,174)	$(70,279)	$(98,796)

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

				Accumulated		Total
	Common Stock		Additional	Other		Stockholders
		Par	Paid-in	Comprehensive	Accumulated	Equity
	Shares	Value	Capital	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2017	40,571,015	$40	$324,376	$(146)	$(263,571)	$60,699
Issuance of common stock upon exercise of stock options	212,240	1	146	—	—	147
Issuance of common stock upon vesting of RSUs, net of tax withholdings	138,048	—	61	—	—	61
Repurchase of common stock for employee tax withholdings	(17,900)		(197)			(197)
Issuance of common stock under ESPP plan	33,332		257			257
Stock-based compensation expense	—	—	16,641	—	—	16,641
Unrealized gain on investments	—	—	—	146	—	146
Adoption of new revenue standard (ASC 606)	—	—	—	—	(26,857)	(26,857)
Net loss	—	—	—	—	(98,942)	(98,942)
Balance at December 31, 2018	40,936,735	41	341,284	—	(389,370)	(48,045)
Issuance of common stock from public offering, net of commissions, underwriting discounts and offering costs	28,818,578	29	60,498	—	—	60,527
Issuance of common stock from at the market equity offering	128,400	—	512	—	—	512
Issuance of common stock upon exercise of stock options	90,125	—	145	—	—	145
Issuance of common stock upon vesting of RSUs, net of tax withholdings	94,400	—	176	—	—	176
Issuance of common stock under ESPP plan	75,014	—	296	—	—	296
Stock-based compensation expense	—	—	8,344	—	—	8,344
Net loss	—	—	—	—	(70,279)	(70,279)
Balance at December 31, 2019	70,143,252	70	411,255	—	(459,649)	(48,324)
Issuance of common stock from public offering, net of commissions, underwriting discounts and offering costs	12,075,000	12	243,736	—	—	243,748
Issuance of common stock from Securities Purchase Agreement, net of offering costs - related party	959,002	1	19,899	—		19,900
Issuance of common stock from at the market equity offering	5,787,681	6	24,767	—	—	24,773
Issuance of common stock upon exercise of stock options	2,214,011	2	14,419	—	—	14,421
Issuance of common stock upon vesting of RSUs, net of tax withholdings	125,000	—	120	—	—	120
Issuance of common stock under ESPP plan	155,293	—	462	—	—	462
Stock-based compensation expense	—	—	8,824	—	—	8,824
Unrealized loss on investments	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	(89,127)	(89,127)
Balance at December 31, 2020	91,459,239	$91	$723,482	$(47)	$(548,776)	$174,750

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(89,127)	$(70,279)	$(98,942)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	8,824	8,344	16,641
Depreciation and amortization expense	6,578	7,603	7,862
Non-cash operating lease cost	2,315	2,227	—
Amortization of debt issuance costs	446	281	—
Accretion (amortization) of discount (premium) on issued debt securities	551	(172)	(214)
Loss on disposal of property and equipment	—	103	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,186)	3,257	(2,056)
Accounts receivable	(7,602)	(1,785)	—
Deferred revenue	(11,565)	(17,520)	13,476
Accounts payable	(1,159)	(1,460)	(353)
Operating lease liabilities	(4,456)	(4,211)	—
Accrued expenses and other liabilities	3,771	(2,908)	732
Net cash (used in) operating activities	(93,610)	(76,520)	(62,854)
Cash flows from investing activities:
Purchases of property and equipment	(591)	(1,002)	(1,937)
Purchases of investments	(218,284)	(46,420)	(21,832)
Sales and maturities of investments	59,984	16,904	136,087
Net cash (used in) provided by investing activities	(158,891)	(30,518)	112,318
Cash flows from financing activities:
Proceeds from public offering of common stock, net of commissions, underwriting discounts and offering costs	243,748	60,527	—
Proceeds from Securities Purchase Agreement, net of issuance costs - related party	19,900	—	—
Proceeds from issuance of note payable	—	25,000	—
Proceeds from at the market equity offering, net of commissions	24,773	512	—
Payments of debt issuance costs	—	(425)	—
Proceeds from exercise of stock options	14,421	145	147
Proceeds from issuance of common stock and restricted common stock	120	176	61
Payments for repurchase of common stock for employee tax withholdings	—	—	(197)
Issuance of common stock under ESPP plan	462	296	257
Net cash provided by financing activities	303,424	86,231	268
Net increase (decrease) in cash, cash equivalents and restricted cash	50,923	(20,807)	49,732
Cash, cash equivalents and restricted cash at beginning of year	65,126	85,933	36,201
Cash, cash equivalents and restricted cash at end of year	$116,049	$65,126	$85,933
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,453	$221	$—
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$451	$62	$157
Reduction of operating lease assets and operating lease liabilities from operating lease modifications or reassessments	—	154	—

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

1.	Nature of the Business and Basis of Presentation

Seres Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in October 2010 under the name Newco LS21, Inc. In October 2011, the Company changed its name to Seres Health, Inc., and in May 2015, the Company changed its name to Seres Therapeutics, Inc. The Company is a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to treat disease by modulating the microbiome to restore health by repairing the function of a disrupted microbiome to a non-disease state.  The Company’s lead product candidate, SER-109, is designed to prevent further recurrences of Clostridioides difficle infection (“CDI”), a debilitating infection of the colon, in patients who have received antibiotic therapy for recurrent CDI by treating the disruption of the colonic microbiome.  If approved by the U.S. Food and Drug Administration (“FDA”), we believe SER-109 will be a first-in-field oral microbiome drug.  SER-287 and SER-301 are being developed by the Company to treat ulcerative colitis (“UC”).  In addition, using its microbiome therapeutics platform, the Company is also developing product candidates to treat diseases where the microbiome is implicated, including SER-155, a consortium of cultivated bacteria, therapeutics candidate designed to prevent mortality due to gastrointestinal infections, bacteremia and graft versus host disease (GvHD”) in immunocompromised patients, including in patients receiving allogeneic hematopoietic stem cell transplantation (“allo-HSCT”) and solid organ transplants and SER-401, a microbiome therapeutics candidate for use with checkpoint inhibitors (CPI’s”) in patients with metastatic melanoma.  The Company continues to evaluate microbiome pharmacokinetic of SER-262 to treat an initial recurrence of CDI.  The Company is also using its reverse translation microbiome therapeutics platforms to conduct research on various indications, including pathogen infection and antibiotic resistant bacteria, inflammatory and immune diseases, cancer, and metabolic diseases.

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

On August 10, 2020, the Company reported positive topline results from its pivotal Phase 3 ECOSPOR III study evaluating SER-109 for recurrent CDI.  The Company is actively enrolling patients in its SER-109 open-label study, which also admits patients with a single recurrence of CDI, to expand the safety database to meet the FDA threshold of at least 300 patients.

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

On August 12, 2020, the Company entered into a Securities Purchase Agreement (the “Securities Agreement”) with Société des Produits Nestlé S.A. (“Nestlé”) for the sale of 959,002 shares of its common stock at a purchase price of $20.855 per share (the “concurrent placement”). The Company received aggregate net proceeds from the concurrent placement of approximately $19,900 after deducting offering expenses payable by the Company.

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

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

As of December 31, 2020, the Company had an accumulated deficit of $548,776 and cash, cash equivalents and short- and long-term investments of $303,441. For the year ended December 31, 2020, the Company incurred a loss of $89,127 and used $93,610 of cash in operations.  The Company expects that its operating losses and negative cash flows will continue for the foreseeable future.  The Company expects that its cash, cash equivalents and short and long-term investments as of December 31, 2020 of $303,441 will be sufficient to fund its operating expenses, capital expenditure requirements, and debt service obligations for at least the next 12-months from issuance of the financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

The Company is eligible to receive contingent milestone payments under its license and collaboration agreement with Société des Produits Nestlé S.A. (“Nestlé”), successor in interest to Nestec Ltd., an affiliate of Nestlé Health Science US Holdings, Inc. (“Nestlé Health Science”), both of which are significant stockholder of the Company, if certain development milestones are achieved. However, these milestones are uncertain and there is no assurance that the Company will receive any of them.  Until such time, if ever, as the Company can generate substantial product revenue, the Company will finance its cash needs through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties. The Company may not be able to obtain funding on acceptable terms, or at all. If the Company is unable to raise additional funds as and when needed, it would have a negative impact on the Company’s financial condition, which may require the Company to delay, reduce or eliminate certain research and development activities and reduce or eliminate discretionary operating expenses, which could constrain the Company’s ability to pursue its business strategies.

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

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, commercial paper and corporate bonds purchased with original maturities of less than 90 days from the date of purchase, are stated at fair value.

Investments

The Company classifies its available-for-sale marketable debt securities as current assets on the consolidated balance sheet if they mature within one year from the balance sheet date.  Any available-for-sale marketable debt securities with maturities greater than one year from the balance sheet date are classified as long-term assets on the consolidated balance sheet.

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

Restricted Investments

The Company held investments of $1,400 as of December 31, 2020 and December 31, 2019 in a separate restricted bank account as a security deposit for the lease of the Company’s facilities. The Company has classified these deposits as long-term restricted investments on its balance sheet.

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

The Company’s cash equivalents and investments are carried at fair value, determined according to the fair value hierarchy described above. The Company’s investments in certificates of deposit are carried at amortized cost, which approximates fair value. The carrying values of the Company’s accounts receivable, prepaid expense and other current assets, accounts payable and accrued expenses approximates their fair value due to the short-term nature of these assets and liabilities. The carrying value of the Company’s long-term debt approximates its fair value (a level 2 measurement) at each balance sheet date due to its variable interest rate, which approximates a market interest rate.

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

Accounting for Stock-Based Compensation

The Company measures all stock options and other stock-based awards granted to employees, non-employees, and directors based on the fair value on the date of the grant and recognizes compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Generally, the Company issues stock options, restricted stock units and restricted stock awards with only service-based vesting conditions and records the expense for these awards using the straight-line method. For stock options or restricted stock units issued with performance-based vesting conditions, the stock compensation expense related to these awards is recognized based on the grant date fair value when achievement of the performance condition is deemed probable.

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

The fair value of each stock option grant is estimated on the date of grant using the Black- Scholes option-pricing model. The Company lacks sufficient company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The Company uses the simplified method

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

prescribed by Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of options granted to employees, non-employees and directors. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

The Company determines the transaction price based on the amount of consideration the Company expects to receive for transferring the promised goods or services in the contract. Consideration may be fixed, variable, or a combination of both. At contract inception for arrangements that include variable consideration, the Company estimates the probability and extent of consideration it expects to receive under the contract utilizing either the most likely amount method or expected amount method, whichever best estimates the amount expected to be received. The Company then considers any constraints on the variable consideration and includes in the transaction price variable consideration to the extent it is deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

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

The Company records amounts as accounts receivable when the right to consideration is deemed unconditional. When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded for deferred revenue.  As of December 31, 2020 and December 31, 2019, the Company had $1,186 and $406 of accounts receivable and $8,201 and $1,379 of unbilled accounts receivable, respectively.

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

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Segment Data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on developing microbiome therapeutics to treat the modulation of the colonic microbiome. Revenue to date has been generated solely through the Company's agreements with its collaborators, all of which has been earned in the United States. All tangible assets are held in the United States.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2020, 2019 and 2018, other comprehensive income (loss) consisted of changes in unrealized gains (losses) from available-for-sale investments.

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

Leases

The Company adopted ASC 842 on January 1, 2019 using the modified retrospective approach with no restatement of prior periods or cumulative adjustment to accumulated deficit.  The Company determined if an arrangement is a lease at contract inception based on the facts and circumstances present in the arrangement. All the Company’s leases are classified as operating leases under the new leasing standard. The Company records operating lease assets and lease liabilities in its consolidated balance sheets. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from the leasing arrangement. Operating lease assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, in determining the operating lease liabilities, the Company uses an estimate of its incremental borrowing rate based on the information available at commencement. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Short-term leases, or leases that have a lease term of 12 months or less at commencement date, are excluded from this treatment and are recognized on a straight-line basis over the term of the lease.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Recently Adopted Accounting Pronouncements

In November 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (“ASU 2018-18”).  This standard makes targeted improvements for collaborative arrangements as follows:

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

This standard became effective for the Company on January 1, 2020 and did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). This standard modifies certain disclosure requirements on fair value measurements. This standard became effective for the Company on January 1, 2020 and did not have a material impact on the Company’s disclosures.

Recently Issued Accounting Pronouncements

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

3.	Fair Value of Financial Assets and Liabilities

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$35,480	$—	$—	$35,480
Commercial paper	—	10,313	—	10,313
Corporate bonds	—	2,014	—	2,014
Investments:
Commercial paper	$—	$12,343	$—	$12,343
Corporate bonds	—	68,289	—	68,289
Certificate of deposits	—	2,272	—	2,272
Government securities	—	104,488	—	104,488
	$35,480	$199,719	$—	$235,199

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

	Fair Value Measurements as of December 31, 2019 Using:
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$25,510	$—	$—	$25,510
Commercial paper	—	4,243	—	4,243
Corporate bonds	—	4,900	—	4,900
Investments:
Commercial paper	$—	$11,957		$11,957
Corporate bonds	—	17,733		17,733
	$25,510	$38,833	$—	$64,343

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Commercial paper, government securities, certificates of deposit and corporate bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. There were no transfers between Level 1 or Level 2 during the years ended December 31, 2020 and 2019.

As of December 31, 2020 and 2019 the Company held a restricted investment of $1,400, which represents a certificate of deposit that is classified as Level 2 in the fair value hierarchy.
4.	Investments

Investments by security type consisted of the following at December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$12,343	$—	$—	$12,343
Corporate bonds	68,333	8	(52)	68,289
Certificate of deposits	2,272	-	-	2,272
Government securities	104,491	6	(9)	104,488
	$187,439	$14	$(61)	$187,392

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$11,957	$—	$—	$11,957
Corporate bonds	17,732	3	(2)	17,733
	$29,689	$3	$(2)	$29,690

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

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The amortized cost and fair value of investments in commercial paper, corporate bonds, certificates of deposit and government securities by contractual maturity, as of December 31, 2020 were as follows (in thousands):

	Available-for-Sale
	Cost	Fair Value
Due in 1-year or less	$137,588	$137,567
Due after 1-year through 5-years	49,851	49,825
	$187,439	$187,392

As of December 31, 2019, we did not hold any investments with a contractual maturity over one year.

5.	Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2020	2019
Laboratory equipment	$15,985	$15,140
Computer equipment	2,874	2,874
Furniture and office equipment	1,033	1,033
Leasehold improvements	27,977	27,977
Construction in progress	348	213
	48,217	47,237
Less: Accumulated depreciation and amortization	(34,320)	(27,742)
	$13,897	$19,495

Depreciation and amortization expense was $6,578, $7,603 and $7,862 for the years ended December 31, 2020, 2019 and 2018, respectively.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2020	2019
Development and clinical manufacturing costs	$6,339	$5,605
Payroll and payroll-related costs	6,734	4,609
Facility and other	1,153	670
	$14,226	$10,884

7.	Leases

The Company adopted ASC 842 on January 1, 2019 using the modified retrospective approach with no restatement of prior periods or cumulative adjustment to accumulated deficit.  The reported results for 2019 and 2020 reflect the application of ASC 842 while the reported results for 2018 were prepared under ASC 840.

The Company leases real estate, primarily laboratory, office and manufacturing space. The Company’s leases have remaining terms ranging from less than 1 year to 3 years. Certain leases include one or more options to renew, exercised at the Company’s sole discretion, with renewal terms that can extend the lease from one year to five years. The Company evaluated the renewal options in its leases to determine if it was reasonably certain that the renewal option would be exercised, and therefore should be included in the calculation of the operating lease assets and operating lease liabilities. Given the Company’s current business structure, uncertainty of future growth, and the associated impact to real estate, the Company concluded that it is not reasonably certain that any renewal options would be exercised. Therefore, the operating lease assets and operating lease liabilities only contemplate the initial lease terms. All the Company’s leases qualify as operating leases.

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

As of December 31, 2020, future undiscounted cash inflows under the sublease are as follows:

Year Ending December 31,
2021	$633
Total	$633

The Company concluded that the sublease is an operating lease. Consistent with the Company’s policy election for lessor operating leases, each lease component and its associated non-lease components is accounted for as a single lease component.

The following table summarizes the presentation in the Company’s consolidated balance sheets of its operating leases:

	As of December 31, 2020	As of December 31, 2019
Assets:
Operating lease assets	$9,041	$11,356

Liabilities:
Operating lease liabilities	$5,115	$4,456
Operating lease liabilities, net of current portion	10,561	15,676
Total operating lease liabilities	$15,676	$20,132

The following table summarizes the effect of lease costs in the Company’s consolidated statement of operations and comprehensive loss:

	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019
Operating lease costs	$4,163	$4,532
Short-term lease costs	1,457	1,878
Variable lease costs	2,890	3,022
Sublease income	(1,813)	(890)
Total lease costs	$6,697	$8,542

During the year ended December 31, 2018, the Company recognized $4,377 of rental expense related to office, laboratory, and manufacturing space. During the years ended December 31, 2020 and December 31, 2019, the Company made cash payments of $6,302 and $6,514 for operating leases, respectively.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

As of December 31, 2020, future payments of operating lease liabilities are as follows (in thousands):

As of December 31, 2020
2021	6,461
2022	6,390
2023	5,158
2024	—
2025 and thereafter	—
Total future payments of operating lease liabilities	$18,009
Less: imputed interest	(2,333)
Present value of operating lease liabilities	$15,676

As of December 31, 2020, the weighted average remaining lease term was 2.89 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 11%.  As of December 31, 2019, the weighted average remaining lease term was 3.88 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 11%.

8.	Restructuring

In February 2019, the Company implemented corporate changes to focus its resources on advancing its clinical-stage therapeutic candidates. As a result, the Company is concentrating on completing the SER-287 Phase 2b study in mild-to-moderate UC, expanding the SER-109 safety database to meet the FDA threshold of at least 300 patients, advancing the SER-401 Phase 1b study, to evaluate augmenting checkpoint inhibitor response in patients with metastatic melanoma and advancing SER-301 into clinical development. In connection with the prioritization of these therapeutic candidates, the Company made changes to its management team and reduced headcount by approximately 30 percent.

During the year ended December 31, 2019 the Company recorded charges of $1,492, related to severance and other termination benefits. No restructuring charges were recorded during the years ended December 31, 2020 and 2018. During the year ended December 31, 2019 the Company paid $1,299 related to the restructuring and paid out the remaining $193 in 2020.

During the year ended December 31, 2019, the Company paid $1,299 related to the restructuring.  The outstanding restructuring liabilities are included in accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2019. As of December 31, 2019, the components of the outstanding restructuring liabilities included in accrued expenses and other current liabilities were as follows:

Employee Severance and Other Benefits
Restructuring expenses	$1,492
Cash payments	$(1,299)
Liability included in accrued expenses and other current liabilities at December 31, 2019	$193

During the year ended December 31, 2020, the Company made the remaining cash payments of $193. There were no outstanding restructuring liabilities included in accrued expenses and other current liabilities as of December 31, 2020.
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

Upon issuance, the first tranche was recorded as a liability with an initial carrying value of $24,575, net of debt issuance costs. The initial carrying value will be accreted to the repayment amount, which includes the outstanding principal plus the end of term charge, through interest expense using the effective interest rate method over the term of the debt. The effective interest rate is 11.47%.  As of December 31, 2020, the carrying value of the debt is $25,093, of which $454 is classified as a current liability and $24,639 is classified as a non-current liability on the Company’s consolidated balance sheet.

As of December 31, 2020, the future principal payments due under the arrangement, excluding interest and the end of term charge, are as follows:

Year Ending December 31,	Principal
2021	949
2022	11,970
2023	12,081
Total	$25,000

During the years ended December 31, 2020 and December 31, 2019, the Company recognized $2,899 and $502 of interest expense related to the Loan Agreement, respectively, which is reflected in other income (expense), net on the consolidated statements of operations and comprehensive loss.

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

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

On November 27, 2019, the Company entered into a Sales Agreement (the “2019 Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), with aggregate gross sales proceeds of up to $25,000, from time to time, through an “at the market” equity offering program under which Cowen will act as sales agent.  On March 18, 2020, in connection with filing an updated registration statement on Form S-3 (File No. 333-237033), the Company entered into a Sales Agreement (the “2020 Sales Agreement”), with Cowen on substantially the same terms as the 2019 Sales Agreement and terminated the 2019 Sales Agreement. From January 1, 2020 to December 31, 2020 the Company sold 5,787,681 shares of common stock under the 2019 Sales Agreement and the 2020 Sales Agreement, as applicable, at an average price of approximately $4.40 per share, raising aggregate net proceeds of approximately $24,773 after deducting an aggregate commission of approximately 3%.

On August 12, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cowen and Company, LLC and Piper Sandler & Co., as representatives of the several underwriters named therein (collectively, the “Underwriters”), in connection with the issuance and sale by the Company in a public offering of 10,500,000 shares of the Company’s common stock at a public offering price of $21.50 per share, less underwriting discounts and commissions, pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-244401) and a related prospectus supplement filed with the Securities and Exchange Commission (the “SEC” and such public offering, the “offering”). Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option exercisable for 30 days to purchase up to an additional 1,575,000 shares of its common stock at the public offering price, less underwriting discounts and commissions, which the underwriters exercised in full.  The Company received aggregate net proceeds from the offering of approximately $243,748 after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Additionally on August 12, 2020, the Company entered into the Securities Purchase Agreement with Nestlé for the sale by the Company of 959,002 shares of the Company’s common stock at a purchase price of $20.855 per share (the “concurrent placement”). The Company received aggregate net proceeds from the concurrent placement of approximately $19,900 after deducting offering expenses payable by the Company.  The consummation of the concurrent placement was contingent upon the closing of the offering and the satisfaction of certain other customary conditions. The shares were offered and sold to Nestlé pursuant to an effective registration statement on Form S-3 (File No. 333-237033) and a related prospectus supplement filed with the SEC.

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

Stock options granted under the 2012 Plan generally vest over four years and expire after ten years, although options have been granted with vesting terms less than four years. As of December 31, 2020, there were no shares available for future grant under the 2012 Plan.

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

Stock options granted under the 2015 Plan generally vest over four years and expire after ten years, although options have been granted with vesting terms less than four years. As of December 31, 2020, there were 1,018,232 shares available for future grant under the 2015 Plan.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

2015 Employee Stock Purchase Plan

On June 16, 2015, the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 25, 2015. A total of 365,000 shares of common stock were reserved for issuance under the ESPP. In addition, the number of shares of common stock that may be issued under the ESPP automatically increase on the first day of each calendar year, beginning in 2016 and ending in 2025, by an amount equal to the lesser of (i) 400,000 shares, (ii) 1% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (iii) an amount determined by the Company’s board of directors. Offering periods under the ESPP will commence when determined by the plan administrator. As of December 31, 2020, there were 155,293 shares issued under the ESPP and 2,092,181 shares were reserved and available for issuance under the ESPP.

The ESPP provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company's common stock. The ESPP is qualified under Section 423 of the Internal Revenue Code. The employee's purchase price is derived from a formula based on the closing price of the common stock on the first day of the offering period versus the closing price on the date of purchase (or, if not a trading day, on the immediately preceding trading day).  The offering period under the ESPP has a duration of six months, and the purchase price with respect to each offering period beginning on or after such date is, until otherwise amended, equal to 85% of the lesser of (i) the fair market value of the Company's common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of the Company's common stock on the purchase date. The Company estimates the fair value of common stock under the ESPP using a Black-Scholes valuation model. The fair value was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions: risk-free interest rate (1.2%); expected term (0.5 years); expected volatility (74.9%); and an expected dividend yield (0%).  The Company recorded $200, $109 and $145 of stock-based compensation expense under the ESPP for the twelve months ended December 31, 2020, 2019 and 2018, respectively.

Stock Option Valuation

The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	1.26%	2.64%	2.39%
Expected term (in years)	6.0	6.0	6.0
Expected volatility	73.3%	88.4%	76.0%
Expected dividend yield	0%	0%	0%

Stock Options

The following table summarizes the Company’s stock option activity for the twelve months ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2019	8,310,683	$10.36	7.01	$3,427
Granted	5,095,365	7.11
Exercised	(2,214,011)	6.51
Forfeited	(1,154,907)	10.50
Outstanding as of December 31, 2020	10,037,130	$9.54	7.87	$156,627
Options exercisable as of December 31, 2020	3,164,129	$14.70	5.75	$34,652

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2020, 2019 and 2018 was $5.08, $4.13, and $6.53 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2020, 2019, and 2018 was $37,255, $244, and $1,801, respectively.

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

During the year ended December 31, 2019, the Company granted performance-based stock options to employees for the purchase of an aggregate of 1.1 million shares of common stock with a grant date fair value of $4.58 per share. These stock options are exercisable only upon achievement of specified performance targets. As of December 31, 2020, none of these options were exercisable because none of the specified performance targets had been achieved. Because achievement of the specified performance targets was not deemed probable as of December 31, 2020, the Company did not record any expense for these stock options from the dates of issuance through December 31, 2020.

Restricted Stock Units

The Company has granted restricted stock units with time-based vesting conditions.  The table below summarizes the Company’s restricted stock activity for the twelve months ended December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2019	130,000	$8.86
Granted	6,500	$25.36
Forfeited	(5,000)	$9.12
Vested	(125,000)	$2.29
Unvested restricted stock units as of December 31, 2020	6,500	$25.36

The aggregate intrinsic value of restricted stock units that vested during the years ended December 31, 2020, 2019 and 2018 was $532, $517, and $1,206, respectively.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2020	2019	2018
Research and development expenses	$4,760	$4,613	$8,388
General and administrative expenses	4,064	3,731	8,253
	$8,824	$8,344	$16,641

As of December 31, 2020, the Company had an aggregate of $26,221 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 3.49 years.

12.	Collaboration Revenue

Nestlé Collaboration Agreement

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

Under the License Agreement, the Company granted to Nestlé an exclusive, royalty-bearing license to develop and commercialize, in the Licensed Territory, certain products based on its microbiome technology that are being developed for the

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

treatment of CDI and IBD, including SER-109, SER-262, SER-287 and SER-301 (collectively, the “Nestlé Collaboration Products”). The License Agreement sets forth the Company’s and Nestlé’s respective obligations for development, commercialization, regulatory and manufacturing and supply activities for the Nestlé Collaboration Products with respect to the licensed fields and the Licensed Territory.

Under the License Agreement, Nestlé agreed to pay the Company an upfront cash payment of $120,000, which the Company received in February 2016. The Company is eligible to receive up to $285,000 in development milestone payments, $375,000 in regulatory payments and up to an aggregate of $1,125,000 for the achievement of certain commercial milestones related to the sales of Nestlé Collaboration Products. Nestlé also agreed to pay the Company tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of Nestlé Collaboration Products in the Licensed Territory.

Under the License Agreement, the Company was entitled to receive a $20,000 milestone payment from Nestlé following initiation of a SER-287 Phase 2 study and a $20,000 milestone payment from Nestlé following the initiation of a SER-287 Phase 3 study. In November 2018, the Company entered into a letter agreement with Nestlé which modified the License Agreement to address the current clinical plans for SER-287. Through the letter agreement, the Company and Nestlé agreed that following initiation of the SER-287 Phase 2b study, the Company will receive $40,000 in milestone payments from Nestlé which represents the milestone due to the Company for the initiation of the SER-287 Phase 2 and Phase 3 studies. The SER-287 Phase 2b study was initiated and the $40,000 of milestone payments were received in December 2018. The letter agreement also provides scenarios under which Nestlé’s reimbursement to the Company for certain Phase 3 development costs would be reduced or delayed depending on the outcomes of the SER-287 Phase 2b study.

Accounting Analysis

The Company assessed the License Agreement in accordance with ASC 606 and concluded that Nestlé is a customer. The Company identified the following promises under the contract: (i) a license to develop and commercialize the Nestlé Collaboration Products in the Licensed Territory, (ii) obligation to perform research and development services, (iii) participation on a joint steering committee, and (iv) manufacturing services to provide clinical supply to complete future clinical trials. In addition, the Company identified a contingent obligation to perform manufacturing services to provide commercial supply if commercialization occurs, which is contingent upon regulatory approval. This contingent obligation is not a performance obligation at inception and has been excluded from the initial allocation as it represents a separate buying decision at market rates, rather than a material right in the contract. The Company assessed the promised goods and services to determine if they are distinct. Based on this assessment, the Company determined that Nestlé cannot benefit from the promised goods and services separately from the others as they are highly interrelated and therefore not distinct. Accordingly, the promised goods and services represent one combined performance obligation and the entire transaction price will be allocated to that single combined performance obligation.

At contract inception, the Company determined that the $120,000 non-refundable upfront amount constituted the entirety of the consideration to be included in the transaction price as the development, regulatory, and commercial milestones were fully constrained. During the year ended December 31, 2016, the Company received $10,000 from Nestlé in connection with the initiation of the Phase 1b study for SER-262 in CDI. During the year ended December 31, 2017, the Company received $20,000 from Nestlé in connection with the initiation of the Phase 3 study for SER-109.  During the year ended December 31, 2018, the Company received $40,000 from Nestlé in connection with the initiation of the Phase 2b study for SER-287.  During the year ended December 31, 2020, the Company received $10,000 from Nestlé in connection with the initiation of the Phase 1b SER-301 study.

Therefore, as of December 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligation of the License Agreement was approximately $200,000.

During the year ended December 31, 2018, the Company received $40,000 from Nestlé in connection with the initiation of the Phase 2b study for SER-287.  In the third quarter of 2018, the Company increased the transaction price by $20,000 associated with the Phase 2 milestone for SER-287.  The Company estimated the $20,000 of variable consideration by using the most likely amount method which best predicts the amount of consideration to which the Company will be entitled. The Company included the $20,000 in the transaction price because it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration was subsequently resolved.

In the fourth quarter of 2018, the Company entered into a letter agreement with Nestlé which modified the License Agreement to address the current clinical plans for SER-287. As a result of this modification, the Company and Nestlé agreed that the $20,000

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

milestone payment due to the Company from Nestlé following the initiation of a Phase 3 study for SER-287 would now be due to the Company upon initiation of the SER-287 Phase 2b study. The Letter Agreement constituted a contract modification under ASC 606. The Company accounted for the contract modification through a cumulative catch-up adjustment of approximately $5,517 because the contract modification did not add any additional goods or services and the remaining goods and services are not distinct. The SER-287 Phase 2b study was initiated in December 2018 and the Company included the $20,000 in the transaction price as of December 31, 2018. The transaction price as of December 31, 2018 was approximately $190,000.

In April 2019, the Company, with the approval of the Seres/ Nestlé Joint Steering Committee, as provided for in the License Agreement, modified the SER-109 clinical trial. As a result of this modification, the Company and Nestlé agreed, and informed the FDA, that the target study enrollment would be reduced from 320 subjects to 188 subjects. This modification to the SER-109 clinical trial constituted a contract modification under ASC 606. The Company accounted for the contract modification through a cumulative catch-up adjustment because the contract modification did not add any additional goods or services and the remaining goods and services are not distinct. The modification reduced the total estimated costs in the Company’s cost-to-cost model for the License Agreement and resulted in the Company recognizing $6,830 of collaboration revenue – related party in the twelve months ended December 31, 2019.

During the year ended December 31, 2020, the Company received $10,000 from Nestlé in connection with the initiation of the Phase 1b study for SER-301.  In the third quarter of 2020, the Company increased the transaction price by $10,000 associated with the Phase 1b milestone for SER-301.  The Company estimated the $10,000 of variable consideration by using the most likely amount method which best predicts the amount of consideration to which the Company will be entitled.  The Company included the $10,000 in the transaction price because it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration was subsequently resolved.  This resulted in $4,565 of cumulative catch-up revenue during the twelve months ended December 31, 2020, which was primarily off-set by the Company’s updated estimate of future costs that would be incurred from on-going research and development services to complete its performance obligation under the License Agreement that is recognized over time using the input method.

During the twelve months ended December 31, 2020, 2019, and 2018 using the cost-to-cost method, which best depicts the transfer of control to the customer, the Company recognized $11,897, $27,188, and $26,917 of Collaboration revenue – related party, respectively.

As of December 31, 2020 and December 31, 2019, there was $108,174, and $110,071 of deferred revenue related to the unsatisfied portion of the performance obligation under the License Agreement. As of December 31, 2020, deferred revenue is classified as current or non-current in the consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next twelve months which is determined by the cost-to-cost method which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation. Due to the nature of the work required to be performed to satisfy the performance obligation, the Company’s estimation of costs expected is complex and requires significant judgment. All costs associated with the License Agreement are recorded in research and development expense in the consolidated statements of operations and comprehensive loss.

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

Pursuant to the Research Agreement, the Company agreed not to conduct research or development on any microbiome products specifically designed by the Company during the term of the Research Agreement for the treatment of cancer (“Microbiome Oncology Products”), with or on behalf of any third-party without the prior approval of the joint steering committee for the Research Agreement for at least three years after the effective date (the “Exclusivity Period”). Additionally, AstraZeneca will pay to the Company a total of $20,000 in three equal installments, the first of which the Company received in April 2019, the second of which the Company received in December 2019, and the third of which the Company received in January 2021. Such payments are payable even if the

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Research Agreement is terminated in accordance with its terms, unless the Research Agreement is terminated by AstraZeneca for the Company’s uncured material breach. Additionally, AstraZeneca will bear its costs of conducting activities under the research plan and will reimburse the Company for all activities performed under the research plan based on actual full-time employee (“FTE”) time and certain third-party costs incurred by the Company in connection therewith.

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

The term of the Research Agreement continues in effect until the Research Agreement is terminated by the parties in accordance with its terms by mutual written agreement. Either party may terminate the Research Agreement for the other party’s uncured material breach or bankruptcy or insolvency-related events. AstraZeneca may terminate the Research Agreement for convenience. In December 2020, the Company received written notice from AstraZeneca that AstraZeneca elected to terminate the Research Agreement by and in accordance with its terms. The termination of the Research Agreement will be effective on April 2, 2021 (the “Termination Date”), which is 120 days from the date of the termination notice.

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

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

In December 2020, the Company received written notice that AstraZeneca elected to terminate the Research Agreement.  As a result of AstraZeneca’s decision to terminate the Research Agreement, the Company’s performance obligations under the Research Agreement have ended as of December 31, 2020.  The final transaction price of $23,377 is comprised of the $20,000 fixed consideration and $3,376 for the reimbursed research and development costs. The Company removed all costs associated with its remaining performance from the cost-to-cost model in the fourth quarter of 2020. This resulted in the Company recognizing the remaining deferred revenue of $15,145 to collaboration revenue in the year ended December 31, 2020.  For the twelve months ended December 31, 2020, the Company recognized collaboration revenue of $17,161.

 All costs associated with the Research Agreement are recorded in research and development expense in the consolidated statements of operations and comprehensive loss.

Contract Balances from Contracts with Customers

The following tables present changes in the Company’s contract liabilities during the twelve months ended December 31, 2020 and 2019:

	Balance as of December 31, 2019	Additions	Deductions	Balance as of December 31, 2020
Year ended December 31, 2020
Contract liabilities:
Deferred revenue - related party	$110,071	10,000	(11,897)	$108,174
Deferred revenue	$9,668	7,493	(17,161)	$-

	Balance as of December 31, 2018	Additions	Deductions	Balance as of December 31, 2019
Year ended December 31, 2019
Contract liabilities:
Deferred revenue - related party	$137,259	—	(27,188)	$110,071
Deferred revenue	$-	15,883	(6,215)	$9,668

During the twelve months ended December 31, 2020 the Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods:

	Year Ended December 31,
	2020	2019
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$21,565	$27,188

When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Revenue is recognized from the contract liability over time using the cost-to-cost method.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

13.	Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss attributable to common stockholders	$(89,127)	$(70,279)	$(98,942)
Denominator:
Weighted average common shares outstanding, basic and diluted	79,789,220	56,649,220	40,743,492
Net loss per share attributable to common stockholders, basic and diluted	$(1.12)	$(1.24)	$(2.43)

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

	Year Ended December 31,
	2020	2019	2018
Stock options to purchase common stock	10,037,130	8,310,683	7,561,719
Unvested restricted stock units	6,500	130,000	226,900
Shares issuable under employee stock purchase plan	10,786	89,821	49,495
	10,054,416	8,530,504	7,838,114

14.	Commitments and Contingencies

Leases

Refer to Note 7 “Leases” for discussion of the commitments associated with the Company’s lease portfolio.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third-parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2020 or 2019.

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

The Company did not accrue any liabilities related to legal contingencies in its consolidated financial statements as of December 31, 2020 and December 31, 2019.

15.	Income Taxes

During the years ended December 31, 2020, 2019 and 2018, the Company recorded no income tax benefits for the net operating losses incurred in each year or interim period, due to its uncertainty of realizing a benefit from those items.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
Research and development tax credits	(6.4)	(5.8)	(7.2)
State taxes, net of federal benefit	(7.8)	(6.8)	(7.2)
Stock-based compensation	(5.8)	(1.7)	2.0
Other	0.2	(0.7)	0.8
Change in deferred tax asset valuation allowance	40.8	36.0	32.6
Effective income tax rate	—%	—%	—%

Net deferred tax assets as of December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$106,351	$72,752
Research and development tax credit carryforwards	42,311	36,602
Capitalized organization costs	214	244
Stock-based compensation expense	11,615	12,783
Lease Liability	4,283	5,500
Charitable Contributions	15	13
Deferred Revenue	29,553	32,713
Accrued expenses	1,783	1,251
Capitalized research and development expenses	51	58
Section 163(j) limitation	540	-
Total deferred tax assets	$196,716	$161,916
Deferred tax liabilities:
Depreciation and amortization	(510)	(1,467)
Right of use assets	(2,470)	(3,103)
Total deferred tax liabilities	(2,980)	(4,570)
Valuation allowance	$(193,736)	$(157,346)
Net deferred tax assets	$—	$—

As of December 31, 2020, the Company had net operating loss carryforwards (“NOLs”) for federal and state income tax purposes of $390,000 and $386,900, respectively. Federal NOLs of $119,781, generated before 2018, will begin expiring in varying amounts in 2035 unless utilized. The remaining federal NOLs of $270,219, generated after 2017, will be carried forward indefinitely and could be used to offset up to 100% of taxable income of each future tax year for tax years before January 1, 2021 and up to 80% of taxable income in all other future tax years. Massachusetts does not follow federal time periods for NOLs and as such the Company’s Massachusetts NOLs of $386,900 will expire at various times starting in 2035.  As of December 31, 2020, the Company

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

also had available research and development tax credit carryforwards for federal and state income tax purposes of $36,400 and $7,500, respectively, which begin to expire in 2031 and 2028, respectively. The federal research and development tax credits include an orphan drug credit carryforward of $20,700.  Utilization of the NOLs and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions. These financings, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control or could result in a change of control in the future upon subsequent disposition. The Company conducted an analysis to determine if historical changes in ownership through August 31, 2015 would limit or otherwise restrict its ability to utilize these NOLs and research and development credit carryforwards. As a result of this analysis, the Company does not believe there are any significant limitations on its ability to utilize these carryforwards. However, future changes in ownership after August 31, 2015 could affect the limitation in future years. Any limitation may result in expiration of a portion of the NOLs or research and development credit carryforwards before utilization.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2020 and 2019. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2020, 2019 and 2018 related primarily to the increases in NOLs, research and development tax credit carryforwards, stock-based compensation and decrease of the deferred rate due to tax reform were as follows:

	Year Ended December 31,
	2020	2019	2018
Valuation allowance at beginning of year	$(157,346)	$(132,009)	$(94,126)
Decreases recorded as benefit to income tax provision	—	—	—
Increases recorded to income tax provision	(36,390)	(25,337)	(37,883)
Valuation allowance as of end of year	$(193,736)	$(157,346)	$(132,009)

The Company had no unrecognized tax benefits or related interest and penalties accrued for the years ended December 31, 2020 and 2019.  The Company will recognize interest and penalties related to uncertain tax positions in income tax expense.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company is currently under examination by the Internal Revenue Service ("IRS") for the period ended December 31, 2018 related to its R&D tax credits. The Company's tax years are still open under statute from 2011 to present. All years may be examined to the extent the tax credit or net operating loss carryforwards are used in future periods.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

16.	Related Party Transactions

As described in Note 12, in January 2016 the Company entered into the License Agreement and, in November 2018, a letter agreement with Nestlé, successor in interest to Nestec, Ltd., for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. Nestlé is a related party since Nestlé is one of the Company’s significant stockholders and is related to Nestlé Health Science U.S. Holdings, Inc, another significant stockholder. During the years ended December 31, 2020, 2019, and 2018, the Company recognized $11,897, $27,188, and $26,917, respectively, of related party revenue associated with the License Agreement. As of December 31, 2020 and 2019, there was $108,174 and $110,071, respectively, of deferred revenue related to the License Agreement, which is classified as current or non-current in the consolidated balance sheets. The Company has made no payments to Nestlé during the year ended December 31, 2020. There is no amount due from Nestlé as of December 31, 2020.

In July 2019, the Company entered into a sublease agreement with Flagship Pioneering, one of the Company’s significant stockholders, to sublease a portion of its office and laboratory space in Cambridge, Massachusetts. The term of the sublease agreement commenced in July 2019 and ends on the last day of the 24th calendar month following commencement, with no option to extend (see Note 7). Under this agreement, the Company recorded other income of $1,813 and $890 during the twelve months ended December 31, 2020 and 2019. The Company received cash payments of $1,813 and $890 during the twelve months ended December 31, 2020 and 2019.

17.	401(k) Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2016, the Company elected to match 50% of the first 6% of an employee’s deferral. Company contributions are expensed in the year for which they are declared. During the years ended December 31, 2020, 2019, and 2018 the Company recorded expense of $586, $542, and $604, respectively, for 401(k) match contributions.