Form 10-Q
period 2021-03-31
Seres Therapeutics, Inc.
filed 2021-05-04
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 28, 2021, the registrant had 91,622,669 shares of common stock, $0.001 par value per share, outstanding.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the risks, uncertainties and assumptions described under the sections in this report titled “Summary Risk Factors,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report.

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

TRADEMARKS, SERVICE MARKS AND TRADENAMES

We have proprietary rights to trademarks used in this Quarterly Report on Form, which are important to our business and many of which are registered under applicable intellectual property laws. Solely for convenience, the trademarks, service marks, logos and trade names referred to in this Quarterly Report are without the ® and ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks, service marks and trade names. This Quarterly Report contains additional trademarks, service marks and trade names of others, which are the property of their respective owners. All trademarks, service marks and trade names appearing in this Quarterly Report are, to our knowledge, the property of their respective owners. We do not intend our use or display of other companies’ trademarks, service marks, copyrights or trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$66,579	$116,049
Short term investments	176,221	137,567
Prepaid expenses and other current assets	6,574	5,774
Accounts receivable	2,604	9,387
Total current assets	251,978	268,777
Property and equipment, net	13,580	13,897
Operating lease assets	8,386	9,041
Restricted investments	1,400	1,400
Long term investments	29,749	49,825
Other non-current assets	602	—
Total assets	$305,695	$342,940
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,879	$4,018
Accrued expenses and other current liabilities	13,153	14,226
Operating lease liabilities	5,250	5,115
Short term portion of note payable, net of discount	3,339	454
Deferred revenue - related party	21,242	22,602
Total current liabilities	47,863	46,415
Long term portion of note payable, net of discount	21,872	24,639
Operating lease liabilities, net of current portion	9,194	10,561
Deferred revenue, net of current portion - related party	82,284	85,572
Other long-term liabilities	777	1,003
Total liabilities	161,990	168,190
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2021 and December 31, 2020; 91,588,264 and 91,459,239 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	92	91
Additional paid-in capital	727,869	723,482
Accumulated other comprehensive (loss)	(15)	(47)
Accumulated deficit	(584,241)	(548,776)
Total stockholders’ equity	143,705	174,750
Total liabilities and stockholders’ equity	$305,695	$342,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenue:
Collaboration revenue - related party	$4,648	$5,462
Grant revenue	1,070	739
Collaboration revenue	—	1,988
Total revenue	5,718	8,189
Operating expenses:
Research and development expenses	29,303	21,743
General and administrative expenses	11,741	6,138
Total operating expenses	41,044	27,881
Loss from operations	(35,326)	(19,692)
Other (expense) income:
Interest income	966	159
Interest expense	(696)	(716)
Other (expense) income	(409)	368
Total other (expense) income, net	(139)	(189)
Net loss	$(35,465)	$(19,881)
Net loss per share attributable to common stockholders, basic and diluted	$(0.39)	$(0.28)
Weighted average common shares outstanding, basic and diluted	91,527,800	70,821,514
Net loss	(35,465)	(19,881)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax of $0	32	(10)
Total other comprehensive income (loss)	32	(10)
Comprehensive loss	$(35,433)	$(19,891)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands, except share data)

	Common Stock		Additional		Accumulated Other	Total Stockholders’
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive (Loss)	Equity (Deficit)
Balance at December 31, 2019	70,143,252	$70	$411,255	$(459,649)	$—	$(48,324)
Issuance of common stock from at the market equity offering	1,230,531	1	4,177		—	4,178
Issuance of common stock upon exercise of stock options	110,967	1	59	—	—	60
Issuance of common stock upon vesting of RSUs, net of tax withholdings	110,000	—	120	—	—	120
Issuance of common stock under ESPP plan	76,317	—	249	—	—	249
Stock-based compensation expense	—	—	1,959	—	—	1,959
Unrealized loss on investments	—	—	—	—	(10)	(10)
Net loss	—	—	—	(19,881)	—	(19,881)
Balance at March 31, 2020	71,671,067	$72	$417,819	$(479,530)	$(10)	$(61,649)

	Common Stock		Additional		Accumulated Other	Total Stockholders’
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive (Loss)	Equity
Balance at December 31, 2020	91,459,239	$91	$723,482	$(548,776)	$(47)	$174,750
Issuance of common stock upon exercise of stock options	104,184	1	371	—	—	372
Issuance of common stock upon vesting of RSUs, net of tax withholdings	650	—	—	—	—	—
Issuance of common stock under ESPP plan	24,191	—	392	—	—	392
Stock-based compensation expense	—	—	3,624	—	—	3,624
Unrealized gain on investments	—	—	—	—	32	32
Net loss	—	—	—	(35,465)	—	(35,465)
Balance at March 31, 2021	91,588,264	$92	$727,869	$(584,241)	$(15)	$143,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(35,465)	$(19,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,624	1,959
Depreciation and amortization expense	1,476	1,802
Non-cash operating lease cost	655	536
Accretion of discount on investments	851	(66)
Non-cash interest expense	118	314
Changes in operating assets and liabilities:
Prepaid expenses and other current and long-term assets	(1,402)	203
Accounts receivable	6,783	(237)
Deferred revenue	(4,648)	(6,634)
Accounts payable	973	590
Operating lease liabilities	(1,232)	(1,066)
Accrued expenses and other current and long-term liabilities	(1,229)	(1,771)
Net cash used in operating activities	(29,496)	(24,251)
Cash flows from investing activities:
Purchases of property and equipment	(1,342)	(71)
Purchases of investments	(46,944)	(12,931)
Sales and maturities of investments	27,548	22,439
Net cash (used in) provided by investing activities	(20,738)	9,437
Cash flows from financing activities:
Proceeds from exercise of stock options	372	60
Proceeds from issuance of common stock and restricted common stock	—	120
Proceeds from at the market equity offering, net of commissions	—	4,116
Issuance of common stock under ESPP plan	392	249
Net cash provided by financing activities	764	4,545
Net decrease in cash and cash equivalents	(49,470)	(10,269)
Cash, cash equivalents and restricted cash at beginning of period	116,049	65,126
Cash, cash equivalents and restricted cash at end of period	$66,579	$54,857
Supplemental disclosure of cash flow information:
Cash paid for interest	$603	$610
Supplemental disclosure of non-cash investing and financing activities:
Unsettled issuance of common stock from the at the market offering	$—	$62
Property and equipment purchases included in accounts payable and accrued expenses	$268	$133

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(Unaudited)

1.	Nature of the Business and Basis of Presentation

Seres Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in October 2010 under the name Newco LS21, Inc. In October 2011, the Company changed its name to Seres Health, Inc., and in May 2015, the Company changed its name to Seres Therapeutics, Inc.  The Company is a microbiome therapeutics company developing a novel class of live biotherapeutic drugs, which are consortia of microbes designed to treat disease by modulating the microbiome to treat or reduce disease by repairing the function of the microbiome to a non-disease state.  The Company’s lead product candidate, SER-109, is designed to reduce further recurrence of Clostridioides difficile infection (“CDI”), a debilitating infection of the colon, in patients who have received antibiotic therapy for recurrent CDI by treating the disruption of the colonic microbiome.  If approved by the U.S. Food and Drug Administration (“FDA”), we believe SER-109 will be a first-in-field oral microbiome drug.  SER-287 and SER-301 are being developed by the Company to treat ulcerative colitis (“UC”).  In addition, using its microbiome therapeutics platform, the Company is also developing product candidates to treat diseases where the microbiome is implicated, including SER-155, a consortium of cultivated bacteria, therapeutic candidate designed to reduce morbidity and mortality due to gastrointestinal infections, bacteremia and graft versus host disease (“GvHD”) in immunocompromised patients, including in patients receiving allogeneic hematopoietic stem cell transplantation (“allo-HSCT”) and solid organ transplants.  The Company continues to evaluate microbiome pharmacokinetic and pharmacodynamic data from across its clinical and pre-clinical portfolios using its reverse translation microbiome therapeutics capabilities to conduct research on various indications, including pathogen infection and antibiotic resistant bacteria, inflammatory and immune diseases, cancer, and metabolic diseases.

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

The Company’s product candidates are in development. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, or maintained, that any product candidate developed will obtain necessary government regulatory approval, or that any approved product will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales. The Company operates in an environment of rapid change in technology and substantial competition from pharmaceutical and biotechnology companies. In addition, the Company is dependent upon the services of its employees and consultants.

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

As of March 31, 2021, the Company had an accumulated deficit of $584,241 and cash, cash equivalents and investments of $272,549. For the three months ended March 31, 2021, the Company incurred a loss of $35,465 and used $29,496 of cash in operations.  The Company expects that its operating losses and negative cash flows will continue for the foreseeable future.  The Company expects that its cash, cash equivalents and short and long-term investments at March 31, 2021 of $272,549 will be sufficient to fund its operating expenses, capital expenditure requirements and debt service obligations for at least the next 12 months from issuance of the financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

The Company is eligible to receive contingent milestone payments under its license and collaboration agreement with Société des Produits Nestlé S.A. (“Nestlé”), successor in interest to Nestec Ltd., an affiliate of Nestlé Health Science US Holdings, Inc. (“Nestlé Health Science”), both of which are significant stockholders of the Company, if certain development milestones are achieved. However, these milestones are uncertain and there is no assurance that the Company will receive any of them.  Until such time, if ever, as the Company can generate substantial product revenue, the Company will finance its cash needs through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships, or marketing, distribution or licensing arrangements with third parties. The Company may not be able to obtain funding on acceptable terms, or at all. If the Company is unable to raise additional funds as and when needed, it would have a negative impact on the Company’s financial condition, which may require the Company to delay, reduce or eliminate certain research and development activities and reduce or eliminate discretionary operating expenses, which could constrain the Company’s ability to pursue its business strategies.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on March 2, 2021 (the “Annual Report”).

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The condensed consolidated balance sheet at December 31, 2020 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

2.	Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2021.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. In the condensed consolidated financial statements, the Company uses estimates and assumptions related to revenue recognition and the accrual of research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts and experience.

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

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2021	2020
Stock options to purchase common stock	11,596,379	10,755,593
Unvested restricted stock units	287,853	20,000
Shares issuable under ESPP	6,357	14,693
Total common stock equivalents	11,890,589	10,790,286

Recently Issued Accounting Standards

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

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of March 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$13,279	$—	$—	$13,279
Commercial paper	—	2,600	—	2,600
Investments:
Commercial paper	—	14,491	—	14,491
Corporate bonds	—	78,300	—	78,300
Certificate of deposits	—	2,272	—	2,272
Government securities	—	110,907	—	110,907
	$13,279	$208,570	$—	$221,849

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$35,480	$—	$—	$35,480
Commercial paper	—	10,313	—	10,313
Corporate bonds	—	2,014	—	2,014
Investments:
Commercial paper	$—	$12,343	$—	$12,343
Corporate bonds	—	68,289	—	68,289
Certificate of deposits	—	2,272	—	2,272
Government securities	—	104,488	—	104,488
	$35,480	$199,719	$—	$235,199

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Commercial paper, corporate bonds, certificate of deposits and government securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. There were no transfers between Level 1 or Level 2 during the three months ended March 31, 2021.

As of March 31, 2021 and December 31, 2020 the Company held a restricted investment of $1,400, which represent a certificate of deposit that is classified as Level 2 in the fair value hierarchy.
4.	Investments

Investments by security type consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$14,491	$—	$—	$14,491
Corporate bonds	78,337	5	(42)	78,300
Certificate of deposit	2,272	—	—	2,272
Government securities	110,885	27	(5)	110,907
	$205,985	$32	$(47)	$205,970

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$12,343	$—	$—	$12,343
Corporate bonds	68,333	8	(52)	68,289
Certificate of deposits	2,272	-	-	2,272
Government securities	104,491	6	(9)	104,488
	$187,439	$14	$(61)	$187,392

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

The amortized cost and fair value of investments in commercial paper, corporate bonds, certificate of deposits and government securities by contractual maturity, as of March 31, 2021 were as follows (in thousands):

	Available-for-Sale as of March 31, 2021		Available-for-Sale as of December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Due in 1-year or less	$176,213	$176,221	$137,588	$137,567
Due after 1-year through 5-years	29,772	29,749	49,851	49,825
	$205,985	$205,970	$187,439	$187,392

5.	Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Laboratory equipment	$16,758	$15,985
Computer equipment	2,930	2,874
Furniture and office equipment	1,033	1,033
Leasehold improvements	27,977	27,977
Construction in progress	679	348
	49,377	48,217
Less: Accumulated depreciation and amortization	(35,797)	(34,320)
	$13,580	$13,897

Depreciation and amortization expense was $1,476 and $1,802 for the three months ended March 31, 2021 and March 31, 2020, respectively.

6.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Development and clinical manufacturing costs	$8,776	$6,339
Payroll and payroll-related costs	2,881	6,734
Facility and other	1,496	1,153
	$13,153	$14,226

7.	Note Payable

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

Upon issuance, the first tranche was recorded as a liability with an initial carrying value of $24,575, net of debt issuance costs. The initial carrying value will be accreted to the repayment amount, which includes the outstanding principal plus the end of term charge, through interest expense using the effective interest rate method over the term of the debt.  The effective interest rate is 11.47%. As of March 31, 2021, the carrying value of the debt is $25,211, of which $3,339 is classified as a current liability and  $21,872 is classified as a long-term liability on the condensed consolidated balance sheet.  As of December 31, 2020, the carrying value of the debt was $25,093, of which $454 was classified as a current liability and $24,639 was classified as a long-term liability on the condensed consolidated balance sheet.

As of March 31, 2021 the future principal payments due under the arrangement, excluding interest and the end of term charge, are as follows (in thousands):

Year Ending December 31,	Principal
2021 (remaining 9 months)	$949
2022	11,970
2023	12,081
Total	$25,000

During the three months ended March 31, 2021 and 2020, the Company recognized $721 and $716, respectively, of interest expense related to the Loan Agreement, which is reflected in interest expense on the condensed consolidated statement of operations and comprehensive loss.

8.	Common Stock and Stock-Based Awards

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2020	10,037,130	$9.54	7.87	$156,627
Granted	1,924,406	24.13
Exercised	(104,184)	3.56
Forfeited	(260,973)	23.58
Outstanding as of March 31, 2021	11,596,379	$11.70	7.94	$122,100
Options exercisable as of March 31, 2021	3,974,020	$12.66	6.08	$37,985

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2021 and 2020 was $19.33and $2.06 per share, respectively.

 During the three months ended March 31, 2019, the Company granted performance-based stock options to employees for the purchase of an aggregate of 1.1 million shares of common stock with a grant date fair value of $4.58 per share.  These stock options are exercisable only upon achievement of specified performance targets.  During the three months ended March 31, 2021, the Company modified the determination date to achieve the specified performance targets for 50% of the performance-based stock options.  The determination date to achieve the specified performance targets was not modified for the remaining 50% of the performance-based stock options and these options expired on April 1, 2021.  As of March 31, 2021, none of the options were exercisable because none of the specified performance targets had been achieved.  Because achievement of the specified performance targets was not deemed probable as of  March 31, 2021, the Company did not record any expense for these performance-based stock options.

Additionally, during the three months ended March 31, 2021, the Company granted performance-based stock options to employees for the purchase of an aggregate 440 thousand shares of common stock with a grant date fair value of $14.93 per share.  These stock options are exercisable only upon achievement of specified performance targets.  As of March 31, 2021, none of these options were exercisable because none of the specified performance targets had been achieved.  Because achievement of the specified performance targets was not deemed probable as of  March 31, 2021, the Company did not record any expense for these stock options in the three months ended March 31, 2021.

Restricted Stock Units

The Company has granted restricted stock units with time-based vesting conditions.  The table below summarizes the Company’s restricted stock unit activity since December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2020	6,500	$25.36
Granted	284,353	$24.97
Forfeited	(2,350)	$26.34
Vested	(650)	$25.36
Unvested restricted stock units as of March 31, 2021	287,853	$24.97

The Company has granted restricted stock units (“RSUs”) with service-based vesting conditions.  RSUs represent the right to receive shares of common stock upon meeting specified vesting requirements.  Unvested shares of restricted common stock may not be sold or transferred by the holder.  These restrictions lapse according to the service-based vesting conditions of each award.  In the first quarter of 2021, the Company granted 284,353 RSUs.  RSU’s generally vest over four years, with 25% vesting after one year, and the remaining 75% vesting quarterly over the next 3 years, subject to continued service to the Company through the applicable vesting date.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development expenses	$2,137	$1,004
General and administrative expenses	1,487	955
	$3,624	$1,959

9.	Collaboration Revenue

Nestlé Collaboration Agreement

Summary of Agreement

In January 2016, the Company entered into a collaboration and license agreement with Nestlé (“License Agreement”) for the development and commercialization of certain product candidates for the treatment and management of CDI and inflammatory bowel disease, or IBD, including UC and Crohn’s disease. The License Agreement supports the development of the Company’s portfolio of products for CDI and IBD in markets outside of the United States and Canada (the “Licensed Territory”). The Company has retained full commercial rights to its entire portfolio of product candidates with respect to the United States and Canada.

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

Under the License Agreement, the Company is entitled to receive a $20,000 milestone payment from Nestlé following initiation of a SER-287 Phase 2 study and a $20,000 milestone payment from Nestlé following the initiation of a SER-287 Phase 3 study. In November 2018, the Company entered into a letter agreement with Nestlé which modified the License Agreement to address the current clinical plans for SER-287. Pursuant to the letter agreement, the Company and Nestlé agreed that following initiation of the SER-287 Phase 2b study, the Company would be entitled to receive $40,000 in milestone payments from Nestlé, which represent the milestone payments due to the Company for the initiation of a SER-287 Phase 2 study and a Phase 3 study. The SER-287 Phase 2b study was initiated and the $40,000 of milestone payments were received in December 2018. The letter agreement also provides scenarios under which Nestlé’s reimbursement to the Company for certain Phase 3 development costs would be reduced or delayed depending on the outcomes of the SER-287 Phase 2b study.

Accounting Analysis

The Company assessed the License Agreement in accordance with ASC 606—Revenue From Contracts with Customers (“ASC 606”) and concluded that Nestlé is a customer. The Company identified the following promises under the contract: (i) a license to develop and commercialize the Nestlé Collaboration Products in the Licensed Territory, (ii) obligation to perform research and development services, (iii) participation on a joint steering committee, and (iv) manufacturing services to provide clinical supply to complete future clinical trials. In addition, the Company identified a contingent obligation to perform manufacturing services to provide commercial supply if commercialization occurs, which is contingent upon regulatory approval. This contingent obligation is not a performance obligation at inception and has been excluded from the initial allocation as it represents a separate buying decision at market rates, rather than a material right in the contract. The Company assessed the promised goods and services to determine if they are distinct. Based on this assessment, the Company determined that Nestlé cannot benefit from the promised goods and services separately from the others as they are highly interrelated and therefore not distinct. Accordingly, the promised goods and services represent one combined performance obligation and the entire transaction price will be allocated to that single combined performance obligation.

At contract inception, the Company determined that the $120,000 non-refundable upfront amount constituted the entirety of the consideration to be included in the transaction price as the development, regulatory, and commercial milestones were fully constrained. During the year ended December 31, 2016, the Company received $10,000 from Nestlé in connection with the initiation of the Phase 1b study for SER-262 in CDI. During the year ended December 31, 2017, the Company received $20,000 from Nestlé in connection with the initiation of the Phase 3 study for SER-109. During the year ended December 31, 2018, the Company received $40,000 from Nestlé in connection with the initiation of the Phase 2b study for SER-287. During the year ended December 31, 2020, the Company received $10,000 from Nestlé in connection with the initiation of the Phase 1b SER-301 study.  As of March 31, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligation of the License Agreement was approximately $200,000.

During the three months ended March 31, 2021 and March 31, 2020, using the cost-to-cost method, which best depicts the transfer of control to the customer, the Company recognized $4,648, and $5,462 of Collaboration revenue – related party, respectively.

As of March 31, 2021 and December 31, 2020, there was $103,526 and $108,174, respectively, of deferred revenue related to the unsatisfied portion of the performance obligation under the License Agreement. As of March 31, 2021, the deferred revenue is classified as current or non-current in the condensed consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next 12 months, which is determined by the cost-to-cost method which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation.  All costs associated with the License Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

AstraZeneca Research Collaboration and Option Agreement

Summary of the Agreement

In March 2019, the Company entered into a Research Collaboration and Option Agreement (the “Research Agreement”) with MedImmune, LLC, a wholly owned subsidiary of AstraZeneca Inc. (“AstraZeneca”), to advance the mechanistic understanding of the microbiome in augmenting the efficacy of cancer immunotherapy. Under the Research Agreement, the Company and AstraZeneca conducted certain research and development activities as set forth on a research plan focused on the role of the microbiome in certain cancers and cancer immunotherapies, including the research program for SER-401, in combination with AstraZeneca compounds targeting various cancers.

Pursuant to the Research Agreement, the Company agreed not to conduct research or development on any microbiome products specifically designed by the Company during the term of the Research Agreement for the treatment of cancer (“Microbiome Oncology Products”), with or on behalf of any third party without the prior approval of the joint steering committee for the Research Agreement for at least three years after the effective date (the “Exclusivity Period”). Additionally, AstraZeneca paid the Company a total of $20,000 in three equal installments, the first of which the Company received in April 2019, the second of which the Company received in December 2019, and the third of which the Company received in January 2021. Such payments were payable even if the Research Agreement was terminated in accordance with its terms, unless the Research Agreement is terminated by AstraZeneca for the Company’s uncured material breach. Additionally, AstraZeneca would bear its costs of conducting activities under the research plan and would reimburse the Company for all activities performed under the research plan based on actual full-time employee (“FTE”) time and certain third-party costs incurred by the Company in connection therewith.

Under the Research Agreement, the Company granted to AstraZeneca an exclusive option to negotiate a worldwide, sublicensable exclusive license under relevant intellectual property rights controlled by the Company to exploit Microbiome Oncology Products for the treatment of cancer. Additionally, the Company granted to AstraZeneca an additional exclusive option to obtain a worldwide, sublicensable, license under certain intellectual property rights arising out of the Agreement or coming into the control of the Company during the term of the Agreement, to exploit AstraZeneca’s oncology and other assets which are the subject of the research plan. AstraZeneca may exercise each option at any point prior to 90 days after the end of the Exclusivity Period (the “Option Exercise Period”) by delivering an option exercise notice to the Company. If AstraZeneca exercised an option during the Option Exercise Period, the parties would enter into exclusive, good faith negotiations for a period of six months (the “Negotiation Period”) regarding the terms of the definitive license agreement contemplated by such option. If no definitive agreement was reached during the Negotiation Period, subject to certain other terms and conditions applicable for a one (1) year period, the Company was free to license, further develop or otherwise exploit its assets that were the subject of the option without further obligation to AstraZeneca.

The term of the Research Agreement continued in effect until the Research Agreement was terminated by the parties in accordance with its terms by mutual written agreement. Either party may terminate the Research Agreement for the other party’s uncured material breach or bankruptcy or insolvency-related events. AstraZeneca may terminate the Research Agreement for convenience. In December 2020, the Company received written notice from AstraZeneca that AstraZeneca elected to terminate the Research Agreement by and in accordance with its terms. The termination of the Research Agreement was effective on April 2, 2021 (the “Termination Date”), which was 120 days from the date of the termination notice.

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

In December 2020, the Company received written notice that AstraZeneca elected to terminate the Research Agreement.  As a result of AstraZeneca’s decision to terminate the Research Agreement, the Company’s performance obligations under the Research Agreement ended as of December 31, 2020.  The final transaction price of $23,377 is comprised of the $20,000 fixed consideration and $3,376 for the reimbursed research and development costs. The Company removed all costs associated with its remaining performance from the cost-to-cost model in the fourth quarter of 2020. This resulted in the Company recognizing the remaining deferred revenue of $15,145 to collaboration revenue in the year ended December 31, 2020.

For the three months ended March 31, 2021 and 2020, the Company recognized collaboration revenue of $0 and $1,988, respectively, under the Research Agreement.

Contract Balances from Contracts with Customers

The following table presents changes in the Company’s contract liabilities during the three months ended March 31, 2021 and 2020 (in thousands):

	Balance as of December 31, 2020	Additions	Deductions	Balance as of March 31, 2021
Three Months Ended March 31, 2021
Contract liabilities:
Deferred revenue - related party	$108,174	—	(4,648)	$103,526

	Balance as of December 31, 2019	Additions	Deductions	Balance as of March 31, 2020
Three Months Ended March 31, 2020
Contract liabilities:
Deferred revenue - related party	$110,071	—	(5,462)	$104,609
Deferred revenue	$9,668	816	(1,988)	$8,496

During the three months ended March 31, 2021 and 2020 the Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$4,648	$6,634

When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Revenue is recognized from the contract liability over time using the cost-to-cost method.

10.	Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2021 or December 31, 2020.

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

The Company did not accrue any liabilities related to legal contingencies in its condensed consolidated financial statements as of March 31, 2021 or December 31, 2020.

11.	Income Taxes

The Company did not provide for any income taxes for the three months ended March 31, 2021.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of March 31, 2021 and December 31, 2020. Management reevaluates the positive and negative evidence at each reporting period.

As of March 31, 2021 and December 31, 2020, the Company had no accrued interest or tax penalties recorded. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company is currently under examination by the Internal Revenue Service ("IRS") for the period ended December 31, 2018 related to its R&D tax credits. The Company's tax years are still open under statute from 2011 to present. All years may be examined to the extent the tax credit or net operating loss carryforwards are used in future periods.

12.	Related Party Transactions

As described in Note 9, in January 2016 the Company entered into the License Agreement with Nestlé for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. Nestlé is a related party since Nestlé and its affiliate Nestlé Health Science U.S. Holdings, Inc., are significant stockholders. During the three months ended March 31, 2021 and March 31, 2020, the Company recognized $4,648 and $5,462 of related party revenue associated with the License Agreement, respectively. As of March 31, 2021 and December 31, 2020 there was $103,526 and $108,174 of deferred revenue related to the License Agreement, which is classified as current or non-current in the condensed consolidated balance sheets. The Company has made no payments to Nestlé during the three months ended March 31, 2021. There is no amount due from Nestlé as of March 31, 2021.

Additionally, on August 12, 2020, the Company entered into the Securities Purchase Agreement with Nestlé for the sale of 959,002 shares of its common stock at a purchase price of $20.855 per share (the “concurrent placement”). The Company received aggregate net proceeds from the concurrent placement of approximately $19,900 after deducting offering expenses payable by the Company.

In July 2019, the Company entered into a sublease agreement with Flagship Pioneering, one of the Company’s significant stockholders, to sublease a portion of its office and laboratory space in Cambridge, Massachusetts. The term of the sublease agreement commenced in July 2019 and ends on the last day of the 24th calendar month following commencement, with no option to extend. Under this agreement, the Company recorded other income of $461 and $450 during the three months ended March 31, 2021 and 2020, respectively. The Company received cash payments of $461 and $450 during the three months ended March 31, 2021 and 2020, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2021, or the Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, such as statements regarding our plans, objectives, expectations, intentions and projections, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Overview

We are a microbiome therapeutics company developing a novel class of live biotherapeutic drugs, which are consortia of microbes designed to treat disease by modulating the microbiome to treat or reduce disease by repairing the function of a disease susceptible microbiome to a non-disease state. We have an advanced drug pipeline with late-stage clinical assets and a differentiated microbiome therapeutics drug discovery and development platform including good manufacturing practices, or GMP, manufacturing capabilities for this novel drug modality.

Our highest-priority is preparing the SER-109 BLA for submission to the FDA; we are focused on completing acquisition of the required safety database necessary for approval to treat recurrent CDI, with SER-109. Additionally, using our microbiome therapeutics platform, we are focusing our resources on obtaining clinical results from our clinical programs in UC, a form of IBD with SER-287 and SER-301, and with SER-155 to reduce morbidity and mortality due to gastrointestinal infections, bacteremia and GvHD, in immunocompromised patients, including in patients receiving allo-HSCT or solid organ transplants.  In addition, we continue to build our portfolio and advance our technology with research programs in infectious disease more broadly and diseases where immunomodulation, such as cancer, to reduce or treat disease.

Since our inception in October 2010, we have devoted substantially all of our resources to developing our programs, platforms, and technologies, building our intellectual property portfolio, developing our supply chain, business planning, raising capital and providing general and administrative support for these operations.

Many of our product candidates are still in preclinical development or early stage discovery. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss was $35.5 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $584.2 million and cash, cash equivalents and short- and long-term investments totaling $272.5 million.  Based on our current plans and forecasted expenses, we believe that our existing cash, cash equivalents and investments as of March 31, 2021 will be sufficient to fund our operating expenses, capital expenditure requirements and debt service obligations for at least the next 12-months from issuance of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Impact of Novel Coronavirus

We are monitoring the global outbreak and spread of the novel strain of coronavirus, or COVID-19, and have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. The spread of COVID-19 has caused us to modify our business practices, including implementing a work from home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, and other business partners in light of COVID-19. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, the effectiveness of vaccines and vaccine distribution efforts and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease. See “Risk Factors—Risks Related to Our Operations—The COVID-19 pandemic caused by the novel strain of coronavirus has adversely impacted and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition” in Part II, Item 1A of this Quarterly Report.

SER-109

SER-109 is an oral microbiome therapeutic candidate consisting of a consortium of purified Firmicutes spores. Our SER-109 manufacturing and quality systems for SER-109 are state-of-the-art and deliver the essential microbial components that facilitate potency while mitigating the risk of pathogen transmission.  The SER-109 manufacturing purification process removes unwanted microbes reducing the risk of pathogen transmission beyond donor screening alone.  SER-109 is designed to reduce recurrent CDI in patients with a history of CDI by modulating the microbiome to a state that resists C. difficile germination and growth.  SER-109, if approved, is intended to treat individuals with recurrent CDI, a patient population which includes approximately 170,000 individuals per year in the United States.  We completed enrollment with 182 patients with multiply recurrent CDI in ECOSPOR III. All patients who entered ECOSPOR III must have tested positive for C. difficile toxin, as currently recommended by the Infectious Diseases Society of America guidelines (McDonald Clin Infect Dis 2018). This inclusion criterion was implemented in an effort to ensure enrollment of only patients with active infection rather than simple colonization. The study was designed to evaluate patients for 24 weeks, with the primary endpoint of comparing the C. difficile recurrence rate in subjects who receive SER-109 verses placebo at up to eight weeks after dosing.

Analyses from the completed Phase 3 study using the final statistically defined Intent-to-Treat population show that 12.4% of subjects experienced a recurrence, versus 39.8% on placebo, which represents a relative risk of 0.32 (95% CI 0.18-0.58; p<0.001 for both steps of the testing procedure), with an absolute risk reduction of 27.4% and a relative risk reduction of 68%. The percent on SER-109 with a sustained clinical response was approximately 88%. The number-needed-to treat was 3.7. In the same updated analysis, the 12 week rate of recurrence in the SER-109 arm was 18.0%, compared to a rate of 46.2% in the placebo arm, representing an absolute risk reduction of 28% (relative risk 0.40; 95% CI 0.24-0.65; p <0.001 and p< 0.002 for the test sequence), and thereby consistent with the results seen at eight weeks.  Results across stratifications of age and antibiotics remained similar. The study’s efficacy results related to the primary endpoint from all analyses exceeded the statistical threshold previously provided in consultation with the FDA that could allow this single clinical study to fulfill efficacy requirements for a BLA.  The efficacy remained durable through twenty-four weeks of follow-up.

The SER-109 safety results across completed studies has been favorable, with an adverse event profile comparable to placebo.  We are actively enrolling patients in our SER-109 open-label study, which also admits patients with a single recurrence of CDI, to expand the safety database to meet the FDA threshold of at least 300 patients.  We anticipate achieving target enrollment in the third quarter of 2021.

SER-287

SER-287, an oral microbiome therapeutic candidate consisting of a consortium of highly purified Firmicute spores, is designed to restore a healthy gastrointestinal microbiome in individuals with UC. In December 2018, we commenced a three-arm placebo-controlled Phase 2b clinical trial that enrolled 203 patients to evaluate SER-287 in patients with mild-to-moderate UC.  Two groups of patients receive different doses of SER-287, both following pre-conditioning with a short course of oral vancomycin. A third study arm receives placebo. The study’s primary endpoint will evaluate clinical remission measured after 10 weeks of SER-287 administration. Patients may also enter a 26-week exploratory maintenance follow-up period.  Endoscopic improvement will be measured as a secondary efficacy measure.  Based on feedback from the FDA, if the data from this trial is positive, we expect that the Phase 2b clinical trial could be one of two pivotal trials to enable a BLA to be submitted for SER-287 for the treatment of UC.  We anticipate top-line clinical results in mid-2021, and we anticipate obtaining additional microbiome biomarker data in the second half of 2021.

There are over 700,000 UC patients in the United States and fewer than one-third of patients on current therapies achieve remission. Approved treatments are often inadequate to control disease activity and are often associated with significant side effects, including immunosuppression. We believe that SER-287 may address underlying drivers of inflammation in UC and, based on the favorable tolerability profile observed in our clinical trials of SER-287, has the potential to be developed as both a foundational monotherapy, as well as a combination therapy with other UC drugs. SER-287 has been granted Fast Track Designation by the FDA for the induction and maintenance of clinical remission in adult subjects with active mild-to-moderate UC.  SER-287 has been designated an Orphan Drug for pediatric UC by the FDA.

SER-301

We are also advancing our next generation, rationally-designed, cultivated microbiome drug discovery and development capabilities, focusing on advancing SER-301, a therapeutic candidate for UC. SER-301 is a consortia of cultivated bacteria designed using our reverse translational discovery platform that incorporates analysis of microbiome biomarkers from human clinical data and preclinical assessments using human cell-based assays and in vitro/ex vivo and in vivo disease models. The design of SER-301 incorporates insights obtained from the SER-287 Phase 1b clinical and microbiome results, as well as from our clinical portfolio more broadly, and additionally functional data from preclinical assessments, in order to enhance desired pharmacological properties.

SER-301 is designed to reduce induction of pro-inflammatory activity, improve epithelial barrier integrity and TNF-α driven inflammation in ion exchange chromatography, or IECs, and modulate UC-relevant anti-inflammatory, innate and adaptive immune pathways. SER-301 is being produced by our advanced fermentation, formulation and delivery platforms.  It includes strains delivered in spore form, as well as strains fermented in non-spore (vegetative) form and delivered using enterically-protected technology designed to release in the colon.

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

SER-155

SER-155, an oral consortium of cultivated bacteria is a microbiome therapeutic candidate that we are advancing into clinical development, is designed to decrease infection and translocation of antibiotic resistant bacteria in the gastrointestinal tract and modulate host immune responses to decrease GvHD. The rationale for this program is based in part on published clinical evidence from our collaborators at Memorial Sloan Kettering Cancer Center showing that allo-HSCT patients with decreased diversity of commensal microbes are significantly more likely to die due to infection and/or lethal GvHD. SER-155 was designed using our reverse translational discovery platform to reduce morbidity and mortality due to gastrointestinal infections, bacteremia and GvHD in immunocompromised patients, including in patients receiving allo-HSCT or solid organ transplants. In November 2017, we were awarded a highly competitive grant from CARB-X to support continued preclinical research and early development work for SER-155. In 2019, we were awarded additional funding from CARB-X to support clinical development of SER-155, including support through IND filing and Phase 1b evaluation. The 2019 CARB-X grant provides us with an additional $4.8 million of funding for research, manufacture, and IND submission, with potential for additional funding for Phase 1b development, upon completion of milestones. We expect to initiate clinical development of SER-155 in the first half of 2021.

SER-401

In March 2021, we announced that we, in collaboration with study partners, The Parker Institute for Cancer Immunotherapy and The University of Texas MD Anderson Cancer Center, voluntarily discontinued further enrollment of our study evaluating the safety and drug activity of SER-401 or fecal microbiota transplant (FMT) in combination with nivolumab in patients with metastatic melanoma.

A preliminary analysis of results from 10 subjects who received either SER-401 or placebo in combination with nivolumab indicated that SER-401 was safe and well-tolerated. There were no patients enrolled in the FMT portion of the study. Subjects currently enrolled in the study will complete the study protocol. Given challenges in enrollment due to the COVID-19 pandemic, subsequent anticipated time to study completion, and progress in its preclinical oncology pipeline, we have decided to deprioritize further development of SER-401. The Company will continue to advance its research and development efforts in cancer, applying learnings from the SER-401 trial.

While we plan to focus our investment on our highest priority clinical programs in the near-term, our expenses may increase substantially in connection with our ongoing and planned activities, particularly as we:

•	complete the clinical development and prepare for commercialization of SER-109 for patients with recurrent CDI;
•	continue the clinical development of SER-287 in our Phase 2b clinical trial for the treatment of UC;
•	continue the clinical development of SER-301 for the treatment of UC;
•	initiate clinical development of SER-155 for the reduction of morbidity and mortality due to GvHD in immunocompromised patients, including in patients receiving allo-HSCT;
•	make strategic investments in manufacturing capabilities;

•	make strategic investments in our research discovery and development platforms and capabilities;
•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	perform our obligations under our agreements with our collaborators;
•	seek to obtain regulatory approvals for our product candidates; and
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company.

As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. See “Risk Factors—Risks Related to Our Operations—The COVID-19 pandemic caused by the novel strain of coronavirus has adversely impacted and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition” in Part II, Item 1A of this Quarterly Report. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

Intellectual Property

Patent Portfolio

We have an extensive patent portfolio directed to rationally designed ecologies of spores and microbes. The portfolio includes both company-owned patents and applications, and those that we have rights to as licensee. For example, our portfolio includes an option to license foundational intellectual property related to the use of bacteria in combination with checkpoint inhibitors from MD Anderson. The patents and applications included in our portfolio cover both composition of matter and methods (e.g., method of treating). Our intellectual property rights related to SER-109 (C. difficile) and SER-287 (ulcerative colitis) extend through 2034. We plan on continuing to broaden our patent portfolio. Currently, we have 23 active patent application families, which includes 19 nationalized applications, 2 pending at the PCT stage, and 2 pending U.S. provisional applications. To date, we have obtained 16 issued U.S. patents.

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

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors and our clinical investigative sites. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses. All costs associated with the License Agreement, with Nestlé, and our research collaboration and option agreement with MedImmune, LLC, a wholly owned subsidiary of AstraZeneca Inc., or the Research Agreement, are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

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

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Microbiome therapeutics platforms	$17,803	$12,569
SER-109	7,726	2,852
SER-287	2,937	5,437
Early stage programs	837	885
Total research and development expenses	$29,303	$21,743

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we complete our open-label clinical study of SER-109, advance the clinical development of SER-287, continue to discover and develop additional product candidates, including SER-301 and SER-155 and pursue later stages of clinical development of our product candidates.

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

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in the three months ended March 31, 2021 or 2020.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 2, 2021, or the Annual Report, are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the three months ended March 31, 2021.

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$4,648	$5,462	$(814)
Grant revenue	1,070	739	331
Collaboration revenue	—	1,988	(1,988)
Total revenue	5,718	8,189	(2,471)
Operating expenses:
Research and development	29,303	21,743	7,560
General and administrative	11,741	6,138	5,603
Total operating expenses	41,044	27,881	13,163
Loss from operations	(35,326)	(19,692)	(15,634)
Other (expense) income:
Interest income	966	159	807
Interest expense	(696)	(716)	20
Other (expense) income	(409)	368	(777)
Total other (expense) income, net	(139)	(189)	50
Net loss	$(35,465)	$(19,881)	$(15,584)

Revenue

Total revenue was $5.7 million and $8.2 million for the three months ended March 31, 2021 and 2020, respectively.  The total decrease of $2.5 million in revenue is mainly attributed to the termination of the Research Agreement, which occurred in the fourth quarter of 2020.  Along with a $0.8 million decrease in our License Agreement revenue.  This is offset by an increase of $0.3 million in grant revenue.

Research and Development Expenses

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Microbiome therapeutics platforms	$17,803	$12,569	$5,234
SER-109	7,726	2,852	4,874
SER-287	2,937	5,437	(2,500)
Early stage programs	837	885	(48)
Total research and development expenses	$29,303	$21,743	$7,560

Research and development expenses were $29.3 million for the three months ended March 31, 2021, compared to $21.7 million for the three months ended March 31, 2020. The increase of $7.6 million was due primarily to the following:

•

an increase of $5.2 million in research expenses related to our microbiome therapeutics platform due primarily to employee related costs of $4.7 million, an increase in facility related costs of $1.0 million, and partially offset by a decrease in depreciation expense of $0.3 million; and,

•

an increase of $4.9 million in expenses related to our SER-109 program due primarily to an increase in employee related costs of $1.9 million, an increase in contract manufacturing of $1.3 million, an increase in clinical trial consulting expense of $1.1 million, and an increase in facility expenses of $0.3 million.

These increases were partially offset by:

•

a decrease of $2.5 million in expenses for our SER-287 program due primarily to a decrease in clinical trial consulting expense of $1.2 million, a decrease in facility expense of $0.8 million, a decrease in employee related costs of $0.2 million, and a decrease in contract manufacturing of $0.2 million.

General and Administrative Expenses

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Personnel related (including stock-based compensation)	$4,220	$2,361	$1,859
Professional fees	5,535	2,468	3,067
Facility-related and other	1,986	1,309	677
Total general and administrative expenses	$11,741	$6,138	$5,603

General and administrative expenses were $11.7 million for the three months ended March 31, 2021, compared to $6.1 million for the three months ended March 31, 2020. The increase of $5.6 million was primarily due to the following:

•

an increase in personnel related costs of $1.9 million primarily related to an increase in salaries and related payroll taxes of $1.0 million and an increase in employee stock based compensation expense of $0.5 million;

•	an increase in professional fees of $3.1 million is primarily due to an increase in consulting fees of $2.3 million and an increase in recruiting fees of $0.6 million; and
•	an increase in facility-related and other costs of $0.7 million primarily due to an increase in IT-related expenses

Other (Expense) Income, Net

Other (expense) income, net for the three months ended March 31, 2021 and 2020 was $0.1 million of expense and $0.2 million of expense, respectively. The decrease in other expense of $0.1 million is primarily due to an increase in other expense of $0.7 million, primarily related to the amortization of investments. This is partially offset by an increase of interest income of $0.8 million.

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

As of March 31, 2021, we had cash, cash equivalents and short- and long-term investments totaling $272.5 million and an accumulated deficit of $584.2 million.  Based on our current plans and forecasted expenses, we believe that our cash, cash equivalents and investments as of March 31, 2021 will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements for at least the next 12-months from issuance of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

Agreement with AstraZeneca

In March 2019, we entered into the Research Agreement with MedImmune, a wholly owned subsidiary of AstraZeneca. In December 2020, we received written notice from AstraZeneca that they elected to terminate the Research Agreement by and in accordance with its terms. The termination of the Research Agreement became effective on April 2, 2021 (the “Termination Date”), which was 120 days from the date of the notice.

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

As of March 31, 2021 and December 31, 2020, the outstanding principal under the Term Loan Facility was $25.0 million and $25.0 million, respectively.  For a further description of the Term Loan Facility, see Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash used in operating activities	$(29,496)	$(24,251)
Cash (used in) provided by investing activities	(20,738)	9,437
Cash provided by financing activities	764	4,545
Net decrease in cash, cash equivalents and restricted cash	$(49,470)	$(10,269)

Operating Activities

During the three months ended March 31, 2021, operating activities used $29.5 million of cash, primarily due to a net loss of $35.5 million and cash used from changes in our operating assets and liabilities of $0.8 million, partially offset by non-cash charges of $6.7 million.  Net cash used for changes in our operating assets and liabilities during the three months ended March 31, 2021 consisted of an increase in prepaid expenses and other current and long-term assets of $1.4 million and an increase in accounts payable of $1.0 million.  These increases were off-set by decreases in accounts receivable of $6.8 million, deferred revenue of $4.6 million, operating lease liabilities of $1.2 million and accrued expenses and other current liabilities of $1.2 million.     The increase in prepaid expenses and other current and long-term assets was due to timing of payments to vendors. The decrease in accounts receivable is due to our receipt of receivables due during the quarter. The decrease in deferred revenue was primarily due to the recognition of collaboration revenue. The decrease in accounts payable was due to the timing of payments. The decrease in operating lease liabilities was due to the cash payment of lease obligations.

During the three months ended March 31, 2020, operating activities used $24.3 million of cash, primarily due to a net loss of $19.9 million and cash used from changes in our operating assets and liabilities of $8.9 million, partially offset by non-cash charges of $4.5 million.  Net cash used for changes in our operating assets and liabilities during the three months ended March 31, 2020 consisted of a decrease in prepaid expenses and other current and long-term assets of $0.2 million, an increase in accounts receivable of $0.2 million, a decrease in deferred revenue of $6.6 million, an increase in accounts payable of $0.6 million, a decrease in operating lease liabilities of $1.1 million, and a decrease in accrued expenses and other current liabilities of $1.8 million. The decrease in prepaid expenses and other current and long-term assets and other current liabilities is due to amortization. The increase in accounts receivable is due to our reimbursable costs per our agreements. The decrease in deferred revenue was due to the recognition of collaboration revenue. The decrease in accounts payable and accrued expenses and other current liabilities was due to the timing of payments. The decrease in operating lease liabilities was due to the cash payment of lease obligations.

Investing Activities

During the three months ended March 31, 2021, net cash used in investing activities was $20.7 million, consisting of maturities of investments of $27.5 million, partially offset by purchases of investments of $46.9 million and purchases of property and equipment of $1.3 million.

During the three months ended March 31, 2020, net cash provided by investing activities was $9.4 million, consisting of sales and maturities of investments of $22.4 million, partially offset by purchases of investments of $12.9 million and purchases of property and equipment of $0.1 million.

Financing Activities

During the three months ended March 31, 2021, net cash provided by financing activities was $0.8 million, consisting of $0.4 million in connection with the issuance of common stock under our 2015 Employee Stock Purchase Plan, or ESPP, and $0.4 million from the issuance of common stock associated with the exercise of stock options.

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

Funding Requirements

Our expenses may increase substantially in connection with our ongoing clinical development activities and our research and development activities. In addition, we expect to continue to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•	complete the clinical development and prepare for commercialization of SER-109 for patients with recurrent CDI;
•	continue the clinical development of SER-287 in our Phase 2b clinical trial for the treatment of UC;
•	continue the clinical development of SER-301 for the treatment of UC;
•	conduct research and initiate clinical development of SER-155 for the reduction of morbidity and mortality due to GvHD in immunocompromised patients, including in patients receiving all-HSCT;
•	make strategic investments in manufacturing capabilities;
•	make strategic investments in our research discovery and development platforms and capabilities;
•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	perform our obligations under our agreements with our collaborators;
•	seek to obtain regulatory approvals for our product candidates; and
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

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

As noted above, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity and future funding requirements is uncertain as of the filing date of this Quarterly Report as this continues to evolve globally. See “Impact of Novel Coronavirus” above and “Risk Factors—Risks Related to Our Operations—The COVID-19 pandemic caused by the novel strain of coronavirus has adversely impacted and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition” in Part II, Item 1A of this Quarterly Report for a further discussion of the possible impact of the COVID-19 pandemic on our business.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments was included in our Annual Report. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates.

As of March 31, 2021, our cash, cash equivalents and investments consisted of cash and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of March 31, 2021, we had outstanding borrowings under the Term Loan Facility.  We accrue interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 4.40%, and (ii) 9.65%. An immediate 10% change in the Prime Rate would not have a material impact on our debt‑related obligations, financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business faces significant risks and uncertainties. Accordingly, in evaluating our business, you should carefully consider the risk factors discussed below, as well as the other information included or incorporated by reference in this Quarterly Report. If any of the following risks occur, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Results of Operations and Financial Condition.” The occurrence of any of the events or developments described below or elsewhere in this report could harm our business, financial condition, results of operations or growth prospects.

Risks Related to Our Financial Position and Need for Additional Capital

We are a development-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $70.3 million for the year ended December 31, 2020, and $35.5 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $584.2 million. To date, we have financed our operations through the public offerings of our common stock, private placements of our common stock and preferred stock, payments under our collaboration agreements, and loan facility. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We have not completed development of any of our product candidates, which we call microbiome therapeutic candidates, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future.  We anticipate that our expenses may increase substantially as we:

•	complete the clinical development and prepare for potential commercialization of SER-109, if approved for patients with recurrent CDI;
•	continue the clinical development of SER-287 in our Phase 2b clinical trial for the treatment of UC;
•	continue the clinical development of SER-301 for treatment of recurrent UC;
•	conduct research and initiate clinical development of SER-155 for the reduction of morbidity and mortality due to GvHD in immunocompromised patients, including in patients receiving allo-HSCT;
•	make strategic investments in manufacturing capabilities;
•	make strategic investments in our research discovery and development platforms and capabilities;
•	maintain and augment our intellectual property portfolio and opportunistically acquire complementary intellectual property;
•	potentially establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	perform our obligations under our agreements with our collaborators;
•	seek to obtain regulatory approvals for our product candidates; and
•	experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

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

Our expenses may increase in connection with our ongoing activities, particularly as we continue the clinical development of SER-109, continue the clinical development of SER-287, including conducting the Phase 2b clinical study, continue clinical studies of SER-301 and continue to research, develop and initiate clinical trials of SER-155 and our other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company, including as a result of no longer qualifying as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We expect that our cash, cash equivalents and investments as of March 31, 2021 will be sufficient to fund our operating expenses, debt service obligations and capital expenditure requirements for at least the next 12-months from the issuance of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. In addition, the specifics of existing and future clinical trial activities could impact capital requirements and cash projections. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

We are using our microbiome therapeutics platform to develop microbiome therapeutic candidates. We are at an early stage of development and our platform has not yet, and may never, lead to approvable or marketable drugs. We are developing additional product candidates that we intend to be used to reduce infection and treat diseases where the microbiome is implicated.  We may have problems applying our technologies to these areas, and our product candidates may not be effective in reducing infection and disease. Our product candidates may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.

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

All of our product candidates are based on microbiome therapeutics, a novel potential class of live biotherapeutic drug candidates, which are consortia of microbes designed to treat or reduce disease by modulating the microbiome through key compositional and functional changes relevant to disease outcomes. We have not, nor to our knowledge has any other company, received regulatory approval for, or manufactured on a commercial scale, a therapeutic based on this approach. We cannot be certain that our approach will lead to the development of approvable or marketable products or that we will be able to manufacture at commercial scale, if approved. In addition, our microbiome therapeutic candidates may have different effectiveness rates in various indications and in different geographical areas. Finally, the FDA or other regulatory authorities may lack experience in evaluating the safety and efficacy of products based on microbiome therapeutics, which could result in a longer than expected regulatory review process, increase our expected development costs and delay or prevent commercialization of our product candidates.

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

For example, in March 2020, as a result of the COVID-19 pandemic, we halted further enrollment of the recently completed ECOSPOR III trial with 182 patients enrolled. Following receipt of the Phase 3 top-line data from ECOSPOR III, the FDA reaffirmed its prior position that at least 300 patients will be required for the safety database for SER-109, and we are now actively enrolling patients in our SER-109 open-label study to expand the safety database to meet this threshold. We may also be required to treat more patients with SER-109 than we currently expect before we are able to generate a safety database sufficient to allow us to seek approval of SER-109. Additional clinical trials or changes in our development plans could cause us to incur significant development costs, delay or prevent the commercialization of SER-109 or otherwise adversely affect our business. In addition, prolonged disruptions caused by the COVID-19 pandemic could severely impact our preclinical studies and clinical trials, including by causing further difficulties or delays in initiating, enrolling, conducting, or completing our planned and ongoing clinical trials. See “—Risks Related to Our Operations—The COVID-19 pandemic caused by the novel strain of coronavirus has adversely impacted and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition.”

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

The ability of the FDA to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other regulatory authorities, such as the EMA, following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary regulatory authorities, which would adversely affect our business.  For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory authorities, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the global pandemic of COVID-19, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020 the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. In addition, on April 15, 2021, the FDA issued a guidance document in which the FDA outlined plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical or is otherwise limited by travel restrictions, but where the FDA determines that a remote evaluation would still be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The FDA or other regulatory authorities may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of our approved products. The FDA or other regulatory authorities closely regulates the post-approval marketing and promotion of drugs and biologics to ensure they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. Violations of the FDA’s and other regulatory authorities’ restrictions relating to the promotion of prescription drugs may also lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

In addition, the EU has adopted the Clinical Trials Regulation, or CTR, in April 2014, which is expected to become applicable by early 2022. The CTR will be directly applicable in all EU member states, repealing the current Clinical Trials Directive. Conduct of all clinical trials performed in the European Union will continue to be bound by currently applicable provisions until the new CTR becomes applicable. The extent to which ongoing clinical trials will be governed by the CTR will depend on when the CTR becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the CTR becomes applicable the CTR will at that time begin to apply to the clinical trial. The CTR harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which will notably contain a centralized EU portal and database.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with third-party payors, physicians and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may restrict the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•

the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program, such as Medicare and Medicaid; a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

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

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to our business practices, including but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government (or foreign governments) and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, pricing information or marketing expenditures; and

•

state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. By way of example, the CCPA, effective January 1, 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act, or CPRA, was also recently voted into law by California residents. The CPRA significantly amends the CCPA and imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect on January 1, 2023 and become enforceable on July 1, 2023. In Europe, the GDPR, which went into effect in May 2018, introduces strict requirements for processing the personal data of European Union data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, companies have to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. These changes may lead to additional costs and increase our overall risk exposure. Currently there is a four to six-month grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. The European Commission published a draft adequacy decision may be granted by the European Commission on February 19, 2021. If adopted, the decision will enable data transfers from EU member states to the United Kingdom for a four-year period, subject to subsequent extensions.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, enacted in August 2011, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain.

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

Our patent portfolio currently includes 23 active patent application families (which includes an option to license certain IP from MD Anderson and exclusive licenses to certain IP from Memorial Sloan Kettering Cancer Center). Of these, 19 applications have been nationalized, 2 are pending at the PCT stage, and 2 are pending at the provisional stage. While we have obtained 16 issued U.S. patents, we cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents or our current patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, we are pursuing claims to therapeutic, binary compositions of certain bacterial populations. Any claims that may issue may provide coverage for such binary compositions and/or their use. However, such claims would not prevent a third party from commercializing alternative compositions that do not include both of the bacterial populations claimed in pending applications, potential applications or patents that have or may issue. There can be no assurance that any such alternative composition will not be equally effective. Further, given that our SER-109 product candidate is a complex composition with some variation from lot-to-lot and that, likewise, third-party compositions may have similar complexity and variability, it is possible that a patent claim may provide coverage for some but not all lots of a product candidate or third-party product. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.

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

In 2020, a strain of novel coronavirus disease, COVID-19, was declared a pandemic and spread across the world, including throughout the United States, Europe, and Asia. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices, restricted on-site staff to only those required on-site to execute their job responsibilities and limited the number of staff in any given research and development laboratory. On March 30, 2020, as a result of the COVID-19 pandemic, we halted further enrollment of the recently completed ECOSPOR III trial, and we are now actively enrolling patients in our SER-109 open-label study to expand the safety database to meet the FDA’s recommendation that our safety database for SER-109 include at least 300 patients.  Additionally, SER-287 development activity was impacted by the COVID-19 pandemic and by multiple clinical sites halting non-essential procedures, including endoscopies, and while enrollment is now complete, site staff must still remain available to finalize study participant data. We are continuing to monitor the impact of the COVID-19 pandemic on our operations and ongoing clinical development activity, including on the SER-301 Phase 1b study in ulcerative colitis. Mitigation activities to minimize COVID-19-related operation disruptions are ongoing, however, given the severity and evolving nature of the situation, the timing of clinical readouts is uncertain. As a result of the COVID-19 outbreak, we may experience further disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

Also, the anticipated benefit of any acquisition may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-

offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing or size of future joint ventures or acquisitions, or the effect that any such transactions might have on our operating results.

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

Our ability to use our net operating loss carryforwards and research and development credits to offset future taxable income or income tax liability may be subject to certain limitations.

As of December 31, 2020, we had net operating loss carryforwards, or NOLs, of $390.0 million for federal income tax purposes and $386.9 million for state income tax purposes, which may be available to offset our future taxable income, if any. Our federal and state NOLs begin to expire in various amounts in 2035, provided that federal NOLs generated in taxable years after December 31, 2017 will not be subject to expiration. As of December 31, 2020, we also had federal and state research and development and other tax credit carryforwards of approximately $36.4 million and $7.5 million, respectively, available to reduce future income tax liabilities. Our federal and state tax credit carryforwards begin to expire in various amounts in 2031 and 2028, respectively. The federal research and development tax credit carryforwards include an orphan drug credit carryforward of $20.7 million. These NOLs and tax credit carryforwards could expire unused, to the extent subject to expiration, and be unavailable to offset future taxable income or income tax liabilities. In addition, in general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs and tax credit carryforwards to offset future taxable income and income taxes. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of a corporation’s stock exceeds 50 percentage points over a three-year period. We believe we may have experienced an ownership change in the past and may experience ownership changes in the future because of future transactions in our stock, some of which may be outside our control. If we undergo future ownership changes, our ability to use our NOLs and tax credit carryforwards could be further limited. For these reasons, we may not be able to use a material portion of our NOLs or tax credit carryforwards, even if we attain profitability. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future tax benefits of such assets. NOLs arising in periods beginning after December 31, 2017 may generally only be used to offset 80% of taxable income in years beginning after December 31, 2020, which change may require us to pay federal income taxes in future years despite federal income NOLs in prior years.

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

Our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 69% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

We are no longer an “emerging growth company” and, as a result are subject to certain enhanced disclosure requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15

3.2	Amended and Restated Bylaws	8-K	001-37465	3.2	12/7/20

10.1#	Amended and Restated Employment Agreement, dated as of January 29, 2021, by and between the Registrant and Eric D. Shaff	8-K	001-37465	10.1	2/1/21

10.2#	Amended and Restated Employment Agreement, dated as of January 29, 2021, by and between the Registrant and Thomas J. DesRosier	8-K	001-37465	10.2	2/1/21

10.3#	Second Amendment and Restated Employment Agreement, dated as of January 29, 2021, by and between the Registrant and Matthew R. Henn, Ph. D.	8-K	001-37465	10.3	2/1/21

10.4#	Amended and Restated Employment Agreement, data January 29, 2021, by and between the Registrant and David S. Ege, Ph. D.	10-K	001-37465	10.12	3/2/21

10.5#	Amended and Restated Employment Agreement, dated January 29, 2021, by and between the Registrant and Teresa L. Young	10-K	001-37465	10.13	3/2/21

10.6#	Amended and Restated Employment Agreement, dated January 29, 2021, by and between the Registrant and Lisa von Moltke, M.D.	10-K	001-37465	10.14	3/2/21

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Principal Financial Officer					**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERES THERAPEUTICS, INC.

Date: May 4, 2021	By:	/s/ Marcus Chapman
Marcus Chapman
Senior Vice President, Finance (Principal Financial and Accounting Officer)