Form 10-Q
period 2021-06-30
Seres Therapeutics, Inc.
filed 2021-08-03
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 28, 2021, the registrant had 91,718,571 shares of common stock, $0.001 par value per share, outstanding.

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

TRADEMARKS, SERVICE MARKS AND TRADENAMES

We have proprietary rights to trademarks used in this Quarterly Report, which are important to our business and many of which are registered under applicable intellectual property laws. Solely for convenience, the trademarks, service marks, logos and trade names referred to in this Quarterly Report are without the ® and ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights to these trademarks, service marks and trade names. This Quarterly Report contains additional trademarks, service marks and trade names of others, which are the property of their respective owners. All trademarks, service marks and trade names appearing in this Quarterly Report are, to our knowledge, the property of their respective owners. We do not intend our use or display of other companies’ trademarks, service marks, copyrights or trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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
•
If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we or our collaborators will not be able to commercialize our product candidates or will not be able to do so as soon as anticipated, and our ability to generate revenue will be materially impaired. Additionally, failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.
•
Our collaboration and license agreements with Société des Produits Nestlé S.A. and NHSc Pharma Partners (collectively, Nestlé)  are important to our business. If we or Nestlé fail to adequately perform under these agreements, or if we or Nestlé terminate the agreements, the development and commercialization of our CDI and IBD product candidates, including SER-109, SER-287, and SER-301, would be delayed or terminated and our business would be adversely affected.
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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$73,997	$116,049
Short term investments	140,556	137,567
Prepaid expenses and other current assets	8,751	5,774
Accounts receivable	1,251	9,387
Total current assets	224,555	268,777
Property and equipment, net	15,047	13,897
Operating lease assets	12,415	9,041
Restricted investments	2,150	1,400
Long term investments	14,879	49,825
Other non-current assets	602	—
Total assets	$269,648	$342,940
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,450	$4,018
Accrued expenses and other current liabilities	18,913	14,226
Operating lease liabilities	5,675	5,115
Short term portion of note payable, net of discount	6,298	454
Deferred revenue - related party	19,829	22,602
Total current liabilities	56,165	46,415
Long term portion of note payable, net of discount	19,036	24,639
Operating lease liabilities, net of current portion	13,828	10,561
Deferred revenue, net of current portion - related party	78,434	85,572
Other long-term liabilities	1,119	1,003
Total liabilities	168,582	168,190
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2021 and December 31, 2020; 91,713,810 and 91,459,239 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	92	91
Additional paid-in capital	733,533	723,482
Accumulated other comprehensive income (loss)	12	(47)
Accumulated deficit	(632,571)	(548,776)
Total stockholders’ equity	101,066	174,750
Total liabilities and stockholders’ equity	$269,648	$342,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Collaboration revenue - related party	$5,263	$5,186	$9,911	$10,648
Grant revenue	—	831	1,070	1,570
Collaboration revenue	—	28	—	2,016
Total revenue	5,263	6,045	10,981	14,234
Operating expenses:
Research and development expenses	35,954	20,099	65,257	41,842
General and administrative expenses	17,451	6,491	29,192	12,629
Total operating expenses	53,405	26,590	94,449	54,471
Loss from operations	(48,142)	(20,545)	(83,468)	(40,237)
Other (expense) income:
Interest income	829	74	1,795	233
Interest expense	(732)	(719)	(1,428)	(1,435)
Other (expense) income	(285)	476	(694)	844
Total other (expense) income, net	(188)	(169)	(327)	(358)
Net loss	$(48,330)	$(20,714)	$(83,795)	$(40,595)
Net loss per share attributable to common stockholders, basic and diluted	$(0.53)	$(0.28)	$(0.91)	$(0.56)
Weighted average common shares outstanding, basic and diluted	91,659,829	73,306,248	91,593,845	72,063,881
Net loss	(48,330)	(20,714)	(83,795)	(40,595)
Other comprehensive income:
Unrealized gain on investments, net of tax of $0	27	11	59	1
Total other comprehensive income	27	11	59	1
Comprehensive loss	$(48,303)	$(20,703)	$(83,736)	$(40,594)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands, except share data)

	Common Stock		Additional		Accumulated Other	Total Stockholders’
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Equity (Deficit)
Balance at December 31, 2019	70,143,252	$70	$411,255	$(459,649)	$—	$(48,324)
Issuance of common stock from at the market equity offering	1,230,531	1	4,177		—	4,178
Issuance of common stock upon exercise of stock options	110,967	1	59	—	—	60
Issuance of common stock upon vesting of RSUs, net of tax withholdings	110,000	—	120	—	—	120
Issuance of common stock under ESPP	76,317	—	249	—	—	249
Stock-based compensation expense	—	—	1,959	—	—	1,959
Unrealized loss on investments	—	—	—	—	(10)	(10)
Net loss	—	—	—	(19,881)	—	(19,881)
Balance at March 31, 2020	71,671,067	72	417,819	(479,530)	(10)	(61,649)
Issuance of common stock from at the market equity offering	3,430,453	3	14,845	—	—	14,848
Issuance of common stock upon exercise of stock options	30,314	—	15	—		15
Stock-based compensation expense	—	—	1,914	—	—	1,914
Unrealized gain on investments	—	—	—	—	11	11
Net loss	—	—	—	(20,714)	—	(20,714)
Balance at June 30, 2020	75,131,834	$75	$434,593	$(500,244)	$1	$(65,575)

	Common Stock		Additional		Accumulated Other	Total Stockholders’
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Equity
Balance at December 31, 2020	91,459,239	$91	$723,482	$(548,776)	$(47)	$174,750
Issuance of common stock upon exercise of stock options	104,184	1	371	—	—	372
Issuance of common stock upon vesting of RSUs, net of tax withholdings	650	—	—	—	—	—
Issuance of common stock under ESPP	24,191	—	392	—	—	392
Stock-based compensation expense	—	—	3,624	—	—	3,624
Unrealized gain on investments	—	—	—	—	32	32
Net loss	—	—	—	(35,465)	—	(35,465)
Balance at March 31, 2021	91,588,264	92	727,869	(584,241)	(15)	143,705
Issuance of common stock upon exercise of stock options	125,546	—	586	—	—	586
Stock-based compensation expense	—	—	5,078	—	—	5,078
Unrealized gain on investments	—	—	—	—	27	27
Net loss	—	—	—	(48,330)	—	(48,330)
Balance at June 30, 2021	91,713,810	$92	$733,533	$(632,571)	$12	$101,066

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(83,795)	$(40,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,702	3,873
Depreciation and amortization expense	2,902	3,493
Non-cash operating lease cost	1,465	1,100
Accretion of discount on investments	1,581	(102)
Non-cash interest expense	241	215
Changes in operating assets and liabilities:
Prepaid expenses and other current and long-term assets	(3,579)	(1,928)
Accounts receivable	8,136	(1,144)
Deferred revenue	(9,911)	(11,837)
Accounts payable	1,684	(700)
Operating lease liabilities	(1,012)	(2,163)
Accrued expenses and other current and long-term liabilities	4,395	(29)
Net cash used in operating activities	(69,191)	(49,817)
Cash flows from investing activities:
Purchases of property and equipment	(3,896)	(299)
Purchases of investments	(51,942)	(12,931)
Sales and maturities of investments	82,378	40,318
Purchase of restricted investments	(750)	—
Net cash provided by investing activities	25,790	27,088
Cash flows from financing activities:
Proceeds from exercise of stock options	957	75
Proceeds from issuance of common stock and restricted common stock	—	120
Proceeds from at the market equity offering, net of commissions	—	18,695
Issuance of common stock under ESPP	392	249
Net cash provided by financing activities	1,349	19,139
Net decrease in cash and cash equivalents	(42,052)	(3,590)
Cash, cash equivalents and restricted cash at beginning of period	116,049	65,126
Cash, cash equivalents and restricted cash at end of period	$73,997	$61,536
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,220	$1,226
Supplemental disclosure of non-cash investing and financing activities:
Unsettled issuance of common stock from the at the market offering	$—	$331
Lease liability arising from obtaining right-of-use assets	$4,839	$—
Property and equipment purchases included in accounts payable and accrued expenses	$606	$66

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

As of June 30, 2021, the Company had an accumulated deficit of $632,571 and cash, cash equivalents and short and long-term investments of $229,432. For the six months ended June 30, 2021, the Company incurred a net loss of $83,795 and used $69,191 of cash in operating activities. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future.  As of August 3, 2021, the issuance date of the interim consolidated financial statements for the six months ended June 30, 2021, the Company expects that its cash, cash equivalents and short and long-term investments will be sufficient to fund its operating expenses, debt service obligations and capital expenditure requirements for at least the next 12 months from issuance of the financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

The Company is eligible to receive contingent milestone payments under its license and collaboration agreement with Société des Produits Nestlé S.A. (together with NHSc Pharma Partners, “Nestlé”), successor in interest to Nestec Ltd., an affiliate of Nestlé Health Science US Holdings, Inc. (“Nestlé Health Science”), both of which are significant stockholders of the Company, if certain development milestones are achieved. However, these milestones are uncertain and there is no assurance that the Company will receive any of them. Until such time, if ever, as the Company can generate substantial product revenue, the Company will finance its cash needs through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships, or marketing, distribution or licensing arrangements with third parties. The Company may not be able to obtain funding on acceptable terms, or at all. If the Company is unable to raise additional funds as and when needed, it would have a negative impact on the Company’s financial condition, which may require the Company to delay, reduce or eliminate certain research and development activities and reduce or eliminate discretionary operating expenses, which could constrain the Company’s ability to pursue its business strategies.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on March 2, 2021 (the “Annual Report”).

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The condensed consolidated balance sheet at December 31, 2020 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2021.

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

The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Six Months Ended June 30,
	2021	2020
Stock options to purchase common stock	11,687,959	11,578,482
Unvested restricted stock units	461,248	15,000
Shares issuable under ESPP	28,687	25,230
Total common stock equivalents	12,177,894	11,618,712

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$22,428	$—	$—	$22,428
Commercial paper	—	—	—	—
Investments:
Commercial paper	—	12,694	—	12,694
Corporate bonds	—	60,502	—	60,502
Certificate of deposits	—	2,272	—	2,272
Government securities	—	79,967	—	79,967
	$22,428	$155,435	$—	$177,863

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$35,480	$—	$—	$35,480
Commercial paper	—	10,313	—	10,313
Corporate bonds	—	2,014	—	2,014
Investments:
Commercial paper	$—	$12,343	$—	$12,343
Corporate bonds	—	68,289	—	68,289
Certificate of deposits	—	2,272	—	2,272
Government securities	—	104,488	—	104,488
	$35,480	$199,719	$—	$235,199

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Commercial paper, corporate bonds, certificate of deposits and government securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. There were no transfers between Level 1 or Level 2 during the three and six months ended June 30, 2021 and 2020.

As of June 30, 2021 and December 31, 2020, the Company held restricted investments of $2,150 and $1,400, respectively, which represent certificates of deposit that are classified as Level 2 in the fair value hierarchy.

4. Investments

Investments by security type consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$12,694	$—	$—	$12,694
Corporate bonds	60,499	13	(10)	60,502
Certificate of deposit	2,272	—	—	2,272
Government securities	79,958	11	(2)	79,967
	$155,423	$24	$(12)	$155,435

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$12,343	$—	$—	$12,343
Corporate bonds	68,333	8	(52)	68,289
Certificate of deposits	2,272	-	-	2,272
Government securities	104,491	6	(9)	104,488
	$187,439	$14	$(61)	$187,392

Investments with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the table above. Investments with maturities of less than 12 months are considered current and those investments with maturities greater than 12 months are considered non-current assets.

Excluded from the tables above are restricted investments of $2,150 and $1,400 as the cost approximates current fair value as of June 30, 2021 and December 31, 2020, respectively.

The amortized cost and fair value of investments in commercial paper, corporate bonds, certificate of deposits and government securities by contractual maturity, as of June 30, 2021 and December 31, 2020 were as follows (in thousands):

	Available-for-Sale as of June 30, 2021		Available-for-Sale as of December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Due in 1-year or less	$140,544	$140,556	$137,588	$137,567
Due after 1-year through 5-years	14,879	14,879	49,851	49,825
	$155,423	$155,435	$187,439	$187,392

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Laboratory equipment	$16,903	$15,985
Computer equipment	2,977	2,874
Furniture and office equipment	1,033	1,033
Leasehold improvements	27,977	27,977
Construction in progress	3,379	348
	52,269	48,217
Less: Accumulated depreciation and amortization	(37,222)	(34,320)
	$15,047	$13,897

Depreciation and amortization expense was $1,426, $2,902, $1,691 and $3,493 for the three and six months ended June 30, 2021 and 2020, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Development and clinical manufacturing costs	$12,225	$6,339
Payroll and payroll-related costs	5,203	6,734
Facility and other	1,485	1,153
	$18,913	$14,226

7. Note Payable

On October 29, 2019 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) pursuant to which a term loan in an aggregate principal amount of up to $50,000 (the “Term Loan Facility”) is available to the Company in three tranches, subject to certain terms and conditions. The first tranche of $25,000 was advanced to the Company on the Closing Date. The Company did not meet the milestone requirements for the second tranche under the Term Loan Facility, and as such, the additional amount up to $12,500 is not available for the Company to borrow. The Company elected not to borrow the third tranche of $12,500, which was available upon Hercules’ approval until June 30, 2021.

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

Upon issuance, the first tranche was recorded as a liability with an initial carrying value of $24,575, net of debt issuance costs. The initial carrying value will be accreted to the repayment amount, which includes the outstanding principal plus the end of term charge, through interest expense using the effective interest rate method over the term of the debt. The effective interest rate is 11.47%. As of June 30, 2021, the carrying value of the debt is $25,334, of which $6,298 is classified as a current liability and $19,036 is classified as a long-term liability on the condensed consolidated balance sheet. As of December 31, 2020, the carrying value of the debt was $25,093, of which $454 was classified as a current liability and $24,639 was classified as a long-term liability on the condensed consolidated balance sheet.

As of June 30, 2021 the future principal payments due under the arrangement, excluding interest and the end of term charge, are as follows (in thousands):

Year Ending December 31,	Principal
2021 (remaining 6 months)	$949
2022	11,970
2023	12,081
Total	$25,000

During the three and six months ended June 30, 2021 and 2020, the Company recognized $732, $1,453 , $719 and $1,435, respectively, of interest expense related to the Loan Agreement, which is reflected in interest expense on the condensed consolidated statement of operations and comprehensive loss.

8. Common Stock and Stock-Based Awards

    On May 21, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $150,000, from time to time, through an “at the market” equity offering program under which Cowen acts as sales agent. As of June 30, 2021, the Company had not sold any shares of common stock under the Sales Agreement.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2020	10,037,130	$9.54	7.87	$156,627
Granted	2,617,056	23.06
Exercised	(229,730)	4.16
Forfeited	(736,497)	12.78
Outstanding as of June 30, 2021	11,687,959	$12.47	7.82	$143,215
Options exercisable as of June 30, 2021	4,886,724	$11.01	6.39	$66,872

The weighted average grant-date fair value of stock options granted during the three and six months ended June 30, 2021 and 2020 was $16.26, $18.51, $2.41 and $2.17 per share, respectively.

 During the three months ended March 31, 2019, the Company granted performance-based stock options to employees for the purchase of an aggregate of 1.1 million shares of common stock with a grant date fair value of $4.58 per share. These stock options are exercisable only upon achievement of specified performance targets. During the three months ended March 31, 2021, the

Company modified the determination date to achieve the specified performance targets for 50% of the performance-based stock options. The determination date to achieve the specified performance targets was not modified for the remaining 50% of the performance-based stock options and these options expired on April 1, 2021. As of June 30, 2021, none of the options were exercisable because none of the specified performance targets had been achieved. Because achievement of the specified performance targets was not deemed probable as of June 30, 2021, the Company did not record any expense for these performance-based stock options.

Additionally, during the three months ended March 31, 2021, the Company granted performance-based stock options to employees for the purchase of an aggregate 440 thousand shares of common stock with a grant date fair value of $14.93 per share. These stock options are exercisable only upon achievement of specified performance targets. As of June 30, 2021, none of these options were exercisable because none of the specified performance targets had been achieved. Because achievement of the specified performance targets was not deemed probable as of June 30, 2021, the Company did not record any expense for these stock options in the three and six months ended June 30, 2021.

Restricted Stock Units

The Company has granted restricted stock units ("RSUs") with time-based vesting conditions. The table below summarizes the Company’s restricted stock unit activity since December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2020	6,500	$25.36
Granted	461,053	$23.19
Vested	(650)	$25.36
Forfeited	(5,655)	$24.04
Unvested restricted stock units as of June 30, 2021	461,248	$23.20

The Company has granted RSUs with service-based vesting conditions. RSUs represent the right to receive shares of common stock upon meeting specified vesting requirements. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the service-based vesting conditions of each award. During the six months ended June 30, 2021, the Company granted 461,053 RSUs. RSU’s generally vest over four years, with 25% vesting after one year, and the remaining 75% vesting quarterly over the next 3 years, subject to continued service to the Company through the applicable vesting date.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expenses	$2,709	$986	$4,846	$1,990
General and administrative expenses	2,369	928	3,856	1,883
	$5,078	$1,914	$8,702	$3,873

9. Collaboration Revenue

Collaboration and License Agreement with Société des Produits Nestlé S.A. (Nestlé)

Summary of Agreement

In January 2016, the Company entered into a collaboration and license agreement with Nestlé (the “2016 License Agreement”) for the development and commercialization of certain product candidates for the treatment and management of CDI and inflammatory bowel disease ("IBD"), including UC and Crohn’s disease. The 2016 License Agreement supports the development of the Company’s portfolio of products for CDI and IBD in markets outside of the United States and Canada (the “2016 Licensed Territory”). The Company has retained full commercial rights to its entire portfolio of product candidates with respect to the United States and Canada.

Under the 2016 License Agreement, the Company granted to Nestlé an exclusive, royalty-bearing license to develop and commercialize, in the 2016 Licensed Territory, certain products based on its microbiome technology that are being developed for the treatment of CDI and IBD, including SER-109, SER-262, SER-287 and SER-301 (collectively, the “2016 Collaboration Products”). The 2016 License Agreement sets forth the Company’s and Nestlé’s respective obligations for development, commercialization, regulatory and manufacturing and supply activities for the 2016 Collaboration Products with respect to the licensed fields and the 2016 Licensed Territory.

Under the 2016 License Agreement, Nestlé agreed to pay the Company an upfront cash payment of $120,000, which the Company received in February 2016. The Company is eligible to receive up to $285,000 in development milestone payments, $375,000 in regulatory payments and up to an aggregate of $1,125,000 for the achievement of certain commercial milestones related to the sales of the 2016 Collaboration Products. Nestlé also agreed to pay the Company tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of 2016 Collaboration Products in the 2016 Licensed Territory.

Under the 2016 License Agreement, the Company is entitled to receive a $20,000 milestone payment from Nestlé following initiation of a SER-287 Phase 2 study and a $20,000 milestone payment from Nestlé following the initiation of a SER-287 Phase 3 study. In November 2018, the Company entered into a letter agreement with Nestlé which modified the 2016 License Agreement to address the current clinical plans for SER-287. Pursuant to the letter agreement, the Company and Nestlé agreed that following initiation of the SER-287 Phase 2b study, the Company would be entitled to receive $40,000 in milestone payments from Nestlé, which represent the milestone payments due to the Company for the initiation of a SER-287 Phase 2 study and a Phase 3 study. The SER-287 Phase 2b study was initiated and the $40,000 of milestone payments were received in December 2018. The letter agreement also provides scenarios under which Nestlé’s reimbursement to the Company for certain Phase 3 development costs would be reduced or delayed depending on the outcomes of the SER-287 Phase 2b study.

The 2016 License Agreement continues in effect until terminated by either party on the following bases: (i) Nestlé may terminate the 2016 License Agreement in the event of serious safety issues related to any of the 2016 Collaboration Products; (ii) the Company may terminate the 2016 License Agreement if Nestlé challenges the validity or enforceability of any of the Company’s licensed patents; and (iii) either party may terminate the 2016 License Agreement in the event of the other party’s uncured material breach or insolvency. Upon termination of the 2016 License Agreement, all licenses granted to Nestlé by the Company will terminate, and all rights in and to the 2016 Collaboration Products in the 2016 Licensed Territory will revert to the Company. If the Company commits a material breach of the 2016 License Agreement, Nestlé may elect not to terminate the 2016 License Agreement but instead apply specified adjustments to its payment obligations and other terms and conditions of the 2016 License Agreement.

Accounting Analysis

The Company assessed the 2016 License Agreement in accordance with ASC 606—Revenue From Contracts with Customers (“ASC 606”) and concluded that Nestlé is a customer. The Company identified the following promises under the contract: (i) a license to develop and commercialize the 2016 Collaboration Products in the 2016 Licensed Territory, (ii) obligation to perform research and development services, (iii) participation on a joint steering committee, and (iv) manufacturing services to provide clinical supply to complete future clinical trials. In addition, the Company identified a contingent obligation to perform manufacturing services to provide commercial supply if commercialization occurs, which is contingent upon regulatory approval. This contingent obligation is not a performance obligation at inception and has been excluded from the initial allocation as it represents a separate buying decision at market rates, rather than a material right in the contract. The Company assessed the promised goods and services to determine if they are distinct. Based on this assessment, the Company determined that Nestlé cannot benefit from the promised goods and services separately from the others as they are highly interrelated and therefore not distinct. Accordingly, the promised goods and services represent one combined performance obligation and the entire transaction price will be allocated to that single combined performance obligation.

At contract inception, the Company determined that the $120,000 non-refundable upfront amount constituted the entirety of the consideration to be included in the transaction price as the development, regulatory, and commercial milestones were fully constrained. During the year ended December 31, 2016, the Company received $10,000 from Nestlé in connection with the initiation of the Phase 1b study for SER-262 in CDI. During the year ended December 31, 2017, the Company received $20,000 from Nestlé in connection with the initiation of the Phase 3 study for SER-109. During the year ended December 31, 2018, the Company received $40,000 from Nestlé in connection with the initiation of the Phase 2b study for SER-287. During the year ended December 31, 2020, the Company received $10,000 from Nestlé in connection with the initiation of the Phase 1b SER-301 study.  As of June 30, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligation of the 2016 License Agreement was approximately $200,000.

During the three and six months ended June 30, 2021 and 2020, using the cost-to-cost method, which best depicts the transfer of control to the customer, the Company recognized $5,263, $9,911, $5,186 and $10,648 of collaboration revenue – related party, respectively.

As of June 30, 2021 and December 31, 2020, there was $98,263 and $108,174, respectively, of deferred revenue related to the unsatisfied portion of the performance obligation under the 2016 License Agreement. As of June 30, 2021, the deferred revenue is classified as current or non-current in the condensed consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next 12 months, which is determined by the cost-to-cost method which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation.  All costs associated with the 2016 License Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

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

Under the Research Agreement, the Company granted to AstraZeneca an exclusive option to negotiate a worldwide, sublicensable exclusive license under relevant intellectual property rights controlled by the Company to exploit Microbiome Oncology Products for the treatment of cancer. Additionally, the Company granted to AstraZeneca an additional exclusive option to obtain a worldwide, sublicensable, license under certain intellectual property rights arising out of the Research Agreement or coming into the control of the Company during the term of the Research Agreement, to exploit AstraZeneca’s oncology and other assets which are the subject of the research plan. AstraZeneca may exercise each option at any point prior to 90 days after the end of the Exclusivity Period (the “Option Exercise Period”) by delivering an option exercise notice to the Company. If AstraZeneca exercised an option during the Option Exercise Period, the parties would enter into exclusive, good faith negotiations for a period of six months (the “Negotiation Period”) regarding the terms of the definitive license agreement contemplated by such option. If no definitive agreement was reached during the Negotiation Period, subject to certain other terms and conditions applicable for a one (1) year period, the Company was free to license, further develop or otherwise exploit its assets that were the subject of the option without further obligation to AstraZeneca.

The term of the Research Agreement continued in effect until the Research Agreement was terminated by the parties in accordance with its terms by mutual written agreement. Either party may terminate the Research Agreement for the other party’s uncured material breach or bankruptcy or insolvency-related events. AstraZeneca may terminate the Research Agreement for convenience. In December 2020, the Company received written notice from AstraZeneca that AstraZeneca elected to terminate the Research Agreement by and in accordance with its terms. The termination of the Research Agreement was effective on April 2, 2021, which was 120 days from the date of the termination notice.

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

For the three and six months ended June 30, 2020, the Company recognized collaboration revenue of $28 and $2,016, respectively, under the Research Agreement. No collaboration revenue was recognized for three and six months ended June 30, 2021, as the Company's performance obligations under the Research Agreement ended December 31, 2020.

Contract Balances from Contracts with Customers

The following table presents changes in the Company’s contract liabilities during the six months ended June 30, 2021 and 2020 (in thousands):

	Balance as of December 31, 2020	Additions	Deductions	Balance as of June 30, 2021
Six Months Ended June 30, 2021
Contract liabilities:
Deferred revenue - related party	$108,174	—	(9,911)	$98,263

	Balance as of December 31, 2019	Additions	Deductions	Balance as of June 30, 2020
Six Months Ended June 30, 2020
Contract liabilities:
Deferred revenue - related party	$110,071	—	(10,648)	$99,423
Deferred revenue	$9,668	827	(2,016)	$8,479

During the three and six months ended June 30, 2021 and 2020 the Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$5,263	$5,203	$9,911	$11,837

When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Revenue is recognized from the contract liability over time using the cost-to-cost method.

10. Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2021 or December 31, 2020.

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

The Company did not accrue any liabilities related to legal contingencies in its condensed consolidated financial statements as of June 30, 2021 or December 31, 2020.

11. Income Taxes

The Company did not provide for any income taxes for the three and six months ended June 30, 2021 and 2020.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of June 30, 2021 and December 31, 2020. Management reevaluates the positive and negative evidence at each reporting period.

As of June 30, 2021 and December 31, 2020, the Company had no accrued interest or tax penalties recorded. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates.  In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company is currently under examination by the Internal Revenue Service ("IRS") for the period ended December 31, 2018 related to its R&D tax credits. The Company's tax years are still open under statute from 2011 to present. All years may be examined to the extent the tax credit or net operating loss carryforwards are used in future periods.

12. Related Party Transactions

As described in Note 9, in January 2016 the Company entered into the 2016 License Agreement with Nestlé for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. Nestlé is a related party since Nestlé and its affiliate Nestlé Health Science U.S. Holdings, Inc., are significant stockholders. During the three and six months ended June 30, 2021 and 2020, the Company recognized $5,263, $9,911, $5,186 and $10,648 of related party revenue associated with the 2016 License Agreement, respectively. As of June 30, 2021 and December 31, 2020 there was $98,263 and $108,174 of deferred revenue related to the 2016 License Agreement, which is classified as current or non-current in the condensed consolidated balance sheets. The Company has made no payments to Nestlé during the three and six months ended June 30, 2021 and 2020. There is no amount due from Nestlé as of June 30, 2021.

In August 2020, the Company entered into the Securities Purchase Agreement with Nestlé for the sale of 959,002 shares of its common stock at a purchase price of $20.855 per share (the “concurrent placement”). The Company received aggregate net proceeds from the concurrent placement of approximately $19,900 after deducting offering expenses payable by the Company.

In July 2019, the Company entered into a sublease agreement with Flagship Pioneering, one of the Company’s significant stockholders, to sublease a portion of its office and laboratory space in Cambridge, Massachusetts. The term of the sublease agreement commenced in July 2019 and ends on the last day of the 24th calendar month following commencement, with no option to extend. Under this agreement, the Company recorded other income of $464, $925, $449 and $899 during the three and six months ended June 30, 2021 and 2020 respectively. The Company received cash payments of $464, $925, $449 and $899 during the three and six months ended June 30, 2021 and 2020, respectively.

13. Subsequent Events

License Agreement with NHSc Pharma Partners (Nestlé)

On July 1, 2021, the Company entered into a License Agreement (the “2021 License Agreement”) with NHSc Pharma Partners (together with Société des Produits Nestlé S.A., “Nestlé”). Pursuant to the 2021 License Agreement, the Company granted to Nestlé, under certain of the Company’s patent rights and know how, a co-exclusive, sublicensable (under certain circumstances) license to develop, commercialize and conduct medical affairs activities for (i) therapeutic products based on the Company’s microbiome technology (including the Company’s SER-109 product) that are developed by or on behalf of the Company for the treatment of Clostridioides difficile infection (“CDI”) and recurrent CDI, as well as any other indications pursued for the products upon mutual agreement of the parties (the “2021 Field”), in the United States and Canada (the “2021 Licensed Territory”), and (ii) the Company’s SER-109 product and any improvements and modifications thereto developed pursuant to the terms of the 2021 License Agreement (the “2021 Collaboration Products”) for any indications in the 2021 Licensed Territory.

The 2021 License Agreement sets forth the parties’ respective obligations for development, regulatory, commercialization, medical affairs, and manufacturing and supply activities for the 2021 Collaboration Products with respect to the 2021 Field and the 2021 Licensed Territory. Pursuant to the 2021 License Agreement, the Company is responsible for, and will use commercially reasonable efforts in, conducting development of SER-109 in the 2021 Field in the United States until first regulatory approval for SER-109 is obtained in the 2021 Field in the United States and in accordance with a development and regulatory activity plan, at the Company’s cost, subject to certain exceptions specified in the 2021 License Agreement. The Company is also responsible for all regulatory affairs related to 2021 Collaboration Products in the 2021 Field in the 2021 Licensed Territory, at its cost, except that expenses incurred for regulatory activities approved by a joint steering committee pursuant to a life cycle management plan for 2021 Collaboration Products are shared equally between the parties. The Company will be solely responsible for manufacturing and supplying 2021 Collaboration Products for development in the 2021 Field in the 2021 Licensed Territory.

Nestlé has the sole right to commercialize the 2021 Collaboration Products in the 2021 Licensed Territory in accordance with a commercialization plan, subject to the Company’s right to elect to provide up to a specified percentage of all promotional details for a certain target audience. Each party will use commercially reasonable efforts to commercialize the 2021 Collaboration Products in the 2021 Licensed Territory in accordance with the commercialization plan. Both parties will perform medical affairs activities for 2021 Collaboration Products in the 2021 Licensed Territory in accordance with a medical affairs plan. The Company will be solely responsible for the manufacturing and supply of 2021 Collaboration Products for commercialization under a supply agreement that will be entered into between the parties. The Company will be responsible for commercialization and medical affairs activities costs incurred by the parties until first commercial sale of the first 2021 Collaboration Product in the 2021 Licensed Territory and in accordance with a pre-launch plan, up to a specified cap. Following first commercial sale of the first 2021 Collaboration Product, the Company will be entitled to a royalty in an amount equal to approximately 50% of the commercial profits.

In exchange for the grant of the licenses under the 2021 License Agreement, Nestlé agreed to pay the Company a non-refundable, non-creditable and non-cancellable upfront payment of $175.0 million, which was received on July 21, 2021. Nestlé also agreed to pay the Company an additional $125.0 million due upon FDA approval of SER-109, $10.0 million upon Canadian regulatory approval of SER-109 and sales target milestones payments totaling up to $225.0 million.

The 2021 License Agreement continues in effect until all development and commercialization activities for all 2021 Collaboration Products in the 2021 Licensed Territory have permanently ceased. The 2021 License Agreement may be terminated by either party upon sixty days’ written notice for the other party’s material breach that remains uncured during such sixty-day period, or immediately upon written notice for the other party’s insolvency. Nestlé may also terminate the 2021 License Agreement at-will (i) with twelve months’ prior written notice, effective only on or after the third anniversary of first commercial sale of the first 2021 Collaboration Product in the 2021 Licensed Territory, (ii) if first commercial sale of the first 2021 Collaboration Product in the 2021 Licensed Territory has not occurred by the fifth anniversary of the effective date of the 2021 License Agreement, with one hundred eighty days’ prior written notice, which must be provided during a specified period set forth in the 2021 License Agreement, or (iii) if regulatory approval for SER-109 is not granted after submission by the Company of a filing seeking first regulatory approval as set forth in the development and regulatory activity plan, and the parties fail to agree on further development of SER-109 in accordance with the terms of the 2021 License Agreement, with one hundred eighty days’ prior written notice, which must be provided within a specified period set forth in the 2021 License Agreement. The Company may also terminate the 2021 License Agreement immediately upon written notice if Nestlé challenges any licensed patent in the 2021 Licensed Territory.

Upon termination of the 2021 License Agreement, all licenses granted to Nestlé by the Company will terminate. If the Company commits a material breach of the 2021 License Agreement, Nestlé may elect not to terminate the 2021 License Agreement but instead apply specified adjustments to the payment terms and other terms and conditions of the 2021 License Agreement. The 2021 License Agreement contains customary representations and warranties by the parties, intellectual property provisions including ownership, patent prosecution, enforcement and defense, certain indemnification rights in favor of each party, and customary confidentiality provisions and limitations of liability.

SER-287 Phase 2b Top-line Results

On July 22, 2021, the Company announced the topline results of its Phase 2b study evaluating SER-287 in patients with mild-to-moderate UC. The study did not meet its primary endpoint of improving clinical remission rates compared to placebo. Both dosing regimens of  SER-287 were generally well tolerated. Given the lack of a clinical efficacy signal identified in SER-287, the Company has decided to close the open label and maintenance portions of the study.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021, or the Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, such as statements regarding our plans, objectives, expectations, intentions and projections, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

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

Our highest-priority is preparing the SER-109 biologics license application, or BLA, for submission to the U.S. Food and Drug Administration, or FDA; we are focused on completing acquisition of the required safety database necessary for approval to treat recurrent Clostridioides difficile infection, or CDI, with SER-109. Additionally, using our microbiome therapeutics platform, we are focusing our resources on obtaining clinical results from our clinical programs in ulcerative colitis, or UC, a form of inflammatory bowel disease, or IBD. Seres' SER-287 program has obtained Fast Track designation for the induction and maintenance of clinical remission in adult subjects with active mild-to-moderate UC, and Orphan Drug designation for the treatment of pediatric UC from the FDA. On July 22, 2021, we announced topline results from the Phase 2b study evaluating SER-287 in patients with mild-to-moderate UC. The study did not meet its primary endpoint of improving clinical remission rates compared to placebo. We anticipate obtaining additional microbiome biomarker data in the second half of 2021 and will re-evaluate our SER-287 development plans after analyzing the data.

Seres is also evaluating SER-301 in a Phase 1b study in patients with mild-to-moderate UC, and SER-155, which is in a Phase 1b study, to address gastrointestinal infections, bacteremia and graft-versus-host disease. In addition, we continue to build our portfolio and advance our technology with research programs in infectious disease more broadly and diseases where immunomodulation, such as cancer, may reduce or treat disease.

Since our inception in October 2010, we have devoted substantially all of our resources to developing our programs, platforms, and technologies, building our intellectual property portfolio, developing our supply chain, business planning, raising capital and providing general and administrative support for these operations.

Many of our product candidates are still in preclinical development or early stage discovery. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss was $83.8 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $632.6 million and cash, cash equivalents and short and long-term investments totaling $229.4 million. Based on our current plans and forecasted expenses, we believe that our existing cash, cash equivalents and investments as of June 30, 2021 will be sufficient to fund our operating expenses, capital expenditure requirements and debt service obligations for at least the next 12-months from issuance of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Impact of Novel Coronavirus

We are monitoring the global outbreak and spread of the novel strain of coronavirus, or COVID-19, and have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address the COVID-19 pandemic. The spread of COVID-19 has caused us to modify our business practices, including implementing a work from home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, and other business partners in light of COVID-19. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the pandemic, impact of variants, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, the adoption and effectiveness of vaccines and vaccine distribution efforts and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease. See “Risk Factors—Risks Related to Our Operations—The COVID-19 pandemic caused by the novel strain of coronavirus has adversely impacted and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition” in Part II, Item 1A of this Quarterly Report.

SER-109

SER-109 is an oral microbiome therapeutic candidate consisting of a consortium of purified Firmicutes spores. Our SER-109 manufacturing and quality systems for SER-109 are state-of-the-art and deliver the essential microbial components that facilitate potency while mitigating the risk of pathogen transmission. The SER-109 manufacturing purification process removes unwanted microbes reducing the risk of pathogen transmission beyond donor screening alone. SER-109 is designed to reduce recurrent CDI in patients with a history of CDI by modulating the microbiome to a state that resists C. difficile germination and growth.  SER-109, if approved, is intended to treat individuals with recurrent CDI, a patient population which includes approximately 170,000 cases per year in the United States.  We completed enrollment with 182 patients with multiply recurrent CDI in ECOSPOR III. All patients who entered ECOSPOR III must have tested positive for C. difficile toxin, as currently recommended by the Infectious Diseases Society of America guidelines (McDonald Clin Infect Dis 2018). This inclusion criterion was implemented in an effort to ensure enrollment of only patients with active infection rather than simple colonization. The study was designed to evaluate patients for 24 weeks, with the primary endpoint comparing the C. difficile recurrence rate in subjects who received SER-109 verses placebo at up to eight weeks after dosing.

Analyses from the Phase 3 study Intent-to-Treat population show that 12.4% of subjects experienced a recurrence, versus 39.8% on placebo, which represents a relative risk of 0.32 (95% CI 0.18-0.58; p<0.001 for both steps of the testing procedure), with an absolute risk reduction of 27.4% and a relative risk reduction of 68%. The percent on SER-109 with a sustained clinical response was approximately 88%. The number-needed-to treat was 3.6. The rate of recurrence at 12 weeks in the SER-109 arm was 18.0%, compared to a rate of 46.2% in the placebo arm, representing an absolute risk reduction of 28% (relative risk 0.40; 95% CI 0.24-0.65; p <0.001 and p< 0.002 for the test sequence), and thereby consistent with the results seen at eight weeks.  Results across stratifications of age and antibiotics remained similar. The study’s efficacy results related to the primary endpoint from all analyses exceeded the statistical threshold previously provided in consultation with the FDA that could allow this single clinical study to fulfill efficacy requirements for a BLA.  The efficacy remained durable through twenty-four weeks of follow-up. Results demonstrated that SER-109 significantly reduced recurrence rates compared to placebo over 24 weeks, 21.3% vs. 47.3%, respectively.

The SER-109 safety results across completed studies has been favorable, with an adverse event profile comparable to placebo.  We are actively enrolling patients in our SER-109 open-label study, which also admits patients with a single recurrence of CDI, to expand the safety database to meet the FDA threshold of at least 300 patients at 24 weeks. We anticipate achieving target enrollment in the third quarter of 2021.

SER-287

SER-287, a donor-derived oral microbiome therapeutic candidate consisting of a consortium of highly purified Firmicutes spores, is designed to restore a healthy gastrointestinal microbiome in individuals with UC. There are over 700,000 UC patients in the United States and fewer than one-third of patients on current therapies achieve remission. Approved treatments are often inadequate to control disease activity and are often associated with significant side effects, including immunosuppression.

On July 22, 2021, we announced topline results from the Phase 2b study evaluating SER-287 in patients with mild-to-moderate UC. The study did not meet its primary endpoint of improving clinical remission rates compared to placebo. The primary objective of the induction portion of the Phase 2b study was to evaluate the safety and efficacy of SER-287, after 10 weeks of induction dosing (following vancomycin pre-conditioning) in achieving clinical remission in participants with mild-to-moderate UC. The trial was a randomized, placebo controlled, double blind, parallel group multicenter study which enrolled 203 UC patients at approximately 100 sites throughout the U.S. and Canada. Dosing was explored in two SER-287 cohorts (full induction dose and step-down induction dose) versus placebo and patients were randomized according to a 1:1:1 ratio. Clinical remission was analyzed and defined by a 3-component modified Mayo Score. No statistically significant differences were observed in absolute clinical remission rates between the three treatment arms (10.3% for the full induction dose, n=68 and 10.6% for the step-down induction dose, n=66 versus 11.6% for placebo, n=69). There were also no statistically significant differences observed across the three treatment groups for endoscopic improvement, endoscopic remission or symptomatic remission.

Both dosing regimens of SER-287 were generally well tolerated. Treatment emergent adverse events (AEs) were observed in 67.6%, 46.2% and 50.7% of subjects in the induction dose, step-down dose (both of which included six days of oral vancomycin preconditioning) and placebo treatment arms, respectively. The majority of observed AEs were mild or moderate in severity. The most commonly observed AEs were UC, diarrhea, nausea and abdominal distension. Four participants on active treatment reported serious treatment emergent adverse events (worsening ulcerative colitis, colonic dysplasia, congestive heart failure with decreased hemoglobin, and appendicitis), as did one on placebo (worsening ulcerative colitis).

Given the lack of a clinical efficacy signal identified in the Phase 2b study, we have closed the open label and maintenance portions of the study. We anticipate obtaining additional microbiome biomarker data in the second half of 2021 and will re-evaluate our SER-287 development plans after analyzing the totality of the data. These results, including detailed microbiome and drug activity data, will provide us with valuable information that will help us better understand study conclusions and determine next steps for the SER-287 program, as well as our future microbiome therapeutics approach more generally.

SER-301

We are also advancing our next generation, rationally-designed, cultivated microbiome drug discovery and development capabilities, focusing on advancing SER-301, a therapeutic candidate for UC. SER-301 is a consortia of cultivated bacteria designed using our reverse translational discovery platform that incorporates analysis of microbiome biomarkers from human clinical data and preclinical assessments using human cell-based assays and in vitro/ex vivo and in vivo disease models. SER-301 is formulated for oral delivery. The design of SER-301 incorporates insights obtained from the SER-287 Phase 1b clinical and microbiome results, as well as from our clinical portfolio more broadly, and additionally functional data from preclinical assessments, in order to enhance desired pharmacological properties.

SER-301 is designed to reduce induction of pro-inflammatory activity, improve epithelial barrier integrity and TNF-α driven inflammation and modulate UC-relevant anti-inflammatory, innate and adaptive immune pathways. SER-301 is being produced by our advanced fermentation, formulation and delivery platforms.  It includes strains delivered in spore form, as well as strains fermented in non-spore (vegetative) form and delivered using enterically-protected technology designed to release in the colon.

In November 2020 we enrolled our first patient in the SER-301 Phase 1b study. This initial clinical study of SER-301 is being conducted in Australia and New Zealand. As a result of enrolling the first patient in the clinical study, we received a $10.0 million milestone payment under our collaboration and license agreement, or the 2016 License Agreement, with Société des Produits Nestlé S.A., (or, together with NHSc Pharma Partners, Nestlé, successor in interest to Nestec, Ltd.)

SER-155

SER-155 is a consortium of cultivated bacteria is a microbiome therapeutic candidate designed to decrease infection and translocation of antibiotic resistant bacteria in the gastrointestinal tract and modulate host immune responses to decrease GvHD. SER-155 is formulated for oral delivery. The rationale for this program is based in part on published clinical evidence from our collaborators at Memorial Sloan Kettering Cancer Center showing that allo-HSCT patients with decreased diversity of commensal microbes are significantly more likely to die due to infection and/or lethal GvHD. SER-155 was designed using our reverse translational discovery platform to reduce morbidity and mortality due to gastrointestinal infections, bacteremia and GvHD in immunocompromised patients, including in patients receiving allo-HSCT or solid organ transplants. In 2017 and 2019, respectively, we were awarded a highly competitive grant and additional funding from CARB-X to support continued preclinical research and early development work for SER-155. In May 2021, the FDA indicated studies for SER-155 may proceed under an Investigational New Drug, or IND, application and we graduated from the CARB-X program and will receive no additional funding. The SER-155 Phase 1b study is designed to include approximately 70 patients in both an open-label and a randomized, double-blind, placebo-controlled cohort that will evaluate safety and tolerability before and after HSCT. Additionally, the engraftment of SER-155 bacteria (a measure of pharmacokinetics) and the efficacy of SER-155 in preventing infections and GvHD will be evaluated.

SER-401

In March 2021, we announced that we, in collaboration with study partners, The Parker Institute for Cancer Immunotherapy and The University of Texas MD Anderson Cancer Center, voluntarily discontinued further enrollment of our study evaluating the safety and drug activity of SER-401 or fecal microbiota transplant, or FMT, in combination with nivolumab in patients with metastatic melanoma.

A preliminary analysis of results from 10 subjects who received either SER-401 or placebo in combination with nivolumab indicated that SER-401 was safe and well-tolerated. There were no patients enrolled in the FMT portion of the study. Subjects currently enrolled in the study will complete the study protocol. Given challenges in enrollment due to the COVID-19 pandemic, subsequent anticipated time to study completion, and progress in our preclinical oncology pipeline, we have decided to deprioritize further development of SER-401. The Company will continue to advance its research and development efforts in cancer, applying learnings from the SER-401 trial.

While we plan to focus our investment on our highest priority clinical programs in the near-term, our expenses may increase substantially in connection with our ongoing and planned activities, particularly as we:

•
complete the clinical development, seek regulatory approval, and prepare for commercialization of SER-109 for patients with recurrent CDI;
•
re-evaluate the clinical development of SER-287 for the treatment of UC in light of the Phase 2b clinical study results and in conjunction with the additional microbiome biomarker data, which we expect in the second half of 2021;
•
continue the clinical development of SER-301 for the treatment of UC;
•
continue the clinical development of SER-155 to address gastrointestinal infections, bacteremia and graft-versus-host disease;
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

Intellectual Property

Patent Portfolio

We have an extensive patent portfolio directed to rationally designed ecologies of spores and microbes. The portfolio includes both company-owned patents and applications, and those that we have rights to as licensee. For example, our portfolio includes an option to license foundational intellectual property related to the use of bacteria in combination with checkpoint inhibitors from MD Anderson. The patents and applications included in our portfolio cover both composition of matter and methods (e.g., method of treating). Our intellectual property rights related to SER-109 (C. difficile) and SER-287 (ulcerative colitis) extend through 2034. We plan on continuing to broaden our patent portfolio. Currently, we have 23 active patent application families, which includes 20 nationalized applications, one pending at the PCT stage, and two pending U.S. provisional applications. To date, we have obtained 16 issued U.S. patents.

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

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors and our clinical investigative sites. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses. All costs associated with the 2016 License Agreement with Nestlé are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Microbiome therapeutics platforms	$20,373	$11,718	$38,176	$24,288
SER-109	10,674	3,679	18,400	6,531
SER-287	3,471	3,803	6,408	9,239
Early stage programs	1,436	899	2,273	1,784
Total research and development expenses	$35,954	$20,099	$65,257	$41,842

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we complete our open-label clinical study of SER-109, re-evaluate the clinical development of SER-287, continue to discover and develop additional product candidates, including SER-301 and SER-155 and pursue later stages of clinical development of our product candidates.

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

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in the three and six months ended June 30, 2021 or 2020.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 2, 2021, or the Annual Report, are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the three and six months ended June 30, 2021.

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$5,263	$5,186	$77
Grant revenue	—	831	(831)
Collaboration revenue	—	28	(28)
Total revenue	5,263	6,045	(782)
Operating expenses:
Research and development	35,954	20,099	15,855
General and administrative	17,451	6,491	10,960
Total operating expenses	53,405	26,590	26,815
Loss from operations	(48,142)	(20,545)	(27,597)
Other (expense) income:
Interest income	829	74	755
Interest expense	(732)	(719)	(13)
Other (expense) income	(285)	476	(761)
Total other (expense) income, net	(188)	(169)	(19)
Net loss	$(48,330)	$(20,714)	$(27,616)

Revenue

Total revenue was $5.3 million and $6.0 million for the three months ended June 30, 2021 and 2020, respectively. The total decrease of $0.8 million in revenue is mainly attributed to our graduation from the CARB-X program at the beginning of the second quarter of 2021.

Research and Development Expenses

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Microbiome therapeutics platforms	$20,373	$11,718	$8,655
SER-109	10,674	3,679	6,995
SER-287	3,471	3,803	(332)
Early stage programs	1,436	899	537
Total research and development expenses	$35,954	$20,099	$15,855

Research and development expenses were $36.0 million for the three months ended June 30, 2021, compared to $20.1 million for the three months ended June 30, 2020. The increase of $15.9 million was due primarily to the following:

•
an increase of $8.7 million in research expenses related to our microbiome therapeutics platforms due primarily to increases in employee related costs of $7.6 million and facility-related costs of $1.2 million, and partially offset by a decrease in depreciation expense of $0.3 million;
•
an increase of $7.0 million in expenses related to our SER-109 program due primarily to increases in facility-related costs of $2.4 million, clinical trial consulting expense of $2.3 million, employee related costs of $1.7 million, contract manufacturing costs of $0.3 million, and sequencing work costs of $0.3 million;
•
a decrease of $0.3 million in expenses for our SER-287 program due primarily to a decrease in facility-related expenses; and
•
an increase of $0.5 million expenses for our early stage programs due primarily to an increase in clinical trial consulting expense of $0.8 million and partially offset by a decrease in employee related costs of $0.2 million.

General and Administrative Expenses

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Personnel related (including stock-based compensation)	$5,508	$2,285	$3,223
Professional fees	9,413	2,854	6,559
Facility-related and other	2,530	1,352	1,178
Total general and administrative expenses	$17,451	$6,491	$10,960

General and administrative expenses were $17.5 million for the three months ended June 30, 2021, compared to $6.5 million for the three months ended June 30, 2020. The increase of $11.0 million was due primarily to the following:

•
an increase in personnel related costs of $3.2 million primarily related to increases in salaries and related payroll taxes of $1.3 million, employee stock-based compensation expense of $1.4 million, and employee bonus expense of $0.4 million;
•
an increase in professional fees of $6.6 million primarily due to increases in professional service and consulting fees of $4.4 million, recruiting fees of $1.1 million and legal fees of $1.0 million; and
•
an increase in facility-related and other costs of $1.2 million primarily due to an increases in lab and office supplies of $0.6 million and IT-related expenses of $0.4 million.

Other (Expense) Income, Net

Other (expense) income, net for the three months ended June 30, 2021 and 2020 was $0.2 million of expense and $0.2 million of expense, respectively. The no change in other expense, net was due primarily to an increase in interest income of $0.8 million, offset by an increase in other expense of $0.8 million, primarily related to the amortization of investments.

Comparison of Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$9,911	$10,648	$(737)
Grant revenue	1,070	1,570	(500)
Collaboration revenue	-	2,016	(2,016)
Total revenue	10,981	14,234	(3,253)
Operating expenses:
Research and development	65,257	41,842	23,415
General and administrative	29,192	12,629	16,563
Total operating expenses	94,449	54,471	39,978
Loss from operations	(83,468)	(40,237)	(43,231)
Other (expense) income:
Interest income	1,795	233	1,562
Interest expense	(1,428)	(1,435)	7
Other (expense) income	(694)	844	(1,538)
Total other income (expense), net	(327)	(358)	31
Net loss	$(83,795)	$(40,595)	$(43,200)

Revenue

Total revenue was $11.0 million and $14.2 million for the six months ended June 30, 2021 and 2020, respectively. The total decrease of $3.3 million in revenue is mainly attributed to the termination of the Research Agreement (as defined below), which occurred in the fourth quarter of 2020, along with a $0.7 million decrease in our 2016 License Agreement revenue and a $0.5 million decrease in our grant revenue.

Research and Development Expenses

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Microbiome therapeutics platforms	$38,176	$24,288	$13,888
SER-109	18,400	6,531	11,869
SER-287	6,408	9,239	(2,831)
Early stage programs	2,273	1,784	489
Total research and development expenses	$65,257	$41,842	$23,415

Research and development expenses were $65.3 million for the six months ended June 30, 2021 and $41.8 million for the six months ended June 30, 2020. The increase of $23.4 million was due primarily to the following:

•
an increase of $13.9 million in research expenses related to our microbiome therapeutics platform, due primarily to increases in employee related costs of $12.3 million and facility-related costs of $2.1 million, and partially offset by a decrease in depreciation expense of $0.6 million;
•
an increase of $11.9 million in expenses related to our SER-109 program due primarily to increases in employee related costs of $3.6 million, clinical trial consulting expense of $3.6 million, facility-related costs of $2.7 million, contract manufacturing costs of $1.6 million, and sequencing work costs of $0.5 million;
•
a decrease of $2.8 million in expenses for our SER-287 program due primarily to decreases in clinical trial consulting expenses of $1.3 million, facility-related costs of $1.3 million, employee related costs of $0.3 million, and contract manufacturing costs of $0.3 million, and partially offset by an increase of $0.4 million in sequencing work costs; and
•
an increase of $0.5 million in expenses for our early stage programs due primarily to an increase in clinical trial consulting expense of $1.2 million, and partially offset by decreases in employee related costs of $0.3 million and sequencing work costs of $0.3 million.

General and Administrative Expenses

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Personnel related (including stock-based compensation)	$9,728	$4,646	$5,082
Professional fees	14,947	5,322	9,625
Facility-related and other	4,517	2,661	1,856
Total general and administrative expenses	$29,192	$12,629	$16,563

General and administrative expenses were $29.2 million for the six months ended June 30, 2021 compared to $12.6 million for the six months ended June 30, 2020. The increase of $16.6 million was due primarily to the following:

•
an increase in personnel related costs of $5.1 million due primarily to increases in salaries and related payroll taxes of $2.3 million, employee stock-based compensation expense of $2.0 million, and employee bonus expense of $0.7 million;
•
an increase in professional fees of $9.6 million due primarily to increases in professional service and consulting fees of $6.4 million, recruiting fees of $1.7 million and legal fees of $1.1 million; and
•
an increase in facility-related and other costs of $1.9 million due primarily to increases in lab and office supplies of $1.0 million and IT-related expenses of $0.5 million.

Other (Expense) Income, Net

Other (expense) income, net for the six months ended June 30, 2021 and 2020 was $0.3 million of expense and $0.4 million of expense, respectively. The decrease in other expense of $0.1 million was primarily due to an increase in other expense of $1.5 million, primarily related to the amortization of investments, offset by an increase in interest income of $1.6 million.

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

In August 2020, we entered into a Securities Purchase Agreement with Nestlé for the sale of 959,002 shares of our common stock at a purchase price of $20.855 per share, which we refer to as the concurrent placement. We received aggregate net proceeds from the concurrent placement of approximately $19.9 million after deducting offering expenses payable by us.

In May 2021, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $150,000, from time to time, through an “at the market” equity offering program under which Cowen acts as sales agent. As of June 30, 2021, we have not sold any shares of common stock under the Sales Agreement.

As of June 30, 2021, we had cash, cash equivalents and short- and long-term investments totaling $229.4 million and an accumulated deficit of $632.6 million. As of August 3, 2021, the issuance date of the interim consolidated financial statements for the six months ended June 30, 2021, we expect our cash, cash equivalents and investments will be sufficient to fund our operating expenses, debt service obligations and capital expenditure requirements for at least the next 12 months from the issuance of such unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Collaboration Agreements

License Agreement with Société des Produits Nestlé S.A. (Nestlé)

In January 2016, we entered into the 2016 License Agreement with Société des Produits Nestlé S.A., or, together with NHSc Pharma Partners, Nestlé, for the development and commercialization of certain of our product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. In exchange for the license, Nestlé agreed to pay us an upfront cash payment of $120.0 million, which we received in February 2016. Nestlé has also agreed to pay us tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of certain products based on our microbiome technology that are being developed for the treatment of CDI and IBD, including SER-109, SER-262, SER-287 and SER-301, or collectively, the 2016 Collaboration Products, in markets outside of the United States and Canada, or the 2016 Licensed Territory. We have retained full commercial rights to the 2016 Collaboration Products with respect to the United States and Canada, where we plan to build our own commercial organization. We are eligible to receive up to $285.0 million in development milestone payments, $375.0 million in regulatory payments and up to an aggregate of $1.1 billion for the achievement of certain commercial milestones related to the sales of 2016 Collaboration Products. The full potential value of the up-front payment and milestone payments payable by Nestlé is over $1.9 billion, assuming all products receive regulatory approval and are successfully commercialized. In September 2016, we received a $10.0 million milestone payment associated with the initiation of the Phase 1b clinical study for SER-262 in CDI. In June 2017, we initiated a Phase 3 clinical study of SER-109 (ECOSPOR III) in patients with multiply recurrent CDI. In July 2017, we recorded revenue of $20.0 million based on the achievement of this milestone under the 2016 License Agreement. In November 2018, we executed a letter agreement with Nestlé, or the Letter Agreement, modifying certain terms of the 2016 License Agreement. Under the Letter Agreement, Nestlé agreed to pay us the $20.0 million Phase 3 milestone payment upon commencement of the Phase 2b study for SER-287. In December 2018, we received $40.0 million in milestone payments in connection with the commencement of the Phase 2b study for SER-287. To date, we have received $80.0 million in development milestones under the 2016 License Agreement with Nestlé.

For the development of  2016 Collaboration Products for IBD under a global development plan, we agreed to pay the costs of clinical trials of such products up to and including Phase 2 clinical trials, and 67% of the costs for Phase 3 and other clinical trials of such products, with Nestlé bearing the remaining 33% of such costs. The Letter Agreement also provides scenarios under which Nestlé’s reimbursement to us for certain Phase 3 development costs would be reduced or delayed depending on the outcomes of the SER-287 Phase 2b study. For other clinical development of 2016 Collaboration Products for IBD, we agreed to pay the costs of such activities to support approval in the United States and Canada, and Nestlé agreed to bear the cost of such activities to support approval of 2016 Collaboration Products in the 2016 Licensed Territory.

With respect to development of 2016 Collaboration Products for CDI under a global development plan, we agreed to pay all costs of Phase 2 clinical trials for SER-109 and for Phase 3 clinical trials for SER-109. We agreed to bear all costs of conducting any Phase 1 or Phase 2 clinical trials under a global development plan for 2016 Collaboration Products other than SER-109 for CDI. We agreed to pay 67% and Nestlé agreed to pay 33% of other costs of Phase 3 clinical trials conducted for 2016 Collaboration Products other than SER-109 for CDI under a global development plan. For other clinical development of 2016 Collaboration Products for CDI, we agreed to pay costs of such development activities to support approval in the United States and Canada, and Nestlé agreed to bear the cost of such activities to support approval of 2016 Collaboration Products in the 2016 Licensed Territory.

The 2016 License Agreement continues in effect until terminated by either party on the following bases: (i) Nestlé may terminate the 2016 License Agreement in the event of serious safety issues related to any of the 2016 Collaboration Products; (ii) we may terminate the 2016 License Agreement if Nestlé challenges the validity or enforceability of any of our licensed patents; and (iii) either party may terminate the 2016 License Agreement in the event of the other party’s uncured material breach or insolvency. Upon termination of the 2016 License Agreement, all licenses granted to Nestlé by us will terminate, and all rights in and to the 2016 Collaboration Products in the 2016 Licensed Territory will revert to us. If we commit a material breach of the 2016 License Agreement, Nestlé may elect not to terminate the 2016 License Agreement but instead apply specified adjustments to its payment obligations and other terms and conditions of the 2016 License Agreement.

License Agreement with NHSc Pharma Partners (Nestlé)

On July 1, 2021, we entered into a License Agreement, or the 2021 License Agreement, with NHSc Pharma Partners, or, together with Société des Produits Nestlé S.A, Nestlé. Pursuant to the 2021 License Agreement, we granted to Nestlé, under certain of our patent rights and know how, a co-exclusive, sublicensable (under certain circumstances) license to develop, commercialize and conduct medical affairs activities for (i) therapeutic products based on our microbiome technology (including our SER-109 product) that are developed by us or on our behalf for the treatment of CDI and recurrent CDI, as well as any other indications pursued for the products upon mutual agreement of the parties, or the 2021 Field, in the United States and Canada, or the 2021 Licensed Territory, and (ii) our SER-109 product and any improvements and modifications thereto developed pursuant to the terms of the 2021 License Agreement, or the 2021 Collaboration Products, for any indications in the 2021 Licensed Territory.

The 2021 License Agreement sets forth the parties’ respective obligations for development, regulatory, commercialization, medical affairs, and manufacturing and supply activities for the 2021 Collaboration Products with respect to the 2021 Field and the 2021 Licensed Territory. Pursuant to the 2021 License Agreement, we are responsible for, and will use commercially reasonable efforts in, conducting development of SER-109 in the 2021 Field in the United States until first regulatory approval for SER-109 is obtained in the 2021 Field in the United States and in accordance with a development and regulatory activity plan, at our cost, subject to certain exceptions specified in the 2021 License Agreement. We are also responsible for all regulatory affairs related to 2021 Collaboration Products in the 2021 Field in the 2021 Licensed Territory, at its cost, except that expenses incurred for regulatory activities approved by a joint steering committee pursuant to a life cycle management plan for 2021 Collaboration Products are shared equally between the parties. We will be solely responsible for manufacturing and supplying 2021 Collaboration Products for development in the 2021 Field in the 2021 Licensed Territory.

Nestlé has the sole right to commercialize the 2021 Collaboration Products in the 2021 Licensed Territory in accordance with a commercialization plan, subject to our right to elect to provide up to a specified percentage of all promotional details for a certain target audience. Each party will use commercially reasonable efforts to commercialize the 2021 Collaboration Products in the 2021 Licensed Territory in accordance with the commercialization plan. Both parties will perform medical affairs activities for 2021 Collaboration Products in the 2021 Licensed Territory in accordance with a medical affairs plan. We will be solely responsible for the manufacturing and supply of 2021 Collaboration Products for commercialization under a supply agreement that will be entered into between the parties. We will be responsible for commercialization and medical affairs activities costs incurred by the parties until first commercial sale of the first 2021 Collaboration Product in the 2021 Licensed Territory and in accordance with a pre-launch plan, up to a specified cap. Following first commercial sale of the first 2021 Collaboration Product, we will be entitled to a royalty in an amount equal to approximately 50% of the commercial profits.

In exchange for the grant of the licenses under the 2021 License Agreement, Nestlé agreed to pay us a non-refundable, non-creditable and non-cancellable upfront payment of $175.0 million, which was received on July 21, 2021. Nestlé also agreed to pay us an additional $125.0 million due upon FDA approval of SER-109, $10.0 million upon Canadian regulatory approval of SER-109, and sales target milestones payments totaling up to $225.0 million.

The 2021 License Agreement continues in effect until all development and commercialization activities for all 2021 Collaboration Products in the 2021 Licensed Territory have permanently ceased. The 2021 License Agreement may be terminated by either party upon sixty days’ written notice for the other party’s material breach that remains uncured during such sixty-day period, or immediately upon written notice for the other party’s insolvency. Nestlé may also terminate the 2021 License Agreement at-will (i) with twelve months’ prior written notice, effective only on or after the third anniversary of first commercial sale of the first 2021 Collaboration Product in the 2021 Licensed Territory, (ii) if first commercial sale of the first 2021 Collaboration Product in the 2021 Licensed Territory has not occurred by the fifth anniversary of the effective date of the 2021 License Agreement, with one hundred eighty days’ prior written notice, which must be provided during a specified period set forth in the 2021 License Agreement, or (iii) if regulatory approval for SER-109 is not granted after submission by us of a filing seeking first regulatory approval as set forth in the development and regulatory activity plan, and the parties fail to agree on further development of SER-109 in accordance with the terms of the 2021 License Agreement, with one hundred eighty days’ prior written notice, which must be provided within a specified period set forth in the 2021 License Agreement. We may also terminate the 2021 License Agreement immediately upon written notice if Nestlé challenges any licensed patent in the 2021 Licensed Territory.

Upon termination of the 2021 License Agreement, all licenses granted to Nestlé by us will terminate. If we commit a material breach of the 2021 License Agreement, Nestlé may elect not to terminate the 2021 License Agreement but instead apply specified adjustments to the payment terms and other terms and conditions of the 2021 License Agreement. The 2021 License Agreement contains customary representations and warranties by the parties, intellectual property provisions including ownership, patent prosecution, enforcement and defense, certain indemnification rights in favor of each party, and customary confidentiality provisions and limitations of liability.

Agreement with AstraZeneca

In March 2019, we entered into a Research Collaboration and Option Agreement, or the Research Agreement, with MedImmune, a wholly owned subsidiary of AstraZeneca. In December 2020, we received written notice from AstraZeneca that they elected to terminate the Research Agreement by and in accordance with its terms. The termination of the Research Agreement became effective on April 2, 2021, which was 120 days from the date of the notice.

Indebtedness

Loan and Security Agreement with Hercules

In October 2019, we entered into a loan and security agreement with Hercules, pursuant to which a term loan in an aggregate principal amount of up to $50.0 million, or the Term Loan Facility, was available to us in three tranches, subject to certain terms and conditions. We received the first tranche of $25.0 million upon signing the agreement on October 29, 2019. We did not meet the milestone requirements for the second tranche under the Term Loan Facility, and as such, the additional second tranche amount of up to $12.5 million is not available for us to borrow. We elected not to borrow the third tranche of $12.5 million, which was available upon Hercules' approval until June 30, 2021.

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

The Term Loan Facility includes affirmative and negative covenants applicable to us. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on our transferring collateral, making changes to the nature of our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, engaging in transactions with affiliates, creating liens and selling assets, in each case subject to certain exceptions, including, among others, the ability for us to issue up to $150.0 million in convertible notes and entering into exclusive outbound licenses for our intellectual property. The Term Loan Facility also includes a liquidity covenant that does not apply when our market capitalization exceeds $350.0 million.

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

As of June 30, 2021 and December 31, 2020, the outstanding principal under the Term Loan Facility was $25.0 million and $25.0 million, respectively. For a further description of the Term Loan Facility, see Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash used in operating activities	$(69,191)	$(49,817)
Cash provided by investing activities	25,790	27,088
Cash provided by financing activities	1,349	19,139
Net decrease in cash, cash equivalents and restricted cash	$(42,052)	$(3,590)

Operating Activities

During the six months ended June 30, 2021, operating activities used $69.2 million of cash, primarily due to a net loss of $83.8 million and cash used from changes in our operating assets and liabilities of $0.3 million, partially offset by non-cash charges of $14.9 million. Net cash used for changes in our operating assets and liabilities during the six months ended June 30, 2021 consisted of an increase in prepaid expenses and other current and long-term assets of $3.6 million and an increase in accrued expenses and other current liabilities and accounts payable of $4.4 million and $1.7 million, respectively. These increases were offset by decreases in accounts receivable of $8.1 million, deferred revenue of $9.9 million, and operating lease liabilities of $1.0 million. The increase in prepaid expenses and other current and long-term assets was due to timing of payments to vendors. The decrease in accounts receivable is due to our receipt of receivables due during the quarter. The decrease in deferred revenue was primarily due to the recognition of collaboration revenue. The increase in accounts payable was due to the timing of payments. The decrease in operating lease liabilities was due to the cash payment of lease obligations.

During the six months ended June 30, 2020, operating activities used $49.8 million of cash, primarily due to a net loss of $40.6 million and cash used from changes in our operating assets and liabilities of $17.8 million, partially offset by non-cash charges of $8.6 million.  Net cash used for changes in our operating assets and liabilities during the six months ended June 30, 2020 consisted of an increase in prepaid expenses and other current and long-term assets of $1.9 million, an increase in accounts receivable of $1.1 million, a decrease in deferred revenue of $11.8 million, a decrease in operating lease liabilities of $2.2 million and a decrease in accounts payable of $0.7 million. The increase in prepaid expenses was due to timing of payments to vendors. The increase in accounts receivable was due to our reimbursable costs per our agreements. The decrease in deferred revenue was primarily due to the recognition of collaboration revenue. The decrease in accounts payable was due to the timing of payments. The decrease in operating lease liabilities was due to the cash payment of lease obligations.

Investing Activities

During the six months ended June 30, 2021, net cash provided by investing activities was $25.8 million, consisting of sales and maturities of investments of $82.4 million, partially offset by purchases of investments of $51.9 million and purchases of property and equipment of $3.9 million.

During the six months ended June 30, 2020, net cash provided by investing activities was $27.1 million, consisting of sales and maturities of investments of $40.3 million, partially offset by purchases of investments of $12.9 million and purchases of property and equipment of $0.3 million.

Financing Activities

During the six months ended June 30, 2021, net cash provided by financing activities was $1.3 million, consisting of $0.9 million from the issuance of common stock associated with the exercise of stock options and $0.4 million in connection with the issuance of common stock under our 2015 Employee Stock Purchase Plan, or ESPP.

During the six months ended June 30, 2020, net cash provided by financing activities was $19.1 million, consisting of $18.7 million from the issuance of common stock under our sales agreements entered into with Cowen in 2019 and 2020, $0.2 million in connection with the issuance of common stock under our ESPP and $0.2 million from the issuance of common stock and exercise of stock options.

Funding Requirements

Our expenses may increase substantially in connection with our ongoing clinical development activities and our research and development activities. In addition, we expect to continue to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•
complete the clinical development, seek regulatory approval, and prepare for commercialization of SER-109 for patients with recurrent CDI;
•
re-evaluate the clinical development of SER-287 for the treatment of UC in light of the Phase 2b clinical study results and in conjunction with the additional microbiome biomarker data, which we expect in the second half of 2021;
•
continue the clinical development of SER-301 for the treatment of UC;
•
continue the clinical development of SER-155 to address gastrointestinal infections, bacteremia and graft-versus-host diseases;
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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates.

As of June 30, 2021, our cash, cash equivalents and investments consisted of cash and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of June 30, 2021, we had outstanding borrowings under the Term Loan Facility. We accrue interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 4.40%, and (ii) 9.65%. An immediate 10% change in the Prime Rate would not have a material impact on our debt‑related obligations, financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business faces significant risks and uncertainties. Accordingly, in evaluating our business, you should carefully consider the risk factors discussed below, as well as the other information included or incorporated by reference in this Quarterly Report. If any of the following risks occur, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below or elsewhere in this report could harm our business, financial condition, results of operations or growth prospects.

Risks Related to Our Financial Position and Need for Additional Capital

We are a development-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $70.3 million for the year ended December 31, 2020, and $83.8 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $632.6 million. To date, we have financed our operations through the public offerings of our common stock, private placements of our common stock and preferred stock, payments under our collaboration agreements, and loan facility. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We have not completed development of any of our product candidates, which we call microbiome therapeutic candidates, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses may increase substantially as we:

•
complete the clinical development, seek regulatory approval, and prepare for potential commercialization of SER-109 for patients with recurrent CDI;
•
re-evaluate the clinical development of SER-287 for the treatment of UC in light of the Phase 2b clinical study results and in conjunction with the additional microbiome biomarker data, which we expect in the second half of 2021;
•
continue the clinical development of SER-301 for treatment of recurrent UC;
•
continue the clinical development of SER-155 to address gastrointestinal infections, bacteremia and graft-versus-host disease;
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

Our expenses may increase in connection with our ongoing activities, particularly as we continue the clinical development of SER-109, prepare for the potential commercialization of SER-109, re-evaluate the clinical development of SER-287, continue clinical studies of SER-301 and SER-155 and continue to research, develop and initiate clinical trials of our other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution, including under the 2021 License Agreement. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company, including as a result of no longer qualifying as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We expect that our cash, cash equivalents and investments as of June 30, 2021 will be sufficient to fund our operating expenses, debt service obligations and capital expenditure requirements for at least the next 12-months from the issuance of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. In addition, the specifics of existing and future clinical trial activities could impact capital requirements and cash projections. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

If we or our collaborators do not successfully develop and commercialize product candidates we will not be able to obtain product revenue in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

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

For example, in March 2020, as a result of the COVID-19 pandemic, we halted further enrollment of the completed ECOSPOR III trial with 182 patients enrolled. Following receipt of the Phase 3 top-line data from ECOSPOR III, the FDA reaffirmed its prior position that at least 300 patients at 24 weeks will be required for the safety database for SER-109, and we are now actively enrolling patients in our SER-109 open-label study to expand the safety database to meet this threshold. We may also be required to treat more patients with SER-109 than we currently expect before we are able to generate a safety database sufficient to allow us to seek approval of SER-109. Additional clinical trials or changes in our development plans could cause us to incur significant development costs, delay or prevent the commercialization of SER-109 or otherwise adversely affect our business. In addition, prolonged disruptions caused by the COVID-19 pandemic could severely impact our preclinical studies and clinical trials, including by causing further difficulties or delays in initiating, enrolling, conducting, or completing our planned and ongoing clinical trials. See “—Risks Related to Our Operations—The COVID-19 pandemic caused by the novel strain of coronavirus has adversely impacted and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition.”

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

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we or our collaborators will not be able to commercialize our product candidates or will not be able to do so as soon as anticipated, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and similar regulatory authorities outside the United States. Failure to obtain marketing approval for a product candidate in any jurisdiction will prevent us and our collaborators from commercializing the product candidate in that jurisdiction and may affect our plans for commercialization in other jurisdictions as well. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third parties to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

Risks Related to our Dependence on Third Parties and Manufacturing

The collaboration and license agreements with Société des Produits Nestlé S.A. and NHSc Pharma Partners (collectively, and together with their affiliates and subsidiaries, Nestlé) are important to our business. If we or Nestlé fail to adequately perform under these agreements, or if we or Nestlé terminate the agreements, the development and commercialization of our CDI and IBD product candidates, including SER-109, SER-287, and SER-301, would be delayed or terminated and our business would be adversely affected.

In January 2016, we entered into a Collaboration and License Agreement with Nestlé, or the 2016 License Agreement. The 2016 License Agreement may be terminated:

•
by Nestlé in the event of serious safety issues related to SER-109, SER-287, SER-301 or other specific products added under the 2016 License Agreement, or, collectively, the 2016 Collaboration Products;
•
by us if Nestlé challenges the validity or enforceability of any of our licensed patents; and
•
by either Nestlé or us in the event of the other party’s uncured material breach or insolvency.

Upon termination of the 2016 License Agreement, all licenses granted to Nestlé by us will terminate, and all rights in and to the 2016 Collaboration Products held by Nestlé will revert to us. If we commit a material breach of the 2016 License Agreement, Nestlé may elect not to terminate the 2016 License Agreement but instead apply specified adjustments to its payment obligations and other terms and conditions of the 2016 License Agreement. If Nestlé were to make such adjustments, the funding from and benefits of the 2016 License Agreement could be diminished, which could adversely affect our financial condition. Unless the 2016 License Agreement is terminated by us for Nestlé’s uncured material breach, upon termination of the 2016 License Agreement, Nestlé will be eligible to receive post-termination royalties from us until Nestlé has recouped certain development costs related to the 2016 Collaboration Products and specified percentages of any milestone payments paid to us under the 2016 License Agreement prior to termination, which could have a material adverse effect on our business.

In July 2021, we entered into a License Agreement with Nestlé, or the 2021 License Agreement. The 2021 License Agreement may be terminated:

•
by Nestlé with twelve months’ prior written notice, effective only on or after the third anniversary of first commercial sale of our SER-109 product and any improvements and modifications thereto developed pursuant to the terms of the 2021 License Agreement, or the 2021 Collaboration Products;
•
by Nestlé if first commercial sale of the first 2021 Collaboration Product has not occurred by the fifth anniversary of the effective date of the 2021 License Agreement, with 180 days’ prior written notice, which must be provided during a specified period set forth in the 2021 License Agreement;

•
by Nestlé if regulatory approval for SER-109 is not granted after submission by us of a filing seeking first regulatory approval as set forth in the development and regulatory activity plan, and the parties fail to agree on further development of SER-109 in accordance with the terms of the 2021 License Agreement, with 180 days’ prior written notice, which must be provided within a specified period set forth in the 2021 License Agreement;
•
by us if Nestlé challenges the validity or enforceability of any of our licensed patents; and
•
by either Nestlé or us in the event of the other party’s uncured material breach or insolvency.

Upon termination of the 2021 License Agreement, all licenses granted to Nestlé by us will terminate. If we commit a material breach of the 2021 License Agreement, Nestlé may elect not to terminate the 2021 License Agreement but instead apply specified adjustments to the payment terms and other terms and conditions of the agreement. If Nestlé were to make such adjustments, the funding from and benefits of the 2021 License Agreement could be diminished, which could adversely affect our financial condition. In the event we materially breach the 2021 License Agreement or file for bankruptcy, the share of profits and milestones due to us will be reduced by a specified percentage until Nestlé has recouped twice the losses caused by our material breach or bankruptcy.

Termination of these agreements could cause significant delays in our product development and commercialization efforts that could prevent us from commercializing our CDI and IBD product candidates without first expanding our internal capabilities or entering into another agreement with a third party. Any alternative collaboration or license could also be on less favorable terms to us. In addition, under the agreements, Nestlé agreed to provide funding for certain clinical development activities. If either of the agreements were terminated, we may need to refund those payments and seek additional financing to support the research and development of any terminated products or discontinue any terminated products, which could have a material adverse effect on our business.

Under the collaboration and license agreements, we are dependent upon Nestlé to successfully commercialize any applicable collaboration products both outside and within the United States and Canada, as applicable. We cannot directly control Nestlé’s commercialization activities or the resources it allocates to our product candidates. Our interests and Nestlé’s interests may differ or conflict from time to time, or we may disagree with Nestlé’s level of effort or resource allocation. Nestlé may internally prioritize our product candidates differently than we do or it may not allocate sufficient resources to effectively or optimally commercialize them. If these events were to occur, our business would be adversely affected.

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

We rely, and expect to continue to rely, on third parties for certain aspects of materials supply for our product candidates in preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates on a timely basis or at all, or that such quantities will be available at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. For example, certain of our product candidates rely on human stool from third-party donors. If we do not obtain an adequate supply of donor-derived material to meet clinical or commercial demand, our ability to manufacture our product candidates may be delayed or adversely impacted.

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

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current CDI treatment involves the use of antibiotics that are well established in the medical community or the use of FMT, and physicians may continue to rely on these treatments and our competitors and physicians may continue to seek to standardize and implement this procedure. If our product candidates receive approval but do not achieve an adequate level of acceptance, we or our collaborators may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our approved product candidates, if any, will depend on a number of factors, including:

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

If we or our collaborators are unable to establish effective sales, marketing and distribution capabilities or enter into agreements with third parties with such capabilities, we or our collaborators may not be successful in commercializing our product candidates if and when they are approved.

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

In July 2021, we entered into the 2021 License Agreement with Nestlé, pursuant to which we granted Nestlé, under certain of our patent rights and know how, a co-exclusive, sublicensable (under certain conditions) license to develop, commercialize and conduct medical affairs activities for the 2021 Collaboration Products in the United States and Canada. Under the 2021 License

Agreement, Nestlé has the sole right to commercialize the 2021 Collaboration Products in the 2021 Licensed Territory in accordance with a commercialization plan, subject to our right to elect to provide up to a specified percentage of all promotional details for a certain target audience. Each party will use commercially reasonable efforts to commercialize the 2021 Collaboration Products in the 2021 Licensed Territory in accordance with the commercialization plan. Both parties will perform medical affairs activities for 2021 Collaboration Products in the 2021 Licensed Territory in accordance with a medical affairs plan. We will be responsible for commercialization and medical affairs activities costs incurred by the parties until first commercial sale of the first 2021 Collaboration Product in the 2021 Licensed Territory and in accordance with a pre-launch plan, up to a specified cap.

In the future, we expect to build a focused sales and marketing infrastructure, or certain components of such infrastructure, to market or co-promote our product candidates in the United States and potentially elsewhere, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we or our collaborators cannot retain or reposition sales and marketing personnel.

Factors that may inhibit efforts to commercialize our products include:

•
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

The development and commercialization of new drug and biologic products is highly competitive and is characterized by rapid and substantial technological development and product innovations. We and our collaborators face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. We are aware of a number of large pharmaceutical and biotechnology companies, as well as smaller, early-stage companies, that are pursuing the development of products, including microbiome therapeutics, for reducing CDI and other disease indications we are targeting. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others may be based on entirely different approaches. For example, FMT is a procedure that has resulted in reports of high cure rates for recurrent CDI and our competitors and physicians may continue to seek to standardize and implement this procedure. Potential competitors also include academic institutions, government agencies, not-for-profits, and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Even if we and our collaborators are successful in achieving regulatory approval to commercialize a product candidate faster than our competitors, we may face competition from biosimilars. In the United States, the Biologics Price Competition and Innovation Act, or BPCIA, enacted in 2010 as part of the Patient Protection and Affordable Care Act, created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar, to or “interchangeable” with an FDA-approved biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. This pathway could allow competitors to reference data from innovative biological products 12 years after the time of approval of the innovative biological product. This data exclusivity does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data and seeking approval. Data exclusivity only assures that another company cannot rely upon the data within the innovator’s application to support the biosimilar product’s approval.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to the continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. We and our contract manufacturers will also be subject to continual review and periodic inspections to assess compliance with cGMP. Accordingly, we, and our collaborators and others with whom we work, must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

The FDA or other regulatory authorities may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of our approved products. The FDA or other regulatory authorities closely regulates the post-approval marketing and promotion of drugs and biologics to ensure they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. Violations of the FDA’s and other regulatory authorities’ restrictions relating to the promotion of prescription drugs by us or our collaborators may also lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

In addition, if a regulatory authority, we or our collaborators later discover previously unknown problems with our products, such as adverse events of unanticipated severity or frequency, problems with manufacturers or manufacturing processes, or failure to comply with regulatory requirements, the regulatory authority may impose restrictions on the products or us and our collaborators, including requiring withdrawal of the product from the market. Any failure by us or our collaborators to comply with applicable regulatory requirements may yield various results, including:

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

If any of our product candidates are approved and we or our collaborators are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory authorities strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory authorities as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we or our collaborators are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Our relationships and any collaborators' relationships with customers, physicians and third-party payors are and will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us or our collaborators to criminal sanctions, civil penalties, exclusion from governmental healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our and our collaborators' current and future arrangements with third-party payors, physicians and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may restrict the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to our business practices, including but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government (or foreign governments) and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, pricing information or marketing expenditures; and

•
state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. By way of example, the CCPA, effective January 1, 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act, or CPRA, was also recently voted into law by California residents. The CPRA significantly amends the CCPA and imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect on January 1, 2023 and become enforceable on July 1, 2023. In Europe, the GDPR, which went into effect in May 2018, introduces strict requirements for processing the personal data of European Union data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, companies have to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g. fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term. These changes may lead to additional costs and increase our overall risk exposure. On June 28, 2021, the European Commission adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the European Commission renews or extends that decision.

The risk of our or our collaborators being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us or our collaborators for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain a robust system to comply with multiple jurisdictions with different compliance and reporting requirements increases the possibility that we may violate one or more of the requirements.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace.  The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how healthcare reform measures enacted by Congress or implemented by the Biden administration or other challenges to the ACA, if any, will impact the ACA or our business.   In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, enacted in August 2011, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which, among other things, eliminated the statutory cap on drug manufacturers’ Medicaid Drug Rebate Program rebate liability, effective January 1, 2024. Under current law enacted as part of the ACA, drug manufacturers’ Medicaid Drug Rebate Program rebate liability is capped at 100% of the average manufacturer price for a covered outpatient drug. We expect that other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates, if approved.

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

We have had in the past, and may have in the future, have certain funding arrangements, such as our grant from CARB-X to support certain work for SER-155. Such funding arrangements impose various obligations on us, including reporting obligations, and may subject certain of our intellectual property, such as intellectual property made using the applicable funding, to the rights of the U.S. government under the Bayh-Dole Act. In addition, under our CARB-X grant, we may be required in the future to grant a private sector charitable organization a license to certain of our intellectual property related to the subject matter of the CARB-X grant if, after a certain period of time, we are not developing and have not licensed a third party to develop the applicable technology for certain indications in a given country, and the organization wishes to do so. Any failure to comply with our obligations under a funding arrangement may have an adverse effect on our rights under the applicable agreement or our rights in the applicable intellectual property. Compliance with our obligations or the exercise by the government or other funder of its rights, may limit certain opportunities or otherwise have an adverse effect on our business.

Our patent portfolio currently includes 23 active patent application families (which includes an option to license certain IP from MD Anderson and exclusive licenses to certain IP from Memorial Sloan Kettering Cancer Center). Of these, 20 applications have been nationalized, one is pending at the PCT stage, and two are pending at the provisional stage. While we have obtained 16 issued U.S. patents, we cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents or our current patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, we are pursuing claims to therapeutic, binary compositions of certain bacterial populations. Any claims that may issue may provide coverage for such binary compositions and/or their use. However, such claims would not prevent a third party from commercializing alternative compositions that do not include both of the bacterial populations claimed in pending applications, potential applications or patents that have or may issue. There can be no assurance that any such alternative composition will not be equally effective. Further, given that our SER-109 product candidate is a complex composition with some variation from lot-to-lot and that, likewise, third-party compositions may have similar complexity and variability, it is possible that a patent claim may provide coverage for some but not all lots of a product candidate or third-party product. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.

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

In 2020, a strain of novel coronavirus disease, COVID-19, was declared a pandemic and spread across the world, including throughout the United States, Europe, and Asia. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices, restricted on-site staff to only those required on-site to execute their job responsibilities and limited the number of staff in any given research and development laboratory. On March 30, 2020, as a result of the COVID-19 pandemic, we halted further enrollment of the completed ECOSPOR III trial, and we are now actively enrolling patients in our SER-109 open-label study to expand the safety database to meet the FDA’s recommendation that our safety database for SER-109 include at least 300 patients at 24 weeks. Additionally, SER-287 development activity was impacted by the COVID-19 pandemic and by multiple clinical sites halting non-essential procedures, including endoscopies, and while enrollment is now complete, site staff must still remain available to finalize study participant data. We are continuing to monitor the impact of the COVID-19 pandemic on our operations and ongoing clinical development activity, including on the SER-301 Phase 1b study in ulcerative colitis. Mitigation activities to minimize COVID-19-related operation disruptions are ongoing, however, given the severity and evolving nature of the situation, the timing of clinical readouts is uncertain. As a result of the COVID-19 outbreak, we or our collaborators may experience further disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

In addition, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak further impacts our business, including our preclinical studies and clinical trials, results of operations and financial condition will depend on future developments which are highly uncertain and cannot be predicted with confidence. Such factors include but are not limited to the duration of the outbreak, the impact of variants, travel restrictions, quarantines, shelter-in-place orders and social distancing in the United States and other countries, business closures or business disruptions, the adoption and effectiveness of vaccines and vaccine distribution efforts, and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease.

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

We currently have limited international operations, but our business strategy incorporates potentially expanding internationally if any of our product candidates receive regulatory approval. We currently conduct clinical studies in Australia and New Zealand. We may conduct clinical studies in other countries as well. We currently plan to rely on collaborators, including Nestlé, to commercialize certain approved products outside of North America. Doing business internationally involves a number of risks, including but not limited to:

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

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we collect and store sensitive data, including personally identifiable information, intellectual property and proprietary business information owned or controlled by ourselves or our employees, customers and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based data centers. We utilize external security and infrastructure vendors to manage parts of our data centers. These applications and data encompass a wide variety of business-critical information, including research and development information, customer information, commercial information and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, unauthorized access, inappropriate modification and the risk of our being unable to adequately monitor and audit and modify our controls over our critical information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data or otherwise process it on our behalf. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take reasonable measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may still be vulnerable to, and we have in the past experienced, attacks by hackers or viruses or breaches due to employee error, malfeasance or other malicious or inadvertent disruptions. Further, attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Any such access, breach, or other loss of information could result in legal claims or proceedings, and liability under federal or state laws that protect the privacy of personal information, and regulatory penalties. Notice of breaches may be required to affected individuals or other state, federal or foreign regulators, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such a notice could harm our reputation and our ability to compete. Although we have implemented security measures to prevent unauthorized access, such data is currently accessible through multiple channels, and there is no guarantee we can protect our data from breach. Unauthorized access, loss or dissemination could also disrupt our operations and damage our reputation, any of which could adversely affect our business.

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

As of December 31, 2020, we had net operating loss carryforwards, or NOLs, of $390.0 million for federal income tax purposes and $386.9 million for state income tax purposes, which may be available to offset our future taxable income, if any. Our federal and state NOLs begin to expire in various amounts in 2035, provided that federal NOLs generated in taxable years after December 31, 2017 will not be subject to expiration. As of December 31, 2020, we also had federal and state research and development and other tax credit carryforwards of approximately $36.4 million and $7.5 million, respectively, available to reduce future income tax liabilities. Our federal and state tax credit carryforwards begin to expire in various amounts in 2031 and 2028, respectively. The federal research and development tax credit carryforwards include an orphan drug credit carryforward of $20.7 million. These NOLs and tax credit carryforwards could expire unused, to the extent subject to expiration, and be unavailable to offset future taxable income or income tax liabilities. In addition, in general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs and tax credit carryforwards to offset future taxable income and income taxes. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of a corporation’s stock exceeds 50 percentage points over a three-year period. We have experienced ownership changes in the past per the Sec.382 study performed in Q1 2021 and may experience ownership changes in the future because of future transactions in our stock, some of which may be outside our control. None of the existing tax attributes will expire unused as a result of the calculated limitations. If we undergo future ownership changes, our ability to use our NOLs and tax credit carryforwards could be further limited. For these reasons, we may not be able to use a material portion of our NOLs or tax credit carryforwards, even if we attain profitability. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future tax benefits of such assets. NOLs arising in periods beginning after December 31, 2017 may generally only be used to offset 80% of taxable income in years beginning after December 31, 2020, which change may require us to pay federal income taxes in future years despite federal income NOLs in prior years.

The terms of our credit facility place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

In October 2019, we entered into a loan and security agreement with Hercules pursuant to which a term loan facility in aggregate principal amount up to $50.0 million, or the Term Loan Facility, is available to us in three tranches, subject to certain terms and conditions. We received the first tranche of $25.0 million upon signing the agreement on October 29, 2019. We did not meet the milestone requirements for the second tranche under the Term Loan Facility, and as such, the additional second tranche amount of up to $12.5 million is not available for us to borrow. We elected not to borrow the third tranche of $12.5 million, which was available upon Hercules' approval until June 30, 2021. The Term Loan Facility is secured by a lien on substantially all of our assets, other than intellectual property. We also agreed not to pledge or secure our intellectual property to others.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15

3.2	Amended and Restated Bylaws	8-K	001-37465	3.2	12/7/20

10.1#	Employment Agreement, dated as of May 10, 2021, by and between the Registrant and David Arkowitz	8-K	001-37465	10.1	5/20/21

10.2#	Amended and Restated Employment Agreement, dated as of January 29, 2021, by and between the Registrant and David S. Ege, Ph.D.					*

10.3#	Non-Employee Director Compensation Program					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERES THERAPEUTICS, INC.

Date: August 3, 2021	By:	/s/ David Arkowitz
David Arkowitz
Executive Vice President, Chief Financial Officer and Head of Business Development (Principal Financial and Accounting Officer)