Form 10-Q
period 2021-09-30
Seres Therapeutics, Inc.
filed 2021-11-10
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	MCRB	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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

As of November 3, 2021, the registrant had 91,847,137 shares of common stock, $0.001 par value per share, outstanding.

Seres Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or the Quarterly Report, contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, manufacturing activities and related timing, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$227,460	$116,049
Short term investments	119,927	137,567
Prepaid expenses and other current assets	10,174	5,774
Accounts receivable	1,250	9,387
Total current assets	358,811	268,777
Property and equipment, net	17,355	13,897
Operating lease assets	11,588	9,041
Restricted investments	2,150	1,400
Long term investments	5,788	49,825
Other non-current assets	601	—
Total assets	$396,293	$342,940
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,623	$4,018
Accrued expenses and other current liabilities (1)	48,900	14,226
Operating lease liabilities	6,099	5,115
Short term portion of note payable, net of discount	9,345	454
Deferred revenue - related party	21,624	22,602
Total current liabilities	94,591	46,415
Long term portion of note payable, net of discount	16,117	24,639
Operating lease liabilities, net of current portion	12,231	10,561
Deferred revenue, net of current portion - related party	89,413	85,572
Other long-term liabilities (2)	8,203	1,003
Total liabilities	220,555	168,190
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2021 and December 31, 2020; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2021 and December 31, 2020; 91,841,974 and 91,459,239 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	92	91
Additional paid-in capital	739,988	723,482
Accumulated other comprehensive income (loss)	11	(47)
Accumulated deficit	(564,353)	(548,776)
Total stockholders’ equity	175,738	174,750
Total liabilities and stockholders’ equity	$396,293	$342,940

[1] Includes related party amounts of $26,734 and $0 at September 30, 2021 and December 31, 2020, respectively (see Note 10)

[2] Includes related party amounts of $7,075 and $0 at September 30, 2021 and December 31, 2020, respectively (see Note 10)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Collaboration revenue - related party	$126,725	$80	$136,636	$10,728
Grant revenue	—	1,337	1,070	2,907
Collaboration revenue	—	—	—	2,016
Total revenue	126,725	1,417	137,706	15,651
Operating expenses:
Research and development expenses	39,882	23,861	105,139	65,703
General and administrative expenses	19,563	7,551	48,755	20,180
Collaboration (profit) loss sharing - related party	(1,127)	—	(1,127)	—
Total operating expenses	58,318	31,412	152,767	85,883
Income (Loss) from operations	68,407	(29,995)	(15,061)	(70,232)
Other (expense) income:
Interest income	590	100	2,385	333
Interest expense	(744)	(730)	(2,172)	(2,165)
Other (expense) income	(35)	345	(729)	1,189
Total other (expense) income, net	(189)	(285)	(516)	(643)
Net income (loss)	$68,218	$(30,280)	$(15,577)	$(70,875)
Net income (loss) per share attributable to common stockholders, basic	$0.74	$(0.36)	$(0.17)	$(0.93)
Net income (loss) per share attributable to common stockholders, diluted	$0.72	$(0.36)	$(0.17)	$(0.93)
Weighted average common shares outstanding, basic	91,757,614	83,531,617	91,649,035	75,914,361
Weighted average common shares outstanding, diluted	94,953,117	83,531,617	91,649,035	75,914,361
Net income (loss)	68,218	(30,280)	(15,577)	(70,875)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax of $0	(1)	1	58	2
Total other comprehensive income (loss)	(1)	1	58	2
Comprehensive income (loss)	$68,217	$(30,279)	$(15,519)	$(70,873)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands, except share data)

	Common Stock		Additional		Accumulated Other	Total Stockholders’
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Equity (Deficit)
Balance at December 31, 2019	70,143,252	$70	$411,255	$(459,649)	$—	$(48,324)
Issuance of common stock from at the market equity offering	1,230,531	1	4,177		—	4,178
Issuance of common stock upon exercise of stock options	110,967	1	59	—	—	60
Issuance of common stock upon vesting of RSUs, net of tax withholdings	110,000	—	120	—	—	120
Issuance of common stock under ESPP	76,317	—	249	—	—	249
Stock-based compensation expense	—	—	1,959	—	—	1,959
Unrealized loss on investments	—	—	—	—	(10)	(10)
Net loss	—	—	—	(19,881)	—	(19,881)
Balance at March 31, 2020	71,671,067	72	417,819	(479,530)	(10)	(61,649)
Issuance of common stock from at the market equity offering	3,430,453	3	14,845	—	—	14,848
Issuance of common stock upon exercise of stock options	30,314	—	15	—		15
Stock-based compensation expense	—	—	1,914	—	—	1,914
Unrealized gain on investments	—	—	—	—	11	11
Net loss	—	—	—	(20,714)	—	(20,714)
Balance at June 30, 2020	75,131,834	75	434,593	(500,244)	1	(65,575)
Issuance of common stock from public offering, net of commissions, underwriting discounts and offering costs	12,075,000	12	243,736	—	—	243,748
Issuance of common stock from Securities Purchase Agreement, net of offering costs - related party	959,002	1	19,899	—	—	19,900
Issuance of common stock from at the market equity offering	1,126,697	1	5,745	—	—	5,746
Issuance of common stock upon exercise of stock options	1,828,027	2	12,048	—	—	12,050
Issuance of common stock upon vesting of RSUs, net of tax withholdings	15,000	—	—	—	—	—
Issuance of common stock under ESPP plan	78,976	—	213	—	—	213
Stock-based compensation expense	—	—	2,249	—	—	2,249
Unrealized gain on investments	—	—	—	—	1	1
Net loss	—	—	—	(30,280)	—	(30,280)
Balance at September 30, 2020	91,214,536	$91	$718,483	$(530,524)	$2	$188,052

	Common Stock		Additional		Accumulated Other	Total Stockholders’
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Equity
Balance at December 31, 2020	91,459,239	$91	$723,482	$(548,776)	$(47)	$174,750
Issuance of common stock upon exercise of stock options	104,184	1	371	—	—	372
Issuance of common stock upon vesting of RSUs, net of tax withholdings	650	—	—	—	—	—
Issuance of common stock under ESPP	24,191	—	392	—	—	392
Stock-based compensation expense	—	—	3,624	—	—	3,624
Unrealized gain on investments	—	—	—	—	32	32
Net loss	—	—	—	(35,465)	—	(35,465)
Balance at March 31, 2021	91,588,264	92	727,869	(584,241)	(15)	143,705
Issuance of common stock upon exercise of stock options	125,546	—	586	—	—	586
Stock-based compensation expense	—	—	5,078	—	—	5,078
Unrealized gain on investments	—	—	—	—	27	27
Net loss	—	—	—	(48,330)	—	(48,330)
Balance at June 30, 2021	91,713,810	92	733,533	(632,571)	12	101,066
Issuance of common stock upon exercise of stock options	51,938	—	174	—	—	174
Issuance of common stock under ESPP plan	76,226	—	435	—	—	435
Stock-based compensation expense	—	—	5,846	—	—	5,846
Unrealized loss on investments	—	—	—	—	(1)	(1)
Net income	—	—	—	68,218	—	68,218
Balance at September 30, 2021	91,841,974	92	739,988	(564,353)	11	175,738

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(15,577)	$(70,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	14,548	6,122
Depreciation and amortization expense	4,395	5,069
Non-cash operating lease cost	2,292	1,693
Accretion of discount on investments	2,097	(105)
Non-cash interest expense	368	329
Collaboration (profit) loss sharing - related party	(1,127)
Changes in operating assets and liabilities:
Prepaid expenses and other current and long-term assets	(5,001)	(3,054)
Accounts receivable	8,137	(1,608)
Deferred revenue - related party	2,863	(11,917)
Accounts payable	4,781	1,032
Operating lease liabilities	(2,185)	(3,288)
Accrued expenses and other current and long-term liabilities (3)	42,960	919
Net cash provided by (used in) operating activities	58,551	(75,683)
Cash flows from investing activities:
Purchases of property and equipment	(7,988)	(365)
Purchases of investments	(66,342)	(125,995)
Sales and maturities of investments	125,982	42,804
Purchase of restricted investments	(750)	—
Net cash provided by (used in) investing activities	50,902	(83,556)
Cash flows from financing activities:
Proceeds from public offering of common stock, net of commissions, underwriting discounts and offering costs	—	244,020
Proceeds from Securities Purchase Agreement, net of issuance costs - related party	—	20,000
Proceeds from exercise of stock options	1,131	12,065
Proceeds from issuance of common stock and restricted common stock	—	120
Proceeds from at the market equity offering, net of commissions	—	24,772
Issuance of common stock under ESPP	827	462
Net cash provided by financing activities	1,958	301,439
Net increase in cash and cash equivalents	111,411	142,200
Cash, cash equivalents and restricted cash at beginning of period	116,049	65,126
Cash, cash equivalents and restricted cash at end of period	$227,460	$207,326
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,836	$1,843
Supplemental disclosure of non-cash investing and financing activities:
Issuance costs from public offering included in accounts payable and accrued expenses	$—	$272
Securities Purchase Agreement issuance costs included in accounts payable and accrued expenses - related party	$—	$100
Proceeds from exercise of stock options in prepaid expenses and other current assets	$—	$61
Lease liability arising from obtaining right-of-use assets	$4,839	$—
Property and equipment purchases included in accounts payable and accrued expenses	$316	$—

[3]Includes related party amounts of $33,809 and $0 at September 30, 2021 and December 31, 2020, respectively (see Note 10)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business and Basis of Presentation

Seres Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in October 2010 under the name Newco LS21, Inc. In October 2011, the Company changed its name to Seres Health, Inc., and in May 2015, the Company changed its name to Seres Therapeutics, Inc. The Company is a microbiome therapeutics company developing a novel class of live biotherapeutic drugs, which are consortia of microbes designed to treat disease by modulating the microbiome to treat or reduce disease by repairing the function of the microbiome to a non-disease state. The Company’s lead product candidate, SER-109, is designed to reduce further recurrence of Clostridioides difficile infection (“CDI”), a debilitating infection of the colon, in patients who have received antibiotic therapy for recurrent CDI by treating the disruption of the colonic microbiome. In August 2020, the Company announced that SER-109 had achieved its primary endpoint of superiority to placebo in reducing CDI recurrence at week 8 in its Phase 3 ECOSPOR III clinical trial in patients with recurrent CDI. SER-109 was observed to be well tolerated, with no treatment-related serious adverse events observed in the active arm and an adverse event profile comparable to placebo. If approved by the U.S. Food and Drug Administration (“FDA”), we believe SER-109 will be a first-in-field oral microbiome drug. SER-287 and SER-301 are being developed by the Company to treat ulcerative colitis (“UC”). In addition, using its microbiome therapeutics platform, the Company is also developing product candidates to treat diseases where the microbiome is implicated, including SER-155, a consortium of cultivated bacteria, therapeutic candidate designed to reduce morbidity and mortality due to gastrointestinal infections, bacteremia and graft versus host disease (“GvHD”) in immunocompromised patients, including in patients receiving allogeneic hematopoietic stem cell transplantation (“allo-HSCT”) and solid organ transplants. The Company continues to evaluate microbiome pharmacokinetic and pharmacodynamic data from across its clinical and pre-clinical portfolios using its reverse translation microbiome therapeutics capabilities to conduct research on various indications, including pathogen infection and antibiotic resistant bacteria, inflammatory and immune diseases, cancer, and metabolic diseases.

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

As of September 30, 2021, the Company had an accumulated deficit of $564,353 and cash, cash equivalents and short and long-term investments of $353,175. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. As of November 10, 2021, the issuance date of the condensed consolidated financial statements for the nine months ended September 30, 2021, the Company expects that its cash, cash equivalents and short and long-term investments will be sufficient to fund its operating expenses, debt service obligations and capital expenditure requirements for at least the next 12 months. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

The Company is eligible to receive contingent milestone payments under its license and collaboration agreements with Société des Produits Nestlé S.A., successor in interest to Nestec Ltd., and NHSc Pharma Partners (collectively, “Nestlé”) if certain development, regulatory approval or sales target milestones are achieved. NHSc Pharma Partners is affiliated with Société des Produits Nestlé S.A. and Nestlé Health Science US Holdings, Inc. (“Nestlé Health Science”), both of which are significant stockholders of the Company. The milestone payments are uncertain and there is no assurance that the Company will receive any of them. Until such time, if ever, as the Company can generate substantial product revenue, the Company will finance its cash needs through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships, or marketing, distribution or licensing arrangements with third parties. The Company may not be able to obtain funding on acceptable terms, or at all. If the Company is unable to raise additional funds as and when needed, it would have a negative impact on the Company’s financial condition, which may require the Company to delay, reduce or eliminate certain research and development activities and reduce or eliminate discretionary operating expenses, which could constrain the Company’s ability to pursue its business strategies.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on March 2, 2021 (the “Annual Report”).

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The condensed consolidated balance sheet at December 31, 2020 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2021, with the exception of collaborative arrangements.

Collaborative Arrangements

The Company analyzes its collaboration arrangements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities and therefore within the scope of ASC Topic 808, Collaborative Arrangements (“Topic 808”). This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of Topic 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of Topic 808 and which elements of the collaboration are more reflective of a vendor-customer relationship and therefore within the scope of Topic 606. For elements of collaboration arrangements that are accounted for pursuant to Topic 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election. For those elements of the arrangement that are accounted for pursuant to Topic 606, the Company presents the arrangement as collaboration revenue – related party in the condensed consolidated statements of operations and comprehensive income (loss).

For collaboration arrangements that are within the scope of Topic 808, the Company evaluates the income statement classification for presentation of amounts due from or owed to other participants associated with multiple activities in a collaboration arrangement based on the nature of each separate activity. Amounts due from or owed to other participants that are the result of a collaborative relationship instead of a customer relationship are recorded as collaboration (profit) loss sharing in the condensed consolidated statements of operations and comprehensive income (loss).

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options and unvested restricted stock.

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$26,648	$—	$—	$26,648
Commercial paper	—	9,911	—	9,911
Investments:
Commercial paper	—	13,347	—	13,347
Corporate bonds	—	46,748	—	46,748
Certificate of deposits	—	2,272		2,272
Government securities	—	63,348	—	63,348
	$26,648	$135,626	$—	$162,274

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$35,480	$—	$—	$35,480
Commercial paper	—	10,313	—	10,313
Corporate bonds	—	2,014	—	2,014
Investments:
Commercial paper	$—	$12,343	$—	$12,343
Corporate bonds	—	68,289	—	68,289
Certificate of deposits	—	2,272	—	2,272
Government securities	—	104,488	—	104,488
	$35,480	$199,719	$—	$235,199

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Commercial paper, corporate bonds, certificate of deposits and government securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. There were no transfers between Level 1 or Level 2 during the three and nine months ended September 30, 2021 and 2020.

As of September 30, 2021 and December 31, 2020, the Company held restricted investments of $2,150 and $1,400, respectively, which represent certificates of deposit that are classified as Level 2 in the fair value hierarchy.

4. Investments

Investments by security type consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	13,347	$—	$—	$13,347
Corporate bonds	46,742	12	(6)	46,748
Certificate of deposit	2,272	—	—	2,272
Government securities	63,343	7	(2)	63,348
	$125,704	$19	$(8)	$125,715

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$12,343	$—	$—	$12,343
Corporate bonds	68,333	8	(52)	68,289
Certificate of deposits	2,272	-	-	2,272
Government securities	104,491	6	(9)	104,488
	$187,439	$14	$(61)	$187,392

Investments with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the table above. Investments with maturities of less than 12 months are considered current and those investments with maturities greater than 12 months are considered non-current assets.

Excluded from the tables above are restricted investments of $2,150 and $1,400 as the cost approximates current fair value as of September 30, 2021 and December 31, 2020, respectively.

The amortized cost and fair value of investments in commercial paper, corporate bonds, certificate of deposits and government securities by contractual maturity, as of September 30, 2021 and December 31, 2020 were as follows (in thousands):

	Available-for-Sale as of September 30, 2021		Available-for-Sale as of December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Due in 1-year or less	$119,915	$119,927	$137,588	$137,567
Due after 1-year through 5-years	5,789	5,788	49,851	49,825
	$125,704	$125,715	$187,439	$187,392

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Laboratory equipment	$18,261	$15,985
Computer equipment	3,139	2,874
Furniture and office equipment	1,096	1,033
Leasehold improvements	32,555	27,977
Construction in progress	1,020	348
	56,071	48,217
Less: Accumulated depreciation and amortization	(38,716)	(34,320)
	$17,355	$13,897

Depreciation and amortization expense was $1,493, $4,395, $1,576 and $5,069 for the three and nine months ended September 30, 2021 and 2020, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Development and clinical manufacturing costs	$13,530	$6,339
Payroll and payroll-related costs	7,006	6,734
Liability related to 2021 License Agreement (Note 10)	26,734	-
Facility and other	1,630	1,153
	$48,900	$14,226

7. Note Payable

On October 29, 2019 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) pursuant to which a term loan in an aggregate principal amount of up to $50,000 (the “Term Loan Facility”) was available to the Company in three tranches, subject to certain terms and conditions. The first tranche of $25,000 was advanced to the Company on the Closing Date. The Company did not meet the milestone requirements for the second tranche under the Term Loan Facility, and as such, the additional amount up to $12,500 is not available for the Company to borrow. The Company elected not to borrow the third tranche of $12,500, which was available upon Hercules’ approval until June 30, 2021.

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

The Company may prepay advances under the Loan Agreement, in whole or in part, at any time subject to a prepayment charge (the “Prepayment Premium”) equal to: (a) 3.0% of amounts so prepaid, if such prepayment occurs during the first year following the Closing Date; (b) 2.0% of the amount so prepaid, if such prepayment occurs during the second year following the Closing Date, and (c) 1.0% of the amount so prepaid, if such prepayment occurs after the second year following the Closing Date.

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

Upon issuance, the first tranche was recorded as a liability with an initial carrying value of $24,575, net of debt issuance costs. The initial carrying value will be accreted to the repayment amount, which includes the outstanding principal plus the end of term charge, through interest expense using the effective interest rate method over the term of the debt. The effective interest rate is 11.47%. As of September 30, 2021, the carrying value of the debt is $25,462, of which $9,345 is classified as a current liability and $16,117 is classified as a long-term liability on the condensed consolidated balance sheet. As of December 31, 2020, the carrying value of the debt was $25,093, of which $454 was classified as a current liability and $24,639 was classified as a long-term liability on the condensed consolidated balance sheet.

As of September 30, 2021 the future principal payments due under the arrangement, excluding interest and the end of term charge, are as follows (in thousands):

Year Ending December 31,	Principal
2021 (remaining 3 months)	$949
2022	11,970
2023	12,081
Total	$25,000

During the three and nine months ended September 30, 2021 and 2020, the Company recognized $744, $2,172, $730 and $2,165, respectively, of interest expense related to the Loan Agreement, which is reflected in interest expense on the condensed consolidated statement of operations and comprehensive income (loss).

8. Common Stock and Stock-Based Awards

On May 21, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $150,000, from time to time, through an “at the market” equity offering program under which Cowen acts as sales agent. As of September 30, 2021, the Company had not sold any shares of common stock under the Sales Agreement.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2020	10,037,130	$9.54	7.87	$156,627
Granted	2,825,431	22.27
Exercised	(281,668)	3.89
Forfeited	(1,677,450)	12.11
Outstanding as of September 30, 2021	10,903,443	$11.28	7.54	$19,879,702
Options exercisable as of September 30, 2021	5,197,692	$8.34	6.24	$10,950,342

The weighted average grant-date fair value of stock options granted during the three and nine months ended September 30, 2021 and 2020 was $10.08, $17.89, $18.12 and $3.03 per share, respectively.

During the three months ended March 31, 2019, the Company granted performance-based stock options to employees for the purchase of an aggregate of 1.1 million shares of common stock with a grant date fair value of $4.58 per share. These stock options are exercisable only upon achievement of specified performance targets. During the three months ended March 31, 2021, the Company modified the determination date to achieve the specified performance targets for 50% of the performance-based stock options. The determination date to achieve the specified performance targets was not modified for the remaining 50% of the performance-based stock options and these options expired on April 1, 2021. As of September 30, 2021, none of the options were exercisable because none of the specified performance targets had been achieved. Because achievement of the specified performance targets was not deemed probable as of September 30, 2021, the Company did not record any expense for these performance-based stock options.

Additionally, during the three months ended March 31, 2021, the Company granted performance-based stock options to employees for the purchase of an aggregate 440 thousand shares of common stock with a grant date fair value of $14.93 per share. These stock options are exercisable only upon achievement of specified performance targets. As of September 30, 2021, none of these options were exercisable because none of the specified performance targets had been achieved. Because achievement of the specified performance targets was not deemed probable as of September 30, 2021, the Company did not record any expense for these stock options in the three and nine months ended September 30, 2021.

Restricted Stock Units

The Company has granted restricted stock units ("RSUs") with time-based vesting conditions. The table below summarizes the Company’s restricted stock unit activity since December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2020	6,500	$25.36
Granted	565,798	$21.17
Vested	(650)	$25.36
Forfeited	(13,452)	$24.88
Unvested restricted stock units as of September 30, 2021	558,196	$21.12

The Company has granted RSUs with service-based vesting conditions. RSUs represent the right to receive shares of common stock upon meeting specified vesting requirements. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the service-based vesting conditions of each award. During the nine months ended September 30, 2021, the Company granted 565,798 RSUs. RSU’s generally vest over four years, with 25% vesting after one year, and the remaining 75% vesting quarterly over the next 3 years, subject to continued service to the Company through the applicable vesting date.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expenses	$2,718	$1,368	$7,564	$3,358
General and administrative expenses	3,128	881	6,984	2,764
	$5,846	$2,249	$14,548	$6,122

9. Net Income (Loss) per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic Earnings Per Share:
Numerator:
Net income (loss)	$68,218	$(30,280)	$(15,577)	$(70,875)
Income (loss) attributable to common stockholders - basic	$68,218	$(30,280)	$(15,577)	$(70,875)

Denominator:
Weighted-average shares outstanding	91,757,614	83,531,617	91,649,035	75,914,361
Net income (loss) per share applicable to common stockholders - basic	$0.74	$(0.36)	$(0.17)	$(0.93)

Diluted Earnings Per Share:
Numerator:
Net income (loss)	$68,218	$(30,280)	$(15,577)	$(70,875)
Income (loss) attributable to common stockholders - diluted	$68,218	$(30,280)	$(15,577)	$(70,875)

Denominator:
Weighted-average shares outstanding	91,757,614	83,531,617	91,649,035	75,914,361

Dilutive impact from:
Stock options to purchase common stock	3,186,762	—	—	—
Unvested restricted stock units	8,741	—	—	—
Weighted-average shares outstanding - diluted	94,953,117	83,531,617	91,649,035	75,914,361
Net income (loss) per share applicable to common stockholders - diluted	$0.72	$(0.36)	$(0.17)	$(0.93)

Anti-dilutive potential common stock equivalents excluded from the calculation of net income (loss) per share:
Stock options to purchase common stock	7,716,681	9,802,633	10,903,443	9,802,633
Unvested restricted stock units	549,455	—	558,196	—

The effect of dilutive securities was calculated using the treasury stock method.

The anti-dilutive potential common stock equivalents for the three months ended September 30, 2021 were excluded from the computation of diluted net income per share attributable to common stockholders because those stock options to purchase common stock and restricted stock units had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods.

The anti-dilutive potential common stock equivalents for the nine months ended September 30, 2021 and the three and nine months ended September 30, 2020 were excluded from the computation of diluted net loss per share attributable to common stockholders because those stock options to purchase common stock and restricted stock units had an anti-dilutive impact as the Company reported a net loss attributable to common stockholders for those periods.

10. Collaboration Revenue

License Agreement with NHSc Pharma Partners (Nestlé)

Summary of Agreement

In July 2021, the Company entered into a license agreement (the “2021 License Agreement”) with Nestlé. Under the terms of the Agreement, the Company granted Nestlé a co-exclusive, sublicensable (under certain circumstances) license to develop, commercialize and conduct medical affairs activities for (i) therapeutic products based on the Company's microbiome technology (including the Company's SER-109 product candidate) that are developed by the Company or on the Company's behalf for the treatment of CDI and recurrent CDI, as well as any other indications pursued for the products upon mutual agreement of the parties (the “2021 Field”) in the United States and Canada (the “2021 Licensed Territory”), and (ii) the Company's SER-109 product candidate and any improvements and modifications thereto developed pursuant to the terms of the 2021 License Agreement (the "2021 Collaboration Products") for any indications in the 2021 Licensed Territory. The Company is responsible for completing development of SER-109 in the 2021 Field in the United States until first regulatory approval for SER-109 is obtained.

Nestlé has the sole right to commercialize SER-109 in the 2021 Licensed Territory in accordance with a commercialization plan. Both parties will perform medical affairs activities in the 2021 Licensed Territory in accordance with a medical affairs plan. The Company will be responsible for the manufacturing and supply for commercialization under a supply agreement that will be entered into between the parties. Both parties will perform pre-launch activities of SER-109 prior to the first commercial sale in the United States. The Company is responsible for funding the pre-launch activities until first commercial sale of SER-109 in the 2021 Licensed Territory and in accordance with a pre-launch plan, up to a specified cap. Following first commercial sale of SER-109, the Company will be entitled to an amount equal to 50% of the commercial profits.

In connection with the 2021 License Agreement, the Company received an upfront payment of $175,000. The Company is eligible to receive additional payments of up to $360,000 if certain regulatory and sales milestones are achieved. The potential future milestone payments include up to $135,000 for the achievement of specified regulatory milestones and up to $225,000 for the achievement of specified net sales milestones.

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

Accounting Analysis

The 2021 License Agreement represents a separate contract between Nestlé and the Company. The 2021 License Agreement is within the scope of Accounting Standard Update 2018-18, Collaborative Arrangements (Topic 808), and has elements that are within the scope of Topic 606 and Topic 808.

The Company identified the following promises in the 2021 License Agreement that were evaluated under the scope of Topic 606: (i) delivery of a co-exclusive license for SER-109 to develop, commercialize and conduct medical affairs in the United States and Canada; (ii) services to be performed in accordance with the development and regulatory activity plan to obtain regulatory approval of SER-109 in the United States. The Company also evaluated whether certain options outlined within the 2021 License Agreement represented material rights that would give rise to a performance obligation and concluded that none of the options convey a material right to Nestlé and therefore are not considered separate performance obligations within the 2021 License Agreement.

The Company assessed the above promises and determined that the co-exclusive license for SER-109 and the services to obtain regulatory approval of SER-109 in the United States are reflective of a vendor-customer relationship and therefore represent performance obligations within the scope of Topic 606. The co-exclusive license for SER-109 in the United States and Canada is considered functional intellectual property and distinct from other promises under the contract as Nestlé can benefit from the license on its own or together with other readily available resources. The services performed by the Company to obtain regulatory approval of SER-109 are not complex or specialized, could be performed by another qualified third party, are not expected to significantly modify or customize the license given that SER-109 is late-stage intellectual property that has completed clinical development and the services are expected to be performed over a short period of time. Therefore, the license and the services each represents a separate performance obligation within a contract with a customer under the scope of Topic 606 at contract inception.

The Company considers the collaborative pre-launch activities and commercialization activities to be separate units of account within the scope of Topic 808 and are not deliverables under Topic 606. The Company and Nestlé are both active participants in the pre-launch activities and commercialization activities and are exposed to significant risks and rewards that are dependent on the commercial success of the activities in the arrangement.

The up-front payment of $175,000 compensated the Company for: (i) the co-exclusive license for SER-109 to develop, commercialize and conduct medical affairs in the United States and Canada, (ii) services performed in accordance with the development and regulatory activity plan to obtain regulatory approval of SER-109 in the United States and (iii) pre-launch activities performed by Nestlé and the Company until the first commercial sale of SER-109 in the United States. The commercialization activities, which include the commercial manufacturing, participation on joint steering committees and medical affairs work, that occur after regulatory approval of SER-109 in the United States, are part of the 50/50 sharing of commercial profits. Therefore, the up-front payment of $175,000 does not compensate the Company for these activities.

The Company allocated the $175,000 between the Topic 606 unit of account and the Topic 808 unit of account by determining the standalone selling price (SSP) of each good or service. The selling price of each good or service was determined based on the Company’s SSP with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The Company determined the transaction price under Topic 606 to be $139,500 and the Topic 808 amount to be $35,500 at the inception of the 2021 License Agreement.

The Company determined that any variable consideration related to regulatory milestones is deemed to be fully constrained and therefore excluded from the transaction price due to the high degree of uncertainty and risk associated with these potential payments, as the Company determined that it could not assert that it was probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company also determined that sales milestones relate solely to the license of intellectual property and are therefore excluded from the transaction price under the sales- or usage-based royalty exception of Topic 606. Revenue related to these sales milestones will only be recognized when the associated sales occur, and relevant thresholds are met.

The Topic 606 transaction price of $139,500 has been allocated to the co-exclusive license for SER-109 and the services performed in accordance with the development and regulatory activity plan to obtain regulatory approval of SER-109 in the United States based on the Company’s SSP. The Company recognizes revenue for the license performance obligation at a point in time, that is upon transfer of the license to Nestlé. As control of the license was transferred in July 2021, the Company recognized $131,343 of collaboration revenue - related party during the three and nine months ended September 30, 2021 under the 2021 License Agreement. The amount allocated to the services performance obligation was not material.

The amount allocated to the Topic 808 unit of accounting relates to the pre-launch activities performed prior to the first commercial sale of SER-109 and was determined to be $35,500 based on standalone selling price.

The Company recorded the $35,500 in total liabilities on its condensed consolidated balance sheet at the inception of the arrangement. On a quarterly basis, the Company and Nestlé will provide financial information about the pre-launch activities performed by both parties. The Company will reduce the $35,500 liability as the pre-launch activities are performed and it makes payments to Nestlé for the pre-launch costs Nestlé incurs. As of September 30, 2021, there is $26,734 included in accrued expenses and other current liabilities and $7,075 included in other long-term liabilities.

The cost associated with pre-launch activities performed by the Company will be recorded within total operating expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss). In the three and nine months ended September 30, 2021, the Company recognized $1,117 in research and development expenses and $1,701 in general and administrative expenses associated with pre-launch activities performed.

As the Company and Nestlé are both active participants in the pre-launch activities, the sharing of 50% of the pre-launch costs will be recognized in collaboration (profit) loss sharing - related party in the Company’s condensed consolidated statements of operations and comprehensive income (loss). The Company recorded $1,127 of income in the collaboration (profit) loss sharing line for the three and nine months ended September 30, 2021.

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

At contract inception, the Company determined that the $120,000 non-refundable upfront amount constituted the entirety of the consideration to be included in the transaction price as the development, regulatory, and commercial milestones were fully constrained. During the year ended December 31, 2016, the Company received $10,000 from Nestlé in connection with the initiation of the Phase 1b study for SER-262 in CDI. During the year ended December 31, 2017, the Company received $20,000 from Nestlé in connection with the initiation of the Phase 3 study for SER-109. During the year ended December 31, 2018, the Company received $40,000 from Nestlé in connection with the initiation of the Phase 2b study for SER-287. During the year ended December 31, 2020, the Company received $10,000 from Nestlé in connection with the initiation of the Phase 1b SER-301 study. As of September 30,

2021, the aggregate amount of the transaction price allocated to the performance obligation of the 2016 License Agreement was approximately $200,000.

During the three and nine months ended September 30, 2021 and 2020, using the cost-to-cost method, which best depicts the transfer of control to the customer, the Company recognized ($5,883), $4,028, $80 and $10,728 of collaboration revenue – related party, respectively. During the three months ended September 30, 2021, the Company increased its estimate of the future costs that would be incurred from on-going research and development services to complete its performance obligation under the License Agreement that is recognized over time using an input method. The increase in the Company’s estimate of the future costs was based on information received in the quarter regarding clinical trial design and resulted in a reduction in collaboration revenue – related party for the three months ended September 30, 2021 of $5,883.

As of September 30, 2021 and December 31, 2020, there was $104,146 and $108,174, respectively, of deferred revenue related to the unsatisfied portion of the performance obligation under the 2016 License Agreement. As of September 30, 2021, the deferred revenue is classified as current or non-current in the condensed consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next 12 months, which is determined by the cost-to-cost method which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation. All costs associated with the 2016 License Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive income (loss).

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

For the three and nine months ended September 30, 2020, the Company recognized collaboration revenue of $0 and $2,016, respectively, under the Research Agreement. No collaboration revenue was recognized for three and nine months ended September 30, 2021, as the Company's performance obligations under the Research Agreement ended December 31, 2020.

Contract Balances from Contracts with Customers

The following table presents changes in the Company’s contract liabilities during the nine months ended September 30, 2021 and 2020 (in thousands):

	Balance as of December 31, 2020	Additions	Deductions	Balance as of September 30, 2021
Nine Months Ended September 30, 2021
Contract liabilities:
Deferred revenue - related party	$108,174	8,157	(5,294)	$111,037

	Balance as of December 31, 2019	Additions	Deductions	Balance as of September 30, 2020
Nine Months Ended September 30, 2020
Contract liabilities:
Deferred revenue - related party	$110,071	—	(10,728)	$99,343
Deferred revenue	$9,668	827	(2,016)	$8,479

During the three and nine months ended September 30, 2021 and 2020 the Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$(4,618)	$-	$4,028	$11,837

When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Revenue is recognized from the contract liability over time using the cost-to-cost method.

11. Commitments and Contingencies

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2021 or December 31, 2020.

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

The Company did not accrue any liabilities related to legal contingencies in its condensed consolidated financial statements as of September 30, 2021 or December 31, 2020.

12. Income Taxes

The Company did not provide for any income taxes in its condensed consolidated statement of operations and comprehensive income (loss) for the three and nine month periods ended September 30, 2021 or 2020. While the Company has net income for the three months ended September 30, 2021, the Company is projecting book and tax losses for the twelve months ended December 31, 2021, for which it is more likely than not that the Company will not realize a benefit for as the Company has recorded a full valuation allowance against its deferred tax assets. Therefore, the Company has not recorded any income taxes for the three and nine months ended September 30, 2021 and 2020.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of September 30, 2021 and December 31, 2020. Management reevaluates the positive and negative evidence at each reporting period.

As of September 30, 2021 and December 31, 2020, the Company had no accrued interest or tax penalties recorded. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company is currently under examination by the Internal Revenue Service ("IRS") for the period ended December 31, 2018 related to its R&D tax credits. The Company's tax years are still open under statute from 2011 to present. All years may be examined to the extent the tax credit or net operating loss carryforwards are used in future periods.

13. Related Party Transactions

As described in Note 10, in July 2021, the Company entered into the 2021 License Agreement with NHSc Pharma Partners (together with Société des Produits Nestlé S.A., “Nestlé”). NHSc Pharma Partners is an affiliate of two of the Company's significant stockholders, Société des Produits Nestlé S.A. and Nestlé Health Science U.S. Holdings, Inc. During the three and nine months ended September 30, 2021, the Company recognized $132,608 of related party revenue associated with the 2021 License Agreement. As of the three and nine months ended September 30, 2021 there was $6,891 of deferred revenue related to the 2021 License Agreement, which is classified as current or non-current in the condensed consolidated balance sheets. As of September 30, 2021 there was $26,734 included in accrued expenses and other liabilities and $7,075 included in other long term liabilities related to the 2021 License Agreement. The Company has made no payments to Nestlé during the three and nine months ended September 30, 2021. There is no amount due from Nestlé as of September 30, 2021.

As described in Note 10, in January 2016, the Company entered into the 2016 License Agreement with Société des Produits Nestlé S.A. (successor in interest to Nestec, Ltd.) for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. Société des Produits Nestlé S.A. and its affiliate Nestlé Health Science U.S. Holdings, Inc. are two of the Company's significant stockholders. During the three and nine months ended September 30, 2021 and 2020, the Company recognized ($5,883), $4,028, $80 and $10,728 of related party revenue associated with the 2016 License Agreement, respectively. As of September 30, 2021 and December 31, 2020 there was $104,146 and $108,174 of deferred revenue related to the 2016 License Agreement, which is classified as current or non-current in the condensed consolidated balance sheets. The Company has made no payments to Nestlé during the three and nine months ended September 30, 2021 and 2020. There is no amount due from Nestlé as of September 30, 2021.

In August 2020, the Company entered into the Securities Purchase Agreement with Nestlé for the sale of 959,002 shares of its common stock at a purchase price of $20.855 per share (the “concurrent placement”). The Company received aggregate net proceeds from the concurrent placement of approximately $19,900 after deducting offering expenses payable by the Company.

In July 2019, the Company entered into a sublease agreement with Flagship Pioneering, one of the Company’s significant stockholders, to sublease a portion of its office and laboratory space in Cambridge, Massachusetts. The term of the sublease agreement commenced in July 2019 and ends on the last day of the 24th calendar month following commencement. In the second quarter of 2021, the sublease agreement was extended to November 2021. Under this agreement, the Company recorded other income of $437, $1,361, $458 and $1,357 during the three and nine months ended September 30, 2021 and 2020 respectively. The Company received cash payments of $437, $1,361, $458 and $1,357 during the three and nine months ended September 30, 2021 and 2020, respectively.

14. Subsequent Events

Bacthera Long Term Manufacturing Agreement

On November 8, 2021, the Company entered into a Long Term Manufacturing Agreement (together with its exhibits, the “Bacthera Agreement”) with BacThera AG (“Bacthera”), a joint venture between Chr. Hansen and a Lonza Group affiliate. The Bacthera Agreement governs the general terms under which Bacthera, or one of its affiliates, will (i) construct a dedicated full-scale production suite for the Company at Bacthera’s Microbiome Center of Excellence in Visp, Switzerland, which is currently under construction; and (ii) provide manufacturing services to the Company for its SER-109 product and, if agreed by the parties, SER-287 product.

Under the terms of the Bacthera Agreement, the Company has agreed to pay Bacthera a total of at least 240,000 CHF (or approximately $262,000) for the initial term of the agreement, inclusive of the construction fees and annual operating fees (commencing with the completion of construction). The annual operating fee includes the cost of a baseline annual batch production volume. The Company has also agreed to pay certain other ancillary fees and a per-batch fee in excess of the baseline batches. These fees are subject to adjustment during construction for certain items outside of Bacthera’s control and annually against an agreed index. The Company will supply the active pharmaceutical ingredients to Bacthera to enable it to perform the services and pay for certain other raw materials and manufacturing components, which will be acquired by Bacthera.

The Bacthera Agreement has an initial term that continues until the tenth anniversary of the earlier of (a) successful completion of construction and demonstration of Bacthera’s readiness for commercial production or (b) the commencement of manufacturing.

The initial term is subject to renewals, which could extend the term to 16 years, and additional three-year terms thereafter. Each party has the ability to terminate the Bacthera Agreement upon the occurrence of certain customary conditions. The Company may also terminate the Bacthera Agreement for convenience after a defined period. In the event of a termination, the Company has certain financial obligations that would apply, and Bacthera has agreed to grant a license to Bacthera-developed manufacturing know how, if any, and provide technical assistance to the Company, so that the Company could transfer the manufacturing operations to itself or a third party. The Bacthera Agreement also contains representations, warranties and indemnity obligations as well as limitations of liability that are customary for agreements of this type.

Letter Agreement with David S. Ege, Ph.D.

On November 4, 2021, the Company entered into a letter agreement with David Ege, Ph.D. pursuant to which the Company agreed to pay Dr. Ege a special, one-time cash bonus in a lump sum amount of $131, less applicable withholdings (the “Special Bonus”). The Special Bonus will be paid by December 4, 2021, subject to Dr. Ege’s continued employment on the date of payment. Furthermore, if his employment is terminated by the Company for “Cause” or by his resignation without “Good Reason” (as such capitalized terms are defined in the employment agreement that he has entered into with the Company), in either case, within two years following the payment of the Special Bonus, Dr. Ege is required to repay the net amount of the Special Bonus to the Company within ten days following termination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021, or the Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, such as statements regarding our plans, objectives, expectations, intentions and projections, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

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

Our highest priority is preparing a biologics license application, or BLA, for submission to the U.S. Food and Drug Administration, or FDA, and preparing for potential commercialization of SER-109, an investigational oral microbiome therapeutic for recurrent Clostridioides difficile infection, or CDI; we intend to seek agreement with the FDA to begin a rolling BLA submission for SER-109 in the first half of 2022 and to finalize the submission with data from the safety database in mid-2022.

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

Many of our product candidates are still in preclinical development or early-stage discovery. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss was $15.6 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $564.4 million and cash, cash equivalents and short and long-term investments totaling $353.2 million. As of November 10, 2021, the issuance date of the condensed consolidated financial statements for the nine months ended September 30, 2021, we expect that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses, capital expenditure requirements and debt service obligations for at least the next 12-months from issuance of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

We believe the SER-109 safety results across completed studies have been favorable, with an adverse event profile comparable to subjects who received placebo. In September 2021, we achieved enrollment of 300 subjects with the ECOSPOR IV open-label study. The target enrollment of a minimum of 300 subjects for the SER-109 safety database was reached in conjunction with a prior completed Phase 3 study, ECOSPOR III. Seres is required by the FDA to demonstrate safety of SER-109 in at least 300 subjects who have received the dose to be commercialized, consistent with standard FDA guidance, with a 24-week follow-up period, to support a BLA submission. The ECOSPOR IV open-label study includes patients with recurrent CDI, including individuals with a first recurrence of CDI. We intend to seek agreement with the FDA to begin a rolling BLA submission for SER-109 in the first half of 2022 and finalize the submission with data from the safety database in mid-2022.

In November 2021, we initiated a SER-109 expanded access program at various sites across the United States. The program is designed to enable eligible adults with recurrent CDI to obtain access to SER-109 prior to a potential FDA product approval.

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

Both dosing regimens of SER-287 were generally well tolerated. Treatment emergent adverse events, or AEs, were observed in 67.6%, 46.2% and 50.7% of subjects in the induction dose, step-down dose (both of which included six days of oral vancomycin preconditioning) and placebo treatment arms, respectively. The majority of observed AEs were mild or moderate in severity. The most commonly observed AEs were UC, diarrhea, nausea and abdominal distension. Four participants on active treatment reported serious treatment emergent adverse events (worsening ulcerative colitis, colonic dysplasia, congestive heart failure with decreased hemoglobin, and appendicitis), as did one on placebo (worsening ulcerative colitis).

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

SER-301

We are also advancing our next generation, rationally-designed, cultivated microbiome drug discovery and development capabilities, focusing on advancing SER-301, a therapeutic candidate for UC. SER-301 is a consortia of cultivated bacteria designed using our reverse translational discovery platform that incorporates analysis of microbiome biomarkers from human clinical data and preclinical assessments using human cell-based assays and in vitro/ex vivo and in vivo disease models. SER-301 is formulated for oral delivery. The design of SER-301 incorporates insights obtained from the SER-287 Phase 1b clinical and microbiome results, as well as from our clinical portfolio more broadly, and additional functional data from preclinical assessments, in order to enhance desired pharmacological properties.

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

In November 2020 we enrolled our first patient in the SER-301 Phase 1b study. This initial clinical study of SER-301 is being conducted in Australia and New Zealand. As a result of enrolling the first patient in the clinical study, we received a $10.0 million milestone payment under our collaboration and license agreement, or the 2016 License Agreement, with Société des Produits Nestlé S.A., (or, together with NHSc Pharma Partners, Nestlé, successor in interest to Nestec, Ltd.).

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
•
make strategic investments in our research discovery and development platforms and capabilities, including identifying candidates for additional disease indications;
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

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors and our clinical investigative sites. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our financial statements as prepaid or accrued research and development expenses. All costs associated with the 2016 License Agreement with Nestlé are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive income (loss).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Microbiome therapeutics platforms	$23,559	$12,456	$61,735	$36,744
SER-109	13,309	5,668	31,709	12,199
SER-287	1,568	3,870	7,976	13,109
Early stage programs	1,446	1,867	3,719	3,651
Total research and development expenses	$39,882	$23,861	$105,139	$65,703

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we complete clinical development, seek regulatory approval, and prepare for commercialization of SER-109, re-evaluate the clinical development of SER-287, continue to discover and develop additional product candidates, including SER-301 and SER-155 and pursue later stages of clinical development of our product candidates.

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

We expect that our general and administrative expenses will increase in the future as we increase our headcount to support the potential growth in our research and development activities and the potential commercialization of our product candidates, and as we conduct pre-launch activities to prepare for commercialization of SER-109. We also may continue to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing rules and the requirements of the Securities and Exchange Commission, or the SEC, director and officer insurance costs and investor and public relations costs.

Collaboration (Profit) Loss Sharing - related party

Collaboration (profit) loss sharing – related party includes 50% sharing of the profit or loss related to the pre-launch activities and commercialization activities associated with the license agreement that we entered into with NHSc Pharma Partners (Nestle) in July 2021 as discussed in Note 10 to our condensed consolidated financial statements.

Other Income (Expense), Net

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and investments.

Interest Expense

Interest expense consists of interest incurred under our loan and security agreement with Hercules.

Other (Expense) Income

Other (expense) income primarily consists of amortization of premium on investments and sublease income.

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. While we have net income for the three months ended September 30, 2021, we are projecting book and tax losses for the twelve months ended December 31, 2021, for which it is more likely than not that we will not realize a benefit for as we have recorded a full valuation allowance against our deferred tax assets. Thus, we did not provide for any income taxes in the three and nine months ended September 30, 2021 or 2020.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 2, 2021, or the Annual Report, are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. Except as discussed in Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report with respect to collaborative arrangements, there have been no material changes to that information disclosed in our Annual Report during the three and nine months ended September 30, 2021.

Results of Operations

Comparison of Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$126,725	$80	$126,645
Grant revenue	—	1,337	(1,337)
Collaboration revenue	—	—	—
Total revenue	126,725	1,417	125,308
Operating expenses:
Research and development	39,882	23,861	16,021
General and administrative	19,563	7,551	12,012
Collaboration (profit) loss sharing - related party	(1,127)	—	(1,127)
Total operating expenses	58,318	31,412	26,906
Income (loss) from operations	68,407	(29,995)	98,402
Other (expense) income:
Interest income	590	100	490
Interest expense	(744)	(730)	(14)
Other (expense) income	(35)	345	(380)
Total other (expense) income, net	(189)	(285)	96
Net income (loss)	$68,218	$(30,280)	$98,498

Revenue

Total revenue was $126.7 million and $1.4 million for the three months ended September 30, 2021 and 2020, respectively. The total increase of $125.3 million was primarily due to collaboration revenue recognized from the co-commercialization license agreement entered into with Nestlé Health Science during the third quarter of 2021.

Research and Development Expenses

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Microbiome therapeutics platforms	$23,559	$12,456	$11,103
SER-109	13,309	5,668	7,641
SER-287	1,568	3,870	(2,302)
Early stage programs	1,446	1,867	(421)
Total research and development expenses	$39,882	$23,861	$16,021

Research and development expenses were $39.9 million for the three months ended September 30, 2021, compared to $23.9 million for the three months ended September 30, 2020. The increase of $16.0 million was due primarily to the following:

•
an increase of $11.1 million in research expenses related to our microbiome therapeutics platforms due primarily to increases in employee related costs of $9.1 million and facility-related costs of $2.0 million;
•
an increase of $7.6 million in expenses related to our SER-109 program due primarily to increases in facility-related costs of $3.7 million, clinical trial consulting expense of $2.1 million, R&D consultant related costs of $1.6 million, contract manufacturing costs of $1.0 million, and partially offset by a decrease in sequencing work costs of $0.7 million;

•
a decrease of $2.3 million in expenses for our SER-287 program due primarily to a decrease in clinical trial consulting expense of $1.8 million and R&D consultant related costs of $0.4 million; and
•
a decrease of $0.4 million in expenses for our early stage programs due primarily to a decrease in facility-related costs of $0.2 million and sequencing works costs of $0.2 million.

General and Administrative Expenses

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Personnel related (including stock-based compensation)	$6,792	$2,659	$4,133
Professional fees	10,586	3,354	7,232
Facility-related and other	2,185	1,538	647
Total general and administrative expenses	$19,563	$7,551	$12,012

General and administrative expenses were $19.6 million for the three months ended September 30, 2021, compared to $7.6 million for the three months ended September 30, 2020. The increase of $12.0 million was due primarily to the following:

•
an increase in personnel related costs of $4.1 million primarily related to increases in employee stock-based compensation expense of $2.2 million, salaries and related payroll taxes of $1.3 million, and employee bonus expense of $0.5 million;
•
an increase in professional fees of $7.2 million primarily due to increases in professional service and consulting fees of $6.7 million and recruiting fees of $0.5 million; and
•
an increase in facility-related and other costs of $0.6 million primarily due to an increase in IT-related expenses of $0.8 million and lab and office supplies of $0.2 million.

Collaboration (Profit) Loss Sharing - related party

Collaboration (profit) loss sharing – related party was $1.1 million of income to us for the three months ended September 30, 2021. There was no collaboration (profit) loss sharing for the three months ended September 30, 2020. For the three months ended September 30, 2021 we incurred $2.8 million of pre-launch expenses which we recorded within research and development expense or general and administrative expense based on the nature of the underlying expense. Our collaborative partner incurred $0.6 million of pre-launch expenses for the three months ended September 30, 2021. Therefore, the $1.1 million of income recorded represents the sharing of 50% of the pre-launch expenses and represents income to us because we performed more of the pre-launch activities than our collaborative partner.

Other (Expense) Income, Net

Other (expense) income, net for the three months ended September 30, 2021 and 2020 was $0.2 million of expense and $0.3 million of expense, respectively. The $0.1 million reduction in other (expense) income, net was primarily due to an increase in interest income of $0.5 million, offset by an increase in other expense of $0.4 million, primarily related to the amortization of investments.

Comparison of Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$136,636	$10,728	$125,908
Grant revenue	1,070	2,907	(1,837)
Collaboration revenue	-	2,016	(2,016)
Total revenue	137,706	15,651	122,055
Operating expenses:
Research and development	105,139	65,703	39,436
General and administrative	48,755	20,180	28,575
Collaboration (profit) loss sharing - related party	(1,127)	-	(1,127)
Total operating expenses	152,767	85,883	66,884
Loss from operations	(15,061)	(70,232)	55,171
Other (expense) income:
Interest income	2,385	333	2,052
Interest expense	(2,172)	(2,165)	(7)
Other (expense) income	(729)	1,189	(1,918)
Total other income (expense), net	(516)	(643)	127
Net loss	$(15,577)	$(70,875)	$55,298

Revenue

Total revenue was $137.7 million and $15.7 million for the nine months ended September 30, 2021 and 2020, respectively. The total increase of $122.1 million was primarily due to collaboration revenue recognized from the co-commercialization license agreement entered into with Nestlé Health Science during the third quarter of 2021.

Research and Development Expenses

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Microbiome therapeutics platforms	$61,735	$36,744	$24,991
SER-109	31,709	12,199	19,510
SER-287	7,976	13,109	(5,133)
Early stage programs	3,719	3,651	68
Total research and development expenses	$105,139	$65,703	$39,436

Research and development expenses were $105.1 million for the nine months ended September 30, 2021 and $65.7 million for the nine months ended September 30, 2020. The increase of $39.4 million was due primarily to the following:

•
an increase of $25.0 million in research expenses related to our microbiome therapeutics platforms, due primarily to increases in employee related costs of $21.4 million and facility-related costs of $4.1 million, and partially offset by a decrease in depreciation expense of $0.6 million;
•
an increase of $19.5 million in expenses related to our SER-109 program due primarily to increases in facility-related costs of $6.4 million, clinical trial consulting expense of $5.4 million, R&D consultant related costs of $5.1 million, and contract manufacturing costs of $2.6 million;
•
a decrease of $5.1 million in expenses for our SER-287 program due primarily to decreases in clinical trial consulting expenses of $3.2 million, facility-related costs of $1.4 million, R&D consultant related costs of $0.7 million, and contract manufacturing costs of $0.3 million, and partially offset by an increase of $0.5 million in sequencing work costs; and
•
an increase of $0.1 million in expenses for our early stage programs due primarily to an increase in clinical trial consulting expense of $1.2 million, and partially offset by decreases in sequencing work costs of $0.5 million, R&D consultant related costs of $0.3 million and facility-related costs of $0.2 million.

General and Administrative Expenses

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Personnel related (including stock-based compensation)	$16,520	$7,304	$9,216
Professional fees	25,533	8,676	16,857
Facility-related and other	6,702	4,200	2,502
Total general and administrative expenses	$48,755	$20,180	$28,575

General and administrative expenses were $48.8 million for the nine months ended September 30, 2021 compared to $20.2 million for the nine months ended September 30, 2020. The increase of $28.6 million was due primarily to the following:

•
an increase in personnel related costs of $9.2 million due primarily to increases in employee stock-based compensation expense of $4.2 million, salaries and related payroll taxes of $3.8 million, and employee bonus expense of $1.2 million;
•
an increase in professional fees of $16.9 million due primarily to increases in professional service and consulting fees of $13.5 million, recruiting fees of $2.1 million and legal, accounting and bank fees of $1.2 million; and
•
an increase in facility-related and other costs of $2.5 million due primarily to increases in IT-related expenses of $1.3 million and lab and office supplies of $1.2 million.

Collaboration (Profit) Loss Sharing - related party

Collaboration (profit) loss sharing – related party was $1.1 million of income to us for the nine months ended September 30, 2021. There was no collaboration (profit) loss sharing for the nine months ended September 30, 2020. For the nine months ended September 30, 2021 we incurred $2.8 million of pre-launch expenses which we recorded within research and development expense or general and administrative expense based on the nature of the underlying expense. Our collaborative partner incurred $0.6 million of pre-launch expenses for the nine months ended September 30, 2021. Therefore, the $1.1 million of income recorded represents the sharing of 50% of the pre-launch expenses and represents income to us because we performed more of the pre-launch activities than our collaborative partner.

Other (Expense) Income, Net

Other (expense) income, net for the nine months ended September 30, 2021 and 2020 was $0.5 million of expense and $0.6 million of expense, respectively. The $0.1 million reduction in other (expense) income, net was primarily due to an increase in interest income of $2.1 million, offset by an increase in other expense of $1.9 million, primarily related to the amortization of investments.

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

In May 2021, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $150,000, from time to time, through an “at the market” equity offering program under which Cowen acts as sales agent. As of September 30, 2021, we have not sold any shares of common stock under the Sales Agreement.

As of September 30, 2021, we had cash, cash equivalents and short- and long-term investments totaling $353.2 million and an accumulated deficit of $564.4 million. As of November 10, 2021, the issuance date of the interim condensed consolidated financial statements for the nine months ended September 30, 2021, we expect our cash, cash equivalents and investments will be sufficient to fund our operating expenses, debt service obligations and capital expenditure requirements for at least the next 12 months from the issuance of such unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Collaboration and Manufacturing Agreements

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

License Agreement with NHSc Pharma Partners (Nestlé)

On July 1, 2021, we entered into a License Agreement, or the 2021 License Agreement, with NHSc Pharma Partners, or, together with Société des Produits Nestlé S.A, Nestlé. Pursuant to the 2021 License Agreement, we granted to Nestlé, under certain of our patent rights and know how, a co-exclusive, sublicensable (under certain circumstances) license to develop, commercialize and conduct medical affairs activities for (i) therapeutic products based on our microbiome technology (including our SER-109 product candidate) that are developed by us or on our behalf for the treatment of CDI and recurrent CDI, as well as any other indications pursued for the products upon mutual agreement of the parties, or the 2021 Field, in the United States and Canada, or the 2021 Licensed Territory, and (ii) our SER-109 product candidate and any improvements and modifications thereto developed pursuant to the terms of the 2021 License Agreement, or the 2021 Collaboration Products, for any indications in the 2021 Licensed Territory.

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

Long Term Manufacturing Agreement with Bacthera

In November 2021, we entered into a Long Term Manufacturing Agreement, or, together with its exhibits, the Bacthera Agreement, with BacThera AG, or Bacthera, a joint venture between Chr. Hansen and a Lonza Group affiliate. The Bacthera Agreement governs the general terms under which Bacthera, or one of its affiliates, will (i) construct a dedicated full-scale production suite for the Company at Bacthera’s Microbiome Center of Excellence in Visp, Switzerland, which is currently under construction; and (ii) provide manufacturing services to us for SER-109 and, if agreed by the parties, SER-287. For a further description of the Bacthera Agreement, see Part II, Item 5. “Other Information” in this Quarterly Report.

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

Advances under the Term Loan Facility will bear interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 4.40%, and (ii) 9.65%. We will make interest only payments through December 1, 2021, and will then repay the principal balance and interest of the advances in equal monthly installments after the interest only period and continuing through November 1, 2023. We paid Hercules a commitment fee of $0.4 million at the closing. We may prepay advances under the loan and security agreement with Hercules, in whole or in part, at any time subject to a prepayment charge equal to: (a) 3.0% of amounts so prepaid, if such prepayment occurs during the first year; (b) 2.0% of the amount so prepaid, if such prepayment occurs during the second year, and (c) 1.0% of the amount so prepaid, if such prepayment occurs after the second year. Upon prepayment or repayment of all or any of the term loans, we will pay (in addition to the prepayment premium) an end of term charge of 4.85% of the aggregate funded amount under the Term Loan Facility.

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

As of September 30, 2021 and December 31, 2020, the outstanding principal under the Term Loan Facility was $25.0 million and $25.0 million, respectively. For a further description of the Term Loan Facility, see Note 7 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash provided by (used in) operating activities	$58,551	$(75,683)
Cash provided by (used in) investing activities	50,902	(83,556)
Cash provided by financing activities	1,958	301,439
Net increase in cash, cash equivalents and restricted cash	$111,411	$142,200

Operating Activities

During the nine months ended September 30, 2021, operating activities provided $58.6 million of cash, primarily due to cash provided by changes in our operating assets and liabilities of $51.6 million and non-cash charges of $22.6 million, partially offset by a net loss of $15.6 million. Net cash provided by changes in our operating assets and liabilities during the nine months ended September 30, 2021 consisted of an increase in accrued expenses and other current and long-term liabilities of $43.0 million, an increase in accounts payable of $4.8 million, an increase in deferred revenue of $2.9 million, and a decrease in accounts receivable of $8.1 million. These increases were partially offset by an increase in prepaid expenses and other current and long-term assets of $5.0 million and a decrease in operating lease liabilities of $2.2 million. The increase in accrued expenses and other current and long-term liabilities was primarily due to an increase of $33.8 million which represents an amount owed to Nestle Health Science for pre-launch activities in conjunction with the co-commercialization license agreement entered into with Nestlé Health Science during the third quarter of 2021. The increase in accounts payable was due to the timing of payments. The increase in deferred revenue was primarily due to the co-commercialization license agreement entered into with Nestlé Health Sciences during the third quarter of 2021. The decrease in accounts receivable is due to our receipt of receivables due during the quarter. The increase in prepaid expenses and other current and long-term assets was due to timing of payments to vendors. The decrease in operating lease liabilities was due to the cash payment of lease obligations.

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

Investing Activities

During the nine months ended September 30, 2021, net cash provided by investing activities was $50.9 million, consisting of sales and maturities of investments of $126.0 million, partially offset by purchases of investments of $66.3 million and purchases of property and equipment of $8.0 million and purchases of restricted investments of $0.8 million.

During the nine months ended September 30, 2020, net cash used in investing activities was $83.6 million, consisting maturities of investments of $42.8 million, partially offset by purchases of investments of $126.0 million and purchases of property and equipment of $0.4 million, partially offset by sales and maturities of investments of $42.8 million.

Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $2.0 million, consisting of $1.1 million from the issuance of common stock associated with the exercise of stock options and $0.8 million in connection with the issuance of common stock under our 2015 Employee Stock Purchase Plan, or ESPP.

During the nine months ended September 30, 2020, net cash provided by financing activities was $301.4 million, consisting of $244.0 million in proceeds from our follow-on public offering of common stock, net of commissions, underwriting discounts and offering costs, $20.0 million in proceeds from the concurrent placement, net of issuance costs, $12.1 million from the issuance of common stock and exercise of stock options, $24.8 million from the issuance of common stock under the 2019 and 2020 Sales Agreements, and $0.5 million in connection with the issuance of common stock under our ESPP.

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
•
make strategic investments in our research discovery and development platforms and capabilities, including identifying candidates for additional disease indications;
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

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments was included in our Annual Report. Except as disclosed under the caption “Bacthera Long Term Manufacturing Agreement” in Part II, Item 5. “Other Information” in this Quarterly Report, there have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates.

As of September 30, 2021, our cash, cash equivalents and investments consisted of cash and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of September 30, 2021, we had outstanding borrowings under the Term Loan Facility. We accrue interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 4.40%, and (ii) 9.65%. An immediate 10% change in the Prime Rate would not have a material impact on our debt‑related obligations, financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our business faces significant risks and uncertainties. Accordingly, in evaluating our business, you should carefully consider the risk factors discussed below, as well as the other information included or incorporated by reference in this Quarterly Report, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below or elsewhere in this report could harm our business, financial condition, results of operations or growth prospects.

Risks Related to Our Financial Position and Need for Additional Capital

We are a development-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $70.3 million for the year ended December 31, 2020, and $15.6 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $564.4 million. To date, we have financed our operations through the public offerings of our common stock, private placements of our common stock and preferred stock, payments under our collaboration agreements, and loan facility. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We have not completed development of any of our product candidates, which we call microbiome therapeutic candidates, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses may increase substantially as we:

•
complete the clinical development, seek regulatory approval, and prepare for potential commercialization of SER-109 for patients with recurrent CDI;
•
re-evaluate the clinical development of SER-287 for the treatment of UC in light of the Phase 2b clinical study results and in conjunction with the additional microbiome biomarker data, which we expect in the second half of 2021;
•
continue the clinical development of SER-301 for treatment of UC;
•
continue the clinical development of SER-155 to address gastrointestinal infections, bacteremia and graft-versus-host disease;
•
make strategic investments in our research discovery and development platforms and capabilities, including identifying candidates for additional disease indications;
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

We expect that our cash, cash equivalents and investments as of September 30, 2021 will be sufficient to fund our operating expenses, debt service obligations and capital expenditure requirements for at least the next 12-months from the issuance of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. In addition, the specifics of existing and future clinical trial activities could impact capital requirements and cash projections. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

For example, in March 2020, as a result of the COVID-19 pandemic, we halted further enrollment of the completed ECOSPOR III trial with 182 patients enrolled. Following receipt of the Phase 3 top-line data from ECOSPOR III, the FDA reaffirmed its prior position that at least 300 patients at 24 weeks will be required for the safety database for SER-109. In September 2021, we achieved enrollment of 300 subjects with the ECOSPOR IV open-label study. The target enrollment of a minimum of 300 subjects for the SER-109 safety database was reached in conjunction with ECOSPOR III. We may also be required to treat more patients with SER-109 than we currently expect before we are able to generate a safety database sufficient to allow us to seek approval of SER-109. Additional clinical trials or changes in our development plans could cause us to incur significant development costs, delay or prevent the commercialization of SER-109 or otherwise adversely affect our business. In addition, prolonged disruptions caused by the COVID-19 pandemic could severely impact our preclinical studies and clinical trials, including by causing further difficulties or delays in initiating, enrolling, conducting, or completing our planned and ongoing clinical trials. See “—Risks Related to Our Operations—The COVID-19 pandemic caused by the novel strain of coronavirus has adversely impacted and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition.”

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

The FDA intends to use a risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. In addition, on April 15, 2021, the FDA issued a guidance document in which the FDA outlined plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical or is otherwise limited by travel restrictions, but where the FDA determines that a remote evaluation would still be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We rely on third parties for certain aspects of the manufacture of our product candidates for preclinical and clinical testing and for potential commercial manufacture, and we expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or that such quantities may not be available at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

We rely on third-party manufacturers, which entails additional risks, including:

•
failure of third-party manufacturers to comply with regulatory requirements and maintain quality assurance;
•
failure of third-party manufacturers to perform the manufacturing process adequately;
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

Third-party manufacturers may not be able to comply with current good manufacturing processes, or cGMP, regulations or similar regulatory requirements inside or outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Some of the contract manufacturers we rely on to produce our product candidates have never produced an FDA-approved therapeutic. One of the contract manufacturers on which we rely will be constructing a building in which to manufacture our product candidates, which may not be completed on time or at all or, upon completion, may not be approved by the FDA. If our manufacturers are unable to comply with cGMP regulation or if the FDA or other regulatory authorities do not approve their facility upon a pre-approval inspection, our therapeutic candidates may not be approved or may be delayed in obtaining approval. In addition, there are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing our products. Therefore, our product candidates and any future products that we may develop may compete with other products for access to manufacturing facilities. Any failure to gain access to these limited manufacturing facilities could severely impact the clinical development, marketing approval and commercialization of our product candidates.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have a second source for certain required materials used for the manufacture of finished product. If our current manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and anticipated future dependence upon others for the manufacture of our product candidates or products could delay, prevent or impair our development and commercialization efforts. Moreover, as a result of the COVID-19 pandemic, third-party manufacturers may be affected, which could disrupt their activities and as a result we could face difficulty sourcing key components necessary to produce supply of our product candidates, which may negatively affect our preclinical and clinical development activities.

We have no experience manufacturing our product candidates commercially, and we cannot assure you that we can manufacture our product candidates in compliance with regulations at a cost or in quantities necessary to make them commercially viable.

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

We currently intend to rely in part on third-party manufacturers for the commercial manufacturing of SER-109 and may establish a manufacturing facility for SER-109 or any of our other product candidates for production at a commercial scale. We have no experience in manufacturing sufficient volume of our product candidates to meet potential market demands. We may not be able to develop commercial-scale manufacturing facilities that are adequate to produce materials for commercial use.

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

We have had in the past, and may have in the future, certain funding arrangements, such as our grant from CARB-X to support certain work for SER-155. Such funding arrangements impose various obligations on us, including reporting obligations, and may subject certain of our intellectual property, such as intellectual property made using the applicable funding, to the rights of the U.S. government under the Bayh-Dole Act. In addition, under our CARB-X grant, we may be required in the future to grant a private sector charitable organization a license to certain of our intellectual property related to the subject matter of the CARB-X grant if, after a certain period of time, we are not developing and have not licensed a third party to develop the applicable technology for certain indications in a given country, and the organization wishes to do so. Any failure to comply with our obligations under a funding arrangement may have an adverse effect on our rights under the applicable agreement or our rights in the applicable intellectual property. Compliance with our obligations or the exercise by the government or other funder of its rights, may limit certain opportunities or otherwise have an adverse effect on our business.

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

In 2020, a strain of novel coronavirus disease, COVID-19, was declared a pandemic and spread across the world, including throughout the United States, Europe, and Asia. The pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended. In response to the spread of COVID-19, we have closed our executive offices with our administrative employees continuing their work outside of our offices, restricted on-site staff to only those required on-site to execute their job responsibilities and limited the number of staff in any given research and development laboratory. On March 30, 2020, as a result of the COVID-19 pandemic, we halted further enrollment of the completed ECOSPOR III trial. In September 2021, we achieved enrollment of 300 subjects with the ECOSPOR IV open-label study. The target enrollment of a minimum of 300 subjects for the SER-109 safety database was reached in conjunction with ECOSPOR III. Additionally, SER-287 development activity was impacted by the COVID-19 pandemic and by multiple clinical sites halting non-essential procedures, including endoscopies, and while enrollment is now complete, site staff must still remain available to finalize study participant data. We are continuing to monitor the impact of the COVID-19 pandemic on our operations and ongoing clinical development activity, including on the SER-301 Phase 1b study in ulcerative colitis. Mitigation activities to minimize COVID-19-related operation disruptions are ongoing, however, given the severity and evolving nature of the situation, the timing of clinical readouts is uncertain. As a result of the COVID-19 outbreak, we or our collaborators may experience further disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

Our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 81% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

The last day of the fiscal year following the fifth anniversary of our IPO was December 31, 2020. As a result, commencing January 1, 2021, we are subject to certain requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. Compliance with these enhanced disclosure requirements will increase our costs and could negatively affect our results of operations and financial condition. Moreover, once we become a large accelerated filer on December 31, 2021, we will be required to comply with the auditor attestation requirements under Section 404 of the Sarbanes Oxley Act of 2002, as amended, or Section 404.

We are a “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors. Once we are no longer a smaller reporting company, we will be subject to certain enhanced disclosure requirements.

We are a “smaller reporting company” as defined under the rules promulgated under the Exchange Act. We will remain a smaller reporting company until December 31, 2021. Smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, or supplemental financial information.

We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile.

Moreover, we expect that the loss of smaller reporting company status and compliance with the related additional disclosure requirements will increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to these additional public company reporting requirements.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. Additionally, once we are no longer a non-accelerated filer, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we are unable to maintain effective internal control over financial reporting, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company or comply with the requirements of the Securities and Exchange Commission or Section 404. This could result in a restatement of our financial statements, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. Material weaknesses in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Bacthera Long Term Manufacturing Agreement

On November 8, 2021, we entered into a Long Term Manufacturing Agreement, or, together with its exhibits, the Bacthera Agreement, with BacThera AG, or Bacthera, a joint venture between Chr. Hansen and a Lonza Group affiliate. The Bacthera Agreement governs the general terms under which Bacthera, or one of its affiliates, will (i) construct a dedicated full-scale production suite for us at Bacthera’s Microbiome Center of Excellence in Visp, Switzerland, which is currently under construction; and (ii) provide manufacturing services to us for SER-109 and, if agreed by the parties, SER-287.

Under the terms of the Bacthera Agreement, we have agreed to pay Bacthera a total of at least 240,000,000CHF for the initial term of the agreement, inclusive of the construction fees and annual operating fees (commencing with the completion of construction). The annual operating fee includes the cost of a baseline annual batch production volume. We have also agreed to pay certain other ancillary fees and a per-batch fee in excess of the baseline batches. These fees are subject to adjustment during construction for certain items outside of Bacthera’s control and annually against an agreed index. We will supply the active pharmaceutical ingredients to Bacthera to enable it to perform the services and pay for certain other raw materials and manufacturing components, which will be acquired by Bacthera.

The Bacthera Agreement has an initial term that continues until the tenth anniversary of the earlier of (a) successful completion of construction and demonstration of Bacthera’s readiness for commercial production or (b) the commencement of manufacturing. The initial term is subject to renewals, which could extend the term to 16 years, and additional three-year terms thereafter. Each party has the ability to terminate the Bacthera Agreement upon the occurrence of certain customary conditions. We may also terminate the Bacthera Agreement for convenience after a defined period. In the event of a termination, we have certain financial obligations that would apply, and Bacthera has agreed to grant a license to Bacthera-developed manufacturing know how, if any, and provide us technical assistance, so that we could transfer the manufacturing operations to ourselves or a third party. The Bacthera Agreement also contains representations, warranties and indemnity obligations as well as limitations of liability that are customary for agreements of this type.

Letter Agreement with David S. Ege, Ph.D.

On November 4, 2021, we entered into a letter agreement with David Ege, Ph.D. pursuant to which we agreed to pay Dr. Ege a special, one-time cash bonus in a lump sum amount of $131,000, less applicable withholdings (the “Special Bonus”). The Special Bonus will be paid by December 4, 2021, subject to Dr. Ege’s continued employment on the date of payment. Furthermore, if his employment is terminated by us for “Cause” or by his resignation without “Good Reason” (as such capitalized terms are defined in the employment agreement that he has entered into with us), in either case, within two years following the payment of the Special Bonus, Dr. Ege is required to repay the net amount of the Special Bonus to us within ten days following termination.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15

3.2	Amended and Restated Bylaws	8-K	001-37465	3.2	12/7/20

10.1^	License Agreement, dated July 1, 2021, by and between the Registrant and NHSc Pharma Partners					*

10.2#	Letter Agreement, dated November 4, 2021, by and between the Registrant and David S. Ege, Ph.D.					*
10.3#	Non-Employee Director Compensation Program					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan.

^ Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K, Item 601(b)(10). Such omitted information is both (i) not material and (ii) the type that the Registrant treats as private or confidential. Additionally, certain schedules and attachments to this exhibit have been omitted pursuant to Regulation S-K, Items 601(a)(5).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERES THERAPEUTICS, INC.

Date: November 10, 2021	By:	/s/ David Arkowitz
David Arkowitz
Executive Vice President, Chief Financial Officer and Head of Business Development (Principal Financial and Accounting Officer)