Form 10-K
period 2021-12-31
Seres Therapeutics, Inc.
filed 2022-03-01
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 30, 2021, was $1,645,330,768. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the registrant as of such date have been excluded because such holders may be deemed to be affiliates.

As of February 24, 2022, there were 92,014,368 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021 are incorporated herein by reference in Part III.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including without limitation statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, manufacturing activities and related timing, commercialization efforts, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•
Our collaboration and license agreements with Société des Produits Nestlé S.A. and NHSc Pharma Partners (collectively, Nestlé) are important to our business. If we or Nestlé fail to adequately perform under these agreements, or if we or Nestlé terminate the agreements, the development and commercialization of our CDI and IBD product candidates, including SER-109, SER-287 and SER-301, could be delayed or terminated and our business would be adversely affected.
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
•
Even if any of our product candidates receive marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, hospitals, third-party payors and others in the medical community necessary for commercial success.
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
•
The COVID-19 pandemic has adversely impacted and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition.
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

PART I

Item 1. Business

Overview

We are a microbiome therapeutics company developing a novel class of live biotherapeutic drugs, which are consortia of microbes designed to treat disease by modulating the microbiome to treat or reduce disease by repairing the function of a disease susceptible microbiome to a non-disease state. We have an advanced drug pipeline with late-stage clinical assets that are formulated for oral delivery and a differentiated microbiome therapeutics drug discovery and development platform including good manufacturing practices, or GMP, manufacturing capabilities for this novel drug modality.

Our highest priority is preparing a biologics license application, or BLA, for submission to the U.S. Food and Drug Administration, or FDA, and preparing for potential commercialization of SER-109, an investigational oral microbiome therapeutic in development for recurrent Clostridioides difficile infection, or CDI. We intend to seek agreement with the FDA to begin a rolling BLA submission for SER-109 in the first half of 2022 and to finalize the submission with data from the safety database in mid-2022. SER-109 has obtained Breakthrough Therapy designation, and as a result, we expect priority review by the FDA.

We are also designing microbiome therapeutics to decolonize pathogens and modulate host function to reduce and prevent infections. We believe that the scientific and clinical data from our SER-109 program validate this novel approach, which we refer to as infection protection. We believe the infection protection approach may be replicable across different bacterial pathogens to develop microbiome therapeutics with the potential to protect a range of medically compromised patients from infections. We are evaluating SER-155 in a Phase 1b study in patients receiving allogeneic hematopoietic stem cell transplantation, or allo-HSCT, to reduce incidences of gastrointestinal infections, bloodstream infections and graft-versus-host disease, or GvHD. We are also evaluating additional preclinical stage programs in indications such as cancer neutropenia, solid organ transplant, and antimicrobial resistant infections more broadly.

We continue to focus our resources on evaluating SER-301 in a Phase 1b study in patients with mild-to-moderate ulcerative colitis, or UC, and on analyzing additional biomarker data from our Phase 2b study evaluating SER-287 in patients with mild-to-moderate UC. In July 2021, we announced topline results from the SER-287 Phase 2b study, which did not meet its primary endpoint of improving clinical remission rates compared to placebo. Following the data readout, in December 2021, we completed preliminary microbiome drug pharmacology analyses that demonstrated the successful engraftment of SER-287 bacterial species. However, unlike the Phase 1b study, anticipated changes in disease-relevant metabolites post-administration with SER-287 in the Phase 2b study were not observed. In addition, we have completed preliminary analysis of data from the first cohort of the SER-301 Phase 1b study, which included 15 subjects. Evaluation of the first cohort data by an independent Data Safety Monitoring Board indicated that it would be safe to proceed to the placebo-controlled second cohort. While efficacy was not a defined endpoint in the first cohort, evaluation of clinical outcome data collected as part of the study indicated that no subjects in the first cohort achieved clinical remission as defined by the FDA using the Three-Component Modified Mayo Score after 10 weeks of treatment, though there were improvements in one or more individual components (endoscopic, stool frequency and rectal bleeding subscores) in some patients. Strains in SER-301 were observed to engraft in subjects across the trial period, and based on the assessment of metabolomic data, SER-301 demonstrated pharmacological properties consistent with its design and led to baseline-dependent modulation of the metabolic landscape in the gastrointestinal tract of patients treated. We continue to conduct analyses of data from our SER-287 and SER-301 UC clinical stage programs to inform next steps for further development.

In addition, we continue to evaluate opportunities to advance our technology in modulating host immunity to have an impact on and treat diseases such as cancer and various autoimmune diseases.

SER-109, our lead clinical candidate, which has successfully completed a Phase 3 clinical study, is designed to rapidly modulate the gastrointestinal microbiome in patients with recurrent CDI. CDI is most often caused by the use of broad-spectrum antibiotics, which disrupt the gastrointestinal microbiome by decreasing microbial diversity, thus increasing susceptibility to infection by Clostridioides difficile, or C. difficile, a spore forming bacterium. C. difficile expresses toxins leading to debilitating diarrhea in infected patients, and can also cause more severe outcomes, such as inflammation of the colon (colitis), toxic megacolon and death. The U.S. Centers for Disease Control, or CDC, has identified CDI as one of the top three most urgent bacterial threats in the United States. It is the most common cause of hospital acquired infection in the United States and has overtaken methicillin-resistant Staphylococcus aureus, or MRSA, in incidence of disease. CDI is responsible for the deaths of over 20,000 Americans each year. There are approximately 453,000 cases of primary CDI within the United States each year and approximately 170,000 incidences of recurrent CDI. The standard of care for CDI is to treat with antibiotics. In many cases, antibiotic treatments may kill vegetative toxin-producing C. difficile bacteria thus resolving symptoms of C. difficile. However, these antibiotic treatments also kill beneficial bacteria indiscriminately, thus maintaining or exacerbating the disrupted microbiome, potentially making patients more susceptible to a recurrence of CDI. Furthermore, antibiotics do not eliminate C. difficile spores, allowing the spores to rapidly germinate in a disrupted microbiome and cause a recurrence of the infection. Published data suggests that the risk of recurrence is approximately 25% after the primary CDI and increases to greater than or equal to 40% after a first recurrence. SER-109, if approved, is designed to treat individuals with recurrent CDI.

SER-109 is an oral microbiome therapeutic candidate consisting of a consortium of purified Firmicutes spores. The SER-109 manufacturing purification process is designed to remove unwanted microbes in an effort to reduce the risk of pathogen transmission beyond donor screening alone. SER-109 is designed to reduce recurrent CDI in patients with a history of CDI by modulating the microbiome to a state that resists C. difficile germination and growth.

The Phase 3 ECOSPOR III study was a multicenter, randomized, placebo-controlled study that enrolled 182 patients with multiply recurrent CDI. The study was designed to evaluate patients for 24 weeks with the primary endpoint comparing the C. difficile recurrence rate in subjects who received SER-109 verses placebo at up to eight weeks after dosing. Previously reported topline data demonstrated that the study achieved its primary endpoint where SER-109 was superior to placebo in reducing CDI recurrence at eight weeks, reflecting a sustained clinical response rate of approximately 88% at eight weeks post-treatment. SER-109 resulted in a 27% absolute reduction of recurrence of CDI compared to placebo at eight weeks post-treatment, which is a relative risk reduction of 68%. The number-needed-to treat was 3.6. The rate of recurrence at 12 weeks in the SER-109 arm was 18.0%, compared to a rate of 46.2% in the placebo arm, representing an absolute risk reduction of 28% (relative risk 0.40; 95% CI 0.24-0.65; p <0.001 and p< 0.002 for the test sequence), and thereby consistent with the results seen at eight weeks. Results across stratifications of age and antibiotics remained similar. The study’s efficacy results related to the primary endpoint from all analyses exceeded the statistical threshold previously provided in consultation with the FDA that could allow this single clinical study to fulfill efficacy requirements for a BLA. The efficacy results remained durable through 24 weeks of follow-up, as SER-109 was observed to significantly reduced recurrence rates compared to placebo over 24 weeks, 21.3% vs. 47.3%, respectively. In January 2022, these data were published in the New England Journal of Medicine (N Engl J Med 2022;386(3):220-229).

We believe the SER-109 safety results across completed studies have been favorable, with an adverse event profile comparable to placebo. In September 2021, we achieved target enrollment of 300 subjects with the ECOSPOR IV open-label study. The target enrollment of a minimum of 300 subjects for the SER-109 safety database was reached in conjunction with the prior completed Phase 3 ECOSPOR III study. To support a BLA submission, Seres is required by the FDA to provide safety data from at least 300 subjects who have received the proposed commercial dose of SER-109 with a 24-week follow-up period. The ECOSPOR IV open-label study includes patients with recurrent CDI, including individuals with a first recurrence of CDI. We intend to seek agreement with the FDA to begin a rolling BLA submission for SER-109 in the first half of 2022 and finalize the submission with data from the safety database in mid-2022. SER-109 has obtained Breakthrough Therapy designation, and as a result, we expect priority review by the FDA.

In November 2021, we initiated a SER-109 expanded access program across the United States. The program is designed to enable eligible adults with recurrent CDI to obtain access to SER-109 prior to a potential FDA product approval.

SER-155, an oral microbiome therapeutic candidate consisting of a consortium of cultivated bacteria, is designed to decrease infection and translocation of antibiotic resistant bacteria in the gastrointestinal tract and modulate host immune responses to decrease GvHD. The rationale for this program is based in part on published clinical evidence from our collaborators at Memorial Sloan Kettering Cancer Center showing that allo-HSCT patients with decreased diversity of commensal microbes were significantly more likely to die due to infection and/or lethal GvHD. SER-155 was designed using our reverse translational discovery platform to potentially reduce incidences of gastrointestinal infections, bloodstream infections and GvHD in patients receiving allo-HSCT. The SER-155 Phase 1b study is designed to include approximately 70 patients in both an open-label and a randomized, double-blind, placebo-controlled cohort that will evaluate safety and tolerability before and after HSCT. Additionally, the engraftment of SER-155 bacteria (a measure of pharmacokinetics) and the efficacy of SER-155 in protecting patients from infections and GvHD will be evaluated. In November 2021, we enrolled the first patient in the SER-155 Phase 1b study.

SER-287, an oral microbiome therapeutic candidate consisting of a consortium of purified Firmicutes spores, is designed to restore a healthy gastrointestinal microbiome in individuals with UC. There are over 700,000 UC patients in the United States and fewer than one-third of patients on current therapies achieve remission. Approved treatments are often inadequate to control disease activity and are often associated with significant side effects, including immunosuppression.

In July 2021, we announced topline results from the Phase 2b study evaluating SER-287 in patients with mild-to-moderate UC. The study did not meet its primary endpoint of improving clinical remission rates compared to placebo. The primary objective of the induction portion of the Phase 2b study was to evaluate the safety and efficacy of SER-287, after 10 weeks of induction dosing (following vancomycin pre-conditioning) in achieving clinical remission in participants with mild-to-moderate UC. The trial was a randomized, placebo controlled, double blind, parallel group multicenter study which enrolled 203 UC patients at approximately 100 sites throughout the U.S. and Canada. Dosing was explored in two SER-287 cohorts (full induction dose and step-down induction dose) versus placebo and patients were randomized according to a 1:1:1 ratio. Clinical remission was analyzed and defined by a 3-component modified Mayo Score. No statistically significant differences were observed in absolute clinical remission rates between the three treatment arms (10.3% for the full induction dose, n=68 and 10.6% for the step-down induction dose, n=66 versus 11.6% for placebo, n=69). There were also no statistically significant differences observed across the three treatment groups for endoscopic improvement, endoscopic remission or symptomatic remission.

Both dosing regimens of SER-287 were generally well tolerated. Treatment emergent adverse events, or AEs, were observed in 67.6%, 46.2% and 50.7% of subjects in the induction dose, step-down dose (both of which included six days of oral vancomycin preconditioning) and placebo treatment arms, respectively. The majority of observed AEs were mild or moderate in severity. The most commonly observed AEs were UC, diarrhea, nausea and abdominal distension. Four participants on active treatment reported serious treatment emergent adverse events (worsening UC, colonic dysplasia, congestive heart failure with decreased hemoglobin, and appendicitis), as did one on placebo (worsening UC).

In December 2021, we completed preliminary microbiome drug pharmacology analyses from the Phase 2b study that demonstrated the successful engraftment of SER-287 bacterial species. Based on the SER-287 Phase 2b microbiome data analyses, engraftment of SER-287 bacteria, measured as the median number of bacteria observed across patients post treatment, was statistically significant in patients receiving SER-287 versus placebo (p ≤ 0.001 at all timepoints). The magnitude and kinetics of engraftment were comparable to our Phase 1b study. However, unlike the Phase 1b study, anticipated changes in disease-relevant metabolites post-administration with SER-287 in the Phase 2b study were not observed. Analysis of the genomic and metabolomic data characterizing the microbiome of SER-287 study participants at baseline and post dosing suggest potential biomarkers for inclusion of targeted patient subpopulations in future development efforts.

We are also advancing SER-301, a therapeutic candidate for UC. SER-301 is a rationally-designed consortia of cultivated bacteria designed using our reverse translational discovery platform that incorporates analysis of microbiome biomarkers from human clinical data and preclinical assessments using human cell-based assays and in vitro/ex vivo and in vivo disease models. SER-301 is formulated for oral delivery. The design of SER-301 incorporates insights obtained from the SER-287 Phase 1b clinical and microbiome results, as well as from our clinical portfolio more broadly, and additional functional data from preclinical assessments, in an effort to optimize desired pharmacological properties. SER-301 is designed to reduce induction of pro-inflammatory activity, improve epithelial barrier integrity and TNF-α driven inflammation in intestinal epithelial cells, or IECs, and modulate UC-relevant anti-inflammatory, innate and adaptive immune pathways. SER-301 is being produced by our advanced fermentation, formulation and delivery platforms. It includes strains delivered in spore form, as well as strains fermented in non-spore (vegetative) form and delivered using enterically-protected technology designed to release in the colon.

The SER-301 Phase 1b study is being conducted in Australia and New Zealand in subjects with mild-to-moderate UC and is designed to include approximately 65 patients distributed across two cohorts.

We have completed preliminary analysis of data from the first cohort of the SER-301 Phase 1b study, which included 15 subjects. Evaluation of the first cohort data by an independent Data Safety Monitoring Board indicated that it would be safe to proceed to the placebo-controlled second cohort. While efficacy was not a defined endpoint in the first cohort, evaluation of clinical outcome data collected as part of the study indicated that no subjects in the first cohort achieved clinical remission as defined by the FDA using the Three-Component Modified Mayo Score after 10 weeks of treatment, though there were improvements in one or more individual components (endoscopic, stool frequency and rectal bleeding subscores) in some patients. Strains in SER-301 were observed to engraft in subjects across the trial period with the number of engrafting strains exceeding expectations at multiple sampling time points. A dual formulation was evaluated in the first cohort and the extent of engraftment across subjects was correlated with whether bacteria were formulated as bacterial spores versus vegetative strains; the former demonstrating stronger engraftment across all patients.

Based on the assessment of metabolomic data, SER-301 demonstrated pharmacological properties consistent with its design and led to baseline-dependent modulation of the metabolic landscape in the gastrointestinal tract of patients treated; changes were observed in short-chain and medium-chain fatty acids, tryptophan-derived metabolites, bile acids, and other microbe-associated metabolites, as well as host metabolites associated with a non-disease state. These SER-301 metabolomic results were encouraging compared with the results observed in the SER-287 Phase 2b study, in which the metabolic changes were not observed in general across subjects administered with SER-287. Additionally, changes in disease-relevant metabolites in SER-301 were observed to be greater in a definable subpopulation of patients.

The degree of metabolic changes observed following SER-301 administration appeared to be dependent on the baseline metabolic profile of the study subjects, providing support for the potential for microbiome therapeutics to be developed in biomarker-identified UC patient subpopulations.

We continue to conduct analyses of data from our SER-287 and SER-301 UC clinical stage programs to inform next steps for further development.

We have assembled a world class group of scientists, clinicians, directors and investors, who have established our leadership in the field of microbiome therapeutics. We were co-founded by Drs. Noubar Afeyan, David Berry and Geoffrey von Maltzahn of Flagship Pioneering. Through Flagship Pioneering’s contribution of foundational scientific concepts and intellectual property, assembly of our management team and critical early-stage support, we launched as the first company focused on the ecological nature of the microbiome. Led by Eric Shaff, our President and Chief Executive Officer, our experienced management team possesses core capabilities and know-how in microbiome therapeutics, drug development, commercialization, chemistry, manufacturing and controls, or CMC, public company management and finance.

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

Advancing our Programs

•
Preparing a BLA submission for our lead product candidate, SER-109, for patients with recurrent CDI. Analyses from the Phase 3 ECOSPOR III study demonstrated that SER-109 achieved its primary endpoint of superiority to placebo in reducing CDI recurrence at week 8 in patients with recurrent CDI. We achieved target enrollment in our open-label study of SER-109 in patients with recurrent CDI, which also admits patients with a single recurrence of recurrent CDI, to expand the SER-109 safety database. Based on our interactions with the FDA to date, we believe the ECOSPOR III efficacy results should support a BLA submission without conducting an additional pivotal study. We intend to seek agreement with the FDA to begin a rolling submission of the BLA for SER-109 in the first half of 2022 and finalize the submission with data from the safety database in mid-2022. SER-109 has obtained Breakthrough Therapy designation, and as a result, we expect priority review by the FDA.
•
Advancing preparations for potential commercialization of SER-109. In July 2021, we announced a partnership with Nestlé, which will utilize its global pharmaceutical business, Aimmune Therapeutics, Inc., to jointly commercialize SER-109, if approved, in the United States and Canada. Commercial product supply for the initial phase of U.S. commercial supply is being produced at our Cambridge manufacturing facility and further processed at GenIbet, a contract manufacturing organization, or CMO, which was acquired in February 2022 by Recipharm AB, or Recipharm, a multi-national CMO based in Sweden. In November 2021, we entered into a collaboration with BacThera AG, or Bacthera, a global leader in biopharmaceutical product manufacturing, to expand upon our existing capabilities for commercial product supply to meet anticipated demand in later years. Under the terms of the agreement, Bacthera will construct a dedicated full-scale production suite for us at Bacthera’s Microbiome Center of Excellence in Visp, Switzerland, which is currently under construction, and provide manufacturing services to us for SER-109.
•
Maximizing the opportunity in infection protection. We believe that the scientific and clinical data from our SER-109 program validate our novel approach of using microbiome therapeutics to decolonize pathogens and modulate host function to reduce and prevent infections. This approach, which we refer to as infection protection, may be replicable across different bacterial pathogens to develop microbiome therapeutics with the potential to protect a range of medically compromised patients from infections. We are evaluating SER-155 in a Phase 1b study in patients receiving allo-HSCT to reduce incidences of gastrointestinal infections, bloodstream infections and GvHD. In November 2021, we enrolled the first patient in the SER-155 Phase 1b study. We are also evaluating additional preclinical stage programs in indications such as cancer neutropenia, solid organ transplant, and antimicrobial resistant infections more broadly.
•
Optimizing plans for continued development in UC based on SER-287 and ongoing SER-301 trial data. We are developing SER-301, a microbiome therapeutic candidate comprised of a consortium of cultivated bacteria, for the treatment of UC leveraging pharmacokinetic and pharmacodynamic data from our SER-287 clinical trial, our knowledge of modulation of the microbiome seen in patients with UC, as well as insights from our SER-262 clinical study. The SER-301 Phase 1b study is being conducted in Australia and New Zealand in subjects with mild-to-moderate UC and is designed to include approximately 65 patients distributed across two cohorts. We have completed preliminary analysis of data from the first cohort of the SER-301 Phase 1b study, which included 15 subjects. Evaluation of the first cohort data by an independent Data Safety Monitoring Board indicated that it would be safe to proceed to the placebo-controlled second cohort. While efficacy was not a defined endpoint in the first cohort, evaluation of clinical outcome data collected as part of the study indicated that no subjects in the first cohort achieved clinical remission as defined by the FDA using the Three-Component Modified Mayo Score after 10 weeks of treatment, though there were improvements in one or more individual components (endoscopic, stool frequency and rectal bleeding subscores) in some patients. Strains in SER-301 were observed to engraft in subjects across the trial period, and based on the assessment of metabolomic data, SER-301 demonstrated pharmacological properties consistent with its design and led to baseline-dependent modulation of the metabolic landscape in the gastrointestinal tract of patients treated. We continue to conduct analyses of data from our SER-287 and SER-301 UC clinical stage programs to inform next steps for further development.

Advancing Our Capabilities

•
Leveraging our leading reverse translation microbiome therapeutics platform to develop additional innovative and novel microbiome therapeutics across a range of serious medical conditions with high unmet need including infectious and inflammatory disease and disease associated with modulation of host immunity. We believe that the combination of experience, proprietary data and proprietary know-how related to the microbiome, the functional properties of microbial species and strains, microbe-host interactions, the cultivation of microbial strains, and microbiome-specific functional screens and analytics provides us a competitive advantage in the design and development of microbiome therapeutics. Our platform enables us to build upon our existing and growing clinical experience to rationally design treatments for acute and complex chronic diseases. We intend to leverage this advantage to develop additional innovative microbiome therapeutics.
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

Our Microbiome Therapeutics Platform

We have developed the leading microbiome therapeutics platform which we believe enables us to apply our capabilities to efficiently identify, manufacture and develop novel microbiome therapeutics for serious human diseases. We use a reverse translational discovery platform that incorporates analysis of microbiome biomarkers from human clinical data and preclinical assessments using human cell-based assays and in vitro/ex vivo and in vivo disease models. Specifically, we start with data sets from both healthy subjects and subjects with disease to delineate at high-resolution the composition of the microbiome and physiological state of subjects and to identify specific microbiome and host signatures that associate with disease or the onset of disease. These in-human insights on how different microbe species and strains and microbe-associated metabolites are associated with disease along with how these microbes and metabolites directly or indirectly modulate disease-relevant functional pathways in the host are leveraged in preclinical drug design and development.

Our discovery process begins with human data derived from clinical trials and cohort studies, which we use as a basis for target identification and the design of our microbiome therapeutic candidates. We compare healthy, normal colonic microbiomes to those in an unhealthy disrupted or disease state, revealing the ecological, compositional and functional differences between various states of disease and during the transition from health to disease or vice versa. Specifically, we utilize high-value clinical data sets combined with advanced data sciences and microbiome analytics to identify microbiome signatures of disease at the resolution of specific species and strains, metabolites, and even genes that are associated with disease states. These microbiome biomarkers are associated with host signatures and biomarkers of disease to identify drug targets for our microbiome therapeutics. Our clinical data from the SER-109, SER-262, SER-287 and SER-301 programs, and microbiome data generated with external collaborators, serve to instruct us on how the introduction of certain keystone microbes have the potential to restructure the microbiome and modulate the metabolic state of the gut to shift it to a non-disease state.

We have developed a proprietary functionally characterized strain library and a suite of assays and screens, bioinformatics and computational tools, and databases, which facilitate our insights into the human microbiome. We have established proprietary, curated, reference databases and algorithms that: (i) integrate high-resolution genomic, metagenomic, metabolomic, and transcriptomic data sets, and data from in vitro and human cell-based assays, and in vitro/ex vivo and in vivo disease models, and (ii) enable us to track changes in the microbiome at the level of microbial species and individual strains and associate these changes with changes in the metabolic state of the gut and host physiology. Our analytics can integrate gene profiling and metabolomics data (the small molecules made by the microbiome) with genomic data (the collection of microbes defined by sequencing) to delineate microbiome biomarkers (the specific species or strains and functional pathways) that contribute to the state of disease or health. Further, we have established de novo analytics for pharmacokinetic and pharmacodynamic assessments of microbiome therapeutics. Additionally, leveraging all of these data we have curated and continue to build a database that links and associates: (i) functional properties of microbial species/strains, (ii) functional pathways in hosts that can be modulated by the microbiome, (iii) the association of functional pathways to disease, and (iv) the association of existing non-microbiome drugs to the functional pathways. This continually growing database can be mined to inform drug design and disease area and patient population prioritization.

Our proprietary strain library of bacterial isolates from healthy donors and patients enables us to translate microbiome biomarker insights into defined consortia of bacteria. The strain library contains bacterial species isolated from individuals that are either healthy or that have a disease. Seres has developed extensive isolation and cultivation know-how. The strain library contains a majority of the Human Microbiome Project’s “most wanted” and many novel species not described in other databases or the scientific literature. The functional properties of strains are characterized using proprietary in vitro and ex vivo human cell-based assays as well as full-genome sequences and genome functional annotation. Functional characterization of target strains includes properties such as how the bacteria interact with human colonic epithelial cells and human immune cells. We also seek to understand how these microbes improve the health of barrier cells in the gut and how they may impact immune responses.

We select bacteria from our library with specific predicted properties using novel algorithms for in silico functional design and optimization and grow the compositions in the lab to be tested both in vitro/ex vivo models as delineated above and in in vivo animal models. Our animal models include conventional mice, germ-free mice, and “humanized avatar” mice that possess only bacteria derived from humans; these models were developed to minimize confounding variables presented by model organism microbes. Data from our in vitro/ex vivo and in vivo screens are analyzed and used to optimize compositional designs; introducing new bacterial strains and optimizing existing strains until we identify a lead composition suitable for clinical testing.

Finally, we manufacture the bacterial composition under current Good Manufacturing Practices, or cGMP, which are required by FDA and European regulators. We believe our unique manufacturing capacities position us to exploit the insights of our proprietary human data and the novel biology of species and strains that have not previously been used for therapeutics. We have optimized fermentation conditions to generate spores and enhance bacterial yields in anaerobic fermentation and have in-house capabilities to formulate both spores and live non-spore bacteria. Our manufacturing facility in Cambridge, Massachusetts was designed to be fit-for-purpose and is highly differentiated compared to the offerings of commercial contract research organizations. We have secured additional capacity, designed to our specifications, via contract manufacturing organizations, or CMOs, to ensure adequate supply for potential commercial products. We continue working to address quality control requirements for our microbiome therapeutic candidates using proprietary microbiological and sequence-based testing schemes, including high-throughput quantitative analytics to assess the identity, potency, and purity of the final product. We intend to work with regulators to meet the requirements for product approval.

Taken together, we believe our platform, spanning drug discovery, preclinical translation, and novel manufacturing and quality control approaches, has enabled a field leading pipeline across a range of therapeutics areas.

Disease Overview and Our Product Pipeline

We believe our microbiome therapeutic candidates represent a novel approach with potential application across a broad range of human diseases. Our lead product candidate, SER-109, is designed to reduce further recurrence of CDI, a debilitating infection of the colon, in patients who have received antibiotic therapy for recurrent CDI by restructuring the gastrointestinal microbiome and modulating the metabolic landscape to address CDI. In August 2020, we announced that SER-109 had achieved its primary endpoint of superiority to placebo in reducing CDI recurrence at week 8 in our Phase 3 ECOSPOR III clinical trial in patients with recurrent CDI. SER-109 was observed to be well tolerated, with no treatment-related serious adverse events observed in the active arm and adverse events comparable to placebo. If approved by the FDA, we believe SER-109 will be a first-in-field oral microbiome drug. Building upon SER-109, we are developing novel microbiome therapeutics, such as SER-155, to specifically target infections and antimicrobial resistance. SER-155, a microbiome therapeutic candidate consisting of a consortium of cultivated bacteria, is designed to reduce incidences of gastrointestinal infections, bloodstream infections and GvHD in patients receiving allo-HSCT. In addition, using our microbiome therapeutics platform, we are also developing SER-287 and SER-301 to treat UC. We continue to evaluate microbiome pharmacokinetic and pharmacodynamic data from across our clinical and pre-clinical portfolios using our reverse translation microbiome therapeutics capabilities to conduct research on various indications, including inflammatory and immune diseases, cancer, and metabolic diseases.

CDI Overview and SER-109

Clostridioides difficile Infection

C. difficile is a Gram-positive, toxin-producing, spore forming bacterium that may cause debilitating diarrhea in infected individuals, but can also lead to more severe outcomes, such as inflammation of the colon, or colitis, toxic megacolon and death. C. difficile bacteria express toxins that disrupt the structural architecture of cells causing leakage of fluids through the gastrointestinal, or GI, epithelium. The cells disrupted by these toxins eventually undergo apoptosis and die, disrupting the epithelial barrier and exposing the immune system to inflammatory stimuli, severe and persistent diarrhea and, in the most serious cases, death.

CDI is most often associated with the prior use of antibiotics, although age and poor immune status are important risk factors as well. Antibiotics are thought to decrease colonization resistance to CDI by disrupting the microbiome. Since C. difficile spores are able to survive for long periods of time outside the body, and because healthcare settings are often sites of significant antibiotic use, CDI is a leading cause of healthcare-associated infections in the United States. CDI is also a cause of morbidity and mortality among hospitalized cancer patients and bone marrow transplant patients as their immune systems are suppressed by cytotoxic drugs, which inhibit or prevent the functioning of cells, and they may be heavily treated with antibiotics to prevent or treat infections. More recently, the rise of community-acquired CDI has been recognized as a growing problem.

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

Recurrent CDI, defined as the presence of diarrhea and a positive C. difficile stool assay within two to eight weeks following the initial episode, is not well addressed by any of the available antibiotics. The risk of recurrent CDI increases to greater than 40% after the first recurrence. In extreme cases, patients may be treated continuously for years with vancomycin.

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

Fecal microbiota transplantation. FMT, also known as a stool transplantation, is an unapproved procedure during which donated stool, including fecal microbes, is typically instilled via colonoscopy into a patient with recurrent CDI. FMT presents several challenges for effective treatment of the disease. FMT has the potential to transmit infectious or allergenic agents between hosts, involves the transmission of hundreds of unknown strains of bacteria, fungi, viruses and potentially parasites from donor to subject, and is difficult to perform on a mass scale. In November 2019 the FDA held a public hearing to obtain input on the use of FMT to treat Clostridioides difficile infection not responsive to standard therapies. Presentations were made by the academic community and development companies regarding the current and future use of FMT. In January, 2020, we submitted comments to the docket for the meeting that recommended: 1) increased scrutiny and regulation of unapproved, commercially available FMT that does not comply with IND requirements; 2) implementation of guidance for establishing safety of source materials for all microbiome products; and 3) safety and efficacy of all microbiome products to reduce recurrent CDI must be based on adequate and well controlled clinical trials including accurate assurance of diagnosis of the disease state – specifically toxin testing.

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

SER-109

SER-109 is an oral microbiome therapeutic candidate consisting of a consortium of purified Firmicutes spores. The SER-109 manufacturing purification process is designed to remove unwanted microbes in an effort to reduce the risk of pathogen transmission beyond donor screening alone. SER-109 is designed to reduce recurrent CDI in patients with a history of CDI by modulating the microbiome to a state that resists C. difficile germination and growth. SER-109 is designed to treat individuals with recurrent CDI, a patient population which includes approximately 170,000 cases per year in the United States.

Phase 1b/2 clinical study

The Phase 1b/2 clinical study was an open-label, single arm, descending-dose study that enrolled 30 patients with recurrent CDI. All enrolled patients received standard-of-care antibiotic treatment, followed by oral administration of SER-109. Of the 30 study patients, 26 (87%) achieved the primary endpoint of absence of CDI (defined in this study as more than three unformed bowel movements in a 24-hour period with laboratory confirmation of a positive C. difficile stool test) up to eight weeks following dosing. Three of the four patients who did not meet the primary endpoint were determined by their primary investigator to be recovering from CDI, and all symptoms resolved without further therapeutic intervention or antibiotics. In total, 29 of 30 patients (97%) achieved the clinical cure rate, which we defined as the absence of CDI requiring antibiotic treatment during the eight-week period after SER-109 dosing. SER-109 was well tolerated in the study, with the most common adverse events being mild to moderate gastrointestinal symptoms. No drug related serious adverse events were observed.

Phase 2 clinical study

The Phase 2 clinical study was a randomized, double-blinded, placebo-controlled, parallel-group two arm trial that enrolled a total of 89 patients with a history of multiply-recurrent CDI, defined as 3 or more CDI episodes within 9 months. SER-109 was administered orally following the completion of antibiotic treatment for CDI. The predefined study primary efficacy endpoint was the relative risk of CDI recurrence up to 8 weeks after treatment with SER-109 compared to treatment with placebo. CDI recurrence was defined as diarrhea for 2 or more consecutive days, a positive CDI test, and the requirement for antibiotic treatment. Based on 8-week data, CDI recurrence occurred in 44% of subjects (26 of 59) who received SER-109, compared to 53% of subjects (16 of 30) who received placebo. The relative risk of CDI recurrence for the placebo population compared to the SER-109 population was not statistically significant. The most commonly reported AEs in both the SER-109 and placebo arms were in the GI category, and were diarrhea, abdominal pain, flatulence, and nausea. No drug-related SAEs were observed.

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

Phase 3 clinical study design

In the Phase 3 clinical study of SER-109, patients with multiply recurrent CDI were randomized 1:1 between SER-109 and placebo. Diagnosis of CDI for both study entry and for endpoint analysis utilized a C. difficile cytotoxin assay, compared to the Phase 2 clinical study, where most patients were diagnosed by PCR. Patients in the SER-109 arm received a total SER-109 dose, administered over three days, approximately 10-fold higher than the dose used in the Phase 2 clinical study to drive rapid engraftment of SER-109 bacteria in treated patients. The study evaluated patients for 24 weeks and the primary endpoint was to compare the C. difficile recurrence rate in subjects who receive SER-109 verses placebo at up to eight weeks after dosing. CDI recurrence is defined as diarrhea (>3 unformed bowel movements/day for 2 or more consecutive days), a positive CDI toxin test, and the decision by the primary investigator that antibiotic treatment is warranted. The study was conducted at approximately 100 sites in the United States and Canada.

Phase 3 clinical study results

The study enrolled 182 patients with multiply recurrent CDI. Previously reported topline data demonstrated that the study achieved its primary endpoint where SER-109 was superior to placebo in reducing CDI recurrence at eight weeks, reflecting a sustained clinical response rate of approximately 88% at eight weeks post-treatment. SER-109 resulted in a 27% absolute reduction of recurrence of CDI compared to placebo at eight weeks post-treatment, which is a relative risk reduction of 68%. The number-needed-to treat was 3.6. The rate of recurrence at 12 weeks in the SER-109 arm was 18.0%, compared to a rate of 46.2% in the placebo arm, representing an absolute risk reduction of 28% (relative risk 0.40; 95% CI 0.24-0.65; p <0.001 and p< 0.002 for the test sequence), and thereby consistent with the results seen at eight weeks. Results across stratifications of age and antibiotics remained similar. The study’s efficacy results related to the primary endpoint from all analyses exceeded the statistical threshold previously provided in consultation with the FDA that could allow this single clinical study to fulfill efficacy requirements for a BLA. The efficacy results remained durable through 24 weeks of follow-up, as SER-109 was observed to significantly reduced recurrence rates compared to placebo over 24 weeks, 21.3% vs. 47.3%, respectively. In January 2022, these data were published in the New England Journal of Medicine (N Engl J Med 2022;386(3):220-229).

We believe the SER-109 safety results across completed studies have been favorable, with an adverse event profile comparable to placebo. There was no clinically meaningful imbalance in incidence of adverse events between SER-109 and placebo arms. Overall incidence of patients who experienced treatment-emergent adverse events, or TEAEs, was 92.2% for SER-109 and 91.3% for placebo. SER-109 had no related serious treatment-related adverse events and no treatment related infections. The most commonly observed TEAEs were gastrointestinal disorders, the majority of which were mild to moderate in nature.

The study also examined the pharmacokinetics (i.e., drug bacterial species engraftment) and pharmacodynamics (i.e., metabolic changes) following SER-109 dosing. The data demonstrate that SER-109 administration resulted in the rapid and durable engraftment of SER-109-derived bacterial species into the gastrointestinal tract as soon as one week following dosing, and that this engraftment was maintained at subsequent timepoints evaluated, including at the eight-week timepoint corresponding to the study’s primary endpoint and the 24-week safety follow-up timepoint. The presence of SER-109 bacterial species was significantly greater (p<0.001) in SER-109 treated patients than in placebo patients at all timepoints evaluated. Significant differences were maintained in predefined subpopulation analyses of age and antibiotic use. Seres utilized advanced microbiome biomarker analytics and proprietary genomic reference datasets to identify, at a resolution of bacterial species, the gastrointestinal microbiome signatures associated with SER-109 engraftment.

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

In September 2021, we achieved target enrollment of 300 subjects with the ECOSPOR IV open-label study. The target enrollment of a minimum of 300 subjects for the SER-109 safety database was reached in conjunction with a prior completed Phase 3 study, ECOSPOR III. To support a BLA submission, Seres is required by the FDA to provide safety data from at least 300 subjects who have received the proposed commercial dose, with a 24-week follow-up period. The ECOSPOR IV open-label study includes patients with recurrent CDI, including individuals with a first recurrence of CDI. We intend to seek agreement with the FDA to begin a rolling BLA submission for SER-109 in the first half of 2022 and finalize the submission with data from the safety database in mid-2022. SER-109 has obtained Breakthrough Therapy designation, and as a result, we expect priority review by the FDA.

In November 2021, we initiated a SER-109 expanded access program across the United States. The program is designed to enable eligible adults with recurrent CDI to obtain access to SER-109 prior to a potential FDA product approval.

Sales and Marketing

If SER-109 is approved in the United States and Canada, we believe it can be commercialized with a focused specialty sales force that will target gastrointestinal and infectious disease physicians, which are the two primary groups of physicians who treat recurrent CDI patients. While preparing a BLA for submission, we have also initiated commercial readiness activities that include: C. difficile market assessments, publication and presentation planning, stakeholder and advocacy relationship mapping, brand name selection, and initiation of payer and reimbursement strategic planning.

In addition, in July 2021, we entered into an agreement with NHSc Pharma Partners, or, together with Société des Produits Nestlé S.A, Nestlé, to jointly commercialize SER-109 in the United States and Canada. Under the terms of the agreement, Nestlé will utilize its global pharmaceutical business Aimmune Therapeutics, Inc. and will assume the role of lead commercialization party. We received license payments of $175 million up front, and will receive an additional $125 million upon FDA approval of SER-109. The agreement also includes sales target milestones which, if achieved, could total up to $225 million. We will be responsible for development and pre-commercialization costs in the United States. Upon commercialization, we will be entitled to an amount equal to 50% of the commercial profits.

The agreement to co-commercialize SER-109 in the United States and Canada represents a second strategic collaboration between the companies. Nestlé already has commercial rights to our investigational treatments for CDI and IBD outside of the United States and Canada, and with the July 2021 expansion, Nestlé became our global collaborator in SER-109.

Infection Protection and SER-155

We believe that the scientific and clinical data from our SER-109 program validate our novel approach of using microbiome therapeutics to decolonize pathogens, resulting in reduced rate of infections in medically compromised patients. Data from the SER-109 Phase 3 trial published in the New England Journal of Medicine show that microbiome therapeutics can restructure the gut microbiome and shift the gut metabolic landscape. Additional data show that SER-109 rapidly reduces the abundance of bacteria associated with common antibiotic resistance genes, or ARGs, and reduces ARG abundance in the gut. Collectively, these data demonstrate the potential for microbiome therapeutics to restore colonization resistance and ultimately to reduce infections and antimicrobial resistance. This approach, which we refer to as infection protection, may be replicable in protecting a range of medically compromised patients from infections seeded by the gut microbiome. It may also enable us to reduce antimicrobial resistant infections, which the World Health Organization declared as a top ten global public health threat facing humanity.

We are evaluating SER-155 in a Phase 1b study in allo-HSCT recipients to reduce incidences of gastrointestinal infections, bloodstream infections and GvHD. We are also evaluating additional preclinical stage programs in indications such as cancer neutropenia, solid organ transplant, and antimicrobial resistant infections more broadly.

SER-155, an oral microbiome therapeutic candidate consisting of a consortium of cultivated bacteria, is designed to decrease infection and translocation of antibiotic resistant bacteria in the gastrointestinal tract and modulate host immune responses to decrease GvHD. The rationale for this program is based in part on published clinical evidence from our collaborators at Memorial Sloan Kettering Cancer Center showing that allo-HSCT patients with decreased diversity of commensal microbes are significantly more likely to die due to infection and/or lethal GvHD. SER-155 was designed using our reverse translational discovery platform to reduce incidences of gastrointestinal infections, bloodstream infections and GvHD in patients receiving allo-HSCT. The SER-155 Phase 1b study is designed to include approximately 70 patients in both an open-label and a randomized, double-blind, placebo-controlled cohort that will evaluate safety and tolerability before and after HSCT. Additionally, the engraftment of SER-155 bacteria (a measure of pharmacokinetics) and the efficacy of SER-155 in preventing infections and GvHD will be evaluated. In November 2021, we enrolled our first patient in the SER-155 Phase 1b study.

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

SER-287, an oral microbiome therapeutic candidate consisting of a consortium of purified Firmicutes spores, is designed to restore a healthy gastrointestinal microbiome in individuals with UC. SER-287 has been granted Fast Track Designation by the FDA for the induction and maintenance of clinical remission in adult subjects with active mild-to-moderate UC. SER-287 has been designated an Orphan Drug for pediatric UC by the FDA.

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

Figure 1: SER-287 Phase 1b Clinical Study Efficacy Data – Missing Equals Failure

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

Phase 2b clinical study design

The Phase 2b study, initiated in December 2018, was a three-arm placebo-controlled trial of approximately 200 patients with active mild-to-moderate UC. Two groups of patients received different doses of SER-287, both following pre-conditioning with a short course of oral vancomycin. A third study arm received placebo. The study’s primary endpoint evaluated clinical remission measured after 10 weeks of SER-287 administration. Endoscopic improvement were measured as a secondary efficacy measure.

Phase 2b clinical study results

In July 2021, we announced topline results from the Phase 2b study evaluating SER-287 in patients with mild-to-moderate UC. The study did not meet its primary endpoint of improving clinical remission rates compared to placebo. The primary objective of the induction portion of the Phase 2b study was to evaluate the safety and efficacy of SER-287, after 10 weeks of induction dosing (following vancomycin pre-conditioning) in achieving clinical remission in participants with mild-to-moderate UC. The trial was a randomized, placebo controlled, double blind, parallel group multicenter study which enrolled 203 UC patients at approximately 100 sites throughout the U.S. and Canada. Dosing was explored in two SER-287 cohorts (full induction dose and step-down induction dose) versus placebo and patients were randomized according to a 1:1:1 ratio. Clinical remission was analyzed and defined by a 3-component modified Mayo Score. No statistically significant differences were observed in absolute clinical remission rates between the three treatment arms (10.3% for the full induction dose, n=68 and 10.6% for the step-down induction dose, n=66 versus 11.6% for placebo, n=69). There were also no statistically significant differences observed across the three treatment groups for endoscopic improvement, endoscopic remission or symptomatic remission.

Both dosing regimens of SER-287 were generally well tolerated. Treatment emergent adverse events, or AEs, were observed in 67.6%, 46.2% and 50.7% of subjects in the induction dose, step-down dose (both of which included six days of oral vancomycin preconditioning) and placebo treatment arms, respectively. The majority of observed AEs were mild or moderate in severity. The most commonly observed AEs were UC, diarrhea, nausea and abdominal distension. Four participants on active treatment reported serious treatment emergent adverse events (worsening UC, colonic dysplasia, congestive heart failure with decreased hemoglobin, and appendicitis), as did one on placebo (worsening UC).

Given the lack of a clinical efficacy signal identified in the Phase 2b study, we have closed the open label and maintenance portions of the study.

In December 2021, we completed preliminary microbiome drug pharmacology analyses from the Phase 2b study that demonstrated the successful engraftment of SER-287 bacterial species. Based on the SER-287 Phase 2b microbiome data analyses, engraftment of SER-287 bacteria, measured as the median number of bacteria observed across patients post treatment, was statistically significant in patients receiving SER-287 versus placebo (p ≤ 0.001 at all timepoints). The magnitude and kinetics of engraftment were comparable to our Phase 1b study. However, unlike the Phase 1b study, anticipated changes in disease-relevant metabolites post-administration with SER-287 in the Phase 2b study were not observed. Analysis of the genomic and metabolomic data characterizing the microbiome of SER-287 study participants at baseline and post dosing suggest potential biomarkers for inclusion of targeted patient subpopulations in future development efforts.

We continue to conduct analyses of data from our SER-287 and SER-301 clinical stage programs to inform next steps for further development.

SER-301

SER-301 is an investigational, oral, microbiome therapeutic candidate comprised of a consortium of cultivated bacteria for the treatment of mild-to-moderate UC. SER-301 is a consortium of cultivated bacteria designed using our reverse translational discovery platform that incorporates analysis of microbiome biomarkers from human clinical data and preclinical assessments using human cell-based assays and in vitro/ex vivo and in vivo disease models. SER-301 is formulated for oral delivery. The design of SER-301 incorporates insights obtained from the SER-287 Phase 1b clinical and microbiome results, as well as from our clinical portfolio more broadly, and additional functional data from preclinical assessments, in an effort to optimize desired pharmacological properties.

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

Phase 1b clinical study design

The SER-301 Phase 1b study is being conducted in Australia and New Zealand in subjects with mild-to-moderate UC and is designed to include approximately 65 patients distributed across two cohorts. A first open-label cohort of 15 subjects evaluated safety, tolerability and pharmacokinetics (PK), as measured by bacterial engraftment. In the second cohort, 50 subjects will be randomized to receive either SER-301 or placebo, with a 3:2 randomization, respectively. The study utilizes an independent blinded central reader for the endoscopic component. The objectives for this cohort are to evaluate safety and PK, clinical remission, and other measures of drug pharmacology and efficacy will be evaluated as secondary endpoints. In November 2020, we enrolled the first patient in the SER-301 Phase 1b study.

Phase 1b clinical study results - Cohort 1

We have completed preliminary analysis of data from the first cohort of the SER-301 Phase 1b study. Evaluation of the first cohort data by an independent Data Safety Monitoring Board indicated that it would be safe to proceed to the placebo-controlled second cohort. While efficacy was not a defined endpoint in the first cohort, evaluation of clinical outcome data collected as part of the study indicated that no subjects in the first cohort achieved clinical remission as defined by the FDA using the Three-Component

Modified Mayo Score after 10 weeks of treatment, though there were improvements in one or more individual components (endoscopic, stool frequency and rectal bleeding subscores) in some patients. Strains in SER-301 were observed to engraft in subjects across the trial period with the number of engrafting strains exceeding expectations at multiple sampling time points. A dual formulation was evaluated in the first cohort and the extent of engraftment across subjects was correlated with whether bacteria were formulated as bacterial spores versus vegetative strains; the former demonstrating stronger engraftment across all patients.

Based on the assessment of metabolomic data, SER-301 demonstrated pharmacological properties consistent with its design and led to baseline-dependent modulation of the metabolic landscape in the gastrointestinal tract of patients treated; changes were observed in short-chain and medium-chain fatty acids, tryptophan-derived metabolites, bile acids, and other microbe-associated metabolites, as well as host metabolites associated with a non-disease state. These SER-301 metabolomic results were encouraging compared with the results observed in the SER-287 Phase 2b study, in which the metabolic changes were not observed in general across subjects administered with SER-287. Additionally, changes in disease-relevant metabolites in SER-301 were observed to be greater in a definable subpopulation of patients.

The degree of metabolic changes observed following SER-301 administration appeared to be dependent on the baseline metabolic profile of the study subjects, providing support for the potential for microbiome therapeutics to be developed in biomarker-identified UC patient subpopulations.

We continue to conduct analyses of data from our SER-287 and SER-301 UC clinical stage programs to inform next steps for further development.

Other Programs

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

A preliminary analysis of results from 10 subjects who received either SER-401 or placebo in combination with nivolumab indicated that SER-401 was generally well-tolerated. There were no patients enrolled in the FMT portion of the study. Subjects currently enrolled in the study will complete the study protocol. Given challenges in enrollment due to the COVID-19 pandemic, subsequent anticipated time to study completion, and progress in our preclinical oncology pipeline, we have decided to deprioritize further development of SER-401. We will continue to advance our research and development efforts in cancer, applying learnings from the SER-401 trial.

Manufacturing

Donor-derived product candidates

SER-109 is a purified consortium of Firmicute spores produced through a process of separation and purification from a natural human stool source, obtained from qualified, highly screened donors. The donor raw material is collected in a controlled setting, under a protocol that is designed to ensure that donors meet appropriate qualification criteria.

Donors are required to be in good health, and to possess a medical history that minimizes the risk of exposure to and transmission of an infectious disease. Donors are tested for infectious agents and screened for GI and other relevant health factors. Donors are monitored for health status changes on an ongoing basis throughout the donation period. At periodic intervals, and at the end of the donation period, the qualification assessment is repeated to help ensure the donor has maintained their health status. After successful completion of a periodic or exit screening, donations are released for use in manufacturing.

We initially process the donor material in our in-house Cambridge manufacturing facility, and then transfer the process intermediate to our partner CMO, GenIbet (acquired by Recipharm in February 2022), to further isolate and concentrate SER-109 for finishing to the oral capsule dosage form. The manufacturing process includes processes to inactivate and clear potential adventitious agents, to help ensure product safety. The purified drug substance is tested for identity, potency and purity, and subsequently formulated into drug product where it is again tested for identity, potency, purity, and pharmaceutical properties. The final drug product oral dosage form is four capsules daily for 3-days. Steps are specifically built into the process to remove and kill non-spore microbes. We have conducted validation studies demonstrating the ability of the process to inactivate and clear any potential extraneous pathogens of concern, and we believe we have sufficient data from these studies to support product registration. If approved, we anticipate that we will be able to produce a sufficient commercial supply of SER-109 to meet estimated demand in the United States using donations from a modest number of donors.

Commercial product supply for the initial phase of U.S. commercial launch is being produced at our Cambridge manufacturing facility and further processed at GenIbet. In November 2021, we entered into a collaboration with Bacthera to manufacture SER-109 to expand upon our existing capabilities for commercial product supply to meet anticipated demand in later years. Under the terms of the agreement, Bacthera will construct a dedicated full-scale production suite for us at Bacthera’s Microbiome Center of Excellence in Visp, Switzerland, which is currently under construction, and provide manufacturing services for SER-109.

Cultivated product candidates

The production of live bacterial products is highly specialized. Owing to their hardiness and environmental persistence, production of aerobic and anaerobic vegetative bacteria, as well as spore-forming organisms, poses unique considerations for product, personnel, and facility design, operation, quality assurance and quality control. Manufacturing activities with spores are subject to specialized regulations. We expect that a typical commercial fermentation will yield on the order of hundreds or thousands of doses per liter depending on the product and its composition. Additionally, because a given total dose contains multiple strains, the per-strain requirements for production may be even lower. As a result, we believe the relatively high productivity of our manufacturing processes relative to the dose level will enable production scales for both clinical and commercial supply to be modest by traditional industry standards for biologics and vaccine manufacturing.

We have developed supply chains for producing and testing materials to ensure the availability of future clinical trial supplies. Our development processes are designed to ensure that the raw materials, process technologies and analytical tests we use are scalable and transferable to a cGMP manufacturing environment. These include the following core elements:

•
Fermentation. We are using microscale screening to optimize culture of the bacterial strains of interest in our current and foreseeable fermentation-based product candidates. These screens are designed to identify the fermentation platform that is best-suited for optimization and scale-up of the strains. Small-scale fermentation systems (0.1 L to 50 L) enable the optimization of a wide variety of culture conditions and have been demonstrated to be scalable to larger fermentation processes and enable technology transfer to clinical and final manufacturing sites. We employ platform fermentation processes as starting points for cGMP production processes and develop strain specific processes as required. To develop master cell banks, working cell banks, and bulk drug substance for commercial product, we are using bacterial strains that each originate from a unique research cell bank precursor, so we expect the research cell banks and final drug product should be genetically and physiologically similar.
•
Purification. Similar to fermentation, we believe small-scale purification operations are available for assessing large-scale cGMP manufacturing of live cells, and to quickly assess downstream process yield, quality and robustness. Our products in development are predominantly oral dosage forms containing live bacteria, hence purification is typically less complex than for parenteral biologics such as monoclonal antibodies that must separate highly similar components from the culturing process. Separation of viable microbes from soluble fermentation broth components is typically much simpler by comparison.
•
Formulation. Our microbiome therapeutic candidates are combinations of bacteria and can be administered by a number of methods and by different routes. Where possible, our product formulation development is focused on oral delivery for patient convenience. The primary goal in developing a formulation is to deliver bacteria to the intended location in a condition where they are able to replicate and modulate the microbiome. Formulation development generally uses approved excipients and preservatives with pharmaceutical industry precedent, and will include screening of liquid, solid, and suspension formulations to maximize the opportunity for extended stability with minimal cold-chain requirements. Dosage forms for oral products may be liquid- or powder-filled capsules, tablets, sachets, or liquid containers.
•
Analytical. We are addressing quality control requirements for our microbiome therapeutic candidates using proprietary microbiological, chemical, biochemical, and molecular sequence-based testing schemes. We have available and are further developing quality control, environmental monitoring and in-process analytical tools that can quantitatively measure the composition of spore, vegetative microbe and spore/vegetative combinations, which we believe enable a wide variety of drug products to be manufactured. Throughout the bioprocess and formulation development platform we use and will expand on quantitative analytics to assess the identity, potency and purity of the final product.

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

Material Agreements

Collaboration and Manufacturing Agreements

Collaboration and License Agreement with Société des Produits Nestlé S.A. (Nestlé)

In January 2016, we entered into the Collaboration and License Agreement, or the 2016 License Agreement, with Nestec, Ltd., which was succeeded in interest by Société des Produits Nestlé S.A., or together with NHSc Pharma Partners, Nestlé, for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. The 2016 License Agreement will support the development of our portfolio of products for CDI and IBD in markets outside of the United States and Canada, or the 2016 Licensed Territory.

License Agreement with NHSc Pharma Partners (Nestlé)

In July 2021, we entered into a license agreement, or the 2021 License Agreement, with NHSc Pharma Partners, or, together with Société des Produits Nestlé S.A., Nestlé. Under the terms of the 2021 License Agreement, we granted Nestlé a co-exclusive, sublicensable (under certain circumstances) license to develop, commercialize and conduct medical affairs activities for (i) therapeutic products based on our microbiome technology (including our SER-109 product candidate) that are developed by us or on our behalf for the treatment of CDI and recurrent CDI, as well as any other indications pursued for the products upon mutual agreement of the parties, or the 2021 Field in the United States and Canada, or the 2021 Licensed Territory, and (ii) our SER-109 product candidate and any improvements and modifications thereto developed pursuant to the terms of the 2021 License Agreement, or the 2021 Collaboration Products for any indications in the 2021 Licensed Territory. We are responsible for completing development of SER-109 in the 2021 Field in the United States until first regulatory approval for SER-109 is obtained.

Bacthera Long Term Manufacturing Agreement

In November 2021, we entered into a Long Term Manufacturing Agreement, or the Bacthera Agreement, with BacThera AG, or Bacthera, a joint venture between Chr. Hansen and a Lonza Group affiliate. The Bacthera Agreement governs the general terms under which Bacthera, or one of its affiliates, will (i) construct a dedicated full-scale production suite for us at Bacthera’s Microbiome Center of Excellence in Visp, Switzerland, which is currently under construction; and (ii) provide manufacturing services to us for our SER-109 product and, if agreed by the parties, SER-287 product.

AstraZeneca Research Collaboration and Option Agreement

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

Indebtedness

Loan and Security Agreement with Hercules

In October 2019, we entered into a loan and security agreement with Hercules, pursuant to which a term loan in an aggregate principal amount of up to $50.0 million, or the Original Credit Facility, was available to us in three tranches. We received the first tranche of $25.0 million upon signing the agreement on October 29, 2019. We did not meet the milestone requirements for the second tranche under the Original Credit Facility, and as such, the additional amount up to $12.5 million is not available for us to borrow. We elected not to borrow the third tranche of $12.5 million, which was available upon Hercules’ approval until June 30, 2021.

In April 2020, we entered into an amendment to the loan and security agreement with Hercules, or the First Amendment, permitting us to enter into a promissory note under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Stability Act.

In February 2022, we entered into a second amendment to the loan and security agreement with Hercules, or the Second Amendment, which amended the Original Credit Facility. Pursuant to the Second Amendment, term loans in an aggregate principal amount of up to $100.0 million, or the New Credit Facility, have become available to us in five tranches subject to certain terms and conditions: (i) the first tranche in an aggregate principal amount of $25.0 million that is outstanding as of the February 24, 2022 effective date, or the Effective Date, (ii) the second tranche in an aggregate principal amount of $12.5 million that has been advanced to the Company and is outstanding as of the Effective Date, (iii) the third tranche in an aggregate principal amount of $12.5 million that has been advanced to the Company and is outstanding as of the Effective Date, (iv) the fourth tranche in an aggregate principal amount of $25.0 million available upon satisfaction of certain conditions, including the approval by the U.S. Food and Drug Administration of a biologics license application in respect of SER-109 by no later than December 15, 2023, and (v) the fifth tranche in an aggregate principal amount of up to $25.0 million that is available through the amortization date upon satisfaction of certain conditions, including the lenders’ investment committee approval.

For a further description of our material agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" in Part II, Item 7 of this Annual Report on Form 10-K.

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

In the United States, the FDA regulates drug and biologic products under the Federal Food, Drug and Cosmetic Act, its implementing regulations and other laws, including, in the case of biologics, the Public Health Service Act. Our product candidates are subject to regulation by the FDA as biologics. Biologics require the submission of a BLA and approval by the FDA before being marketed in the United States.

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

Clinical trials involve the administration of the product candidate to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol must be submitted to the FDA as part of the IND. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the drug, findings from animal or in vitro testing suggesting a significant risk to humans exposed to the drug, and any clinically important increased rate of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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

Non-clinical studies and clinical trials

Similarly to the United States, the various phases of non-clinical and clinical research in the European Union, or EU, are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new biological substances. Non-clinical studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in EU Directive 2004/10/EC. In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization, or ICH, guidelines on Good Clinical Practices, or GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Additional GCP guidelines from the European Commission, focusing in particular on traceability, apply to clinical trials of advanced therapy medicinal products, or ATMPs. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU countries, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorised, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.

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

Marketing Authorizations

In the EU, medicinal products can only be placed on the market after obtaining a marketing authorization, or MA. To obtain regulatory approval of an investigational biological product in the EU, we must submit a marketing authorization application, or MAA. The process for doing this depends, among other things, on the nature of the medicinal product.

Centralized procedure—Under the centralized procedure, following the opining of the EMA’s Committee for Medicinal Products for Human Use, or, CHMP, the European Commission issues a single MA valid throughout the EU. The centralized procedure is compulsory for certain types of products, such as (i) medicinal products derived from biotechnology processes, such as genetic engineering, (ii) designated orphan medicinal products, (iii) ATMPs, such as gene therapy, somatic cell therapy and tissue engineered products, and (iv) medicinal products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative diseases, diabetes, autoimmune diseases and other immune dysfunctions, and viral diseases. The centralized procedure is optional for any products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or for which the granting of a MA would be in the interest of public health in the EU.

Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA's CHMP is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. At the end of the review period, the CHMP provides an opinion to the European Commission. If this opinion is favorable, the Commission may then adopt a decision to grant an MA. In exceptional cases, the CHMP might perform an accelerated review of a MAA in no more than 150 days (excluding clock stops), when a medicinal product targets an unmet medical need and is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MAA under the accelerated assessment procedure is 150 days, excluding clock stops.

Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. In March 2016, the EMA launched an initiative, the Priority Medicines, or PRIME, scheme, a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

National authorization procedures—There are also two other possible routes to authorize medicinal products in several member states, which are available for products that fall outside the scope of the centralized procedure:

•
Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorizations in more than one EU member states of medicinal products that have not yet been authorized in any EU member states and that do not fall within the mandatory scope of the centralized procedure. Under the decentralized procedure an identical dossier is submitted to the national competent authority of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state. National MAs are issued by competent authorities of the EU member states for their respective territory.
•
Mutual recognition procedure. In the mutual recognition procedure, a medicine is first authorized in one EU member state, in accordance with the national procedures of that member state. Following this, further MAs can be sought from other EU member states in a procedure whereby the countries concerned recognize the validity of the original national MA.

MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance. Once renewed, the MA is valid for an unlimited period unless the European Commission or the national competent authority decides, on justified grounds relating to pharmacovigilance, to proceed with one additional five-year renewal.

Data and Marketing Exclusivity

In the EU, upon receiving a MA, reference medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of the market exclusivity period a generic or biosimilar MA can be submitted, and the innovator’s data may be referenced but no generic or biosimilar can be marketed in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The overall ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

There is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product, for example, because of differences in raw materials or manufacturing processes. For such products, the results of appropriate preclinical or clinical trials must be provided, and guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product. There are no such guidelines for complex biological products, such as gene or cell therapy medicinal products, and so it is unlikely that biosimilars of those products will currently be approved in the EU. However, guidance from the EMA states that they will be considered in the future in light of the scientific knowledge and regulatory experience gained at the time.

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. The application for orphan drug designation must be submitted before the MAA. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a MA, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year orphan market exclusivity period, the competent authorities cannot accept another MAA, or grant a MA, or accept an application to extend a MA for a similar product for the same indication. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan, or PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Pediatric Development

In the EU, MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a PIP agreed with the EMA’s Pediatric Committee, or PDCO. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which an MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all member states and study results are included in the product information, even when negative, the product is eligible for a six-months supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical products, a two year extension of the orphan market exclusivity is granted.

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

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA (comprised of the 27 EU member states plus Iceland, Liechtenstein and Norway).

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom, or UK, left the EU on January 31, 2020, following which existing EU medicinal product legislation continued to apply in the UK during the transition period under the terms of the EU-UK Withdrawal Agreement. The transition period, which ended on December 31, 2020, maintained access to the EU single market and to the global trade deals negotiated by the EU on behalf of its members. The transition period provided time for the UK and EU to negotiate a framework for partnership for the future, which was then crystallized in the Trade and Cooperation Agreement, or TCA, and became effective on the January 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations.

EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. However, new legislation such as the EU CTR or in relation to orphan medicines will not be applicable. The UK government has passed a new Medicines and Medical Devices Act 2021, which introduces delegated powers in favour of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, is the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in England, Wales, and Scotland, together, Great Britain, or GB; broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA. The MHRA has published a guidance on how various aspects of the UK regulatory regime for medicines will operate in GB and in Northern Ireland following the expiry of the Brexit transition period on December 31, 2020. The guidance includes clinical trials, importing, exporting, and pharmacovigilance and is relevant to any business involved in the research, development, or commercialization of medicines in the UK. The new guidance was given effect via the Human Medicines Regulations (Amendment etc.) (EU Exit) Regulations 2019, or the Exit Regulations.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder chooses to opt-out. After Brexit, companies established in the UK cannot use the centralized procedure and instead must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to commercialize products in the UK. The MHRA may rely on a decision taken by the European Commission on the approval of a new (centralized procedure) MA when determining an application for a GB authorization; or use the MHRA’s decentralized or mutual recognition procedures which enable MAs approved in EU member states (or Iceland, Liechtenstein, Norway) to be granted in GB.

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

In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and other healthcare providers. The ACA, among other things, imposed new reporting requirements through the Physician Payments Sunshine Act on certain manufacturers of drugs covered by a federal healthcare program for payments made by them to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiology assistants, and certified nurse midwives) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Manufacturers must submit reports by the 90th day of each calendar year. Certain states also mandate implementation of compliance programs, impose restrictions on drug manufacturer marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians, and pricing information and marketing expenditures.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021, through August 15, 2021, for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In For example, the Budget Control Act of 2011, enacted in August 2011, among other things, included reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical and biological products. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Adoption of other new legislation at the federal or state level could further limit reimbursement for pharmaceuticals, including our product candidates if approved.

Data Privacy and Security

We may also be subject to U.S. federal and state and foreign health information privacy, security and data breach notification laws governing the collection, use, disclosure and protection of health-related and other personal information. In the U.S., HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to the Department of Health and Human Services, or HHS, to affected individuals and if the breach is large enough, to the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

In addition, certain state laws govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California enacted the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020. The CCPA, among other things, creates certain data privacy obligations for covered companies and provides individual privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing costs associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. Further, the California Privacy Rights Act, or CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required.

In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, the EU General Data Protection Regulation, or GDPR, imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Human Capital

Employees

As of December 31, 2021, we had 333 full-time permanent employees. Forty-four employees work in administration and operations and 289 work in research and development. None of our employees in the U.S. are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good. During 2021, we enhanced our capabilities by significantly expanding our employee base. The new employees were hired to support a variety of functions and key initiatives, including extending our research, clinical and pre-clinical pipeline development, as well as our medical affairs, manufacturing and commercialization capabilities, with hires in commercial, clinical development and operations, research, medical affairs, manufacturing, and general and administrative functions. We expect to continue to add additional employees in 2022, with a focus on further enhancing our capabilities and increasing our capacities in these areas as we continue our focus on gaining FDA approval for SER-109 for recurrent CDI.

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

COVID-19 Pandemic

We are operating at a unique time, as we face a serious public safety crisis because of the COVID-19 virus. We remain focused on continuing to serve clinical trial patients, as well as protecting the health and safety of our employees and the communities in which we live and work. At the onset of the COVID-19 pandemic, we activated a task force designed to assess, mitigate and manage the risks related to COVID-19 to avoid or minimize business disruption, including safeguarding of our facilities, and to ensure the safety and sense of security for our staff. In early March 2020, we closed all sites to non-essential employees. We continue to keep all our sites closed to non-essential employees and encourage remote working arrangements for employees, and we have adopted and implemented additional precautions to accommodate employees returning to worksites safely. To date, our remote working arrangements have not significantly affected our ability to maintain critical business operations.

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

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, accordingly, file reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. The SEC maintains a web site (http://www.sec.gov) that contains material regarding issuers that file electronically, such as ourselves, with the SEC.

We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Since inception, we have incurred significant operating losses. Our net loss was $65.6 million for the year ended December 31, 2021, $89.1 million for the year ended December 31, 2020, and $70.3 million for the year ended December 31, 2019. As of December 31, 2021, we had an accumulated deficit of $614.4 million. To date, we have financed our operations through the public offerings of our common stock, private placements of our common stock and preferred stock, payments under our collaboration agreements, and loan facility. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We have not completed development of any of our product candidates, which we call microbiome therapeutic candidates, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses may increase substantially as we:

•
complete the clinical development, seek regulatory approval, and prepare for potential commercialization of SER-109 for patients with recurrent CDI;
•
re-evaluate the clinical development of SER-287 for the treatment of UC in light of the Phase 2b clinical study results and in conjunction with the additional microbiome biomarker data;
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

Our expenses may increase in connection with our ongoing activities, particularly as we continue the clinical development of SER-109 and prepare for its potential commercialization pending regulatory approval, re-evaluate the clinical development of SER-287, continue clinical studies of SER-301 and SER-155 and continue to research, develop and initiate clinical trials of our other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution, including under the 2021 License Agreement. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company, including as a result of no longer qualifying as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, or as a "smaller reporting company." Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We expect that our cash, cash equivalents and investments as of December 31, 2021, including proceeds, net of facility fees and expenses, received in February 2022 in connection with the Second Amendment, will be sufficient to fund our operating expenses, debt service obligations and capital expenditure requirements for at least the next 12 months from the issuance of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In addition, the specifics of existing and future clinical trial activities could impact capital requirements and cash projections. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

We are using our microbiome therapeutics platform to develop microbiome therapeutic candidates. Other than SER-109 and SER-287, we are at an early stage of development and our platform has not yet, and may never, lead to approvable or marketable drugs. We are developing additional product candidates that we intend to be used to reduce infection and treat diseases where the microbiome is implicated. We may have problems applying our technologies to these areas, and our product candidates may not be effective in reducing infection and disease. Our product candidates may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.

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
•
regulatory authorities or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
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

For example, in March 2020, as a result of the COVID-19 pandemic, we halted further enrollment of the completed ECOSPOR III trial with 182 patients enrolled. Following receipt of the Phase 3 top-line data from ECOSPOR III, the FDA reaffirmed its prior position that safety data from at least 300 patients at 24 weeks will be required for the safety database for SER-109. In September 2021, we achieved target enrollment of 300 subjects with the ECOSPOR IV open-label study. The target enrollment of a minimum of 300 subjects for the SER-109 safety database was reached in conjunction with a prior completed Phase 3 study, ECOSPOR III. We may also be required to treat more patients with SER-109 than we currently expect before we are able to generate a safety database sufficient to allow us to seek approval of SER-109. Additional clinical trials or changes in our development plans could cause us to incur significant development costs, delay or prevent the commercialization of SER-109 or otherwise adversely affect our business. In addition, prolonged disruptions caused by the COVID-19 pandemic could severely impact our preclinical studies and clinical trials, including by causing further difficulties or delays in initiating, enrolling, conducting, or completing our planned and ongoing clinical trials. See “—Risks Related to Our Operations—The COVID-19 pandemic has adversely impacted and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition.”

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

In addition, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted with respect to clinical trials. For instance, the regulatory landscape related to clinical trials in the European Union, or EU, recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorised, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as clinical research organizations, or CROs, may impact our developments plans.

It is currently unclear to what extent the United Kingdom, or UK, will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency, or MHR, launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closes on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our product candidates on the basis of clinical trials conducted in the UK.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our business may be impacted.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, risky and may take many years. The scope and amount of clinical data required to obtain marketing approvals can vary substantially from jurisdiction to jurisdiction, and it may be difficult to predict whether a particular regulatory body will require additional or different studies than those conducted by a sponsor, especially for novel product candidates such as our microbiome therapeutic candidates. The FDA or foreign regulatory authorities may delay, limit, or deny approval to market our product candidates for many reasons, including: our inability to demonstrate that the clinical benefits of our product candidates outweigh any safety or other perceived risks; the regulatory authority’s disagreement with the interpretation of data from nonclinical or clinical studies; the regulatory authority’s requirement that we conduct additional preclinical studies and clinical trials; changes in marketing approval policies during the development period; changes in or the enactment of additional statutes or regulations, or changes in regulatory review process for each submitted product application; or the regulatory authority’s failure to approve the manufacturing processes or third-party manufacturers with which we contract. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. A proposal for revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) is expected to be adopted by the European Commission by the end of 2022. The proposed revisions, once they are agreed and adopted by the European Parliament and European Council (not expected before the end of 2024) may have a significant impact on the biopharmaceutical industry in the long term.

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

We may seek PRIME designation by EMA or other designations, schemes or tools in the EU for one or more of our product candidates, which we may not receive. Such designations may not lead to a faster development or regulatory review or approval process and do not increase the likelihood that our product candidates will receive marketing authorization.

We may seek EMA PRIME (Priority Medicines) designation or other designations, schemes or tools for one or more of our product candidates. In the EU, innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIME scheme, which provides incentives similar to the Breakthrough Therapy designation in the United States. PRIME is a voluntary scheme aimed at enhancing the European Medicines Agency’s, or EMA, support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. The benefits of a PRIME designation include the appointment of a rapporteur before submission of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process.

Even if we believe one of our product candidates is eligible for PRIME, the EMA may disagree and instead determine not to make such designation. The EMA PRIME scheme or other schemes, designations, or tools, even if obtained or used for any of our product candidates may not lead to a faster development, regulatory review or approval process compared to therapies considered for approval under conventional procedures and do not assure ultimate approval. In addition, even if one or more of our product candidates is eligible to the PRIME scheme, the EMA may later decide that such product candidates no longer meet the conditions for qualification or decide that the time period for review or approval will not be shortened.

Product developers that benefit from PRIME designation may be eligible for accelerated assessment (in 150 days instead of 210 days), which may be granted for medicinal products of major interest from a public health perspective or that target an unmet medical need, but this is not guaranteed.

The competent regulatory authorities in the EU have broad discretion whether to grant such an accelerated assessment, and, even if such assessment is granted, we may not experience a faster development process, review or authorization compared to conventional procedures. Moreover, the removal or threat of removal of such an accelerated assessment may create uncertainty or delay in the clinical development of our product candidates and threaten the commercialization prospects of our products and product candidates, if approved. Such an occurrence could materially impact our business, financial condition and results of operations.

We may seek orphan drug designation for some of our product candidates but may not be able to obtain it.

We have obtained orphan drug designation from the FDA for SER-109 for recurrent CDI and SER-287 for pediatric UC and may seek orphan drug designation and exclusivity for some of our future product candidates. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs and biologics for relatively small patient populations as orphan drugs. In the United States, the FDA may designate a drug or biologic as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a disease or condition that affects fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation must be requested before submitting a BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and application fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA.

In addition, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or other regulatory authorities from approving another marketing application for the same drug or biologic for that time period, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity for the orphan patient population. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if, at the end of the fifth year, it is established that a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or other regulatory authorities determine that the request for designation was materially defective or if the manufacturer is unable to assure a sufficient quantity of the drug or biologic to meet the needs of patients with the rare disease or condition. Exclusive marketing rights in the United States may also be unavailable if we or our collaborators seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective.

Even if we obtain orphan drug designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product candidate, that exclusivity for a product may not effectively protect the product from competition because different drugs and biologics can be approved for the same condition. Even after an orphan drug or biologic is approved, the FDA or other regulatory authorities can subsequently approve the same drug or biologic for the same condition if the FDA or other regulatory authorities conclude that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time nor gives the drug any advantage in the regulatory review or approval process.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and other regulatory authorities to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s and other regulatory authorities' ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s and other regulatory authorities' ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other regulatory authorities, such as the EMA, following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary regulatory authorities, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory authorities, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States, including the EMA, have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Risks Related to our Dependence on Third Parties and Manufacturing

The collaboration and license agreements with Société des Produits Nestlé S.A. and NHSc Pharma Partners (collectively, and together with their affiliates and subsidiaries, Nestlé) are important to our business. If we or Nestlé fail to adequately perform under these agreements, or if we or Nestlé terminate the agreements, the development and commercialization of our CDI and IBD product candidates, including SER-109, SER-287 and SER-301, could be delayed or terminated and our business would be adversely affected.

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

We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct and manage our clinical trials.

Our reliance on these third parties for research and development activities will reduce our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with regulatory standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, safety and welfare of trial participants are protected. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations or similar regulatory requirements outside the United States. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be adversely affected if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws. Other countries’ regulatory authorities also have requirements for clinical trials with which we must comply. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We rely, and expect to continue to rely, on third parties, including Recipharm and Bacthera, for certain aspects of materials supply for our product candidates in preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates on a timely basis or at all, or that such quantities will be available at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. For example, certain of our product candidates rely on human stool from third-party donors. If we do not obtain an adequate supply of donor-derived material to meet clinical or commercial demand, our ability to manufacture our product candidates may be delayed or adversely impacted.

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

Third-party manufacturers may not be able to comply with current good manufacturing processes, or cGMP, regulations or similar regulatory requirements inside or outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Some of the contract manufacturers we rely on to produce our product candidates have never produced an FDA-approved therapeutic. One of the contract manufacturers on which we rely will be constructing a building in which to manufacture our product candidates, which may not be completed on time or at all or, upon completion, may not be approved by the FDA. If our manufacturers are unable to comply with cGMP regulation or similar regulatory requirements outside the United States or if the FDA or other regulatory authorities do not approve their facility upon a pre-approval inspection, our therapeutic candidates may not be approved or may be delayed in obtaining approval. In addition, there are a limited number of manufacturers that operate under cGMP regulations and similar regulatory requirements outside the United States that might be capable of manufacturing our products. Therefore, our product candidates and any future products that we may develop may compete with other products for access to manufacturing facilities. Any failure to gain access to these limited manufacturing facilities could severely impact the clinical development, marketing approval and commercialization of our product candidates.

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

We have manufacturing facilities at our Cambridge, Massachusetts locations where we conduct process development, scale-up activities and a portion of the manufacture of microbiome therapeutics. The FDA and other comparable foreign regulatory authorities must, pursuant to inspections that are conducted after submitting a BLA or relevant foreign marketing submission, confirm that the manufacturing processes for the product meet cGMP or similar regulatory requirements outside the United States. We have not yet had any of our manufacturing facilities inspected.

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

Risks Related to Commercialization of Our Product Candidates and

Other Legal Matters

Even if any of our product candidates receive marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, hospitals, third-party payors and others in the medical community necessary for commercial success.

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

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to the continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP and similar foreign requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. We and our contract manufacturers will also be subject to continual review and periodic inspections to assess compliance with cGMP and similar foreign requirements. Accordingly, we, and our collaborators and others with whom we work, must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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
•
the federal Physician Payment Sunshine Act requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiology assistants, and certified nurse midwives), and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; manufacturers are required to submit reports to the government by the 90th day of each calendar year; and
•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to our business practices, including but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government (or foreign governments) and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, pricing information or marketing expenditures.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how healthcare reform measures enacted by Congress or implemented by the Biden administration or other challenges to the ACA, if any, will impact the ACA or our business. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, enacted in August 2011, included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenues, if any.

In some countries, particularly the EU member states, the pricing of certain pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various EU member states and parallel distribution or arbitrage between low-priced and high-priced member states, can further reduce prices. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. Even if a pharmaceutical product obtains a marketing authorization in the EU, there can be no assurance that reimbursement for such product will be secured on a timely basis or at all. If coverage and reimbursement of our products are unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

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

We have had in the past, and may have in the future, certain funding arrangements. Such funding arrangements impose various obligations on us, including reporting obligations, and may subject certain of our intellectual property, such as intellectual property made using the applicable funding, to the rights of the U.S. government under the Bayh-Dole Act. Any failure to comply with our obligations under a funding arrangement may have an adverse effect on our rights under the applicable agreement or our rights in the applicable intellectual property. Compliance with our obligations or the exercise by the government or other funder of its rights, may limit certain opportunities or otherwise have an adverse effect on our business.

Our patent portfolio currently includes 24 active patent application families (which includes an option to license certain IP from MD Anderson and exclusive licenses to certain IP from Memorial Sloan Kettering Cancer Center). Of these, 21 applications have been nationalized and three are pending at the PCT stage. While we have obtained 18 issued U.S. patents and one currently allowed and soon to issue, we cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents or our current patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, we are pursuing claims to therapeutic, binary compositions of certain bacterial populations. Any claims that may issue may provide coverage for such binary compositions and/or their use. However, such claims would not prevent a third party from commercializing alternative compositions that do not include both of the bacterial populations claimed in pending applications, potential applications or patents that have or may issue. There can be no assurance that any such alternative composition will not be equally effective. Further, given that our SER-109 product candidate is a complex composition with some variation from lot-to-lot and that, likewise, third-party compositions may have similar complexity and variability, it is possible that a patent claim may provide coverage for some but not all lots of a product candidate or third-party product. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.

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

Risks Related to Our Operations

The COVID-19 pandemic has adversely impacted and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition.

The COVID-19 pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended. In response to the spread of COVID-19 we have limited on-site staff to only those required on-site to execute their job responsibilities and limited the number of staff in any given research and development laboratory. We are continuing to monitor the impact of the COVID-19 pandemic on our operations and ongoing clinical development activity. Our mitigation activities to minimize COVID-19-related operation disruptions are ongoing, however, given the severity and evolving nature of the situation, the timing of clinical readouts is uncertain. As a result of the COVID-19 pandemic, we or our collaborators may experience further disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

In addition, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic further impacts our business, including our preclinical studies and clinical trials, results of operations and financial condition will depend on future developments which are highly uncertain and cannot be predicted with confidence. Such factors include but are not limited to the duration and severity of the pandemic, the impact of variants, travel restrictions, quarantines, shelter-in-place orders and social distancing recommendations and regulations in the United States and other countries, business closures or business disruptions, the adoption and effectiveness of vaccines and vaccine distribution efforts, and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease.

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
•
global macroeconomic conditions, including inflation, labor shortages, supply chain shortages, or other economic, political or legal uncertainties or adverse developments;
•
financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our products and exposure to foreign currency exchange rate fluctuations;
•
political unrest and wars, such as the current situation with Ukraine and Russia, which could delay or disrupt our business, and if such political unrest escalates or spills over to or otherwise impacts additional regions it could heighten many of the other risk factors included in this Item 1A;
•
natural disasters, political and economic instability, including terrorism and political unrest, outbreak of disease or epidemics such as the COVID-19 pandemic, boycotts, curtailment of trade and other business restrictions;
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

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials in the U.S. and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

In the U.S., HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, or collectively HIPAA, imposes privacy, security and breach notification obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors. Most healthcare providers, including research institutions from which we obtain clinical trial information, are subject to privacy and security regulations promulgated under HIPAA. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, the CCPA went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the CPRA recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, in Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU, or CJEU, limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses, or SCCs. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021 and laid its proposal before Parliament, with the UK SCCs expected to come into force in March 2022, with a two-year grace period. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Since the beginning of 2021, after the end of the transition period following the UK’s departure from the European Union, we are also subject to the UK data protection regime, which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.

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

As of December 31, 2021, we had net operating loss carryforwards, or NOLs, of $402.5 million for federal income tax purposes and $394.1 million for state income tax purposes, which may be available to offset our future taxable income, if any. Our federal and state NOLs begin to expire in various amounts in 2035, provided that federal NOLs generated in taxable years after December 31, 2017 will not be subject to expiration. As of December 31, 2021, we also had federal and state research and development and other tax credit carryforwards of approximately $43.7 million and $11.9 million, respectively, available to reduce future income tax liabilities. Our federal and state tax credit carryforwards begin to expire in various amounts in 2031 and 2028, respectively. The federal research and development tax credit carryforwards include an orphan drug credit carryforward of $23.7 million. These NOLs and tax credit carryforwards could expire unused, to the extent subject to expiration, and be unavailable to offset future taxable income or income tax liabilities. In addition, in general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs and tax credit carryforwards to offset future taxable income and income taxes. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of a corporation’s stock exceeds 50 percentage points over a three-year period. We have experienced ownership changes in the past, per the Section 382 study performed through December 31, 2020, and may experience ownership changes in the future because of future transactions in our stock, some of which may be outside our control. We believe that none of the existing tax attributes will expire unused as a result of the calculated limitations. If we undergo future ownership changes, our ability to use our NOLs and tax credit carryforwards could be further limited. For these reasons, we may not be able to use a material portion of our NOLs or tax credit carryforwards, even if we attain profitability. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future tax benefits of such assets. Federal NOLs arising in periods beginning after December 31, 2017 may generally only be used to offset 80% of taxable income in years beginning after December 31, 2020, which may require us to pay federal income taxes in future years despite generating federal NOLs in prior years.

The terms of our credit facility place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

In October 2019, we entered into a loan and security agreement with Hercules pursuant to which a term loan facility in aggregate principal amount up to $50.0 million, or the Original Credit Facility, is available to us in three tranches, subject to certain terms and conditions. We received the first tranche of $25.0 million upon signing the agreement on October 29, 2019. We did not meet the milestone requirements for the second tranche under the Original Credit Facility, and as such, the additional second tranche amount of up to $12.5 million is not available for us to borrow. We elected not to borrow the third tranche of $12.5 million, which was available upon Hercules’ approval until June 30, 2021. The Original Credit Facility is secured by a lien on substantially all of our assets, other than intellectual property. We also agreed not to pledge or secure our intellectual property to others. In April 2020, we entered into an amendment to the loan and security agreement with Hercules, or the First Amendment, permitting us to enter into a promissory note under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Stability Act. In February 2022, we entered into a second amendment to the loan and security agreement with Hercules, or the Second Amendment, which amended the Original Credit Facility. Pursuant to the Second Amendment, term loans in an aggregate principal amount of up to $100.0 million, or the New Credit Facility, have become available to us in five tranches, subject to certain terms and conditions: (i) the first tranche in an aggregate principal amount of $25.0 million that is outstanding as of the February 24, 2022 effective date, or the Effective Date, (ii) the second tranche in an aggregate principal amount of $12.5 million that has been advanced to the Company and is outstanding as of the Effective Date, (iii) the third tranche in an aggregate principal amount of $12.5 million that has been advanced to the Company and is outstanding as of the Effective Date, (iv) the fourth tranche in an aggregate principal amount of $25.0 million available upon satisfaction of certain conditions, including the approval by the FDA of a biologics license application in respect of SER-109 by no later than December 15, 2023, and (v) the fifth tranche in an aggregate principal amount of up to $25.0 million that is available through the amortization date upon satisfaction of certain conditions, including the lenders’ investment committee approval. For a further description of the New Credit Facility, see Part II, Item 9B. “Other Information” in this Annual Report on Form 10-K.

The Original Credit Facility and the New Credit Facility include affirmative and negative covenants and events of default applicable to us. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on our transferring collateral, making changes to the nature of our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, engaging in transactions with affiliates. The Original Credit Facility and the New Credit Facility also include a conditional liquidity covenant. Events of default include, among other things and subject to customary exceptions: (i) insolvency, liquidation, bankruptcy or similar events; (ii) failure to pay any debts due under the loan and security agreement with Hercules or other loan documents on a timely basis; (iii) failure to observe certain covenants under the loan and security agreement with Hercules; (v) occurrence of a material adverse effect; (vi) material misrepresentation by us; (vii) occurrence of any default under any other agreement involving material indebtedness; and (viii) certain material money judgments. If we default under the loan and security agreement, Hercules may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Any declaration by Hercules of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to control or significantly influence all matters submitted to stockholders for approval.

Our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 72.8% of our outstanding voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

We are no longer an “emerging growth company” or a "smaller reporting company" and, as a result we are subject to certain enhanced disclosure requirements.

The last day of the fiscal year following the fifth anniversary of our IPO was December 31, 2020. As a result, commencing January 1, 2021, we are subject to certain requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. Compliance with these enhanced disclosure requirements will increase our costs and could negatively affect our results of operations and financial condition. Moreover, as a large accelerated filer, we are required to comply with the auditor attestation requirements under Section 404 of the Sarbanes Oxley Act of 2002, as amended, or Section 404.

As of December 31, 2021, we are no longer a “smaller reporting company” as defined under the rules promulgated under the Exchange Act. Since we are no longer a smaller reporting company, we are unable to provide simplified executive compensation disclosure or take advantage of certain other reduced disclosure obligations, including, among other things, providing only two years of audited financial statements.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses, particularly now that we are no longer an emerging growth company or a smaller reporting company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that these rules and regulations will continue to make it more difficult and more expensive for us to maintain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. Additionally, we are no longer a non-accelerated filer, so we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we are unable to maintain effective internal control over financial reporting, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company or comply with the requirements of the Securities and Exchange Commission or Section 404. This could result in a restatement of our financial statements, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. Material weaknesses in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between January 1, 2017 and December 31, 2021, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on December 31, 2016 in each of our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

Holders

As of February 24, 2022, there were approximately 10 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities during the quarter ended December 31, 2021.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the quarter ended December 31, 2021.

Item 6. [Reserved]

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

A discussion regarding our financial condition and results of operations for the years ended December 31, 2021 and 2020, including a year-to-year comparison between 2021 and 2020, is presented below. For a discussion regarding our financial condition and results of operations for the year ended December 31, 2019, including a year-to-year comparison between 2020 and 2019, refer to Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 2, 2021.

Overview

We are a microbiome therapeutics company developing a novel class of live biotherapeutic drugs, which are consortia of microbes designed to treat disease by modulating the microbiome to treat or reduce disease by repairing the function of a disease susceptible microbiome to a non-disease state. We have an advanced drug pipeline with late-stage clinical assets that are formulated for oral delivery and a differentiated microbiome therapeutics drug discovery and development platform including good manufacturing practices, or GMP, manufacturing capabilities for this novel drug modality.

Our highest priority is preparing a biologics license application, or BLA, for submission to the U.S. Food and Drug Administration, or FDA, and preparing for potential commercialization of SER-109, an investigational oral microbiome therapeutic in development for recurrent Clostridioides difficile infection, or CDI. We intend to seek agreement with the FDA to begin a rolling BLA submission for SER-109 in the first half of 2022 and to finalize the submission with data from the safety database in mid-2022. SER-109 has obtained Breakthrough Therapy designation, and as a result, we expect priority review by the FDA.

We are also designing microbiome therapeutics to decolonize pathogens and modulate host function to reduce and prevent infections. We believe that the scientific and clinical data from our SER-109 program validate this novel approach, which we refer to as infection protection. We believe the infection protection approach may be replicable across different bacterial pathogens to develop microbiome therapeutics with the potential to protect a range of medically compromised patients from infections. We are evaluating SER-155 in a Phase 1b study in patients receiving allogeneic hematopoietic stem cell transplantation, or allo-HSCT, to reduce incidences of gastrointestinal infections, bloodstream infections and graft-versus-host disease, or GvHD. We are also evaluating additional preclinical stage programs in indications such as cancer neutropenia, solid organ transplant, and antimicrobial resistant infections more broadly.

We continue to focus our resources on evaluating SER-301 in a Phase 1b study in patients with mild-to-moderate ulcerative colitis, or UC, and on analyzing additional biomarker data from our Phase 2b study evaluating SER-287 in patients with mild-to-moderate UC. In July 2021, we announced topline results from the SER-287 Phase 2b study, which did not meet its primary endpoint of improving clinical remission rates compared to placebo. Following the data readout, in December 2021, we completed preliminary microbiome drug pharmacology analyses that demonstrated the successful engraftment of SER-287 bacterial species. However, unlike the Phase 1b study, anticipated changes in disease-relevant metabolites post-administration with SER-287 in the Phase 2b study were not observed. In addition, we have completed preliminary analysis of data from the first cohort of the SER-301 Phase 1b study, which included 15 subjects. Evaluation of the first cohort data by an independent Data Safety Monitoring Board indicated that it would be safe to proceed to the placebo-controlled second cohort. While efficacy was not a defined endpoint in the first cohort, evaluation of clinical outcome data collected as part of the study indicated that no subjects in the first cohort achieved clinical remission as defined by the FDA using the Three-Component Modified Mayo Score after 10 weeks of treatment, though there were improvements in one or more individual components (endoscopic, stool frequency and rectal bleeding subscores) in some patients. Strains in SER-301 were observed to engraft in subjects across the trial period, and based on the assessment of metabolomic data, SER-301 demonstrated pharmacological properties consistent with its design and led to baseline-dependent modulation of the metabolic landscape in the gastrointestinal tract of patients treated. We continue to conduct analyses of data from our SER-287 and SER-301 UC clinical stage programs to inform next steps for further development.

In addition, we continue to evaluate opportunities to advance our technology in modulating host immunity to have an impact on and treat diseases such as cancer and various autoimmune diseases.

Since our inception in October 2010, we have devoted substantially all of our resources to developing our programs, platforms, and technologies, building our intellectual property portfolio, developing our supply chain, business planning, raising capital and providing general and administrative support for these operations.

Many of our product candidates are still in preclinical development or early-stage discovery. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss was $65.6 million for the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $614.4 million and cash, cash equivalents and short- and long-term investments totaling $291.2 million. Based on our current plans and forecasted expenses, we believe that our existing cash, cash equivalents and investments as of December 31, 2021 and proceeds, net of facility fees and expenses, of $27.6 million received in February 2022 in connection with the Second Amendment, will enable us to fund our operating expenses, debt service obligations and capital expenditure requirements for at least the next 12-months from issuance of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

While we plan to focus our investment on our highest priority clinical programs in the near-term, our expenses may increase substantially in connection with our ongoing and planned activities, particularly as we:

•
complete the clinical development, seek regulatory approval, and prepare for commercialization of SER-109 for patients with recurrent CDI;
•
re-evaluate the clinical development of SER-287 for the treatment of UC in light of the Phase 2b clinical study results and in conjunction with the additional microbiome biomarker data;
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

Impact of the COVID-19 Pandemic

We are monitoring the ongoing impacts of the COVID-19 pandemic and have taken steps to identify and mitigate the adverse impacts on, and risks to, our business posed by its spread and actions taken by governmental and health authorities to address it. The spread of COVID-19 has caused us to modify our business practices, including implementing a work from home policy for all employees who are able to perform their duties remotely and restricting all nonessential travel, and we expect to continue to take actions as may be required or recommended by government authorities or as we determine are in the best interests of our employees, and other business partners in light of COVID-19. The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration and severity of the pandemic, the impact of variants, travel restrictions and social distancing recommendations and regulations in the United States and other countries, business closures or business disruptions, the ultimate impact on financial markets and the global economy, the effectiveness and uptake of vaccines and vaccine distribution efforts and the effectiveness of other actions taken in the United States and other countries to contain and treat the disease. See “Risk Factors—Risks Related to Our Operations—The COVID-19 pandemic has adversely impacted and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition” in Part I, Item 1A of this Annual Report on Form 10-K.

SER-109

SER-109 is an oral microbiome therapeutic candidate consisting of a consortium of purified Firmicutes spores. The SER-109 manufacturing purification process is designed to remove unwanted microbes in an effort to reduce the risk of pathogen transmission beyond donor screening alone. SER-109 is designed to reduce recurrent CDI in patients with a history of CDI by modulating the microbiome to a state that resists C. difficile germination and growth. SER-109, if approved, is designed to treat individuals with recurrent CDI, a patient population which includes approximately 170,000 cases per year in the United States.

The Phase 3 ECOSPOR III study was a multicenter, randomized, placebo-controlled study that enrolled 182 patients with multiply recurrent CDI. All patients who entered ECOSPOR III must have tested positive for C. difficile toxin. This inclusion criterion was implemented in an effort to ensure enrollment of only patients with active infection rather than simple colonization. The study was designed to evaluate patients for 24 weeks, with the primary endpoint comparing the C. difficile recurrence rate in subjects who received SER-109 verses placebo at up to eight weeks after dosing.

Previously reported topline data demonstrated that the study achieved its primary endpoint where SER-109 was superior to placebo in reducing CDI recurrence at eight weeks, reflecting a sustained clinical response rate of approximately 88% at eight weeks post-treatment. SER-109 resulted in a 27% absolute reduction of recurrence of CDI compared to placebo at eight weeks post-treatment, which is a relative risk reduction of 68%. The number-needed-to treat was 3.6. The rate of recurrence at 12 weeks in the SER-109 arm was 18.0%, compared to a rate of 46.2% in the placebo arm, representing an absolute risk reduction of 28% (relative risk 0.40; 95% CI 0.24-0.65; p <0.001 and p< 0.002 for the test sequence), and thereby consistent with the results seen at eight weeks. Results across stratifications of age and antibiotics remained similar. The study’s efficacy results related to the primary endpoint from all analyses exceeded the statistical threshold previously provided in consultation with the FDA that could allow this single clinical study to fulfill efficacy requirements for a BLA. The efficacy remained durable through 24 weeks of follow-up, as SER-109 was observed to significantly reduced recurrence rates compared to placebo over 24 weeks, 21.3% vs. 47.3%, respectively. In January 2022, these data were published in the New England Journal of Medicine (N Engl J Med 2022;386(3):220-229).

We believe the SER-109 safety results across completed studies have been favorable, with an adverse event profile comparable to placebo. In September 2021, we achieved target enrollment of 300 subjects with the ECOSPOR IV open-label study. The target enrollment of a minimum of 300 subjects for the SER-109 safety database was reached in conjunction with a prior completed Phase 3 study, ECOSPOR III. Seres is required by the FDA to demonstrate safety of SER-109 in at least 300 subjects who have received the dose to be commercialized, consistent with standard FDA guidance, with a 24-week follow-up period, to support a BLA submission. The ECOSPOR IV open-label study includes patients with recurrent CDI, including individuals with a first recurrence of CDI. We intend to seek agreement with the FDA to begin a rolling BLA submission for SER-109 in the first half of 2022 and finalize the submission with data from the safety database in mid-2022. SER-109 has obtained Breakthrough Therapy designation, and as a result, we expect priority review by the FDA.

In November 2021, we initiated a SER-109 expanded access program across the United States. The program is designed to enable eligible adults with recurrent CDI to obtain access to SER-109 prior to a potential FDA product approval.

SER-155

SER-155, an oral microbiome therapeutic candidate consisting of a consortium of cultivated bacteria, is designed to decrease infection and translocation of antibiotic resistant bacteria in the gastrointestinal tract and modulate host immune responses to decrease GvHD. The rationale for this program is based in part on published clinical evidence from our collaborators at Memorial Sloan Kettering Cancer Center showing that allo-HSCT patients with decreased diversity of commensal microbes are significantly more likely to die due to infection and/or lethal GvHD. SER-155 was designed using our reverse translational discovery platform to reduce incidences of gastrointestinal infections, bloodstream infections and GvHD in patients receiving allo-HSCT. The SER-155 Phase 1b study is designed to include approximately 70 patients in both an open-label and a randomized, double-blind, placebo-controlled cohort that will evaluate safety and tolerability before and after HSCT. Additionally, the engraftment of SER-155 bacteria (a measure of pharmacokinetics) and the efficacy of SER-155 in preventing infections and GvHD will be evaluated. In November 2021, we enrolled the first patient in the SER-155 Phase 1b study.

SER-287

SER-287, an oral microbiome therapeutic candidate consisting of a consortium of purified Firmicutes spores, is designed to restore a healthy gastrointestinal microbiome in individuals with UC. There are over 700,000 UC patients in the United States and fewer than one-third of patients on current therapies achieve remission. Approved treatments are often inadequate to control disease activity and are often associated with significant side effects, including immunosuppression. SER-287 has been granted Fast Track Designation by the FDA for the induction and maintenance of clinical remission in adult subjects with active mild-to-moderate UC. SER-287 has been designated an Orphan Drug for pediatric UC by the FDA.

In July 2021, we announced topline results from the Phase 2b study evaluating SER-287 in patients with mild-to-moderate UC. The study did not meet its primary endpoint of improving clinical remission rates compared to placebo. The primary objective of the induction portion of the Phase 2b study was to evaluate the safety and efficacy of SER-287, after 10 weeks of induction dosing (following vancomycin pre-conditioning) in achieving clinical remission in participants with mild-to-moderate UC. The trial was a randomized, placebo controlled, double blind, parallel group multicenter study which enrolled 203 UC patients at approximately 100 sites throughout the U.S. and Canada. Dosing was explored in two SER-287 cohorts (full induction dose and step-down induction dose) versus placebo and patients were randomized according to a 1:1:1 ratio. Clinical remission was analyzed and defined by a 3-component modified Mayo Score. No statistically significant differences were observed in absolute clinical remission rates between the three treatment arms (10.3% for the full induction dose, n=68 and 10.6% for the step-down induction dose, n=66 versus 11.6% for placebo, n=69). There were also no statistically significant differences observed across the three treatment groups for endoscopic improvement, endoscopic remission or symptomatic remission.

Both dosing regimens of SER-287 were generally well tolerated. Treatment emergent adverse events, or AEs, were observed in 67.6%, 46.2% and 50.7% of subjects in the induction dose, step-down dose (both of which included six days of oral vancomycin preconditioning) and placebo treatment arms, respectively. The majority of observed AEs were mild or moderate in severity. The most commonly observed AEs were UC, diarrhea, nausea and abdominal distension. Four participants on active treatment reported serious treatment emergent adverse events (worsening UC, colonic dysplasia, congestive heart failure with decreased hemoglobin, and appendicitis), as did one on placebo (worsening UC).

Given the lack of a clinical efficacy signal identified in the Phase 2b study, we have closed the open label and maintenance portions of the study.

In December 2021, we completed preliminary microbiome drug pharmacology analyses from the Phase 2b study that demonstrated the successful engraftment of SER-287 bacterial species. Based on the SER-287 Phase 2b microbiome data analyses, engraftment of SER-287 bacteria, measured as the median number of bacteria observed across patients post treatment, was statistically significant in patients receiving SER-287 versus placebo (p ≤ 0.001 at all timepoints). The magnitude and kinetics of engraftment were comparable to our Phase 1b study. However, unlike the Phase 1b study, anticipated changes in disease-relevant metabolites post-administration with SER-287 in the Phase 2b study were not observed. Analysis of the genomic and metabolomic data characterizing the microbiome of SER-287 study participants at baseline and post dosing suggest potential biomarkers for inclusion of targeted patient subpopulations in future development efforts.

We continue to conduct analyses of data from our SER-287 and SER-301 UC clinical stage programs to inform next steps for further development.

SER-301

SER-301 is an oral microbiome therapeutics candidate comprised of a consortium of cultivated bacteria for the treatment of mild-to-moderate UC. SER-301 is a consortium of cultivated bacteria designed using our reverse translational discovery platform that incorporates analysis of microbiome biomarkers from human clinical data and preclinical assessments using human cell-based assays and in vitro/ex vivo and in vivo disease models. The design of SER-301 incorporates insights obtained from the SER-287 Phase 1b clinical and microbiome results, as well as from our clinical portfolio more broadly, and additional functional data from preclinical assessments, in an effort to optimize desired pharmacological properties.

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

The SER-301 Phase 1b study is being conducted in Australia and New Zealand in subjects with mild-to-moderate UC and is designed to include approximately 65 patients distributed across two cohorts. In November 2020 we enrolled the first patient in the SER-301 Phase 1b study. As a result of enrolling the first patient in the clinical study, we received a $10.0 million milestone payment under our collaboration and license agreement, or the 2016 License Agreement, with Société des Produits Nestlé S.A., or, together with NHSc Pharma Partners, Nestlé, successor in interest to Nestec, Ltd.

We have completed preliminary analysis of data from the first cohort of the SER-301 Phase 1b study, which included 15 subjects. Evaluation of the first cohort data by an independent Data Safety Monitoring Board indicated that it would be safe to proceed to the placebo-controlled second cohort. While efficacy was not a defined endpoint in the first cohort, evaluation of clinical outcome data collected as part of the study indicated that no subjects in the first cohort achieved clinical remission as defined by the FDA using the Three-Component Modified Mayo Score after 10 weeks of treatment, though there were improvements in one or more individual components (endoscopic, stool frequency and rectal bleeding subscores) in some patients. Strains in SER-301 were observed to engraft in subjects across the trial period with the number of engrafting strains exceeding expectations at multiple sampling time points. A dual formulation was evaluated in the first cohort and the extent of engraftment across subjects was correlated with whether bacteria were formulated as bacterial spores versus vegetative strains; the former demonstrating stronger engraftment across all patients.

Based on the assessment of metabolomic data, SER-301 demonstrated pharmacological properties consistent with its design and led to baseline-dependent modulation of the metabolic landscape in the gastrointestinal tract of patients treated; changes were observed in short-chain and medium-chain fatty acids, tryptophan-derived metabolites, bile acids, and other microbe-associated metabolites, as well as host metabolites associated with a non-disease state. These SER-301 metabolomic results were encouraging compared with the results observed in the SER-287 Phase 2b study, in which the metabolic changes were not observed in general across subjects administered with SER-287. Additionally, changes in disease-relevant metabolites in SER-301 were observed to be greater in a definable subpopulation of patients.

The degree of metabolic changes observed following SER-301 administration appeared to be dependent on the baseline metabolic profile of the study subjects, providing support for the potential for microbiome therapeutics to be developed in biomarker-identified UC patient subpopulations.

We continue to conduct analyses of data from our SER-287 and SER-301 UC clinical stage programs to inform next steps for further development.

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

A preliminary analysis of results from 10 subjects who received either SER-401 or placebo in combination with nivolumab indicated that SER-401 was safe and well-tolerated. There were no patients enrolled in the FMT portion of the study. Subjects currently enrolled in the study will complete the study protocol. Given challenges in enrollment due to the COVID-19 pandemic, subsequent anticipated time to study completion, and progress in our preclinical oncology pipeline, we have decided to deprioritize further development of SER-401. We will continue to advance our research and development efforts in cancer, applying learnings from the SER-401 trial.

Intellectual Property

Patent Portfolio

We have an extensive patent portfolio directed to rationally designed ecologies of spores and microbes. The portfolio includes both company-owned patents and applications, and those that we have rights to as licensee. For example, our portfolio includes an option to license foundational intellectual property related to the use of bacteria in combination with checkpoint inhibitors from MD Anderson. The patents and applications included in our portfolio cover both composition of matter and methods (e.g., method of treating). Our intellectual property rights related to SER-109 (C. difficile) and SER-287 (ulcerative colitis) extend through 2034. We plan on continuing to broaden our patent portfolio. Currently, we have 24 active patent application families, which includes 21 nationalized applications and three pending at the PCT stage. To date, we have obtained 18 issued U.S. patents and one U.S. patent application that has been allowed.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of our product candidates, which include:

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, corporate, commercial, and business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

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

Collaboration (Profit) Loss Sharing - related party

Collaboration (profit) loss sharing – related party includes 50% sharing of the profit or loss related to the pre-launch activities and commercialization activities associated with the license agreement that we entered into with NHSc Pharma Partners (Nestle) in July 2021 as discussed in Note 12 to our consolidated financial statements.

Other (Expense) Income, Net

Interest (Expense) Income, Net

Interest income consists of interest earned on our cash, cash equivalents and investments.

Interest expense consists of interest incurred under our loan and security agreement with Hercules.

Other (Expense) Income

Other (expense) income primarily consists of amortization of premiums on investments, offset by sublease income.

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2021, we had federal and state net operating loss carryforwards of $402.5 million and $394.1 million, respectively, both of which begin to expire in 2035. As of December 31, 2021, we also had federal and state research and development tax credit carryforwards of $43.7 million and $11.9 million, respectively, which begin to expire in 2031 and 2028, respectively. The federal research and development tax credits include an orphan drug credit carryforward of $23.7 million.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$143,857	$11,897	$131,960
Grant revenue	1,070	4,157	(3,087)
Collaboration revenue	—	17,161	(17,161)
Total revenue	144,927	33,215	111,712
Operating expenses:
Research and development	141,891	90,570	51,321
General and administrative	69,261	30,775	38,486
Collaboration (profit) loss sharing - related party	(1,732)	—	(1,732)
Total operating expenses	209,420	121,345	88,075
Loss from operations	(64,493)	(88,130)	23,637
Other (expense) income:
Interest income	2,870	946	1,924
Interest expense	(2,910)	(2,924)	14
Other (expense) income	(1,045)	981	(2,026)
Total other (expense) income, net	(1,085)	(997)	(88)
Net loss	$(65,578)	$(89,127)	$23,549

Revenue

Total revenue was $144.9 million and $33.2 million for the years ended December 31, 2021 and 2020, respectively. The increase in total revenue of $111.7 million is primarily driven by an increase in related party collaboration revenue due to the recognition of revenue for the license we granted to Nestlé under the 2021 License Agreement and related transfer of control of the license. The increase in related party collaboration revenue was partially offset by a decrease of $17.2 million in collaboration revenue associated with our Research Agreement with MedImmune, a wholly owned subsidiary of AstraZeneca Inc. The decrease in collaboration revenue in fiscal 2021 was due to AstraZeneca’s election to terminate the Research Agreement in December 2020. As the Research Agreement was terminated in December 2020, no collaboration revenue was recognized in fiscal 2021.

Research and Development Expenses

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Microbiome therapeutics platform	$34,784	$25,748	$9,036
SER-109	40,510	14,939	25,571
SER-287	9,881	16,347	(6,466)
Early stage programs	4,953	5,323	(370)
Total direct research and development expenses	90,128	62,357	27,771
Personnel-related (including stock-based compensation)	51,763	28,213	23,550
Total research and development expenses	$141,891	$90,570	$51,321

Research and development expenses were $141.9 million for the year ended December 31, 2021, compared to $90.6 million for the year ended December 31, 2020. The increase of $51.3 million was due primarily to the following:

•
an increase of $9.0 million in research expenses related to our microbiome therapeutics platform due primarily to an increase of $3.6 million in external consulting expenses and $5.6 million in facilities costs, lab supplies, and consumables;
•
an increase of $25.6 million in expenses related to our SER-109 program, due primarily to an increase of $6.4 million in clinical trial expenses, an increase of $6.8 million in facilities costs, lab supplies, and consumables, an increase of $8.7 million in external consulting expenses and an increase of $3.1 million in contract manufacturing costs;
•
a decrease of $6.5 million in expenses of our SER-287 program primarily driven by a decrease of $4.8 million in clinical trial expenses and $1.5 million in facilities costs, lab supplies, and consumables;
•
a decrease of $0.4 million in expenses of our early stage programs primarily driven by a decrease in external consulting expenses, partially offset by an increase in clinical trial expenses.
•
an increase in personnel-related costs of $23.6 million primarily due to an increase of $18.2 million in salaries, payroll taxes and employee benefit expenses and a $5.4 million increase in stock-based compensation expense as a result of increased headcount; and

We expect that our research and development expenses will increase in the foreseeable future as we advance the clinical development of SER-109, SER-301, and SER-155, re-evaluate the clinical development of SER-287 in light of clinical study results and in conjunction with the additional microbiome biomarker data, and continue to discover and develop additional product candidates and pursue later stages of clinical development of our product candidates.

General and Administrative Expenses

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$23,933	$11,078	$12,855
Professional fees	33,754	13,781	19,973
Facility-related and other	11,574	5,916	5,658
Total general and administrative expenses	$69,261	$30,775	$38,486

General and administrative expenses were $69.3 million for the year ended December 31, 2021, compared to $30.8 million for the year ended December 31, 2020. The increase of $38.5 million was primarily due to the following:

•
an increase in personnel-related costs of $12.9 million primarily due to an increase of $6.1 million in salaries, payroll taxes and employee benefit expenses, and a $6.0 million increase in stock-based compensation expense; and
•
an increase in professional fees of $20.0 million primarily due to a $15.7 million increase in professional service and consulting fees and pre-launch commercial expenses and a $2.4 million increase in recruiting fees.
•
an increase in facility-related and other costs of $5.7 million due primarily to increases in IT-related expenses of $3.7 million and lab and office supplies of $2.1 million.

Collaboration (Profit) Loss Sharing - related party

Collaboration (profit) loss sharing – related party was $1.7 million of income to us for the year ended December 31, 2021. There was no collaboration (profit) loss sharing for the year ended December 31, 2020. For the year ended December 31, 2021 we incurred $5.6 million of pre-launch expenses which we recorded within research and development expense or general and administrative expense based on the nature of the underlying expense. Our collaborative partner incurred $2.0 million of pre-launch expenses for the year ended December 31, 2021. Therefore, the $1.7 million of income recorded represents the sharing of 50% of the pre-launch expenses and represents income to us because we performed more of the pre-launch activities than our collaborative partner.

Other (Expense) Income, Net

Other (expense) income, net was $1.1 million of expense for the year ended December 31, 2021 and $1.0 million of income for the year ended December 31, 2020.

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

In November 2019, we entered into a common stock sales agreement, or the 2019 Sales Agreement, with Cowen to sell shares of our common stock with aggregate gross sales proceeds of up to $25.0 million, from time to time, through an "at the market" equity offering program, or ATM, under which Cowen acts as sales agent. In March 2020, in connection with filing an updated registration statement on Form S-3 (File No. 333-237033), we entered into a new common stock sales agreement, or the 2020 Sales Agreement, with Cowen on substantially the same terms as the 2019 Sales Agreement and terminated the 2019 Sales Agreement. In May 2021, we entered into a new common stock sales agreement, or the 2021 Sales Agreement, with Cowen to sell shares of our common stock with aggregate gross sales proceeds of up to $150.0 million, from time to time, through an ATM under which Cowen acts as sales agent, and terminated the 2020 Sales Agreement. During the year ended December 31, 2020, we sold approximately 5.8 million shares of common stock under the 2019 Sales Agreement and the 2020 Sales Agreement, as applicable, at an average price of approximately $4.40 per share, raising aggregate net proceeds of approximately $24.8 million after deducting an aggregate commission of approximately 3%. During the year ended December 31, 2021, we did not sell any shares of common stock under the 2020 Sales Agreement or the 2021 Sales Agreement.

As of December 31, 2021, we had cash, cash equivalents and short- and long-term investments totaling $291.2 million and an accumulated deficit of $614.4 million. Based on our current plans and forecasted expenses, we believe that our cash, cash equivalents and investments as of December 31, 2021 and proceeds, net of facility fees and expenses, of $27.6 million received in February 2022 in connection with the Second Amendment, will enable us to fund our operating expenses, debt service obligations and capital expenditures for at least the next 12-months from issuance of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Collaboration and Manufacturing Agreements

License Agreement with Société des Produits Nestlé S.A. (Nestlé)

In January 2016, we entered into the 2016 License Agreement with Société des Produits Nestlé S.A., or, together with NHSc Pharma Partners, Nestlé, for the development and commercialization of certain of our product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. In exchange for the license, Nestlé agreed to pay us an upfront cash payment of $120.0 million, which we received in February 2016. Nestlé has also agreed to pay us tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of certain products based on our microbiome technology that are being developed for the treatment of CDI and IBD, including SER-109, SER-262, SER-287 and SER-301, or collectively, the 2016 Collaboration Products, in markets outside of the United States and Canada, or the 2016 Licensed Territory. We are eligible to receive up to $285.0 million in development milestone payments, $375.0 million in regulatory payments and up to an aggregate of $1.1 billion for the achievement of certain commercial milestones related to the sales of 2016 Collaboration Products. The full potential value of the up-front payment and milestone payments payable by Nestlé is over $1.9 billion, assuming all products receive regulatory approval and are successfully commercialized. In September 2016, we received a $10.0 million milestone payment associated with the initiation of the Phase 1b clinical study for SER-262 in CDI. In June 2017, we initiated a Phase 3 clinical study of SER-109 (ECOSPOR III) in patients with multiply recurrent CDI. In July 2017, we received $20.0 million based on the achievement of this milestone under the 2016 License Agreement. In November 2018, we executed a letter agreement with Nestlé, or the Letter Agreement, modifying certain terms of the 2016 License Agreement. Under the Letter Agreement, Nestlé agreed to pay us the $20.0 million Phase 3 milestone payment upon commencement of the Phase 2b study for SER-287. In December 2018, we received $40.0 million in milestone payments in connection with the commencement of the Phase 2b study for SER-287. In August 2020, we received $10.0 million from Nestlé in connection with the initiation of the Phase 1b SER-301 study. To date, we have received $80.0 million in development milestones under the 2016 License Agreement with Nestlé.

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

License Agreement with NHSc Pharma Partners (Nestlé)

On July 1, 2021, we entered into a License Agreement, or the 2021 License Agreement, with NHSc Pharma Partners, or, together with Société des Produits Nestlé S.A., Nestlé. Pursuant to the 2021 License Agreement, we granted to Nestlé, under certain of our patent rights and know how, a co-exclusive, sublicensable (under certain circumstances) license to develop, commercialize and conduct medical affairs activities for (i) therapeutic products based on our microbiome technology (including our SER-109 product candidate) that are developed by us or on our behalf for the treatment of CDI and recurrent CDI, as well as any other indications pursued for the products upon mutual agreement of the parties, or the 2021 Field, in the United States and Canada, or the 2021 Licensed Territory, and (ii) our SER-109 product candidate and any improvements and modifications thereto developed pursuant to the terms of the 2021 License Agreement, or the 2021 Collaboration Products, for any indications in the 2021 Licensed Territory.

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

In exchange for the grant of the licenses under the 2021 License Agreement, Nestlé agreed to pay us a non-refundable, non-creditable and non-cancellable upfront payment of $175.0 million, which was received in July 2021. Nestlé also agreed to pay us an additional $125.0 million due upon FDA approval of SER-109, $10.0 million upon Canadian regulatory approval of SER-109, and sales target milestones payments totaling up to $225.0 million.

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

Bacthera Long Term Manufacturing Agreement

In November 2021, we entered into a Long Term Manufacturing Agreement, or the Bacthera Agreement with BacThera AG, or Bacthera, a joint venture between Chr. Hansen and a Lonza Group affiliate. The Bacthera Agreement governs the general terms under which Bacthera, or one of its affiliates, will (i) construct a dedicated full-scale production suite for us at Bacthera’s Microbiome Center of Excellence in Visp, Switzerland, which is currently under construction; and (ii) provide manufacturing services to us for our SER-109 product and, if agreed by the parties, SER-287 product.

Under the terms of the Bacthera Agreement, we agreed to pay Bacthera a total of at least 240 million CHF (or approximately $262 million) for the initial term of the agreement, inclusive of the construction fees and annual operating fees. The construction fees are payable upon the achievement of certain milestones related to the construction of the dedicated manufacturing suite. The annual operating fee includes the cost of a baseline annual batch production volume. We have also agreed to pay certain other ancillary fees and a per-batch fee in excess of the baseline batches. These fees are subject to adjustment during construction for certain items outside of Bacthera’s control and annually against an agreed index. We will supply the active pharmaceutical ingredients to Bacthera to enable it to perform the services and pay for certain other raw materials and manufacturing components, which will be acquired by Bacthera.

The Bacthera Agreement has an initial term that continues until the tenth anniversary of the earlier of (a) successful completion of construction and demonstration of Bacthera’s readiness for commercial production or (b) the commencement of manufacturing. The initial term is subject to renewals, which could extend the term to 16 years, and additional three-year terms thereafter. Each party has the ability to terminate the Bacthera Agreement upon the occurrence of certain customary conditions. We may also terminate the Bacthera Agreement for convenience after a defined period. In the event of a termination, we have certain financial obligations that would apply, and Bacthera has agreed to grant a license to Bacthera-developed manufacturing know how, if any, and provide technical assistance to us, so that we could transfer the manufacturing operations to ourselves or a third party. The Bacthera Agreement also contains representations, warranties and indemnity obligations as well as limitations of liability that are customary for agreements of this type.

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

AstraZeneca agreed to bear all costs of conducting its activities under the research plan and to reimburse us for certain costs incurred under the research plan. Additionally, AstraZeneca agreed to pay to us a total of $20.0 million in three equal installments, the first of which we received in April 2019, the second of which we received in December 2019, and the third of which we received in January 2021. Such payments are payable even if the Research Agreement is terminated in accordance with its terms, unless the Research Agreement is terminated by AstraZeneca for our uncured material breach.

We also granted AstraZeneca an exclusive option to negotiate exclusive license rights to certain of our technologies and assets. If AstraZeneca exercises this option, we have agreed to enter into good faith negotiations with them for terms and conditions of such license agreement for a specified time period.

In December 2020, we received written notice from AstraZeneca that they elected to terminate the Research Agreement by and in accordance with its terms. The termination of the Research Agreement was effective on April 2, 2021.

Indebtedness

Loan and Security Agreement with Hercules

In October 2019, we entered into a loan and security agreement with Hercules, pursuant to which a term loan in an aggregate principal amount of up to $50.0 million, or the Original Credit Facility, was available to us in three tranches, subject to certain terms and conditions. We received the first tranche of $25.0 million upon signing the agreement on October 29, 2019. We did not meet the milestone requirements for the second tranche under the Original Credit Facility, and as such, the additional second tranche amount of up to $12.5 million is not available for us to borrow. We elected not to borrow the third tranche of $12.5 million, which was available upon Hercules’ approval until June 30, 2021. Commitments of Hercules to lend to us under the Original Credit Facility are subject to amendments made pursuant to the Second Amendment, as defined below. See “Amendment to Loan and Security Agreement with Hercules” below.

Advances under the Original Credit Facility bore interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 4.40%, and (ii) 9.65%. Following an interest-only period of 24 months, principal payments were due in 24 equal monthly installments commencing December 1, 2021 and ending November 1, 2023. We paid Hercules a commitment fee of $0.4 million at the closing. The interest rate, interest-only period and prepayments under the Original Credit Facility are subject to amendments made pursuant to the Second Amendment. See “Amendment to Loan and Security Agreement with Hercules” below.

The Original Credit Facility is secured by substantially all of our assets, other than our intellectual property. We have agreed to not pledge or secure our intellectual property to others.

The Original Credit Facility includes affirmative and negative covenants applicable to us. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on our transferring collateral, making changes to the nature of our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, engaging in transactions with affiliates, creating liens and selling assets, in each case subject to certain exceptions, including, among others, the ability for us to issue up to $150.0 million in convertible notes and entering into exclusive outbound licenses for our intellectual property. Certain covenants under the Original Credit Facility were amended by the Second Amendment. See “Amendment to Loan and Security Agreement with Hercules” below.

The Original Credit Facility also includes events of default, the occurrence and continuance of which provide Hercules with the right to demand immediate repayment of all principal and unpaid interest, and to exercise remedies against us and the collateral. These events of default include, among other things and subject to customary exceptions: (i) insolvency, liquidation, bankruptcy or similar events; (ii) failure to pay any debts due under the loan and security agreement with Hercules or other loan documents on a timely basis; (iii) failure to observe certain covenants under the loan and security agreement with Hercules; (v) occurrence of a material adverse effect; (vi) material misrepresentation by us; (vii) occurrence of any default under any other agreement involving material indebtedness; and (viii) certain material money judgments.

On April 16, 2020, we entered into an amendment to the loan and security agreement with Hercules (the “First Amendment”), permitting us to enter into a promissory note under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Stability Act. On April 17, 2020 we issued a Promissory Note to Bank of America, NA, pursuant to which we received loan proceeds of $2.9 million (the “Loan”), however, based on updated guidance related to this program, we decided to repay the full amount of the Loan, and repaid the Loan on May 4, 2020.

As of December 31, 2021 and December 31, 2020, the outstanding principal under the Original Credit Facility was $24.1 million and $25.0 million, respectively. For a further description of the Original Credit Facility, see Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Amendment to Loan and Security Agreement with Hercules

Effective as of February 24, 2022 (the “Effective Date”), we entered into a Second Amendment to the Original Credit Facility (as amended by the First Amendment) pursuant to which term loans in an aggregate principal amount of up to $100.0 million (the “New Credit Facility”) have become available to us in five tranches including the first tranche under the Original Credit Facility, subject to certain terms and conditions.

The first tranche in an aggregate principal amount of $25.0 million is outstanding as of the Effective Date, after taking into account reborrowing by us on the Effective Date of a previously-repaid principal amount of approximately $2.9 million. The second tranche in an aggregate principal amount of $12.5 million and the third tranche in an aggregate principal amount of $12.5 million have been advanced to us and are outstanding as of the Effective Date. The fourth tranche in an aggregate principal amount of $25.0 million is available upon satisfaction of certain conditions, including the approval by the U.S. Food and Drug Administration of a biologics license application in respect of SER-109 (the “Regulatory Approval Milestone”) by no later than December 15, 2023. The fifth tranche in an aggregate principal amount of up to $25.0 million is available through the Amortization Date (as defined below) upon satisfaction of certain conditions, including the Lenders’ investment committee approval.

All advances outstanding under the New Credit Facility will bear interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 6.40%, and (ii) 9.65%. For all advances outstanding under the New Credit Facility, we will make interest only payments through December 31, 2023, extendable to December 31, 2024 upon satisfaction of certain conditions (such applicable date, the “Amortization Date”). The principal balance and interest of the advances will be repaid in equal monthly installments after the Amortization Date and continuing through October 1, 2024, extendable to October 1, 2025, upon satisfaction of certain conditions (such applicable date, the “Maturity Date”).

We may prepay advances under the New Credit Facility, in whole or in part, at any time subject to a prepayment charge equal to: (a) 2.0% of amounts so prepaid, if such prepayment occurs during the first year following the Effective Date; (b) 1.5% of the amount so prepaid, if such prepayment occurs during the second year following the Effective Date, and (c) 1.0% of the amount so prepaid, if such prepayment occurs during the third year following the Effective Date.

We will pay an end of term charge of 4.85% of the aggregate amount of the advances made under the Old Credit Facility on the earliest date of (i) November 1, 2023; (ii) the date that we prepay all of the outstanding principal in full, or (iii) the date the loan payments are accelerated due to an event of default. We will pay an additional end of term charge of 1.75% of the aggregate amount of the advances under the New Credit Facility (including the first tranche of $25.0 million) on the earliest date of (i) the Maturity Date; (ii) the date that we prepay all of the outstanding principal in full, or (iii) the date the loan payments are accelerated due to an event of default.

Other terms of the New Credit Facility remain generally identical to those under the Old Credit Facility, with certain covenants amended by the Second Amendment to provide us with additional operational flexibility, including the ability for us to issue up to $350.0 million in convertible notes. The New Credit Facility includes a conditional liquidity covenant commencing on June 15, 2023, which ceases to apply if certain conditions including the Regulatory Approval Milestone are satisfied.

Cash Flows

The following table summarizes our sources and uses of cash, cash equivalents and restricted cash for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
	(in thousands)
Cash provided by (used in) operating activities	$6,688	$(93,610)
Cash provided by (used in) investing activities	$64,088	$(158,891)
Cash provided by financing activities	$1,178	$303,424
Net increase in cash, cash equivalents and restricted cash	$71,954	$50,923

Operating Activities

During the year ended December 31, 2021, net cash provided by operating activities was $6.7 million, primarily due to changes in our operating assets and liabilities of $41.5 million and non-cash charges of $30.7 million, partially offset by a net loss of $65.6 million. Non-cash charges consisted primarily of $20.2 million of stock-based compensation expense, $3.3 million related to the amortization of right-of-use assets, $5.9 million of depreciation, and $2.5 million of net amortization of premiums related to our investments, partially offset by collaboration profit sharing of $1.7 million related to the license and collaboration agreement with Nestlé. Changes in our operating assets and liabilities during the year ended December 31, 2021 primarily consisted of a $43.0 million increase in accrued expenses and other liabilities, a $9.4 million increase in accounts payable and a $9.4 million decrease in accounts receivable, partially offset by a $12.3 million increase in prepaid expenses and other current and non-current assets, a $4.4 million decrease in deferred revenue and a $3.6 million decrease in operating lease liabilities. The increase in accrued expenses and other current and long-term liabilities was primarily due to the liability established for pre-launch activities in conjunction with the 2021 License Agreement with Nestlé. The decrease in deferred revenue is due to recognition of revenue during the year, partially offset by an increase of $8.2 million, which represents the portion of the transaction price for the 2021 License Agreement allocated to the research and development services. The decrease in operating lease liabilities was due to the cash payment of lease obligations.

During the year ended December 31, 2020, operating activities used $93.6 million of cash, primarily due to a net loss of $89.1 million and by cash used in changes in our operating assets and liabilities of $23.2 million and partially offset by non-cash charges of $18.7 million. Net cash used in changes in our operating assets and liabilities during the year ended December 31, 2020 primarily consisted of a $11.6 million decrease in deferred revenue, a $4.5 million decrease in operating lease liabilities, a $1.2 million decrease in accounts payable, a $7.6 million increase in accounts receivable, a $2.2 million increase in prepaid expenses and other current assets, and offset by a $3.8 million decrease in accrued expenses and other liabilities. The decrease in deferred revenue is due to recognition of revenue during the year and partially offset by $10.0 million associated with the increase in the transaction price for the 2016 License Agreement for the initiation of the Phase 1b study for SER-301. The decrease in operating lease liabilities was due to the cash payment of lease obligations.

Investing Activities

During the year ended December 31, 2021, net cash provided by investing activities was $64.1 million, primarily due to maturities of investments of $169.6 million, partially offset by purchases of investments of $96.0 million and purchases of property and equipment of $9.6 million.

During the year ended December 31, 2020, investing activities used $158.9 million of cash, consisting of purchases of investments of $218.3 million, and purchases of property and equipment of $0.6 million; these amounts were partially offset by sales and maturities of investments of $60.0 million.

Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities was $1.2 million. This was a result of $1.3 million from the exercise of stock options and $0.8 million from the issuance of common stock under the ESPP plan, partially offset by $0.9 million of principal payments relating to our term loan.

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
•
re-evaluate the clinical development of SER-287 for the treatment of UC in light of the Phase 2b clinical study results and in conjunction with the additional microbiome biomarker data;
•
continue the clinical development of SER-301 for the treatment of UC;
•
conduct research and initiate clinical development of SER-155 for the prevention of mortality due to GvHD in patients receiving allo-HSCT;
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

As noted above, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity and future funding requirements is uncertain as of the filing date of this Annual Report on Form 10-K as this continues to evolve globally. See “Impact of the COVID-19 Pandemic” above and “Risk Factors—Risks Related to Our Operations—The COVID-19 pandemic has adversely impacted and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition” in Part I, Item 1A of this Annual Report on Form 10-K for a further discussion of the possible impact of the COVID-19 pandemic on our business.

As discussed in Note 1 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date the financial statements are issued. We expect our cash, cash equivalents and short- and long-term investments at December 31, 2021 of $291.2 million, and proceeds, net of facility fees and expenses, of $27.6 million received in February 2022 in connection with the Second Amendment, will be sufficient to fund our operating expenses, debt service obligations and capital expenditure requirements for at least the next 12-months from issuance of the financial statements.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2021 and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	More Than 5 Years
	(in thousands)
Operating lease commitments(1)	$31,741	$8,512	$9,872	$4,965	$8,392
Long-term debt obligation, including interest and end of term charge(2)	27,689	—	27,689	—	—
Long-term manufacturing agreement(3)	255,727	7,648	87,260	40,205	120,614
Total	$315,157	$16,160	$124,821	$45,170	$129,006

(1)
Amounts in the table reflect payments due under our operating lease agreements that expire between May 2021 and December 2031.
(2)
Amounts in the table reflect payments due for our term loan under an arrangement with Hercules for $25,000. The amounts in the table above reflect interest-only payments through December 1, 2021 with payments on principal beginning thereafter. For purposes of the table above, interest payments were calculated using an annual interest rate of 9.65%, which was the interest rate in effect as of December 31, 2021. Additionally, the table above includes a payment due upon maturity of the loan of $1,213. See Note 9 and Note 18 of the consolidated financial statements for further discussion of the Hercules term loan.
(3)
Amounts in the table reflect fixed amounts due under our long-term manufacturing agreement with Bacthera, inclusive of construction fees and annual operating fees.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates.

As of December 31, 2021, our cash and cash equivalents consisted of cash and money market accounts. Our interest income is sensitive to changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of December 31, 2021, we had outstanding borrowings under the Original Credit Facility. We accrue interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 4.40%, and (ii) 9.65%. An immediate 10% change in the Prime Rate would not have a material impact on our debt‑related obligations, financial position or results of operations

Item 8. Financial Statements and Supplementary Data

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer has concluded that as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K on page F-1.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Effective as of February 24, 2022 (the “Effective Date”), we entered into a Second Amendment to Loan and Security Agreement (the “Second Amendment”), with the lenders party thereto (the “Lenders”), and Hercules Capital, Inc., in its capacity as the administrative agent and the collateral agent for the Lenders, which amended a loan and security agreement dated October 29, 2019 (as amended from time to time prior to the Effective Date, the “Original Credit Facility”). Under the Original Credit Facility, term loans in an aggregate principal amount of up to $50.0 million were available to us, of which $25.0 million (the “first tranche”) has been advanced to us and approximately $22.1 million were outstanding immediately prior to the Effective Date. Pursuant to the Second Amendment, term loans in an aggregate principal amount of up to $100.0 million (the “New Credit Facility”) have become available to us in five tranches including the first tranche, subject to certain terms and conditions.

The first tranche in an aggregate principal amount of $25.0 million is outstanding as of the Effective Date, after taking into account reborrowing by us on the Effective Date of a previously-repaid principal amount of approximately $2.9 million. The second tranche in an aggregate principal amount of $12.5 million and the third tranche in an aggregate principal amount of $12.5 million have been advanced to us and are outstanding as of the Effective Date. The fourth tranche in an aggregate principal amount of $25.0 million is available upon satisfaction of certain conditions, including the approval by the U.S. Food and Drug Administration of a biologics license application in respect of SER-109 (the “Regulatory Approval Milestone”) by no later than December 15, 2023. The fifth tranche in an aggregate principal amount of up to $25.0 million is available through the Amortization Date (as defined below) upon satisfaction of certain conditions, including the Lenders’ investment committee approval.

All advances outstanding under the New Credit Facility will bear interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 6.40%, and (ii) 9.65%. For all advances outstanding under the New Credit Facility, we will make interest only payments through December 31, 2023, extendable to December 31, 2024 upon satisfaction of certain conditions (such applicable date, the “Amortization Date”). The principal balance and interest of the advances will be repaid in equal monthly installments after the Amortization Date and continuing through October 1, 2024, extendable to October 1, 2025, upon satisfaction of certain conditions (such applicable date, the “Maturity Date”).

We may prepay advances under the New Credit Facility, in whole or in part, at any time subject to a prepayment charge equal to: (a) 2.0% of amounts so prepaid, if such prepayment occurs during the first year following the Effective Date; (b) 1.5% of the amount so prepaid, if such prepayment occurs during the second year following the Effective Date, and (c) 1.0% of the amount so prepaid, if such prepayment occurs during the third year following the Effective Date.

We will pay an end of term charge of 4.85% of the aggregate amount of the advances made under the Old Credit Facility on the earliest date of (i) November 1, 2023; (ii) the date that we prepay all of the outstanding principal in full, or (iii) the date the loan payments are accelerated due to an event of default. We will pay an additional end of term charge of 1.75% of the aggregate amount of the advances under the New Credit Facility (including the first tranche of $25.0 million) on the earliest date of (i) the Maturity Date; (ii) the date that we prepay all of the outstanding principal in full, or (iii) the date the loan payments are accelerated due to an event of default.

Other terms of the New Credit Facility remain generally identical to those under the Old Credit Facility, with certain covenants amended by the Second Amendment to provide us with additional operational flexibility, including the ability for us to issue up to $350.0 million in convertible notes. The New Credit Facility includes a conditional liquidity covenant commencing on June 15, 2023, which ceases to apply if certain conditions including the Regulatory Approval Milestone are satisfied.

The foregoing description of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amendment, a copy of which is filed as Exhibit 10.19 to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9C. Disclosure Regarding Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Director Biographical Information

Name	Age	Position
Dennis A. Ausiello, M.D. (3)	76	Director
Grégory Behar (3)	52	Director
Stephen Berenson (3)	61	Chairman of the Board of Directors
Paul R. Biondi (2)	52	Director
Willard H. Dere, M.D. (1)	68	Director
Kurt C. Graves (2)	54	Director
Richard N. Kender (1)(2)	66	Director
Eric D. Shaff	46	President, Chief Executive Officer and Director
Meryl S. Zausner (1)(2)	65	Director
(1)
Member of the audit committee.
(2)
Member of the compensation and talent committee.
(3)
Member of the nominating and corporate governance committee.

Dennis A. Ausiello, M.D. has served as a member of our board of directors since April 2015. Dr. Ausiello has served as the Jackson Distinguished Professor of Clinical Medicine at Harvard Medical School and Director, Emeritus of Harvard Medical School’s M.D./Ph.D. Program since 1996, Chair of Medicine, Emeritus, and Director of the Center for Assessment Technology and Continuous Health (CATCH) at Massachusetts General Hospital, which he co-founded, since 2012, and Physician-in-Chief Emeritus at Massachusetts General Hospital since 2013. From 1996 to April 2013, Dr. Ausiello served as the Chief of Medicine at Massachusetts General Hospital. Dr. Ausiello is a member of the Institute of Medicine of the National Academy of Sciences and a fellow of the American Academy of Arts and Sciences. Dr. Ausiello has served on the board of directors of Alnylam Pharmaceuticals since April 2012 and previously served on the board of directors of Pfizer Inc. from 2006 to 2020, where he currently serves on the advisory board since 2019. Dr. Ausiello also serves on the boards of directors of numerous privately held companies. Dr. Ausiello received a B.A. in Biochemistry from Harvard College and an M.D. from the University of Pennsylvania. We believe that Dr. Ausiello is qualified to serve on our board of directors because of his extensive experience as a physician and as a director of pharmaceutical companies.

Grégory Behar has served as a member of our board of directors since December 2014. Mr. Behar has served as Chief Executive Officer of Nestlé Health Science, a business unit of Société des Produits Nestlé S.A., a health sciences company, since July 2014. From August 2011 to May 2014, Mr. Behar was President and Chief Executive Officer of Boehringer Ingelheim Pharmaceuticals Inc. (USA), a pharmaceutical company. From 2010 to July 2011, Mr. Behar was Corporate Vice President Region NECAR (North European Union, Canada and Australasia) for Boehringer-Ingelheim GmbH, a pharmaceutical company. Mr. Behar has served on the boards of directors of Nestlé Health Science since July 2014, Axcella Health, Inc. since February 2016 and Sonova AG since April 2021 and previously served on the board of directors of Aimmune Therapeutics, Inc. from November 2016 until its acquisition in October 2020. Mr. Behar received his B.S. in Mechanical Engineering from the University of California, Los Angeles, an M.S. in Mechanical Engineering and Manufacturing from EPFL in Switzerland and an M.B.A. from INSEAD in France. We believe that Mr. Behar is qualified to serve on our board of directors because of his extensive business experience in the health sciences and pharmaceutical industries.

Stephen Berenson has served as Chairman of our board of directors since December 2019 and as a member of our board of directors since August 2019. Mr. Berenson has been a Managing Partner at Flagship Pioneering, a life sciences innovation firm which conceives, creates, resources and develops first-in-category life sciences companies, since June 2017. Prior to Flagship, Mr. Berenson spent 33 years in various roles as an investment banker at J.P. Morgan, most recently serving in the role of Vice Chairman of Investment Banking from 2005 to April 2017, where he focused on providing high-touch strategic advice and complex transaction execution to leading companies across all industries globally. He was co-founder of J.P. Morgan’s Global Strategic Advisory Council and co-founder of the firm’s Board Initiative. Mr. Berenson has served as chairman of the board of directors of Cellarity since July 2021, and has served on the boards of directors of Moderna, Inc. since October 2017 and Repertoire Immune Medicines, a privately held company, since May 2021. Mr. Berenson received an S.B. in Mathematics from the Massachusetts Institute of Technology. We believe that Mr. Berenson is qualified to serve on our board of directors because of his extensive experience working with rapidly-growing companies across various industries.

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

Willard H. Dere, M.D. has served as a member our board of directors since July 2017. Dr. Dere has been Professor of Internal Medicine, B. Lue and Hope S. Bettilyon Presidential Endowed Chair in Internal Medicine for Diabetes Research, and Co-Director of the Clinical and Translational Science Institute at the University of Utah Health Sciences Center since November 2014 and Associate Vice President for Research since September 2019. Prior to his professorship, from 2003 until his retirement in October 2014, Dr. Dere held multiple roles at Amgen, Inc., including Head of Global Development, and both corporate and international Chief Medical Officer, and led development of programs in various therapeutic areas. Dr. Dere serves on the boards of directors of several companies, including BioMarin Pharmaceutical, Inc. since July 2016, Radius Health since November 2014, and Mersana Therapeutics, Inc. since March 2018. He also serves on the boards of directors of privately held companies. From October 2016 to December 2017, he served on the board of directors of Ocera Therapeutics. Dr. Dere received his B.A. in History and Zoology and M.D. from the University of California, Davis, completed his internal medicine residency training at the University of Utah, and his postdoctoral training in endocrinology and metabolism at the University of California, San Francisco. We believe Dr. Dere is qualified to serve on our board of directors due to his extensive academic experience and his knowledge of the biotechnology industry.

Kurt C. Graves has served as a member of our board of directors since November 2015. Mr. Graves has served as the Executive Chairman of i20 Therapeutics, Inc., a biotechnology company, since August 2021. Mr. Graves was previously the Chairman, President and Chief Executive Officer of Intarcia Therapeutics, Inc., a biotechnology company, from September 2010 to December 2020 and on its board of directors from August 2010 to December 2020. Previously, he served as Executive Vice President, Chief Commercial Officer and Head of Strategic Development at Vertex Pharmaceuticals Inc., or Vertex, from July 2007 to October 2009. Prior to joining Vertex, Mr. Graves held various leadership positions at Novartis Pharmaceuticals Corporation, or Novartis Corp., from 1999 to June 2007, including the Global General Medicines Business Unit Head and Chief Marketing Officer for the pharmaceuticals division of Novartis Corp. from September 2003 to June 2007. He served on the boards directors of Radius Health, Inc. from May 2011 to March 2020, and Achillion Pharmaceuticals, Inc. from June 2012 to January 2020. Mr. Graves received a B.S. in Biology from Hillsdale College. We believe Mr. Graves is qualified to serve as a member of our board of directors because of his extensive experience in the life sciences industry, membership on various boards of directors and his leadership and management experience.

Richard N. Kender has served as a member of our board of directors since October 2014. From October 1978 to September 2013, Mr. Kender held positions in a variety of corporate areas at Merck & Co., Inc., or Merck, a pharmaceutical company, most recently serving as Senior Vice President of Business Development and Corporate Licensing. Mr. Kender has served on the boards of directors of Poxel S.A. since March 2015, Bicycle Therapeutics PLC since July 2019, and ReViral Ltd, a privately held company, since November 2019. He previously served on the boards of directors of INC Research Holdings, Inc. between December 2014 and August 2017 and Abide Therapeutics, Inc., a privately held company, between December 2015 and May 2019. Mr. Kender received a B.S. in Accounting from Villanova University and an M.B.A. from Fairleigh Dickinson University. We believe Mr. Kender is qualified to serve on our board of directors because of his finance experience and knowledge of the biotechnology industry.

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

Meryl Zausner has served as a member of our board of directors since August 2018. Ms. Zausner worked for Novartis Pharmaceuticals, Inc., or Novartis, a pharmaceutical company, from 1988 until her retirement in 2017, most recently serving as Chief Financial and Administrative Officer and a member of the Pharmaceutical Executive Committee and Global Finance Leadership Team of Novartis in the United States. At Novartis, she helped launch the Oncology Business Unit, as well as the company’s shared services organization. Prior to serving as Chief Financial and Administrative Officer, Ms. Zausner was a member of the Novartis Global Oncology leadership team, where she contributed to the development and commercialization of therapies, including Gleevec® (imatinib). Ms. Zausner has served on the board of directors of Goldfinch Bio, Inc., a privately held company, since February 2021, and she previously served on the boards of directors of the Multiple Myeloma Research Foundation from September 2009 to June 2021 and Neon Therapeutics, Inc. from December 2017 to May 2020. Ms. Zausner received a B.S. in Accounting and Economics from the University at Albany, SUNY. We believe Ms. Zausner is qualified to serve on our board of directors because of her finance and leadership experience and knowledge of the pharmaceutical industry.

Information about our Executive Officers

Name	Age	Position
Eric D. Shaff	46	President, Chief Executive Officer and Director
David Arkowitz	60	Executive Vice President, Chief Financial Officer and Head of Business Development
Paula Cloghessy	50	Executive Vice President and Chief People Officer
Thomas J. DesRosier	67	Executive Vice President and Chief Legal Officer
David S. Ege, Ph.D.	47	Executive Vice President and Chief Technology Officer
Matthew Henn, Ph.D.	47	Executive Vice President and Chief Scientific Officer
Lisa von Moltke, M.D.	63	Executive Vice President and Chief Medical Officer
Teresa L. Young, Ph.D.	55	Executive Vice President, Chief Commercial and Strategy Officer

Information concerning Eric D. Shaff, our President and Chief Executive Officer, may be found above in the section entitled “Director Biographical Information.”

David Arkowitz has served as our Executive Vice President, Chief Financial Officer and Head of Business Development since June 2021. Previously, he served as the Chief Financial Officer of Flexion Therapeutics, Inc., a biotechnology company that was acquired by Pacira Biosciences, from May 2018 to May 2021. From September 2013 to May 2018, Mr. Arkowitz served as Chief Operating Officer and Chief Financial Officer at Visterra, Inc., a biotechnology company that was acquired by Otsuka Pharmaceutical Co. He also previously served as Chief Financial Officer at each of Mascoma Corporation, AMAG Pharmaceuticals Inc., and Idenix Pharmaceuticals LLC and held additional leadership positions within each company. Preceding his tenure at Idenix, Mr. Arkowitz spent more than 13 years at Merck & Co., Inc. where he held roles of increasing responsibility, including Vice President and Controller of the U.S. operations, Controller of the global research and development division, and the Chief Financial Officer of Merck’s Canadian subsidiary. Mr. Arkowitz has served on the boards of directors of F-star Therapeutics, Inc. since November 2020 and Yumanity Therapeutics, Inc. since December 2020 and previously served on the boards of directors of Spring Bank Pharmaceuticals, Inc. from January 2014 to November 2020 and Proteostasis Therapeutics, Inc. from March 2019 to December 2020. He obtained his B.A. in mathematics at Brandeis University and his M.B.A. in finance at Columbia University Business School.

Paula Cloghessy has served as our Executive Vice President and Chief People Officer since February 2022. Previously, Ms. Cloghessy served in roles of increasing seniority at Translate Bio, Inc., or Translate Bio, a biotechnology company acquired by Sanofi S.A., or Sanofi, a global biopharmaceutical company, from 2016 to December 2021, culminating in her role as Chief People Officer. In these roles, Ms. Cloghessy was responsible for leading human resources and organizational development and performance. Prior to Translate Bio, Ms. Cloghessy held senior roles at Joule Unlimited Technologies, Inc. and Interleukin Genetics, Inc. Ms. Cloghessy received her B.A. in Psychology from University of Massachusetts, Boston.

Thomas J. DesRosier has served as our Chief Legal Officer, Executive Vice President, and Secretary since May 2016. Previously, he served as Executive Vice President, Chief Legal and Administrative Officer and Secretary of ARIAD Pharmaceuticals, Inc., a biopharmaceutical company, from 2015 to 2016, Executive Vice President, Chief Legal and Administrative Officer and Secretary of Cubist Pharmaceuticals, Inc., or Cubist, a biopharmaceutical company, from 2014 to 2015 and Senior Vice President, Chief Legal Officer and Secretary of Cubist from 2013 to 2014. Before that, Mr. DesRosier served as Senior Vice President, General Counsel North America of Sanofi from 2011 to 2013. From 1999 to 2011, Mr. DesRosier held leadership roles of increasing seniority within the legal group of Genzyme Corporation, a biotechnology company, culminating in his role as Senior Vice President, Chief Legal Officer. Mr. DesRosier has served as a member of the board of directors of Avanir Pharmaceuticals, a privately held company and wholly-owned subsidiary of Otsuka Pharmaceutical Company, Ltd., since June 2017. Mr. DesRosier earned a B.A. in Chemistry from the University of Vermont and a J.D. from Wake Forest University School of Law.

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

Code of Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our website at www.serestherapeutics.com in the “Investors and News” section under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, as well as Nasdaq’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified in the preceding sentence. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Other

The remainder of the information required to be disclosed by this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 22, 2022 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required to be disclosed by this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 22, 2022 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 22, 2022 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required to be disclosed by this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 22, 2022 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required to be disclosed by this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 22, 2022 and is incorporated herein by reference.

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

(a)(3) Exhibits.

The following is a list of all exhibits filed as a part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15

3.2	Amended and Restated By-Laws	8-K	001-37465	3.2	12/7/20

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-204484	4.2	6/16/15

4.2	Description of Capital Stock	10-K	001-37465	4.2	3/2/21

10.1#	2015 Incentive Award Plan and forms of award agreements thereunder	10-K	001-37465	10.1	3/2/21

10.2#	2015 Employee Stock Purchase Plan	S-1/A	333-204484	10.3	6/16/15

10.3#	2012 Stock Incentive Plan, as amended and form of option agreement thereunder	S-1	333-204484	10.1	5/27/15

10.4#	Non-Employee Director Compensation Program	10-Q	001-37465	10.3	11/10/21

10.5	Lease Agreement, dated April 1, 2015, by and between the Registrant and ARE-MA Region No. 38, LLC	S-1	333-204484	10.13	5/27/15

10.6	Lease, dated November 11, 2015, by and between the Registrant and BMR-Sidney Research Campus, LLC	10-K	001-37465	10.13	3/14/16

10.7	Sublease Agreement dated July 1, 2019, by and between the Registrant and Flagship VL56, Inc., and Flagship VL58, Inc.	10-Q	001-37465	10.3	11/5/19

10.8#	Second Amended and Restated Employment Agreement, dated January 29, 2021, by and between the Registrant and Eric D. Shaff	8-K	001-37465	10.1	2/1/21

10.9#	Amended and Restated Employment Agreement, dated January 29, 2021 by and between the Registrant and Thomas J. DesRosier	8-K	001-37465	10.2	2/1/21

10.10#	Second Amended and Restated Employment Agreement, dated January 29, 2021, by and between the Registrant and Matthew R. Henn, Ph.D.	8-K	001-37465	10.3	2/1/21

10.11#	Amended and Restated Employment Agreement, dated January 29, 2021, by and between the Registrant and David S. Ege, Ph.D.	10-Q	001-37465	10.2	8/3/21

10.12#	Letter Agreement, dated November 4, 2021, by and between the Registrant and David S. Ege, Ph.D.	10-Q	001-37465	10.2	11/10/21

10.13#	Amended and Restated Employment Agreement, dated January 29, 2021, by and between the Registrant and Teresa L. Young	10-K	001-37465	10.13	3/2/21

10.14#	Amended and Restated Employment Agreement, dated January 29, 2021, by and between the Registrant and Lisa von Moltke, M.D.	10-K	001-37465	10.14	3/2/21

10.15#	Employment Agreement, dated May 10, 2021 by and between the Registrant and David Arkowitz	8-K	001-37465	10.1	5/20/21

10.16#	Employment Agreement, dated January 5, 2022, by and between the Registrant and Paula Cloghessy					*

10.17	Loan and Security Agreement, dated October 29, 2019, between the Registrant and Hercules Capital, Inc.	8-K	001-37465	10.1	11/4/19

10.18	First Amendment to Loan and Security Agreement by and between the Registrant and Hercules Capital, Inc., dated April 16, 2020	10-Q	001-37465	10.2	7/28/20

10.19	Second Amendment to Loan and Security Agreement, dated February 24, 2022 by and between the Registrant and Hercules Capital, Inc.					*

10.20^	Collaboration and License Agreement, dated January 9, 2016, by and between the Registrant and Société des Produits Nestlé S.A.	10-Q	001-37465	10.1	5/16/16

10.21	Amendment No. 1 to the Collaboration and License Agreement, dated August 10, 2016, by and between the Registrant and Nestec Ltd.	10-K	001-37465	10.22	3/6/19

10.22^	Letter Agreement dated October 30, 2018, by and between the Registrant and Nestec Ltd.	10-K	001-37465	10.23	3/6/19

10.23	Securities Purchase Agreement, dated August 12, 2020 by and between the Company and Société des Produits Nestlé S.A.	8-K	001-37465	10.1	8/14/20

10.24†	License Agreement, dated July 1, 2021, by and between the Registrant and NHSc Pharma Partners	10-Q	001-37465	10.1	11/10/21

10.25†	Long Term Manufacturing Agreement, dated November 8, 2021, by and between the Registrant and BacThera AG					*

21.1	Subsidiaries of Seres Therapeutics, Inc.	10-K	001-37465	21.1	3/2/20

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document- the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan.

^ Confidential treatment has been granted with respect to redacted portions of this exhibit. Redacted portions of this exhibit have been filed separately with the SEC.

† Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K, Item 601(b)(10)(iv). Such omitted information is both (i) not material and (ii) the type that the Registrant treats as private or confidential.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SERES THERAPEUTICS, INC.

Date: March 1, 2022	By:	/s/ Eric D. Shaff
Eric D. Shaff
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric D. Shaff	President, Chief Executive Officer	March 1, 2022
Eric D. Shaff	and Director
(Principal Executive Officer)
/s/ David Arkowitz	Executive Vice President, Chief Financial Officer, and Head of Business Development	March 1, 2022
David Arkowitz	(Principal Financial and Accounting Officer)

/s/ Stephen Berenson	Chairman of the Board	March 1, 2022
Stephen Berenson

/s/ Dennis A. Ausiello	Director	March 1, 2022
Dennis A. Ausiello, M.D.

/s/ Paul R. Biondi	Director	March 1, 2022
Paul R. Biondi

/s/ Willard H. Dere	Director	March 1, 2022
Willard H. Dere, M.D.

/s/ Grégory Behar	Director	March 1, 2022
Grégory Behar

/s/ Kurt C. Graves	Director	March 1, 2022
Kurt C. Graves

/s/ Richard N. Kender	Director	March 1, 2022
Richard N. Kender

/s/ Meryl S. Zausner	Director	March 1, 2022
Meryl S. Zausner

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Seres Therapeutics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Seres Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Emphasis of Matter
As discussed in Note 1 to the consolidated financial statements, the Company will require additional financing to fund future operations. Management’s evaluation of the events and conditions and management’s plans to mitigate these matters are also described in Note 1.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Revenue Recognition – Collaboration and License Agreement with Société des Produits Nestlé S.A. (Nestlé) Recognized Under an Input Method

As described in Notes 2 and 12 to the consolidated financial statements, the Company recognizes revenue arising from a collaboration and license agreement with Nestlé, which totaled $10.4 million for the year ended December 31, 2021. The promised goods and services represent one combined performance obligation and the entire transaction price was allocated to that single combined performance obligation. When management concludes that a contract should be accounted for as a combined performance obligation and recognized over-time, management must then determine the period over which revenue should be recognized and the method by which to measure revenue. Management generally recognizes revenue using a cost-based input method, which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation. Due to the nature of the work required to be performed to satisfy the performance obligation, management’s estimation of costs expected is complex and requires significant judgment.

The principal considerations for our determination that performing procedures relating to revenue recognition for the collaboration and license agreement with Nestlé recognized under an input method is a critical audit matter are the significant judgment by management when determining the total estimated costs expected upon satisfying the performance obligation, which in turn led to significant auditor judgment, subjectivity and effort in performing procedures to evaluate the total estimated costs expected upon satisfying the performance obligation.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue arising from the collaboration and license agreement with Nestlé, including controls over the total estimated costs expected upon satisfying the performance obligation. These procedures also included, among others, evaluating and testing management’s process for determining the total estimated costs expected upon satisfying the performance obligation, which included testing actual costs incurred and evaluating the reasonableness of estimated costs to satisfy the performance obligation. Evaluating the reasonableness of estimated costs to satisfy the performance obligation involved assessing management’s ability to reasonably estimate costs to satisfy the performance obligation by (i) evaluating the appropriateness of changes to management’s estimates of total costs to satisfy the performance obligation; (ii) performing a comparison of management’s prior period cost estimates to actual costs incurred; and (iii) evaluating whether the cost estimates used by management were reasonable considering consistency with industry and company-specific data.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 1, 2022

We have served as the Company’s auditor since 2014.

SERES THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$180,002	$116,049
Short term investments	110,704	137,567
Prepaid expenses and other current assets	12,922	5,774
Accounts receivable	—	9,387
Total current assets	303,628	268,777
Property and equipment, net	17,938	13,897
Operating lease assets	18,208	9,041
Restricted cash	8,000	—
Restricted investments	1,401	1,400
Long term investments	495	49,825
Other non-current assets	5,189	—
Total assets	$354,859	$342,940
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$13,735	$4,018
Accrued expenses and other current liabilities (1)	45,094	14,226
Operating lease liabilities	6,610	5,115
Short term portion of note payable, net of discount	—	454
Deferred revenue - related party	16,819	22,602
Total current liabilities	82,258	46,415
Long term portion of note payable, net of discount	24,643	24,639
Operating lease liabilities, net of current portion	17,958	10,561
Deferred revenue, net of current portion - related party	86,998	85,572
Other long-term liabilities (2)	11,495	1,003
Total liabilities	223,352	168,190
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2021 and 2020; no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2021 and 2020; 91,889,418 and 91,459,239 shares issued and outstanding at December 31, 2021 and 2020	92	91
Additional paid-in capital	745,829	723,482
Accumulated other comprehensive loss	(60)	(47)
Accumulated deficit	(614,354)	(548,776)
Total stockholders’ equity	131,507	174,750
Total liabilities and stockholders’ equity	$354,859	$342,940

[1] Includes related party amounts of $21,098 and $0 at December 31, 2021 and December 31, 2020, respectively (see Note 12)

[2] Includes related party amounts of $10,585 and $0 at December 31, 2021 and December 31, 2020, respectively (see Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Collaboration revenue - related party	$143,857	$11,897	$27,188
Grant revenue	1,070	4,157	1,102
Collaboration revenue	—	17,161	6,215
Total revenue	144,927	33,215	34,505
Operating expenses:
Research and development expenses	$141,891	$90,570	$80,141
General and administrative expenses	69,261	30,775	24,748
Collaboration (profit) loss sharing - related party	(1,732)	—	—
Restructuring expenses	—	—	1,492
Total operating expenses	209,420	121,345	106,381
Loss from operations	(64,493)	(88,130)	(71,876)
Other (expense) income:
Interest income	2,870	946	1,033
Interest expense	(2,910)	(2,924)	(502)
Other (expense) income	(1,045)	981	1,066
Total other (expense) income, net	(1,085)	(997)	1,597
Net loss	$(65,578)	$(89,127)	$(70,279)
Net loss per share attributable to common stockholders, basic and diluted	$(0.72)	$(1.12)	$(1.24)
Weighted average common shares outstanding, basic and diluted	91,702,866	79,789,220	56,649,220
Other comprehensive loss:
Unrealized loss on investments, net of tax of $0	(12)	(47)	—
Currency translation adjustment	(1)	—	—
Total other comprehensive loss	(13)	(47)	—
Comprehensive loss	$(65,591)	$(89,174)	$(70,279)

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

				Accumulated		Total
	Common Stock		Additional	Other		Stockholders
		Par	Paid-in	Comprehensive	Accumulated	Equity
	Shares	Value	Capital	Loss	Deficit	(Deficit)
Balance at December 31, 2018	40,936,735	$41	$341,284	$-	$(389,370)	$(48,045)
Issuance of common stock from public offering, net of commissions, underwriting discounts and offering costs	28,818,578	29	60,498	—	—	60,527
Issuance of common stock from at the market equity offering	128,400	—	512	—	—	512
Issuance of common stock upon exercise of stock options	90,125	—	145	—	—	145
Issuance of common stock upon vesting of RSUs, net of tax withholdings	94,400	—	176	—	—	176
Issuance of common stock under ESPP plan	75,014	—	296	—	—	296
Stock-based compensation expense	—	—	8,344	—	—	8,344
Net loss	—	—	—	—	(70,279)	(70,279)
Balance at December 31, 2019	70,143,252	70	411,255	—	(459,649)	(48,324)
Issuance of common stock from public offering, net of commissions, underwriting discounts and offering costs	12,075,000	12	243,736	—	—	243,748
Issuance of common stock from Securities Purchase Agreement, net of offering costs - related party	959,002	1	19,899	—		19,900
Issuance of common stock from at the market equity offering	5,787,681	6	24,767	—	—	24,773
Issuance of common stock upon exercise of stock options	2,214,011	2	14,419	—	—	14,421
Issuance of common stock upon vesting of RSUs, net of tax withholdings	125,000	—	120	—	—	120
Issuance of common stock under ESPP plan	155,293	—	462	—	—	462
Stock-based compensation expense	—	—	8,824	—	—	8,824
Other comprehensive loss	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	(89,127)	(89,127)
Balance at December 31, 2020	91,459,239	91	723,482	(47)	(548,776)	174,750
Issuance of common stock upon exercise of stock options	329,112	1	1,298	—	—	1,299
Issuance of common stock under ESPP plan	100,417	—	827	—	—	827
Issuance of common stock upon vesting of RSUs, net of tax withholdings	650	—	—	—	—	—
Stock-based compensation expense	—	—	20,222	—	—	20,222
Other comprehensive loss	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	(65,578)	(65,578)
Balance at December 31, 2021	91,889,418	$92	$745,829	$(60)	$(614,354)	$131,507
The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(65,578)	$(89,127)	$(70,279)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	20,222	8,824	8,344
Depreciation and amortization expense	5,947	6,578	7,603
Non-cash operating lease cost	3,275	2,315	2,227
Amortization of debt issuance costs	498	446	281
Accretion (amortization) of discount (premium) on issued debt securities	2,526	551	(172)
Loss on disposal of property and equipment	—	—	103
Collaboration (profit) loss sharing - related party	(1,732)	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	(12,337)	(2,186)	3,257
Accounts receivable	9,387	(7,602)	(1,785)
Deferred revenue	(4,357)	(11,565)	(17,520)
Accounts payable	9,362	(1,159)	(1,460)
Operating lease liabilities	(3,550)	(4,456)	(4,211)
Accrued expenses and other liabilities (3)	43,025	3,771	(2,908)
Net cash provided by (used in) operating activities	6,688	(93,610)	(76,520)
Cash flows from investing activities:
Purchases of property and equipment	(9,566)	(591)	(1,002)
Purchases of investments	(95,971)	(218,284)	(46,420)
Sales and maturities of investments	169,625	59,984	16,904
Net cash provided by (used in) investing activities	64,088	(158,891)	(30,518)
Cash flows from financing activities:
Proceeds from public offering of common stock, net of commissions, underwriting discounts and offering costs	—	243,748	60,527
Proceeds from Securities Purchase Agreement, net of issuance costs - related party	—	19,900	—
Proceeds from issuance of note payable	—	—	25,000
Proceeds from at the market equity offering, net of commissions	—	24,773	512
Payments of debt issuance costs	—	—	(425)
Proceeds from exercise of stock options	1,299	14,421	145
Proceeds from issuance of common stock and restricted common stock	—	120	176
Issuance of common stock under ESPP plan	827	462	296
Repayment of notes payable	(948)	—	—
Net cash provided by financing activities	1,178	303,424	86,231
Net increase (decrease) in cash, cash equivalents and restricted cash	71,954	50,923	(20,807)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	—	—
Cash, cash equivalents and restricted cash at beginning of year	116,049	65,126	85,933
Cash, cash equivalents and restricted cash at end of year	$188,002	$116,049	$65,126
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,446	$2,453	$221
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$874	$451	$62
Lease liability arising from obtaining right-of-use assets	12,442	—	154

[3] Includes related party amounts of $31,683 and $0 at December 31, 2021 and December 31, 2020 respectively (see Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

1.
Nature of the Business and Basis of Presentation

Seres Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in October 2010 under the name Newco LS21, Inc. In October 2011, the Company changed its name to Seres Health, Inc., and in May 2015, the Company changed its name to Seres Therapeutics, Inc. The Company is a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to treat disease by modulating the microbiome to restore health by repairing the function of a disrupted microbiome to a non-disease state. The Company’s lead product candidate, SER-109, is designed to reduce further recurrences of Clostridioides difficle infection (“CDI”), a debilitating infection of the colon, in patients who have received antibiotic therapy for recurrent CDI by restructuring the colonic microbiome and changing its function. If approved by the U.S. Food and Drug Administration (“FDA”), we believe SER-109 will be a first-in-field oral microbiome drug. Building upon SER-109, the Company is developing therapeutics, such as SER-155, to specifically target infections and antimicrobial resistance. SER-155, a microbiome therapeutic candidate consisting of a consortium of cultivated bacteria, is designed to reduce incidences of gastrointestinal infections, bloodstream infections and graft versus host disease (GvHD”) in patients receiving allogeneic hematopoietic stem cell transplantation (“allo-HSCT”). In addition, using its microbiome therapeutics platform, the Company is developing SER-287 and SER-301 to treat ulcerative colitis (“UC”). The Company continues to evaluate microbiome pharmacokinetic and pharmacodynamic data from across its clinical and pre-clinical portfolios, using its reverse translation microbiome therapeutics capabilities to conduct research on various indications, including inflammatory and immune diseases, cancer, and metabolic diseases.

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

As of December 31, 2021, the Company had an accumulated deficit of $614,354 and cash, cash equivalents and short- and long-term investments of $291,201. For the year ended December 31, 2021, the Company incurred a net loss of $65,578. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. The Company expects that its cash, cash equivalents and short and long-term investments as of December 31, 2021 of $291,201, and proceeds, net of facility fees and expenses, of $27,600 received in February 2022 in connection with the Second Amendment (Note 18), will be sufficient to fund its operating expenses, capital expenditure requirements, and debt service obligations for at least the next 12-months from issuance of the financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

The Company is eligible to receive contingent milestone payments under its license and collaboration agreement with Société des Produits Nestlé S.A., successor in interest to Nestec Ltd., and NHSc Pharma Partners (collectively, “Nestlé”) if certain development, regulatory approval or sales target milestones are achieved. NHSc Pharma Partners is affiliated with Société des Produits Nestlé S.A. and Nestlé Health Science US Holdings, Inc. (“Nestlé Health Science”), both of which are significant stockholders of the Company. The milestone payments are uncertain and there is no assurance that the Company will receive any of them. Until such time, if ever, as the Company can generate substantial product revenue, the Company will finance its cash needs through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships or marketing, distribution or licensing arrangements with third parties. The Company may not be able to obtain funding on acceptable terms, or at all. If the Company is unable to raise additional funds as and when needed, it would have a negative impact on the Company’s financial condition, which

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

may require the Company to delay, reduce or eliminate certain research and development activities and reduce or eliminate discretionary operating expenses, which could constrain the Company’s ability to pursue its business strategies.

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

The Company classifies all of its marketable debt securities as available-for-sale securities. Accordingly, these marketable debt securities are recorded at fair value and unrealized gains and losses are reported as a separate component of accumulated other comprehensive loss in stockholders’ equity (deficit). The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense) within the consolidated statement of operations and comprehensive loss. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary”, the Company reduces the investment to fair value through a charge to the consolidated statement of operations and comprehensive loss. No such adjustments were necessary during the periods presented.

Restricted Investments

The Company held investments of $1,401 and $1,400 as of December 31, 2021 and December 31, 2020, respectively, in a separate restricted bank account as a security deposit for the lease of the Company’s headquarters in Cambridge, MA. The Company has classified these deposits as long-term restricted investments on its balance sheet.

Restricted Cash

The Company held restricted cash of $8,000 and $0 as of December 31, 2021 and December 31, 2020, respectively, which represents cash held for the benefit of the landlord for the Company's other leases. The Company has classified the restricted cash as long-term on its consolidated balance sheet as the underlying leases are greater than 1 year.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Cash, cash equivalents and restricted cash were comprised of the following:

	December 31	December 31,
	2021	2020
Cash and cash equivalents	$180,002	$116,049
Restricted cash, non-current	8,000	—
Total cash, cash equivalents and restricted cash	$188,002	$116,049

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

The fair value of each stock option grant is estimated on the date of grant using the Black- Scholes option-pricing model. The Company estimates its expected stock volatility based on a blended rate of the Company's own common stock volatility and the average historical volatility of a publicly traded set of peer companies. The Company uses the simplified method prescribed by Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of options granted to employees, non-employees and directors. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

a.
identify the contract(s) with a customer;
b.
identify the performance obligations in the contract;
c.
determine the transaction price;
d.
allocate the transaction price to the performance obligations in the contract; and
e.
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

The Company records amounts as accounts receivable when the right to consideration is deemed unconditional. When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded for deferred revenue. As of December 31, 2021 and December 31, 2020, the Company had $0 and $1,186 of accounts receivable and $0 and $8,201 of unbilled accounts receivable, respectively.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2021, 2020 and 2019, other comprehensive income (loss) consisted of changes in unrealized gains (losses) from available-for-sale investments and a currency translation adjustment.

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

Leases

In accordance with ASC 842, Leases, the Company determines if an arrangement is or contains a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company classifies leases at the lease commencement date as operating or finance leases and records a right-of-use asset and a lease liability on the consolidated balance sheet for all leases with an initial lease term of greater than 12 months. Leases with an initial term of 12 months or less are not recorded in the balance sheet, but payments are recognized as expense on a straight-line basis over the lease term. The Company has elected not to recognize leases with terms of 12 months or less.

A lease qualifies as a finance lease if any of the following criteria are met at the inception of the lease: (i) there is a transfer of ownership of the leased asset to the Company by the end of the lease term, (ii) the Company holds an option to purchase the leased asset that it is reasonably certain to exercise, (iii) the lease term is for a major part of the remaining economic life of the leased asset, (iv) the present value of the sum of lease payments equals or exceeds substantially all of the fair value of the leased asset, or (v) the nature of the leased asset is specialized to the point that it is expected to provide the lessor no alternative use at the end of the lease term.

The Company enters into contracts that contain both lease and non-lease components. Non-lease components may include maintenance, utilities, and other operating costs. The Company combines the lease and non-lease components of fixed costs in its lease arrangements as a single lease component. Variable costs, such as utilities or maintenance costs, are not included in the measurement of right-of-use assets and lease liabilities, but rather are expensed when the event determining the amount of variable consideration to be paid occurs.

Finance and operating lease assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term using the discount rate implicit in the lease. If the rate implicit is not readily determinable, the Company utilizes an estimate of its incremental borrowing rate based upon the available information at the lease commencement date. Operating lease assets are further adjusted for prepaid or accrued lease payments. Operating lease payments are expensed using the straight-line method as an operating expense over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Finance lease assets are amortized to depreciation expense using the straight-line method over the shorter of the useful life of the related asset or the lease term. Finance lease payments are bifurcated into (i) a portion that is recorded as imputed interest expense and (ii) a portion that reduces the finance liability associated with the lease.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (‘‘ASU 2016-13’’), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (‘‘ASU 2019-05’’). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For public entities that are Securities and Exchange Commission filers, excluding entities eligible to be smaller reporting companies, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. This standard will be effective for the Company on January 1, 2022. The Company is currently evaluating the potential impact that this standard may have on its consolidated financial statements and related disclosures.

3.
Fair Value of Financial Assets and Liabilities

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$70,322	$—	$—	$70,322
Commercial paper	—	3,999	—	3,999
Investments:
Commercial paper	$—	$6,250	$—	$6,250
Corporate bonds	—	40,095	—	40,095
Government securities	—	64,854	—	64,854
	$70,322	$115,198	$—	$185,520

	Fair Value Measurements as of December 31, 2020 Using:
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$35,480	$—	$—	$35,480
Commercial paper	—	10,313	—	10,313
Corporate bonds	—	2,014	—	2,014
Investments:
Commercial paper	$—	$12,343	$—	$12,343
Corporate bonds	—	68,289	—	$68,289
Certificate of deposits	—	2,272	—	$2,272
Government securities	—	104,488	—	104,488
	$35,480	$199,719	$—	$235,199

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Commercial paper, government securities, certificates of deposit and corporate bonds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. There were no transfers between Level 1 or Level 2 during the years ended December 31, 2021 and 2020.

As of December 31, 2021 and 2020 the Company held a restricted investment of $1,401 and $1,400, respectively, which represents a certificate of deposit that is classified as Level 2 in the fair value hierarchy.

4.
Investments

Investments by security type consisted of the following at December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$6,250	$—	$—	$6,250
Corporate bonds	40,123	—	(28)	40,095
Government securities	64,885	—	(31)	64,854
	$111,258	$—	$(59)	$111,199

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$12,343	$—	$—	$12,343
Corporate bonds	68,333	8	(52)	$68,289
Certificate of deposits	2,272	—	—	$2,272
Government securities	104,491	6	(9)	104,488
	$187,439	$14	$(61)	$187,392

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

The amortized cost and fair value of investments in commercial paper, corporate bonds, certificates of deposit and government securities by contractual maturity, as of December 31, 2021 were as follows (in thousands):

	Available-for-Sale
	Cost	Fair Value
Due in 1-year or less	$110,762	$110,704
Due after 1-year through 5-years	496	495
	$111,258	$111,199

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

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

5.
Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2021	2020
Laboratory equipment	$19,137	$15,985
Computer equipment	3,255	2,874
Furniture and office equipment	1,219	1,033
Leasehold improvements	32,925	27,977
Construction in progress	1,670	348
	58,206	48,217
Less: Accumulated depreciation and amortization	(40,268)	(34,320)
	$17,938	$13,897

Depreciation and amortization expense was $5,947, $6,578 and $7,603 for the years ended December 31, 2021, 2020 and 2019, respectively.

6.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2021	2020
Development and clinical manufacturing costs	$11,147	$6,339
Payroll and payroll-related costs	9,216	6,734
Liability related to 2021 License Agreement (Note 12)	21,098	—
Facility and other	3,633	1,153
	$45,094	$14,226

7.
Leases

The Company leases real estate, primarily laboratory, office and manufacturing space. The Company’s leases have remaining terms ranging from less than 1 year to 10 years. Certain leases include one or more options to renew, exercised at the Company’s sole discretion, with renewal terms that can extend the lease from one year to five years. The Company evaluated the renewal options in its leases to determine if it was reasonably certain that the renewal option would be exercised, and therefore should be included in the calculation of the operating lease assets and operating lease liabilities. Given the Company’s current business structure, uncertainty of future growth, and the associated impact to real estate, the Company concluded that it is not reasonably certain that any renewal options would be exercised. Therefore, the operating lease assets and operating lease liabilities only contemplate the initial lease terms. All the Company’s leases qualify as operating leases.

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

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The following table summarizes the presentation in the Company’s consolidated balance sheets of its operating leases:

	As of December 31, 2021	As of December 31, 2020
Assets:
Operating lease assets	$18,208	$9,041

Liabilities:
Operating lease liabilities	$6,610	$5,115
Operating lease liabilities, net of current portion	17,958	10,561
Total operating lease liabilities	$24,568	$15,676

The following table summarizes the effect of lease costs in the Company’s consolidated statement of operations and comprehensive loss:

	Year Ended December 31,
	2021	2020	2019
Operating lease costs	$5,170	$4,163	$4,532
Short-term lease costs	1,452	1,457	1,878
Variable lease costs	3,300	2,890	3,022
Sublease income	(1,575)	(1,813)	(890)
Total lease costs	$8,347	$6,697	$8,542

During the years ended December 31, 2021, 2020, and 2019, the Company made cash payments for operating leases of $6,821, $6,302 and $6,514, respectively.

As of December 31, 2021, future payments of operating lease liabilities are as follows (in thousands):

As of December 31, 2021
2022	8,512
2023	7,480
2024	2,392
2025	2,466
2026 and thereafter	10,891
Total future payments of operating lease liabilities	$31,741
Less: imputed interest	(7,173)
Present value of operating lease liabilities	$24,568

As of December 31, 2021, the weighted average remaining lease term was 6.12 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 10%. As of December 31, 2020, the weighted average remaining lease term was 2.89 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 11%.

8.
Restructuring

In February 2019, the Company implemented corporate changes to focus its resources on advancing its clinical-stage therapeutic candidates. In connection with the prioritization of these therapeutic candidates, the Company made changes to its management team and reduced headcount by approximately 30 percent.

During the year ended December 31, 2019 the Company recorded charges of $1,492, related to severance and other termination benefits. No restructuring charges were recorded during the years ended December 31, 2021 and 2020. During the year ended December 31, 2019 the Company paid $1,299 related to the restructuring and paid out the remaining $193 in 2020. There were no outstanding restructuring liabilities included in accrued expenses and other current liabilities as of December 31, 2021 and 2020.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

9.
Notes Payable

On October 29, 2019 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) pursuant to which a term loan in an aggregate principal amount of up to $50,000 (the “Original Credit Facility”) was available to the Company in three tranches, subject to certain terms and conditions. The first tranche of $25,000 was advanced to the Company on the Closing Date. The Company did not meet the milestone requirements for the second tranche under the Original Credit Facility, and as such, the additional amount up to $12,500 is not available for the Company to borrow. The Company elected not to borrow the third tranche of $12,500, which was available upon Hercules’ approval until June 30, 2021. Advances under the Original Credit Facility will bear interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 4.40%, and (ii) 9.65%. Following an interest-only period of 24 months, principal payments are due in 24 equal monthly installments commencing December 1, 2021 and ending November 1, 2023.

The Company may prepay advances under the Original Credit Facility, in whole or in part, at any time subject to a prepayment charge (the “Prepayment Premium”) equal to: (a) 3.0 % of amounts so prepaid, if such prepayment occurs during the first year following the Closing Date; (b) 2.0% of the amount so prepaid, if such prepayment occurs during the second year following the Closing Date, and (c) 1.0% of the amount so prepaid, if such prepayment occurs after the second year following the Closing Date.

Upon prepayment or repayment of all or any of the term loans under the Original Credit Facility, the Company will pay (in addition to any Prepayment Premium) an end of term charge of 4.85% of the aggregate funded amount under the Original Credit Facility. With respect to the first tranche, an end of term charge of $1,213 will be payable upon any prepayment or repayment. To the extent that the Company is provided additional advances under the Original Credit Facility, the 4.85% end of term charge will be applied to any such additional amounts.

The Original Credit Facility is secured by substantially all of the Company’s assets, other than the Company’s intellectual property. The Company has agreed to not pledge or secure its intellectual property to others.

Upon issuance, the first tranche was recorded as a liability with an initial carrying value of $24,575, net of debt issuance costs. The initial carrying value will be accreted to the repayment amount, which includes the outstanding principal plus the end of term charge, through interest expense using the effective interest rate method over the term of the debt. The effective interest rate is 11.47%. As of December 31, 2021, the carrying value of the debt is $24,643.

In February 2022, prior to the issuance of the consolidated financial statements for the year ended December 31, 2021, the Company entered into a second amendment to the loan and security agreement with Hercules (the “Second Amendment”), which amended the Original Credit Facility to refinance its short-term obligation on a long-term basis. The interest rate, interest-only period and prepayments under the Original Credit Facility, as well as certain covenants, are subject to amendments made pursuant to the Second Amendment (Note 18). As a result of the Second Amendment, the carrying value of the note payable is classified as a long-term liability on the Company’s consolidated balance sheet as of December 31, 2021.

The future principal payments due under the arrangement, excluding interest and the end of term charge, are as follows after taking into consideration the amendment to the Original Credit Facility that was entered into in February 2022:

Year Ending December 31,	Principal
2022	-
2023	-
2024	24,051
Total	$24,051

During the years ended December 31, 2021 and December 31, 2020, the Company recognized $2,910 and $2,899 of interest expense related to the Loan Agreement, respectively, which is reflected in interest expense on the consolidated statements of operations and comprehensive loss.

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

Additionally on August 12, 2020, the Company entered into a Securities Purchase Agreement (the “Securities Agreement”) with Nestlé for the sale by the Company of 959,002 shares of the Company’s common stock at a purchase price of $20.855 per share (the “concurrent placement”). The Company received aggregate net proceeds from the concurrent placement of approximately $19,900 after deducting offering expenses payable by the Company. The consummation of the concurrent placement was contingent upon the closing of the offering and the satisfaction of certain other customary conditions. The shares were offered and sold to Nestlé pursuant to an effective registration statement on Form S-3 (File No. 333-237033) and a related prospectus supplement filed with the SEC.

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

Stock options granted under the 2012 Plan generally vest over four years and expire after ten years, although options have been granted with vesting terms less than four years. As of December 31, 2021, there were no shares available for future grant under the 2012 Plan.

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

Stock options granted under the 2015 Plan generally vest over four years and expire after ten years, although options have been granted with vesting terms less than four years. As of December 31, 2021, there were 2,138,525 shares available for future grant under the 2015 Plan.

2015 Employee Stock Purchase Plan

On June 16, 2015, the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 25, 2015. A total of 365,000 shares of common stock were reserved for issuance under the ESPP. In addition, the number of shares of common stock that may be issued under the ESPP automatically increase on the first day of each calendar year, beginning in 2016 and ending in 2025, by an amount equal to the lesser of (i) 400,000 shares, (ii) 1% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (iii) an amount determined by the Company’s board of directors. Offering periods under the ESPP will commence when determined by the plan administrator. As of December 31, 2021, there were 100,417 shares issued under the ESPP and 2,391,764 shares were reserved and available for issuance under the ESPP.

The ESPP provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company's common stock. The ESPP is qualified under Section 423 of the Internal Revenue Code. The employee's purchase price is derived from a formula based on the closing price of the common stock on the first day of the offering period versus the closing price on the date of purchase (or, if not a trading day, on the immediately preceding trading day). The offering period under the ESPP has a duration of six months, and the purchase price with respect to each offering period beginning on or after such date is, until otherwise amended, equal to 85% of the lesser of (i) the fair market value of the Company's common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of the Company's common stock on the purchase date. The Company estimates the fair value of common stock under the ESPP using a Black-Scholes valuation model. The fair value was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions: risk-free interest rate (1.2%); expected term (0.5 years); expected volatility (74.9%); and an expected dividend yield (0%). The Company recorded $530, $200 and $109 of stock-based compensation expense under the ESPP for the twelve months ended December 31, 2021, 2020 and 2019, respectively.

Stock Option Valuation

The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.73%	1.26%	2.64%
Expected term (in years)	5.4	6.0	6.0
Expected volatility	106.5%	73.3%	88.4%
Expected dividend yield	0%	0%	0%

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Stock Options

The following table summarizes the Company’s stock option activity for the twelve months ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2020	10,037,130	$9.54	7.87	$156,627
Granted	3,603,744	19.30
Exercised	(329,112)	3.84
Forfeited	(1,794,573)	12.19
Outstanding as of December 31, 2021	11,517,189	$11.10	7.42	$28,006,768
Options exercisable as of December 31, 2021	5,590,163	$8.62	6.09	$16,670,723

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2021, 2020 and 2019 was $15.33, $5.08, and $4.13 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2021, 2020, and 2019 was $4,727, $37,255, and $244, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

During the year ended December 31, 2019, the Company granted performance-based stock options to employees for the purchase of an aggregate of 1.1 million shares of common stock with a grant date fair value of $4.58 per share. These stock options are exercisable only upon achievement of specified performance targets. As of December 31, 2021, none of these options were exercisable because none of the specified performance targets had been achieved. Because achievement of the specified performance targets was not deemed probable as of December 31, 2021, the Company did not record any expense for these stock options from the dates of issuance through December 31, 2021.

During the three months ended March 31, 2021, the Company granted performance-based stock options to employees for the purchase of an aggregate of 440 thousand shares of common stock with a grant date fair value of $14.93 per share. These stock options are exercisable only upon achievement of specified performance targets. These options were ultimately forfeited as none of the performance targets were achieved. Because achievement of the specified performance targets was not deemed probable in any period, the Company did not record any expense for these stock options from the dates of issuance through December 31, 2021.

Additionally, during the year ended December 31, 2021, the Company granted performance-based stock options to employees for the purchase of an aggregate of 562 thousand shares of common stock with a grant date fair value of $5.53 per share. These stock options are exercisable only upon achievement of specified performance targets. As of December 31, 2021, none of these options were exercisable because none of the specified performance targets had been achieved. Because achievement of the specified performance targets was not deemed probable as of December 31, 2021, the Company did not record any expense for these stock options from the dates of issuance through December 31, 2021.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Restricted Stock Units

The Company has granted restricted stock units with time-based vesting conditions. The table below summarizes the Company’s restricted stock activity for the twelve months ended December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2020	6,500	$25.36
Granted	768,998	$17.90
Forfeited	(40,093)	$23.15
Vested	(650)	$25.36
Unvested restricted stock units as of December 31, 2021	734,755	$17.68

The aggregate intrinsic value of restricted stock units that vested during the years ended December 31, 2021, 2020 and 2019 was $16, $532, and $517, respectively.

During the year ended December 31, 2021, the Company granted performance-based restricted stock awards to two employees for the purchase of an aggregate of 85 thousand shares of common stock with a grant date fair value of $9.59 per share and 40 thousand shares with a grant date fair value of $20.35 per share. These restricted stock awards vest only upon achievement of specified performance targets. As of December 31, 2021, none of these awards were vested because none of the specified performance targets had been achieved. Because achievement of the specified performance targets was not deemed probable as of December 31, 2021, the Company did not record any expense for these awards from the dates of issuance through December 31, 2021.

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2021	2020	2019
Research and development expenses	$10,146	$4,760	$4,613
General and administrative expenses	10,076	4,064	3,731
	$20,222	$8,824	$8,344

As of December 31, 2021, the Company had an aggregate of $57,913 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 3.33 years.

12.
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

The Topic 606 transaction price of $139,500 has been allocated to the co-exclusive license for SER-109 and the services performed in accordance with the development and regulatory activity plan to obtain regulatory approval of SER-109 in the United States based on the Company’s SSP. The Company recognizes revenue for the license performance obligation at a point in time, that is upon transfer of the license to Nestlé. As control of the license was transferred in July 2021, the Company recognized $131,343 of collaboration revenue - related party during the year ended December 31, 2021 pertaining to the license performance obligation and $2,068 relating to the services performance obligation.

The amount allocated to the Topic 808 unit of accounting relates to the pre-launch activities performed prior to the first commercial sale of SER-109 and was determined to be $35,500 based on standalone selling price.

The Company recorded the $35,500 in total liabilities on its consolidated balance sheet at the inception of the arrangement. On a quarterly basis, the Company and Nestlé will provide financial information about the pre-launch activities performed by both parties. The Company will reduce the $35,500 liability as the pre-launch activities are performed and it makes payments to Nestlé for the pre-launch costs Nestlé incurs. As of December 31, 2021, there is $21,098 included in accrued expenses and other current liabilities and $10,585 included in other long-term liabilities.

The cost associated with pre-launch activities performed by the Company will be recorded within total operating expenses in the Company’s consolidated statements of operations and comprehensive loss. In the year ended December 31, 2021, the Company recognized $2,168 in research and development expenses and $3,383 in general and administrative expenses associated with pre-launch activities performed.

As the Company and Nestlé are both active participants in the pre-launch activities, the sharing of 50% of the pre-launch costs will be recognized in collaboration (profit) loss sharing - related party in the Company’s consolidated statements of operations and comprehensive loss. The Company recorded $1,732 of income in the collaboration (profit) loss sharing line for the year ended December 31, 2021.

Collaboration and License Agreement with Société des Produits Nestlé S.A. (Nestlé)

Summary of Agreement

In January 2016, the Company entered into a collaboration and license agreement with Nestlé (the "2016 License Agreement") for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. The 2016 License Agreement supports the development of the Company’s portfolio of products for CDI and IBD in markets outside of the United States and Canada (the “2016 Licensed Territory”). The Company has retained full commercial rights to its entire portfolio of product candidates with respect to the United States and Canada.

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

Under the 2016 License Agreement, the Company was entitled to receive a $20,000 milestone payment from Nestlé following initiation of a SER-287 Phase 2 study and a $20,000 milestone payment from Nestlé following the initiation of a SER-287 Phase 3 study. In November 2018, the Company entered into a letter agreement with Nestlé which modified the 2016 License Agreement to address the current clinical plans for SER-287. Pursuant to the letter agreement, the Company and Nestlé agreed that following initiation of the SER-287 Phase 2b study, the Company would be entitled to receive $40,000 in milestone payments from Nestlé, which represents the milestone due to the Company for the initiation of a SER-287 Phase 2 study and a Phase 3 study. The SER-287 Phase 2b study was initiated and the $40,000 of milestone payments were received in December 2018. The letter agreement also provides scenarios under which Nestlé’s reimbursement to the Company for certain Phase 3 development costs would be reduced or delayed depending on the outcomes of the SER-287 Phase 2b study.

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

Accounting Analysis

The Company assessed the 2016 License Agreement in accordance with ASC 606 and concluded that Nestlé is a customer. The Company identified the following promises under the contract: (i) a license to develop and commercialize the 2016 Collaboration Products in the 2016 Licensed Territory, (ii) obligation to perform research and development services, (iii) participation on a joint steering committee, and (iv) manufacturing services to provide clinical supply to complete future clinical trials. In addition, the Company identified a contingent obligation to perform manufacturing services to provide commercial supply if commercialization occurs, which is contingent upon regulatory approval. This contingent obligation is not a performance obligation at inception and has been excluded from the initial allocation as it represents a separate buying decision at market rates, rather than a material right in the contract. The Company assessed the promised goods and services to determine if they are distinct. Based on this assessment, the Company determined that Nestlé cannot benefit from the promised goods and services separately from the others as they are highly interrelated and therefore not distinct. Accordingly, the promised goods and services represent one combined performance obligation and the entire transaction price will be allocated to that single combined performance obligation.

At contract inception, the Company determined that the $120,000 non-refundable upfront amount constituted the entirety of the consideration to be included in the transaction price as the development, regulatory, and commercial milestones were fully constrained. During the year ended December 31, 2016, the Company received $10,000 from Nestlé in connection with the initiation of the Phase 1b study for SER-262 in CDI. During the year ended December 31, 2017, the Company received $20,000 from Nestlé in connection with the initiation of the Phase 3 study for SER-109. During the year ended December 31, 2018, the Company received $40,000 from Nestlé in connection with the initiation of the Phase 2b study for SER-287. During the year ended December 31, 2020, the Company received $10,000 from Nestlé in connection with the initiation of the Phase 1b SER-301 study. As of December 31, 2021, the aggregate amount of the transaction price allocated to the performance obligation of the 2016 License Agreement was approximately $200,000.

During the years ended December 31, 2021, 2020, and 2019 using the cost-to-cost method, which best depicts the transfer of control to the customer, the Company recognized $10,446, $11,897, and $27,188 of Collaboration revenue – related party, respectively, relating to the 2016 License Agreement.

As of December 31, 2021 and December 31, 2020, there was $103,817, and $108,174 of deferred revenue related to the unsatisfied portion of the performance obligation under the Nestlé agreements. As of December 31, 2021, deferred revenue is classified as current or non-current in the consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next twelve months, which is determined by the cost-to-cost method which measures the extent of progress towards completion based on the

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation. All costs associated with the 2016 License Agreement are recorded in research and development expense in the consolidated statements of operations and comprehensive loss.

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

In December 2020, the Company received written notice that AstraZeneca elected to terminate the Research Agreement. As a result of AstraZeneca’s decision to terminate the Research Agreement, the Company’s performance obligations under the Research Agreement have ended as of December 31, 2020. The final transaction price of $23,377 is comprised of the $20,000 fixed consideration and $3,376 for the reimbursed research and development costs. The Company removed all costs associated with its remaining performance from the cost-to-cost model in the fourth quarter of 2020. This resulted in the Company recognizing the remaining deferred revenue of $15,145 to collaboration revenue in the year ended December 31, 2020. No collaboration revenue was recognized for the year ended December 31, 2021, as the Company's performance obligations under the Research Agreement ended December 31, 2020.

Contract Balances from Contracts with Customers

The following tables present changes in the Company’s contract liabilities during the year ended December 31, 2021 and 2020:

	Balance as of December 31, 2020	Additions	Deductions	Balance as of December 31, 2021
Year ended December 31, 2021
Contract liabilities:
Deferred revenue - related party	$108,174	8,157	(12,514)	$103,817

	Balance as of December 31, 2019	Additions	Deductions	Balance as of December 31, 2020
Year ended December 31, 2020
Contract liabilities:
Deferred revenue - related party	$110,071	10,000	(11,897)	$108,174
Deferred revenue	$9,668	7,493	(17,161)	$-

During the year ended December 31, 2021, the Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods:

	Year Ended December 31,
	2021	2020
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$10,446	$21,565

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

13.
Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss attributable to common stockholders	$(65,578)	$(89,127)	$(70,279)
Denominator:
Weighted average common shares outstanding, basic and diluted	91,702,866	79,789,220	56,649,220
Net loss per share attributable to common stockholders, basic and diluted	$(0.72)	$(1.12)	$(1.24)

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

	Year Ended December 31,
	2021	2020	2019
Stock options to purchase common stock	11,517,189	10,037,130	8,310,683
Unvested restricted stock units	734,755	6,500	130,000
Shares issuable under employee stock purchase plan	165,047	10,786	89,821
	12,416,991	10,054,416	8,530,504

14.
Commitments and Contingencies

Leases

Refer to Note 7 “Leases” for discussion of the commitments associated with the Company’s lease portfolio.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third-parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2021 or 2020.

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

The Company did not accrue any liabilities related to legal contingencies in its consolidated financial statements as of December 31, 2021 and December 31, 2020.

Bacthera Long Term Manufacturing Agreement

On November 8, 2021, the Company entered into a Long Term Manufacturing Agreement (the “Bacthera Agreement”) with BacThera AG (“Bacthera”), a joint venture between Chr. Hansen and a Lonza Group affiliate. The Bacthera Agreement governs the general terms under which Bacthera, or one of its affiliates, will (i) construct a dedicated full-scale production suite for the Company at Bacthera’s Microbiome Center of Excellence in Visp, Switzerland, which is currently under construction; and (ii) provide manufacturing services to the Company for its SER-109 product and, if agreed by the parties, SER-287 product.

Under the terms of the Bacthera Agreement, the Company has agreed to pay Bacthera a total of at least 240,000 CHF (or approximately $262,000) for the initial term of the agreement, inclusive of the construction fees and annual operating fees. Bacthera is funding the majority of the construction costs and will own and control the manufacturing suite during construction. The construction fees that the Company is responsible for represent a small percentage of the overall construction costs and are payable upon the achievement of certain milestones related to the construction of the dedicated manufacturing suite. The annual operating fee includes the cost of a baseline annual batch production volume. The Company has also agreed to pay certain other ancillary fees and a per-batch fee in excess of the baseline batches. These fees are subject to adjustment during construction for certain items outside of Bacthera’s control and annually against an agreed index. The Company will supply the active pharmaceutical ingredients to Bacthera to enable it to perform the services and pay for certain other raw materials and manufacturing components, which will be acquired by Bacthera.

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

The Bacthera Agreement represents a lease as the Company will have the right to use the dedicated manufacturing suite for a period of time following completion of the construction of the manufacturing suite and approval by regulatory authorities. As of December 31, 2021, the lease commencement date has not occurred and therefore the Company has not recorded an operating lease asset or an operating lease liability on its consolidated balance sheet.

15.
Income Taxes

During the years ended December 31, 2021, 2020 and 2019, the Company recorded no income tax benefits for the net operating losses incurred in each year or interim period, due to its uncertainty of realizing a benefit from those items.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
Research and development tax credits	(16.6)	(6.4)	(5.8)
State taxes, net of federal benefit	(2.8)	(7.8)	(6.8)
Stock-based compensation	(0.4)	(5.8)	(1.7)
Other	0.4	0.2	(0.7)
Change in deferred tax asset valuation allowance	40.4	40.8	36.0
Effective income tax rate	—%	—%	—%

Net deferred tax assets as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$108,189	$106,351
Research and development tax credit carryforwards	53,133	42,311
Capitalized organization costs	181	214
Stock-based compensation expense	16,045	11,615
Lease Liability	6,635	4,283
Charitable Contributions	50	15
Deferred Revenue	36,666	29,553
Accrued expenses	2,475	1,783
Capitalized research and development expenses	43	51
Section 163(j) limitation	1,368	540
Depreciation and amortization	247	—
Total deferred tax assets	$225,032	$196,716
Deferred tax liabilities:
Depreciation and amortization	—	(510)
Right of use assets	(4,918)	(2,470)
Total deferred tax liabilities	(4,918)	(2,980)
Valuation allowance	$(220,114)	$(193,736)
Net deferred tax assets	$—	$—

As of December 31, 2021, the Company had net operating loss carryforwards (“NOLs”) for federal and state income tax purposes of $402,500 and $394,100, respectively. Federal NOLs of $119,800, generated before 2018, will begin expiring in varying amounts in 2035 unless utilized. The remaining federal NOLs of $282,700, generated after 2017, will be carried forward indefinitely and could be used to offset up to 80% of taxable income in future tax years. Massachusetts does not follow federal time periods for NOLs and as such the Company’s Massachusetts NOLs of $394,100 will expire at various times starting in 2035. As of December 31, 2021, the Company also had available research and development tax credit carryforwards for federal and state income tax purposes of $43,700 and $11,900, respectively, which begin to expire in 2031 and 2028, respectively. The federal research and development tax credits include an orphan drug credit carryforward of $23,700.

Utilization of the NOLs and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions. These financings, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control or could result in a change of control in the future upon subsequent disposition. The Company conducted an analysis to determine if historical changes in ownership through December 31, 2020 would limit or otherwise restrict its ability to utilize these NOLs and research and development credit carryforwards. As a result of this analysis, the Company does not believe there are any significant limitations on its ability to utilize these carryforwards.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

However, future changes in ownership after December 31, 2020 could affect the limitation in future years. Any limitation may result in expiration of a portion of the NOLs or research and development credit carryforwards before utilization.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2021 and 2020. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2021, 2020 and 2019 related primarily to the increases in NOLs, research and development tax credit carryforwards, and stock-based compensation were as follows:

	Year Ended December 31,
	2021	2020	2019
Valuation allowance at beginning of year	$(193,736)	$(157,346)	$(132,009)
Decreases recorded as benefit to income tax provision	—	—	—
Increases recorded to income tax provision	(26,378)	(36,390)	(25,337)
Valuation allowance as of end of year	$(220,114)	$(193,736)	$(157,346)

The Company had no unrecognized tax benefits or related interest and penalties accrued for the years ended December 31, 2021 and 2020. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense.

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

16.
Related Party Transactions

As described in Note 12, in July 2021, the Company entered into the 2021 License Agreement with NHSc Pharma Partners (together with Société des Produits Nestlé S.A., “Nestlé”). NHSc Pharma Partners is an affiliate of two of the Company's significant stockholders, Société des Produits Nestlé S.A. and Nestlé Health Science U.S. Holdings, Inc. During the year ended December 31, 2021, the Company recognized $133,411 of related party revenue associated with the 2021 License Agreement. As of the year ended December 31, 2021, there was $6,089 of deferred revenue related to the 2021 License Agreement, which is classified as current or non-current in the consolidated balance sheets. As of December 31, 2021 there was $21,098 included in accrued expenses and other liabilities and $10,585 included in other long term liabilities related to the 2021 License Agreement. The Company has made no payments to Nestlé during the year ended December 31, 2021. There was no amount due from Nestlé as of December 31, 2021.

As described in Note 12, in January 2016, the Company entered into the 2016 License Agreement with Société des Produits Nestlé S.A. (successor in interest to Nestec, Ltd.) for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. Société des Produits Nestlé S.A. and its affiliate Nestlé Health Science U.S. Holdings, Inc. are two of the Company's significant stockholders. During the years ended December 31, 2021, 2020, and 2019, the Company recognized $10,446, $11,897, and $27,188, respectively, of related party revenue associated with the 2016 License Agreement. As of December 31, 2021 and 2020, there was $97,728 and $108,174, respectively, of deferred revenue related to the 2016 License Agreement, which is classified as current or non-current in the consolidated balance sheets. The Company has made no payments to Nestlé during the year ended December 31, 2021. There was no amount due from Nestlé as of December 31, 2021.

In July 2019, the Company entered into a sublease agreement with Flagship Pioneering, one of the Company’s significant stockholders, to sublease a portion of its office and laboratory space in Cambridge, Massachusetts. The term of the sublease agreement commenced in July 2019 and ends on the last day of the 24th calendar month following commencement, with no option to extend (see Note 7). Under this agreement, the Company recorded other income of $1,575 and $1,813 during the year ended December 31, 2021 and 2020. The Company received cash payments of $1,575 and $1,813 during the year ended December 31, 2021 and 2020.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

17.
401(k) Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2016, the Company elected to match 50% of the first 6% of an employee’s deferral. Company contributions are expensed in the year for which they are declared. During the years ended December 31, 2021, 2020, and 2019 the Company recorded expense of $1,087, $586, and $542, respectively, for 401(k) match contributions.

18.
Subsequent Events

Second Amendment to Loan and Security Agreement with Hercules

Effective as of February 24, 2022 (the “Effective Date”), the Company entered into a Second Amendment to Loan and Security Agreement (the “Second Amendment”), with the lenders party thereto (the “Lenders”), and Hercules Capital, Inc., in its capacity as the administrative agent and the collateral agent for the Lenders, which amended the Original Credit Facility. Under the Original Credit Facility, term loans in an aggregate principal amount of up to $50,000 were available to the Company, of which $25,000 (the “first tranche”) has been advanced to the Company and approximately $22,100 were outstanding immediately prior to the Effective Date. Pursuant to the Second Amendment, term loans in an aggregate principal amount of up to $100,000 (the “New Credit Facility”) have become available to the Company in five tranches including the first tranche, subject to certain terms and conditions.

The first tranche in an aggregate principal amount of $25,000 is outstanding as of the Effective Date, after taking into account reborrowing by the Company on the Effective Date of a previously-repaid principal amount of approximately $2,900. The second tranche in an aggregate principal amount of $12,500 and the third tranche in an aggregate principal amount of $12,500 have been advanced to the Company and are outstanding as of the Effective Date. The fourth tranche in an aggregate principal amount of $25,000 is available upon satisfaction of certain conditions, including the approval by the U.S. Food and Drug Administration of a biologics license application in respect of SER-109 (the "Regulatory Approval Milestone") by no later than December 15, 2023. The fifth tranche in an aggregate principal amount of up to $25,000 is available through the Amortization Date (as defined below) upon satisfaction of certain conditions, including the Lenders’ investment committee approval.

All advances outstanding under the New Credit Facility will bear interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 6.40%, and (ii) 9.65%. For all advances outstanding under the New Credit Facility, the Company will make interest only payments through December 31, 2023, extendable to December 31, 2024 upon satisfaction of certain conditions (such applicable date, the “Amortization Date”). The principal balance and interest of the advances will be repaid in equal monthly installments after the Amortization Date and continuing through October 1, 2024, extendable to October 1, 2025, upon satisfaction of certain conditions (such applicable date, the “Maturity Date”).

The Company may prepay advances under the New Credit Facility, in whole or in part, at any time subject to a prepayment charge equal to: (a) 2.0% of amounts so prepaid, if such prepayment occurs during the first year following the Effective Date; (b) 1.5% of the amount so prepaid, if such prepayment occurs during the second year following the Effective Date, and (c) 1.0% of the amount so prepaid, if such prepayment occurs during the third year following the Effective Date.

The Company will pay an end of term charge of 4.85% of the aggregate amount of the advances made under the Old Credit Facility on the earliest date of (i) November 1, 2023; (ii) the date that the Company prepays all of the outstanding principal in full, or (iii) the date the loan payments are accelerated due to an event of default. The Company will pay an additional end of term charge of 1.75% of the aggregate amount of the advances under the New Credit Facility (including the first tranche of $25,000) on the earliest date of (i) the Maturity Date; (ii) the date that the Company prepays all of the outstanding principal in full, or (iii) the date the loan payments are accelerated due to an event of default.

Other terms of the New Credit Facility remain generally identical to those under the Old Credit Facility, with certain covenants amended by the Second Amendment to provide the Company with additional operational flexibility, including the ability for the Company to issue up to $350.0 million in convertible notes. The New Credit Facility includes a conditional liquidity covenant commencing on June 15, 2023, which ceases to apply if certain conditions are satisfied.