Form 10-Q
period 2022-03-31
Seres Therapeutics, Inc.
filed 2022-05-04
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 27, 2022, the registrant had 92,230,428 shares, shares of common stock, $0.001 par value per share, outstanding.

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
•
Our collaboration and license agreements with Société des Produits Nestlé S.A. and NHSc Pharma Partners (collectively, Nestlé) are important to our business. If we or Nestlé fail to adequately perform under these agreements, or if we or Nestlé terminate the agreements, the development and commercialization of our CDI and IBD product candidates, including SER-109, SER-287, and SER-301, could be delayed or terminated and our business would be adversely affected.
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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$153,192	$180,002
Short term investments	94,809	110,704
Prepaid expenses and other current assets	15,249	12,922
Total current assets	263,250	303,628
Property and equipment, net	19,066	17,938
Operating lease assets	26,246	18,208
Restricted cash	8,185	8,000
Restricted investments	1,401	1,401
Long term investments	—	495
Other non-current assets	1,741	5,189
Total assets	$319,889	$354,859
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,791	$13,735
Accrued expenses and other current liabilities (1)	48,278	45,094
Operating lease liabilities	6,849	6,610
Deferred revenue - related party	20,441	16,819
Total current liabilities	82,359	82,258
Long term portion of note payable, net of discount	50,437	24,643
Operating lease liabilities, net of current portion	20,346	17,958
Deferred revenue, net of current portion - related party	81,883	86,998
Other long-term liabilities (2)	3,908	11,495
Total liabilities	238,933	223,352
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2022 and December 31, 2021; 92,210,305 and 91,889,418 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	92	92
Additional paid-in capital	752,057	745,829
Accumulated other comprehensive loss	(215)	(60)
Accumulated deficit	(670,978)	(614,354)
Total stockholders’ equity	80,956	131,507
Total liabilities and stockholders’ equity	$319,889	$354,859

[1] Includes related party amounts of $29,809 and $21,098 at March 31, 2022 and December 31, 2021, respectively (see Note 11)

[2] Includes related party amounts of $2,981 and $10,585 at March 31, 2022 and December 31, 2021, respectively (see Note 11)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue:
Collaboration revenue - related party	$1,493	$4,648
Grant revenue	—	1,070
Total revenue	1,493	5,718
Operating expenses:
Research and development expenses	39,649	29,303
General and administrative expenses	18,571	11,741
Collaboration (profit) loss sharing - related party	(976)	—
Total operating expenses	57,244	41,044
Loss from operations	(55,751)	(35,326)
Other (expense) income:
Interest income	384	966
Interest expense	(912)	(696)
Other expense	(345)	(409)
Total other (expense) income, net	(873)	(139)
Net loss	$(56,624)	$(35,465)
Net loss per share attributable to common stockholders, basic and diluted	$(0.61)	$(0.39)
Weighted average common shares outstanding, basic and diluted	92,164,419	91,527,800
Other comprehensive (loss) income:
Unrealized (loss) gain on investments, net of tax of $0	(155)	32
Total other comprehensive (loss) income	(155)	32
Comprehensive loss	$(56,779)	$(35,433)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands, except share data)

	Common Stock		Additional		Accumulated Other	Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive (Loss) Income	Stockholders’ Equity
Balance at December 31, 2020	91,459,239	$91	$723,482	$(548,776)	$(47)	$174,750
Issuance of common stock upon exercise of stock options	104,184	1	371	—	—	372
Issuance of common stock upon vesting of RSUs, net of tax withholdings	650	—	—	—	—	—
Issuance of common stock under ESPP	24,191	—	392	—	—	392
Stock-based compensation expense	—	—	3,624	—	—	3,624
Other comprehensive income	—	—	—	—	32	32
Net loss	—	—	—	(35,465)	—	(35,465)
Balance at March 31, 2021	91,588,264	$92	$727,869	$(584,241)	$(15)	$143,705

	Common Stock		Additional		Accumulated Other	Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive (Loss)	Stockholders’ Equity
Balance at December 31, 2021	91,889,418	$92	$745,829	$(614,354)	$(60)	$131,507
Issuance of common stock upon exercise of stock options	92,478	—	257	—	—	257
Issuance of common stock upon vesting of RSUs, net of tax withholdings	69,195	—	—	—	—	—
Issuance of common stock under ESPP	159,214	—	892	—	—	892
Stock-based compensation expense	—	—	5,079	—	—	5,079
Other comprehensive loss	—	—	—	—	(155)	(155)
Net loss	—	—	—	(56,624)	—	(56,624)
Balance at March 31, 2022	92,210,305	$92	$752,057	$(670,978)	$(215)	$80,956

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(56,624)	$(35,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,079	3,624
Depreciation and amortization expense	1,570	1,476
Non-cash operating lease cost	1,058	655
Accretion (amortization) of discount (premiums) on investments	313	851
Amortization of debt issuance costs	133	118
Collaboration (profit) loss sharing - related party	(976)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current and long-term assets	(3,841)	(1,402)
Accounts receivable	—	6,783
Deferred revenue - related party	(1,493)	(4,648)
Accounts payable	(6,464)	973
Operating lease liabilities	(1,507)	(1,232)
Accrued expenses and other current and long-term liabilities (3)	(3,693)	(1,229)
Net cash used in operating activities	(66,445)	(29,496)
Cash flows from investing activities:
Purchases of property and equipment	(2,950)	(1,342)
Purchases of investments	(28,156)	(46,944)
Sales and maturities of investments	44,078	27,548
Net cash provided by (used in) investing activities	12,972	(20,738)
Cash flows from financing activities:
Proceeds from exercise of stock options	257	372
Issuance of common stock under ESPP	892	392
Proceeds from issuance of debt, net of issuance costs	27,606	—
Repayment of notes payable	(1,907)	—
Net cash provided by financing activities	26,848	764
Net decrease in cash, cash equivalents, and restricted cash	(26,625)	(49,470)
Cash, cash equivalents and restricted cash at beginning of period	188,002	116,049
Cash, cash equivalents and restricted cash at end of period	$161,377	$66,579
Supplemental disclosure of cash flow information:
Cash paid for interest	$558	$603
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$622	$268
Prepaid rent reclassified to right-of-use assets	$4,962	$—
Lease liability arising from obtaining right-of-use assets	$4,370	$—

[3]Includes related party amounts of $(1,107) and $0 at March 31, 2022 and March 31, 2021, respectively (see Note 11)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business and Basis of Presentation

Seres Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in October 2010 under the name Newco LS21, Inc. In October 2011, the Company changed its name to Seres Health, Inc., and in May 2015, the Company changed its name to Seres Therapeutics, Inc. The Company is a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to treat disease by modulating the microbiome to restore health by repairing the function of a disrupted microbiome to a non-disease state. The Company’s lead product candidate, SER-109, is designed to reduce further recurrences of Clostridioides difficile infection (“CDI”), a debilitating infection of the colon, in patients who have received antibiotic therapy for recurrent CDI by restructuring the colonic microbiome and changing its function. If approved by the U.S. Food and Drug Administration (“FDA”), the Company believes SER-109 will be a first-in-field oral microbiome drug. Building upon SER-109, the Company is developing therapeutic candidates, such as SER-155, to specifically target infections and antimicrobial resistance. SER-155, a microbiome therapeutic candidate consisting of a consortium of cultivated bacteria, is designed to reduce incidences of gastrointestinal infections, bloodstream infections and graft versus host disease ("GvHD”) in patients receiving allogeneic hematopoietic stem cell transplantation (“allo-HSCT”). The Company is evaluating additional preclinical stage programs to reduce incidence of infection, which the Company refers to as Infection Protection, in indications such as cancer neutropenia, solid organ transplant, and antimicrobial resistant infections more broadly. The Company is also continuing its research activities in ulcerative colitis ("UC"), including evaluating the potential to utilize biomarker-based patient selection and stratification for future studies. In addition, the Company continues to leverage microbiome pharmacokinetic and pharmacodynamic data from across its clinical and preclinical portfolios, using its reverse translation microbiome therapeutics capabilities to conduct research on various indications, including inflammatory and immune diseases, cancer, and metabolic diseases.

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

As of March 31, 2022, the Company had an accumulated deficit of $670,978 and cash, cash equivalents and investments of $248,001. For the three months ended March 31, 2022, the Company incurred a net loss of $56,624. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. The Company expects that its cash, cash equivalents and investments as of March 31, 2022 will be sufficient to fund its operating expenses, capital expenditure requirements, and debt service obligations for at least the next 12 months from issuance of the financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on March 1, 2022 (the “Annual Report”).

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The condensed consolidated balance sheet at December 31, 2021 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2022.

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

Restricted Cash

The Company held restricted cash of $8,185 and $8,000 as of March 31, 2022 and December 31, 2021, respectively, which represents cash held for the benefit of the landlord for the Company's leases. The Company has classified the restricted cash as long-term on its consolidated balance sheet as the underlying leases are greater than 1 year.

Cash, cash equivalents and restricted cash were comprised of the following:

	March 31	December 31,
	2022	2021
Cash and cash equivalents	$153,192	$180,002
Restricted cash, non-current	8,185	8,000
Total cash, cash equivalents and restricted cash	$161,377	$188,002

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (‘‘ASU 2016-13’’), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (‘‘ASU 2019-05’’). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For public entities that are Securities and Exchange Commission filers, excluding entities eligible to be smaller reporting companies, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted the new standard as of January 1, 2022. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of March 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$86,994	$—	$—	$86,994
Commercial paper	—	750	—	750
Government securities	—	3,000	—	3,000
Investments:
Corporate bonds	—	21,598	—	21,598
Government securities	—	73,211	—	73,211
	$86,994	$98,559	$—	$185,553

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$70,322	$—	$—	$70,322
Commercial paper	—	3,999	—	3,999
Investments:
Commercial paper	$—	$6,250	$—	$6,250
Corporate bonds	—	40,095	—	40,095
Government securities	—	64,854	—	64,854
	$70,322	$115,198	$—	$185,520

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Commercial paper, corporate bonds, and government securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. There were no transfers between Level 1 or Level 2 during the three months ended March 31, 2022.

As of March 31, 2022 and December 31, 2021, the Company held a restricted investment of $1,401 in both periods, which represent a certificate of deposit that is classified as Level 2 in the fair value hierarchy.

4. Investments

Investments by security type consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate bonds	21,655	2	(59)	21,598
Government securities	73,368	$—	(157)	73,211
	$95,023	$2	$(216)	$94,809

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$6,250	$—	$—	$6,250
Corporate bonds	40,123	—	(28)	40,095
Government securities	64,885	—	(31)	64,854
	$111,258	$—	$(59)	$111,199

Investments with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the table above. Investments with maturities of less than 12 months are considered current and those investments with maturities greater than 12 months are considered non-current assets.

Excluded from the tables above are restricted investments of $1,401 and $1,401 as the cost approximates current fair value as of March 31, 2022 and December 31, 2021, respectively.

The amortized cost and fair value of investments in commercial paper, corporate bonds and government securities by contractual maturity, as of March 31, 2022 and December 31, 2021 were as follows (in thousands):

	Available-for-Sale as of March 31, 2022		Available-for-Sale as of December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Due in 1-year or less	$95,023	$94,809	$110,762	$110,704
Due after 1-year through 5-years	—	—	496	495
	$95,023	$94,809	$111,258	$111,199

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Laboratory equipment	$20,623	$19,137
Computer equipment	3,383	3,255
Furniture and office equipment	1,376	1,219
Leasehold improvements	32,975	32,925
Construction in progress	2,547	1,670
	60,904	58,206
Less: Accumulated depreciation and amortization	(41,838)	(40,268)
	$19,066	$17,938

Depreciation and amortization expense was $1,570, and $1,476 for the three months ended March 31, 2022 and 2021, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Development and manufacturing costs	$11,732	$11,147
Payroll and payroll-related costs	5,290	9,216
Liability related to 2021 License Agreement (Note 11)	29,809	21,098
Facility and other	1,447	3,633
	$48,278	$45,094

7. Leases

The Company leases real estate, primarily laboratory, office and manufacturing space. The Company’s leases have remaining terms ranging from 1 year to 10 years. Certain leases include one or more options to renew, exercisable at the Company’s sole discretion, with renewal terms that can extend the lease from one year to five years. The Company evaluated the renewal options in its leases to determine if it was reasonably certain that the renewal option would be exercised, and therefore should be included in the calculation of the operating lease assets and operating lease liabilities. Given the Company’s current business structure, uncertainty of future growth, and the associated impact to real estate, the Company concluded that it is not reasonably certain that any renewal options would be exercised. Therefore, the operating lease assets and operating lease liabilities only contemplate the initial lease terms. All the Company’s leases qualify as operating leases.

In July 2021, the Company entered into a lease agreement for a donor collection facility in Tempe, Arizona with a lease term of 10 years, commencing in March 2022, subject to certain renewal options, which are not deemed reasonably certain. Minimum lease payments total $4,052, net of tenant improvement allowance of $770, through the lease term. At lease commencement, the Company recorded a right-of-use asset of $5,900, which consists of the lease liability of $2,327 and $3,573 of leasehold improvements that revert back to the lessor at the termination of the lease.

In August 2021, the Company entered into a lease for additional laboratory space in Waltham, Massachusetts with a lease term of 10 years, commencing in March 2022, subject to certain renewal options, which are not deemed reasonably certain. Minimum lease payments total $2,449, net of tenant improvement allowance of $767, through the lease term. At lease commencement, the Company recorded a right-of-use asset of $2,662, which consists of the lease liability of $1,273 and $1,389 of leasehold improvements that revert back to the lessor at the termination of the lease.

The following table summarizes the presentation in the Company’s consolidated balance sheets of its operating leases:

	March 31, 2022	December 31, 2021
Assets:
Operating lease assets	$26,246	$18,208

Liabilities:
Operating lease liabilities	$6,849	$6,610
Operating lease liabilities, net of current portion	20,346	17,958
Total operating lease liabilities	$27,195	$24,568

The following table summarizes the effect of lease costs in the Company’s consolidated statement of operations and comprehensive (loss) income:

	Three Months Ended March 31,
	2022	2021
Operating lease costs	$1,672	$1,040
Short-term lease costs	355	366
Variable lease costs	1,032	703
Sublease income	-	461
Total lease costs	$3,059	$2,570

During the three months ended March 31, 2022 and 2021 the Company made cash payments for operating leases of $2,113 and $1,618, respectively.

As of March 31, 2022, future payments of operating lease liabilities are as follows (in thousands):

As of March 31, 2022
2022 (remaining 9 months)	5,637
2023	8,446
2024	3,387
2025	3,277
2026 and thereafter	16,199
Total future minimum lease payments	$36,946
Less: interest	(9,751)
Present value of operating lease liabilities	$27,195

As of March 31, 2022, the weighted average remaining lease term was 4.98 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 10%. As of March 31, 2021, the weighted average remaining lease term was 2.64 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 11%.

8. Note Payable

On October 29, 2019 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) pursuant to which a term loan in an aggregate principal amount of up to $50,000 (the “Original Credit Facility”) was available to the Company in three tranches, subject to certain terms and conditions. The first tranche of $25,000 was advanced to the Company on the Closing Date. The Company did not meet the milestone requirements for the second tranche under the Original Credit Facility, and as such, the additional amount up to $12,500 was not available for the Company to borrow. The Company elected not to borrow the third tranche of $12,500, which was available upon Hercules’ approval until June 30, 2021.

Effective as of February 24, 2022 (the “Effective Date”), the Company entered into a Second Amendment to the Loan and Security Agreement (the “Second Amendment”), with the lenders party thereto (the “Lenders”), and Hercules in its capacity as the administrative agent and the collateral agent for the Lenders, which amended the Original Credit Facility. Pursuant to the Second Amendment, term loans in an aggregate principal amount of up to $100,000 (the “New Credit Facility”) became available to the Company in five tranches, subject to certain terms and conditions.

The first tranche in an aggregate principal amount of $25,000 is outstanding as of the Effective Date, after taking into account reborrowing by the Company on the Effective Date of a previously-repaid principal amount of approximately $2,900. The second tranche in an aggregate principal amount of $12,500 and the third tranche in an aggregate principal amount of $12,500 have been advanced to the Company and were outstanding as of the Effective Date. The fourth tranche in an aggregate principal amount of $25,000 is available upon satisfaction of certain conditions, including the approval by the FDA of a biologics license application in respect of SER-109 (the "Regulatory Approval Milestone") by no later than December 15, 2023. The fifth tranche in an aggregate principal amount of up to $25,000 is available through the Amortization Date (as defined below) upon satisfaction of certain conditions, including the Lenders’ investment committee approval.

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

The Company will pay an end of term charge of 4.85% of the aggregate amount of the advances made under the Original Credit Facility on the earliest date of (i) November 1, 2023; (ii) the date that the Company prepays all of the outstanding principal in full, or (iii) the date the loan payments are accelerated due to an event of default. The Company will pay an additional end of term charge of 1.75% of the aggregate amount of the advances under the New Credit Facility (including the first tranche of $25,000) on the earliest date of (i) the Maturity Date; (ii) the date that the Company prepays all of the outstanding principal in full, or (iii) the date the loan payments are accelerated due to an event of default.

Other terms of the New Credit Facility remain generally identical to those under the Original Credit Facility, with certain covenants amended by the Second Amendment to provide the Company with additional operational flexibility, including the ability for the Company to issue up to $350.0 million in convertible notes. The New Credit Facility includes a conditional liquidity covenant commencing on June 15, 2023, which ceases to apply if certain conditions are satisfied.

The New Credit Facility is secured by substantially all of the Company’s assets, other than the Company’s intellectual property. The Company has agreed to not pledge or secure its intellectual property to others.

The Company accounted for the New Credit Facility as a modification in accordance with the guidance in ASC 470-50, Debt. Amounts paid to the lenders were recorded as debt discount and a new effective interest rate was established. Upon issuance, the New Credit Facility was recorded as a liability with an initial carrying value of $50,586, net of debt issuance costs. The initial carrying value will be accreted to the repayment amount, which includes the outstanding principal plus the end of term charge, through interest expense using the effective interest rate method over the term of the debt. The effective interest rate in effect as of March 31, 2022 is 11.19%. As of March 31, 2022, the carrying value of the debt is $50,437, which is classified as a long-term liability on the condensed consolidated balance sheet. As of December 31, 2021, the carrying value of the debt was $24,643, which was classified as a long-term liability on the condensed consolidated balance sheet.

As of March 31, 2022 the future principal payments due under the arrangement, excluding interest and the end of term charge, are as follows (in thousands):

Year Ending December 31,	Principal
2022 (remaining 9 months)	-
2023	-
2024	50,000
Total	$50,000

During the three months ended March 31, 2022 and 2021, the Company recognized $912, and $721, respectively, of interest expense related to the Loan Agreement, which is reflected in interest expense on the condensed consolidated statement of operations and comprehensive (loss) income.

9. Common Stock and Stock-Based Awards

On May 21, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $150,000, from time to time, through an “at the market” equity offering program under which Cowen acts as sales agent. As of March 31, 2022, the Company had not sold any shares of common stock under the Sales Agreement.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2021	11,517,189	$11.10	7.42	$28,006,768
Granted	3,638,997	7.41
Exercised	(92,478)	2.78
Forfeited	(243,395)	10.19
Outstanding as of March 31, 2022	14,820,313	$10.26	7.78	$19,851,760
Options exercisable as of March 31, 2022	6,183,983	$9.53	6.01	$12,878,550

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2022 and 2021 was $5.90 and $19.33 per share, respectively.

During the year ended December 31, 2021, the Company granted performance-based stock options to employees for the purchase of an aggregate of 562 thousand shares of common stock with a grant date fair value of $5.53 per share. These stock options are exercisable only upon achievement of specified performance targets. As of March 31, 2022, none of these options were exercisable because none of the specified performance targets had been achieved. Because achievement of the specified performance targets was not deemed probable as of March 31, 2022, the Company did not record any expense for these stock options from the dates of issuance through March 31, 2022.

Restricted Stock Units

The Company has granted restricted stock units ("RSUs") with time-based vesting conditions. The table below summarizes the Company’s restricted stock unit activity since December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2021	734,755	$17.68
Granted	989,544	$7.43
Vested	(69,195)	$24.32
Forfeited	(72,463)	$13.11
Unvested restricted stock units as of March 31, 2022	1,582,641	$11.19

The Company has granted RSUs with service-based vesting conditions. RSUs represent the right to receive shares of common stock upon meeting specified vesting requirements. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the service-based vesting conditions of each award. During the three months ended March 31, 2022, the Company granted 989,544 RSUs. RSU’s generally vest over four years, with 25% vesting after one year, and the remaining 75% vesting quarterly over the next 3 years, subject to continued service to the Company through the applicable vesting date.

During the year ended December 31, 2021, the Company granted performance-based restricted stock awards to two employees for the purchase of an aggregate of 85 thousand shares of common stock with a grant date fair value of $9.59 per share and 40 thousand shares with a grant date fair value of $20.35 per share. These restricted stock awards vest only upon achievement of specified performance targets. As of March 31, 2022, none of these awards were vested because none of the specified performance targets had been achieved. Because achievement of the specified performance targets was not deemed probable as of March 31, 2022, the Company did not record any expense for these awards from the dates of issuance through March 31, 2022.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive (loss) income (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development expenses	$2,483	$2,137
General and administrative expenses	2,596	1,487
	$5,079	$3,624

10. Net Income (Loss) per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss)	$(56,624)	$(35,465)
Income (loss) attributable to common stockholders - basic and diluted	$(56,624)	$(35,465)

Denominator:
Weighted-average shares outstanding	92,164,419	91,527,800
Net income (loss) per share applicable to common stockholders - basic and diluted	$(0.61)	$(0.39)

Anti-dilutive potential common stock equivalents excluded from the calculation of net income (loss) per share:
Stock options to purchase common stock	14,820,313	11,596,379
Unvested restricted stock units	1,582,641	287,853
Shares issuable under ESPP	32,355	6,357

The anti-dilutive potential common stock equivalents for the three months ended March 31, 2022 and 2021 were excluded from the computation of diluted net income per share attributable to common stockholders because those stock options to purchase common stock and restricted stock units had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods.

11. Collaboration Revenue

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

The Topic 606 transaction price of $139,500 has been allocated to the co-exclusive license for SER-109 and the services performed in accordance with the development and regulatory activity plan to obtain regulatory approval of SER-109 in the United States based on the Company’s SSP. The Company recognizes revenue for the license performance obligation at a point in time, that is upon transfer of the license to Nestlé. As control of the license was transferred in July 2021, the Company recognized $131,343 of collaboration revenue - related party during the year ended December 31, 2021 pertaining to the license performance obligation. The remaining amount of the Topic 606 transaction price was allocated to the services performance obligation and is being recognized over time as the services are performed. During the three months ended March 31, 2022, the Company recognized $768 of collaboration revenue - related party related to the services performance obligation under the 2021 License Agreement.

The amount allocated to the Topic 808 unit of accounting relates to the pre-launch activities performed prior to the first commercial sale of SER-109 and was determined to be $35,500 based on standalone selling price.

The Company recorded the $35,500 in total liabilities on its condensed consolidated balance sheet at the inception of the arrangement. On a quarterly basis, the Company and Nestlé provide financial information about the pre-launch activities performed by both parties. The Company reduces the $35,500 liability as the pre-launch activities are performed and it makes payments to Nestlé for the pre-launch costs Nestlé incurs. As of March 31, 2022, there is $29,809 included in accrued expenses and other current liabilities and $2,981 included in other long-term liabilities.

The cost associated with pre-launch activities performed by the Company will be recorded within total operating expenses in the Company’s condensed consolidated statements of operations and comprehensive (loss) income. In the three months ended March 31, 2022, the Company recognized $1,635 in research and development expenses and $2,438 in general and administrative expenses associated with pre-launch activities performed.

As the Company and Nestlé are both active participants in the pre-launch activities, the sharing of 50% of the pre-launch costs will be recognized in collaboration (profit) loss sharing - related party in the Company’s condensed consolidated statements of operations and comprehensive (loss) income. The Company recorded $976 of income in the collaboration (profit) loss sharing line for the three months ended March 31, 2022.

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

At contract inception, the Company determined that the $120,000 non-refundable upfront amount constituted the entirety of the consideration to be included in the transaction price as the development, regulatory, and commercial milestones were fully constrained. During the year ended December 31, 2016, the Company received $10,000 from Nestlé in connection with the initiation of the Phase 1b study for SER-262 in CDI. During the year ended December 31, 2017, the Company received $20,000 from Nestlé in connection with the initiation of the Phase 3 study for SER-109. During the year ended December 31, 2018, the Company received $40,000 from Nestlé in connection with the initiation of the Phase 2b study for SER-287. During the year ended December 31, 2020, the Company received $10,000 from Nestlé in connection with the initiation of the Phase 1b SER-301 study. As of March 31, 2022, the aggregate amount of the transaction price allocated to the performance obligation of the 2016 License Agreement was approximately $200,000.

During the three months ended March 31, 2022, and 2021, using the cost-to-cost method, which best depicts the transfer of control to the customer, the Company recognized $725 and $4,648 of collaboration revenue – related party, respectively.

As of March 31, 2022 and December 31, 2021, there was $102,324 and $103,817, respectively, of deferred revenue related to the unsatisfied portion of the performance obligation under the Nestlé agreements. As of March 31, 2022, the deferred revenue is classified as current or non-current in the condensed consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next 12 months, which is determined by the cost-to-cost method which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation. All costs associated with the 2016 License Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive (loss) income.

Contract Balances from Contracts with Customers

The following table presents changes in the Company’s contract liabilities during the three months ended March 31, 2022 and 2021 (in thousands):

	Balance as of December 31, 2021	Additions	Deductions	Balance as of March 31, 2022
Three Months Ended March 31, 2022
Contract liabilities:
Deferred revenue - related party	$103,817	—	(1,493)	$102,324

	Balance as of December 31, 2020	Additions	Deductions	Balance as of March 31, 2021
Three Months Ended March 31, 2021
Contract liabilities:
Deferred revenue - related party	$108,174	—	(4,648)	$103,526

During the three months ended March 31, 2022 and 2021 the Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$1,493	$4,648

When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Revenue is recognized from the contract liability over time using the cost-to-cost method.

12. Commitments and Contingencies

Leases

Refer to Note 7 “Leases” for discussion of the commitments associated with the Company’s lease portfolio.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2022 or December 31, 2021.

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

The Company did not accrue any liabilities related to legal contingencies in its condensed consolidated financial statements as of March 31, 2022 or December 31, 2021.

13. Income Taxes

The Company did not provide for any income taxes in its condensed consolidated statement of operations and comprehensive (loss) income for the three months ended March 31, 2022 or 2021.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of March 31, 2022 and December 31, 2021. Management reevaluates the positive and negative evidence at each reporting period.

As of March 31, 2022 and December 31, 2021, the Company had no accrued interest or tax penalties recorded. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company is currently under examination by the Internal Revenue Service ("IRS") for the period ended December 31, 2018 related to its R&D tax credits. The Company's tax years are still open under statute from 2011 to present. All years may be examined to the extent the tax credit or net operating loss carryforwards are used in future periods.

14. Related Party Transactions

As described in Note 11, in July 2021, the Company entered into the 2021 License Agreement with NHSc Pharma Partners (together with Société des Produits Nestlé S.A., “Nestlé”). NHSc Pharma Partners is an affiliate of two of the Company's significant stockholders, Société des Produits Nestlé S.A. and Nestlé Health Science U.S. Holdings, Inc. During the three months ended March 31, 2022, the Company recognized $768 of related party revenue associated with the 2021 License Agreement. As of March 31, 2022 and December 31, 2021, there was $5,321 and $6,089 of deferred revenue related to the 2021 License Agreement, which is classified as current in the condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021 there was $32,790 and $31,683 included in accrued expenses and other liabilities related to the 2021 License Agreement. The Company has made no payments to Nestlé during the three months ended March 31, 2022. There is no amount due from Nestlé as of March 31, 2022.

As described in Note 11, in January 2016, the Company entered into the 2016 License Agreement with Société des Produits Nestlé S.A. (successor in interest to Nestec, Ltd.) for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. Société des Produits Nestlé S.A. and its affiliate Nestlé Health Science U.S. Holdings, Inc. are two of the Company's significant stockholders. During the three months ended March 31, 2022 and 2021, the Company recognized $725 and $4,648 of related party revenue associated with the 2016 License Agreement, respectively. As of March 31, 2022 and December 31, 2021 there was $97,003 and $97,728 of deferred revenue related to the 2016 License Agreement, which is classified as current or non-current in the condensed consolidated balance sheets. The Company has made no payments to Nestlé during the three months ended March 31, 2022. There is no amount due from Nestlé as of March 31, 2022.

In July 2019, the Company entered into a sublease agreement with Flagship Pioneering, one of the Company’s significant stockholders, to sublease a portion of its office and laboratory space in Cambridge, Massachusetts. The term of the sublease agreement commenced in July 2019 and ended in November 2021. Under this agreement, the Company recorded other income of $0 and $461 during the three months ended March 31, 2022 and 2021 respectively. The Company received cash payments of $0 and $461 during the three months ended March 31, 2022 and 2021 respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, such as statements regarding our plans, objectives, expectations, intentions and projections, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

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

Our highest priority is preparing a biologics license application, or BLA, for submission to the U.S. Food and Drug Administration, or FDA, and preparing for potential commercialization of SER-109, an investigational oral microbiome therapeutic in development for recurrent Clostridioides difficile infection, or CDI. The FDA recently endorsed our plans regarding a rolling BLA submission for SER-109. We intend to begin the BLA rolling submission in the coming weeks, and to complete the BLA submission, including data from the open-label study, in mid-2022. SER-109 has obtained Breakthrough Therapy designation, and as a result, we expect priority review by the FDA. We anticipate a potential SER-109 product launch in the first half of 2023.

We are also designing microbiome therapeutics to decolonize pathogens and modulate host function to reduce and prevent infections. We believe that the scientific and clinical data from our SER-109 program validate this novel approach, which we refer to as Infection Protection. We believe the Infection Protection approach may be replicable across different bacterial pathogens to develop microbiome therapeutics with the potential to protect a range of medically compromised patients from infections. We are evaluating SER-155 in a Phase 1b study in patients receiving allogeneic hematopoietic stem cell transplantation, or allo-HSCT, to reduce incidence of gastrointestinal infections, bloodstream infections and graft-versus-host disease, or GvHD. We are also evaluating additional preclinical stage programs to reduce incidence of infections in indications such as cancer neutropenia, solid organ transplant, and reduce antimicrobial resistant infections more broadly.

We continue our research activities in ulcerative colitis, or UC, including evaluating the potential to utilize biomarker-based patient selection and stratification for future studies. We have completed preliminary analysis of data from the first cohort of the SER-301 Phase 1b study, which included 15 subjects. Evaluation of the first cohort data by an independent Data Safety Monitoring Board indicated that it would be safe to proceed to the placebo-controlled second cohort. While efficacy was not a defined endpoint in the first cohort, evaluation of clinical outcome data collected as part of the study indicated that no subjects in the first cohort achieved clinical remission as defined by the FDA using the Three-Component Modified Mayo Score after 10 weeks of treatment, though there were improvements in one or more individual components (endoscopic, stool frequency and rectal bleeding subscores) in some patients. Strains in SER-301 were observed to engraft in subjects across the trial period, and based on the assessment of metabolomic data, SER-301 demonstrated pharmacological properties consistent with its design and led to baseline-dependent modulation of the metabolic landscape in the gastrointestinal tract of patients treated. In April 2022, we announced our decision not to proceed with the planned SER-301 Phase 1b second study cohort. We continue to conduct analyses of data from our UC clinical stage programs to inform next steps for further development.

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

Many of our product candidates are still in preclinical development or early-stage discovery. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss was $56.6 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $671.0 million and cash, cash equivalents and investments totaling $248.0 million. We expect that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses, capital expenditure requirements and debt service obligations for at least the next 12-months from issuance of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

While we plan to focus our investment on our highest priority clinical programs in the near-term, our expenses may increase substantially in connection with our ongoing and planned activities, particularly as we:

•
complete the clinical development, seek regulatory approval, and prepare for commercialization of SER-109 for patients with recurrent CDI;
•
continue the clinical development of SER-155 to reduce incidences of gastrointestinal infections, bloodstream infections and GvHD in patients receiving allo-HSCT;
•
continue translational research activities, informed by the SER-287 Phase 2b and SER-301 Phase 1b study data, to evaluate the potential to utilize biomarker-based patient selection and stratification in future clinical development efforts;
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

We believe the SER-109 safety results across completed studies have been favorable, with an adverse event profile comparable to placebo. In September 2021, we achieved target enrollment of 300 subjects with the ECOSPOR IV open-label study. The target enrollment of a minimum of 300 subjects for the SER-109 safety database was reached in conjunction with a prior completed Phase 3 study, ECOSPOR III. Seres is required by the FDA to demonstrate safety of SER-109 in at least 300 subjects who have received the dose to be commercialized, consistent with standard FDA guidance, with a 24-week follow-up period, to support a BLA submission. The ECOSPOR IV open-label study includes patients with recurrent CDI, including individuals with a first recurrence of CDI. The FDA recently endorsed our plans regarding a rolling BLA submission for SER-109. We intend to begin the BLA rolling submission in the coming weeks, and to complete the BLA submission, including data from the open-label study, in mid-2022. SER-109 has obtained Breakthrough Therapy designation, and as a result, we expect priority review by the FDA. We anticipate a potential SER-109 product launch in the first half of 2023.

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

The SER-301 Phase 1b study was designed to include approximately 65 subjects with mild-to-moderate UC distributed across two cohorts. We have completed preliminary analysis of data from the first cohort of the SER-301 Phase 1b study, which included 15 subjects. Evaluation of the first cohort data by an independent Data Safety Monitoring Board indicated that it would be safe to proceed to the placebo-controlled second cohort. While efficacy was not a defined endpoint in the first cohort, evaluation of clinical outcome data collected as part of the study indicated that no subjects in the first cohort achieved clinical remission as defined by the FDA using the Three-Component Modified Mayo Score after 10 weeks of treatment, though there were improvements in one or more individual components (endoscopic, stool frequency and rectal bleeding subscores) in some patients. Strains in SER-301 were observed to engraft in subjects across the trial period with the number of engrafting strains exceeding expectations at multiple sampling time points. A dual formulation was evaluated in the first cohort and the extent of engraftment across subjects was correlated with whether bacteria were formulated as bacterial spores versus vegetative strains; the former demonstrating stronger engraftment across all patients.

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

In April 2022, we announced our decision not to proceed with the planned SER-301 Phase 1b second study cohort. We continue to conduct analyses of data from our UC clinical stage programs to inform next steps for further development.

Intellectual Property

Patent Portfolio

We have an extensive patent portfolio directed to rationally designed ecologies of spores and microbes. The portfolio includes both company-owned patents and applications, and those that we have rights to as licensee. For example, our portfolio includes an option to license foundational intellectual property related to the use of bacteria in combination with checkpoint inhibitors from MD Anderson. The patents and applications included in our portfolio cover both composition of matter and methods (e.g., method of treating). Our intellectual property rights related to SER-109 (C. difficile) and SER-287 (ulcerative colitis) extend through 2034. We plan on continuing to broaden our patent portfolio. Currently, we have 24 active patent application families, which includes 21 nationalized applications and three pending at the PCT stage. To date, we have obtained 18 issued U.S. patents and two U.S. patent applications have been allowed.

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

Our primary focus of research and development since inception has been on our microbiome therapeutics platform and the subsequent development of our product candidates. Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to investigators, consultants, CROs in connection with our preclinical studies and clinical trials, lab supplies and consumables, and regulatory fees. We do not allocate employee-related costs and other indirect costs to specific research and development programs because these costs are deployed across multiple product programs under development.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the foreseeable future as we complete clinical development, scale up manufacturing operations, seek regulatory approval, and prepare for commercialization of SER-109, continue conducting analyses of data from our UC clinical stage programs to inform next steps for further development, continue to discover and develop additional product candidates, including SER-155 and pursue later stages of clinical development of our product candidates.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, corporate, commercial, and business development and administrative functions. General and administrative expenses also include professional service fees for marketing and market access activities in preparation for the commercial launch of SER-109; legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

We expect that our general and administrative expenses will increase in the future as we increase our headcount to support the potential growth in our research and development activities and the potential commercialization of our product candidates, and as we conduct pre-launch activities to prepare for commercialization of SER-109. We also may continue to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing rules and the requirements of the Securities and Exchange Commission, director and officer insurance costs and investor and public relations costs.

Collaboration (Profit) Loss Sharing - related party

Collaboration (profit) loss sharing – related party includes 50% sharing of the profit or loss related to the pre-launch activities and commercialization activities associated with the license agreement that we entered into with NHSc Pharma Partners (Nestle) in July 2021 as discussed in Note 11 to our condensed consolidated financial statements.

Other Income (Expense), Net

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and investments.

Interest Expense

Interest expense consists of interest incurred under our loan and security agreement with Hercules.

Other (Expense) Income

Other (expense) income primarily consists of amortization of premiums on investments and sublease income.

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in the three months ended March 31, 2022 or 2021.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022, or the Annual Report, are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the three months ended March 31, 2022.

Results of Operations

Comparison of Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$1,493	$4,648	$(3,155)
Grant revenue	—	1,070	(1,070)
Total revenue	1,493	5,718	(4,225)
Operating expenses:
Research and development	39,649	29,303	10,346
General and administrative	18,571	11,741	6,830
Collaboration (profit) loss sharing - related party	(976)	—	(976)
Total operating expenses	57,244	41,044	16,200
Loss from operations	(55,751)	(35,326)	(20,425)
Other (expense) income:
Interest income	384	966	(582)
Interest expense	(912)	(696)	(216)
Other expense	(345)	(409)	64
Total other (expense) income, net	(873)	(139)	(734)
Net loss	$(56,624)	$(35,465)	$(21,159)

Revenue

Total revenue was $1.5 million and $5.7 million for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, we increased our estimate of the future costs that would be incurred from on-going research and development services to complete our performance obligation under the License Agreement that is recognized over time using an input method. The increase in our estimate of the future costs was based on an update to reflect current and expected future conditions in the labor markets, particularly as it relates to inflation. This update resulted in lower collaboration revenue – related party for the three months ended March 31, 2022, as compared to the same quarter in the prior year. Revenue for the three months ended March 31, 2021 also included $1.1 million of grant revenue related to our CARB-X grant for SER-155. We graduated from the CARB-X program in May 2021 and will receive no additional funding.

Research and Development Expenses

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Microbiome therapeutics platforms	$7,958	$7,632	$326
SER-109	11,750	7,726	4,024
SER-287	-	2,937	(2,937)
Early stage programs	1,763	837	926
Total direct research and development expenses	21,471	19,132	2,339
Personnel-related (including stock-based compensation)	18,178	10,171	8,007
Total research and development expenses	$39,649	$29,303	$10,346

Research and development expenses were $39.6 million for the three months ended March 31, 2022 and $29.3 million for the three months ended March 31, 2021. The increase of $10.3 million was due primarily to the following:

•
an increase in personnel-related costs of $8.0 million primarily due to an increase of $7.5 million in salaries, payroll taxes and employee benefit expenses and an increase of $0.5 million in stock-based compensation expense as a result of increased headcount;
•
an increase of $4.0 million in expenses related to our SER-109 program due primarily to increases in facilities costs, lab supplies, and consumables of $3.1 million and clinical trial consulting expense of $1.1 million;
•
a decrease of $2.9 million in expenses for our SER-287 program due primarily to a decrease in clinical trial consulting expenses of $3.1 million as we continue to re-evaluate the clinical development of SER-287 in light of clinical study results;

•
an increase of $0.9 million in expenses for our early stage programs due primarily to increases in clinical trial consulting expense of $0.3 million, sequencing work costs of $0.3 million, and external consultant costs of $0.3 million; and
•
an increase of $0.3 million in research expenses related to our microbiome therapeutics platforms, due primarily to an increase in facilities costs, lab supplies, and consumables of $1.5 million, partially offset by a decrease in external consulting expenses of $1.0 million.

General and Administrative Expenses

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Personnel related (including stock-based compensation)	$7,326	$4,220	$3,106
Professional fees	8,265	5,535	2,730
Facility-related and other	2,980	1,986	994
Total general and administrative expenses	$18,571	$11,741	$6,830

General and administrative expenses were $18.6 million for the three months ended March 31, 2022 compared to $11.7 million for the three months ended March 31, 2021. The increase of $6.8 million was due primarily to the following:

•
an increase in personnel related costs of $3.1 million due primarily to increases in salaries and related payroll taxes of $1.9 million, employee stock-based compensation expense of $1.0 million and employee bonus expense of $0.2 million;
•
an increase in professional fees of $2.7 million primarily due to increases in professional services and consulting fees, including an increase of $0.3 million in pre-launch commercial expenses;
•
an increase in facility-related and other costs of $1.0 million due primarily to increases in lab and office supplies of $0.8 million and IT-related expenses of $0.2 million.

Collaboration (Profit) Loss Sharing - related party

Collaboration (profit) loss sharing – related party was $1.0 million of income to us for the three months ended March 31, 2022. There was no collaboration (profit) loss sharing – related party for the three months ended March 31, 2021. For the three months ended March 31, 2022 we incurred $4.1 million of pre-launch expenses which we recorded within research and development expense or general and administrative expense based on the nature of the underlying expense. Our collaborative partner incurred $2.1 million of pre-launch expenses for the three months ended March 31, 2022. Therefore, the $1.0 million of income recorded represents the sharing of 50% of the pre-launch expenses and represents income to us because we performed more of the pre-launch activities than our collaborative partner.

Other (Expense) Income, Net

Other (expense) income, net for the three months ended March 31, 2022 and 2021 was $0.9 million of expense and $0.1 million of expense, respectively. The increase in other (expense) income, net was primarily due to an increase in interest expense of $0.2 million and a decrease in interest income of $0.6 million.

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

In May 2021, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $150,000, from time to time, through an “at the market” equity offering program under which Cowen acts as sales agent. As of March 31, 2022, we have not sold any shares of common stock under the Sales Agreement.

As of March 31, 2022, we had cash, cash equivalents and investments totaling $248.0 million and an accumulated deficit of $671.0 million. Based on our current plans and forecasted expenses, we believe that our cash, cash equivalents and investments as of March 31, 2022 will enable us to fund our operating expenses, capital expenditure requirements, and debt service obligations for at least the next 12 months from the issuance of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

Nestlé has the sole right to commercialize the 2021 Collaboration Products in the 2021 Licensed Territory in accordance with a commercialization plan, subject to our right to elect to provide up to a specified percentage of all promotional details for a certain target audience. Each party will use commercially reasonable efforts to commercialize the 2021 Collaboration Products in the 2021 Licensed Territory in accordance with the commercialization plan. Both parties will perform medical affairs activities for 2021 Collaboration Products in the 2021 Licensed Territory in accordance with a medical affairs plan. We will be solely responsible for the manufacturing and supply of 2021 Collaboration Products for commercialization under a supply agreement that will be entered into between the parties. We are responsible for commercialization and medical affairs activities costs incurred by the parties until first commercial sale of the first 2021 Collaboration Product in the 2021 Licensed Territory and in accordance with a pre-launch plan, up to a specified cap. Following first commercial sale of the first 2021 Collaboration Product, we will be entitled to a royalty in an amount equal to approximately 50% of the commercial profits.

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

Indebtedness

Loan and Security Agreement with Hercules

In October 2019, we entered into a loan and security agreement with Hercules, pursuant to which a term loan in an aggregate principal amount of up to $50.0 million, or the Original Credit Facility, was available to us in three tranches, subject to certain terms and conditions. We received the first tranche of $25.0 million upon signing the agreement on October 29, 2019. We did not meet the milestone requirements for the second tranche under the Original Credit Facility, and as such, the additional second tranche amount of up to $12.5 million was not available for us to borrow. We elected not to borrow the third tranche of $12.5 million, which was available upon Hercules’ approval until June 30, 2021. Commitments of Hercules to lend to us under the Original Credit Facility are subject to amendments made pursuant to the Second Amendment, as defined below. See “Amendment to Loan and Security Agreement with Hercules” below.

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

The first tranche in an aggregate principal amount of $25.0 million is outstanding as of the Effective Date, after taking into account reborrowing by us on the Effective Date of a previously-repaid principal amount of approximately $2.9 million. The second tranche in an aggregate principal amount of $12.5 million and the third tranche in an aggregate principal amount of $12.5 million have been advanced to us and are outstanding as of the Effective Date. The fourth tranche in an aggregate principal amount of $25.0 million is available upon satisfaction of certain conditions, including the approval by the FDA of a biologics license application in respect of SER-109 (the “Regulatory Approval Milestone”) by no later than December 15, 2023. The fifth tranche in an aggregate principal amount of up to $25.0 million is available through the Amortization Date (as defined below) upon satisfaction of certain conditions, including the Lenders’ investment committee approval.

All advances outstanding under the New Credit Facility bear interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 6.40%, and (ii) 9.65%. For all advances outstanding under the New Credit Facility, we will make interest only payments through December 31, 2023, extendable to December 31, 2024 upon satisfaction of certain conditions (such applicable date, the “Amortization Date”). The principal balance and interest of the advances will be repaid in equal monthly installments after the Amortization Date and continuing through October 1, 2024, extendable to October 1, 2025, upon satisfaction of certain conditions (such applicable date, the “Maturity Date”).

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

The New Credit Facility is secured by substantially all of our assets, other than our intellectual property. We have agreed to not pledge or secure our intellectual property to others.

As of March 31, 2022 and December 31, 2021, the outstanding principal under the New Credit Facility was $50.0 million and $24.1 million, respectively. For a further description of the New Credit Facility, see Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash used in operating activities	$(66,445)	$(29,496)
Cash provided by (used in) investing activities	12,972	(20,738)
Cash provided by financing activities	26,848	764
Net decrease in cash, cash equivalents and restricted cash	$(26,625)	$(49,470)

Operating Activities

During the three months ended March 31, 2022, operating activities used $66.4 million of cash, primarily due to a net loss of $56.6 million and changes in our operating assets and liabilities of $17.0 million, partially offset by non-cash charges of $7.2 million. Non-cash charges consisted of stock-based compensation expense of $5.1 million, $1.1 million related to the amortization of right-of-use assets, $1.6 million of depreciation, and $0.3 million of net amortization of premiums related to our investments, partially offset by collaboration profit sharing of $1.0 million related to the license and collaboration agreement with Nestlé. Changes in our operating assets and liabilities during the three months ended March 31, 2022 consisted of a decrease in accrued expenses and other current and long-term liabilities of $3.7 million, a decrease in accounts payable of $6.5 million, a decrease in deferred revenue of $1.5 million, an increase in prepaid expenses and other current and long-term assets of $3.8 million and a decrease in operating lease liabilities of $1.5 million.

During the three months ended March 31, 2021, operating activities used $29.5 million of cash, primarily due to a net loss of $35.5 million and changes in our operating assets and liabilities of $0.8 million, partially offset by non-cash charges of $6.7 million. Non-cash charges consisted of stock-based compensation expense of $3.6 million, $0.7 million related to the amortization of right-of-use assets, $1.5 million of depreciation, and $0.9 million of net amortization of premiums related to our investments. Net cash used in our operating assets and liabilities during the three months ended March 31, 2021 consisted of an increase in prepaid expenses and other current and long-term assets of $1.4 million, and decreases in deferred revenue of $4.6 million, operating lease liabilities of $1.2 million and accrued expenses and other current liabilities of $1.2 million, partially offset by a decrease in accounts receivable of $6.8 million and an increase in accounts payable of $1.0 million. The increase in prepaid expenses and other current and long-term assets was due to timing of payments to vendors. The decrease in accounts receivable is due to our receipt of receivables due during the quarter. The decrease in deferred revenue was primarily due to the recognition of collaboration revenue. The decrease in accounts payable was due to the timing of payments. The decrease in operating lease liabilities was due to the cash payment of lease obligations.

Investing Activities

During the three months ended March 31, 2022, net cash provided by investing activities was $13.0 million, consisting of sales and maturities of investments of $44.1 million, partially offset by purchases of investments of $28.2 million and purchases of property and equipment of $3.0 million.

During the three months ended March 31, 2021, net cash used in investing activities was $20.7 million, consisting of purchases of investments of $46.9 million and purchases of property and equipment of $1.3 million, partially offset by maturities of investments of $27.5 million.

Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities was $26.8 million, consisting of $27.6 million of proceeds received from the New Credit Facility with Hercules, net of issuance costs, $0.3 million from the issuance of common stock associated with the exercise of stock options, and $0.9 million in connection with the issuance of common stock under our 2015 Employee Stock Purchase Plan, or ESPP, partially offset by principal payments under the Original Credit Facility of $1.9 million.

During the three months ended March 31, 2021, net cash provided by financing activities was $0.8 million, consisting of $0.4 million in connection with the issuance of common stock under our ESPP and $0.4 million from the issuance of common stock associated with the exercise of stock options.

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
•
continue the clinical development of SER-155 to reduce incidences of gastrointestinal infections, bloodstream infections and GvHD in patients receiving allo-HSCT;
•
continue translational research activities, informed by the SER-287 Phase 2b and SER-301 Phase 1b study data, to evaluate the potential to utilize biomarker-based patient selection and stratification in future clinical development efforts;
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

Because of the numerous risks and uncertainties associated with the development of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•
the impact of the COVID-19 pandemic;
•
the progress and results of our clinical studies and preclinical development;
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

As of March 31, 2022, our cash, cash equivalents and investments consisted of cash and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of March 31, 2022, we had outstanding borrowings under the New Credit Facility. We accrue interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 6.40%, and (ii) 9.65%. An immediate 10% change in the Prime Rate would not have a material impact on our debt‑related obligations, financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $65.6 million for the year ended December 31, 2021, and $56.6 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $671.0 million. To date, we have financed our operations through the public offerings of our common stock, private placements of our common stock and preferred stock, payments under our collaboration agreements, and loan facility. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We have not completed development of any of our product candidates, which we call microbiome therapeutic candidates, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses may increase substantially as we:

•
complete the clinical development, seek regulatory approval, and prepare for potential commercialization of SER-109 for patients with recurrent CDI;
•
continue the clinical development of SER-155 to reduce incidences of gastrointestinal infections, bloodstream infections and GvHD in patients receiving allo-HSCT;
•
continue translational research activities, informed by the SER-287 Phase 2b and SER-301 Phase 1b study data, to evaluate the potential to utilize biomarker-based patient selection and stratification in future clinical development efforts;
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

Our expenses may increase in connection with our ongoing activities, particularly as we continue the clinical development of SER-109 and prepare for its potential commercialization pending regulatory approval, continue the SER-155 Phase 1b study, continue research activities evaluating UC, and continue to research, develop and initiate clinical trials of our other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution, including under the 2021 License Agreement. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company, including as a result of no longer qualifying as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, or as a "smaller reporting company". Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

We expect that our cash, cash equivalents and investments as of March 31, 2022 will be sufficient to fund our operating expenses, debt service obligations and capital expenditure requirements for at least the next 12-months from the issuance of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. In addition, the specifics of existing and future clinical trial activities could impact capital requirements and cash projections. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•
the impact of the COVID-19 pandemic;
•
the progress and results of our clinical studies;
•
the cost of manufacturing clinical supplies for our product candidates;
•
the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our other product candidates;
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

We are using our microbiome therapeutics platform to develop microbiome therapeutic candidates. Other than SER-109, we are at an early stage of development and our platform has not yet, and may never, lead to approvable or marketable drugs. We are developing additional product candidates that we intend to be used to reduce infection and treat diseases where the microbiome is implicated. We may have problems applying our technologies to these areas, and our product candidates may not be effective in reducing infection and disease. Our product candidates may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.

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

In addition, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted with respect to clinical trials. For instance, the regulatory landscape related to clinical trials in the European Union, or EU, recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as clinical research organizations, or CROs, may impact our developments plans.

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
•
the availability of other treatments for the disease under investigation, including the use of unapproved fecal microbiota transplant, or FMT;
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

Risks Related to our Dependence on Third Parties and Manufacturing

The collaboration and license agreements with Société des Produits Nestlé S.A. and NHSc Pharma Partners (collectively, and together with their affiliates and subsidiaries, Nestlé) are important to our business. If we or Nestlé fail to adequately perform under these agreements, or if we or Nestlé terminate the agreements, the development and commercialization of our CDI and IBD product candidates, including SER-109, SER-287, and SER-301, could be delayed or terminated and our business would be adversely affected.

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

In addition, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. It is difficult to predict whether or how any executive orders will be implemented, or whether they will be rescinded and replaced under the future administrations. The policies and priorities of the new administrations are unknown and could materially impact the regulations governing our product candidates.

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

Our patent portfolio currently includes 24 active patent application families (which includes an option to license certain IP from MD Anderson and exclusive licenses to certain IP from Memorial Sloan Kettering Cancer Center). Of these, 21 applications have been nationalized and three are pending at the PCT stage. While we have obtained 18 issued U.S. patents and two currently allowed and soon to issue, we cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents or our current patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, we are pursuing claims to therapeutic, binary compositions of certain bacterial populations. Any claims that may issue may provide coverage for such binary compositions and/or their use. However, such claims would not prevent a third party from commercializing alternative compositions that do not include both of the bacterial populations claimed in pending applications, potential applications or patents that have or may issue. There can be no assurance that any such alternative composition will not be equally effective. Further, given that our SER-109 product candidate is a complex composition with some variation from lot-to-lot and that, likewise, third-party compositions may have similar complexity and variability, it is possible that a patent claim may provide coverage for some but not all lots of a product candidate or third-party product. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.

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

The COVID-19 pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended. In response to the spread of COVID-19 we have limited the number of staff in any given research and development laboratory. We are continuing to monitor the impact of the COVID-19 pandemic on our operations and ongoing clinical development activity. Our mitigation activities to minimize COVID-19-related operation disruptions are ongoing, however, given the severity and evolving nature of the situation, the timing of clinical readouts is uncertain. As a result of the COVID-19 pandemic, we or our collaborators may experience further disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

We currently have limited international operations, but our business strategy incorporates potentially expanding internationally if any of our product candidates receive regulatory approval. We have conducted clinical studies in Australia and New Zealand in the past, and may in the future conduct clinical studies in other countries as well. We currently plan to rely on collaborators, including Nestlé, to commercialize certain approved products outside of North America. Doing business internationally involves a number of risks, including but not limited to:

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

The New Credit Facility includes affirmative and negative covenants and events of default applicable to us. The affirmative covenants include, among others, covenants requiring us to maintain our legal existence and governmental approvals, deliver certain financial reports and maintain insurance coverage. The negative covenants include, among others, restrictions on our transferring collateral, making changes to the nature of our business, incurring additional indebtedness, engaging in mergers or acquisitions, paying dividends or making other distributions, making investments, engaging in transactions with affiliates. The New Credit Facility also includes a conditional liquidity covenant commencing on June 15, 2023, which ceases to apply if certain conditions including the Regulatory Approval Milestone are satisfied.

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

We are no longer a "smaller reporting company" and, as a result we are subject to certain enhanced disclosure requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15

3.2	Amended and Restated Bylaws	8-K	001-37465	3.2	12/7/20

10.1#	Employment Agreement, dated January 5, 2022, by and between the Registrant and Paula Cloghessy	10-K	001-37465	10.16	3/1/22

10.2	Second Amendment to Loan and Security Agreement, dated February 24, 2022, by and between the Registrant and Hercules Capital, Inc.	10-K	001-37465	10.19	3/1/22

10.3†	Amendment No. 1 to License Agreement, dated March 24, 2022, by and between the Registrant and NHSc Pharma Partners					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

SERES THERAPEUTICS, INC.

Date: May 4, 2022	By:	/s/ David Arkowitz
David Arkowitz
Executive Vice President, Chief Financial Officer and Head of Business Development (Principal Financial and Accounting Officer)