Form 10-Q
period 2022-06-30
Seres Therapeutics, Inc.
filed 2022-08-03
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, the registrant had 124,071,555 shares, shares of common stock, $0.001 par value per share, outstanding.

Seres Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or the Quarterly Report, contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, including the timing and potential FDA review and approval of SER-109, manufacturing activities and related timing, commercialization efforts, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$126,824	$180,002
Short term investments	68,971	110,704
Prepaid expenses and other current assets	13,785	12,922
Total current assets	209,580	303,628
Property and equipment, net	19,520	17,938
Operating lease assets	25,001	18,208
Restricted cash	8,185	8,000
Restricted investments	1,401	1,401
Long term investments	—	495
Other non-current assets	9,509	5,189
Total assets	$273,196	$354,859
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,992	$13,735
Accrued expenses and other current liabilities (1)	56,889	45,094
Operating lease liabilities	7,058	6,610
Deferred revenue - related party	11,098	16,819
Total current liabilities	89,037	82,258
Long term portion of note payable, net of discount	50,632	24,643
Operating lease liabilities, net of current portion	19,516	17,958
Deferred revenue, net of current portion - related party	90,010	86,998
Other long-term liabilities (2)	943	11,495
Total liabilities	250,138	223,352
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2022 and December 31, 2021; 92,306,944 and 91,889,418 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	92	92
Additional paid-in capital	758,935	745,829
Accumulated other comprehensive loss	(256)	(60)
Accumulated deficit	(735,713)	(614,354)
Total stockholders’ equity	23,058	131,507
Total liabilities and stockholders’ equity	$273,196	$354,859

[1] Includes related party amounts of $33,062 and $21,098 at June 30, 2022 and December 31, 2021, respectively (see Note 11)

[2] Includes related party amounts of $0 and $10,585 at June 30, 2022 and December 31, 2021, respectively (see Note 11)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Collaboration revenue - related party	$1,216	$5,263	$2,709	$9,911
Grant revenue	—	—	—	1,070
Total revenue	1,216	5,263	2,709	10,981
Operating expenses:
Research and development expenses	43,935	35,954	83,584	65,257
General and administrative expenses	20,335	17,451	38,906	29,192
Collaboration (profit) loss sharing - related party	271	—	(705)	—
Total operating expenses	64,541	53,405	121,785	94,449
Loss from operations	(63,325)	(48,142)	(119,076)	(83,468)
Other (expense) income:
Interest income	395	829	779	1,795
Interest expense	(1,501)	(732)	(2,413)	(1,428)
Other expense	(304)	(285)	(649)	(694)
Total other (expense) income, net	(1,410)	(188)	(2,283)	(327)
Net loss	$(64,735)	$(48,330)	$(121,359)	$(83,795)
Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(0.53)	$(1.32)	$(0.91)
Weighted average common shares outstanding, basic and diluted	92,255,416	91,659,829	92,224,382	91,593,845
Other comprehensive (loss) income:
Unrealized (loss) gain on investments, net of tax of $0	(41)	27	(196)	59
Total other comprehensive (loss) income	(41)	27	(196)	59
Comprehensive loss	$(64,776)	$(48,303)	$(121,555)	$(83,736)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands, except share data)

	Common Stock		Additional		Accumulated Other	Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive (Loss) Income	Stockholders’ Equity
Balance at December 31, 2020	91,459,239	$91	$723,482	$(548,776)	$(47)	$174,750
Issuance of common stock upon exercise of stock options	104,184	1	371	—	—	372
Issuance of common stock upon vesting of RSUs, net of tax withholdings	650	—	—	—	—	—
Issuance of common stock under ESPP	24,191	—	392	—	—	392
Stock-based compensation expense	—	—	3,624	—	—	3,624
Other comprehensive income	—	—	—	—	32	32
Net loss	—	—	—	(35,465)	—	(35,465)
Balance at March 31, 2021	91,588,264	$92	$727,869	$(584,241)	$(15)	$143,705
Issuance of common stock upon exercise of stock options	125,546	—	586	—	—	586
Stock-based compensation expense	—	—	5,078	—	—	5,078
Other comprehensive income	—	—	—	—	27	27
Net loss	—	—	—	(48,330)	—	(48,330)
Balance at June 30, 2021	91,713,810	$92	$733,533	$(632,571)	$12	$101,066

	Common Stock		Additional		Accumulated Other	Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity
Balance at December 31, 2021	91,889,418	$92	$745,829	$(614,354)	$(60)	$131,507
Issuance of common stock upon exercise of stock options	92,478	—	257	—	—	257
Issuance of common stock upon vesting of RSUs, net of tax withholdings	69,195	—	—	—	—	—
Issuance of common stock under ESPP	159,214	—	892	—	—	892
Stock-based compensation expense	—	—	5,079	—	—	5,079
Other comprehensive loss	—	—	—	—	(155)	(155)
Net loss	—	—	—	(56,624)	—	(56,624)
Balance at March 31, 2022	92,210,305	$92	$752,057	$(670,978)	$(215)	$80,956
Issuance of common stock upon exercise of stock options	39,208	—	130	—	—	130
Issuance of common stock upon vesting of RSUs, net of tax withholdings	57,431	—		—	—	—
Stock-based compensation expense			6,748			6,748
Other comprehensive loss	—	—	—	—	(41)	(41)
Net loss	—	—	—	(64,735)	—	(64,735)
Balance at June 30, 2022	92,306,944	$92	$758,935	$(735,713)	$(256)	$23,058

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(121,359)	$(83,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,827	8,702
Depreciation and amortization expense	3,255	2,902
Non-cash operating lease cost	2,305	1,465
Amortization of premiums on investments	547	1,581
Amortization of debt issuance costs	328	241
Collaboration (profit) loss sharing - related party	(705)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current and other non-current assets	(10,145)	(3,579)
Accounts receivable	—	8,136
Deferred revenue - related party	(2,709)	(9,911)
Accounts payable	709	1,684
Operating lease liabilities	(2,130)	(1,012)
Accrued expenses and other current and long-term liabilities (3)	1,735	4,395
Net cash used in operating activities	(116,342)	(69,191)
Cash flows from investing activities:
Purchases of property and equipment	(5,113)	(3,896)
Purchases of investments	(36,138)	(51,942)
Sales and maturities of investments	77,622	82,378
Purchase of restricted investments	—	(750)
Net cash provided by investing activities	36,371	25,790
Cash flows from financing activities:
Proceeds from exercise of stock options	387	957
Issuance of common stock under ESPP	892	392
Proceeds from issuance of debt, net of issuance costs	27,606	—
Repayment of notes payable	(1,907)	—
Net cash provided by financing activities	26,978	1,349
Net decrease in cash, cash equivalents, and restricted cash	(52,993)	(42,052)
Cash, cash equivalents and restricted cash at beginning of period	188,002	116,049
Cash, cash equivalents and restricted cash at end of period	$135,009	$73,997
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,836	$1,220
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$597	$606
Prepaid rent reclassified to right-of-use assets	$4,962	$—
Lease liability arising from obtaining right-of-use assets	$4,370	$4,839

[3]Includes related party amounts of $1,379 and $0 at June 30, 2022 and June 30, 2021, respectively (see Note 11)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business and Basis of Presentation

Seres Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in October 2010 under the name Newco LS21, Inc. In October 2011, the Company changed its name to Seres Health, Inc., and in May 2015, the Company changed its name to Seres Therapeutics, Inc. The Company is a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to treat disease by modulating the microbiome to restore health by repairing the function of a disrupted microbiome to a non-disease state. The Company’s lead product candidate, SER-109, is designed to reduce further recurrences of Clostridioides difficile infection (“CDI”), a debilitating infection of the colon, in patients who have received antibiotic therapy for recurrent CDI by restructuring the colonic microbiome and changing its function. If approved by the U.S. Food and Drug Administration (“FDA”), the Company believes SER-109 will be a first-in-field oral microbiome drug. Building upon SER-109, the Company is developing therapeutic candidates, such as SER-155, to specifically target infections and antimicrobial resistance. SER-155, a microbiome therapeutic candidate consisting of a consortium of cultivated bacteria, is designed to reduce incidences of gastrointestinal infections, bloodstream infections and graft versus host disease ("GvHD”) in patients receiving allogeneic hematopoietic stem cell transplantation (“allo-HSCT”). The Company is evaluating additional preclinical stage programs to reduce incidence of infection, which the Company refers to as Infection Protection, in indications such as cancer neutropenia, chronic liver disease, solid organ transplant, and antimicrobial resistant infections more broadly. The Company is also continuing its research activities in ulcerative colitis ("UC"), including evaluating the potential to utilize biomarker-based patient selection and stratification for future studies. In addition, the Company continues to leverage microbiome pharmacokinetic and pharmacodynamic data from across its clinical and preclinical portfolios, using its reverse translation microbiome therapeutics capabilities to conduct research on various indications, including inflammatory and immune diseases, cancer, and metabolic diseases. The Company has built and deploys a reverse translational platform for the discovery and development of microbiome therapeutics. This platform incorporates high-resolution analysis of human clinical data to identify microbiome biomarkers associated with disease and non-disease states; preclinical screening using human cell-based assays and in vitro/ex vivo and in vivo disease models customized for microbiome therapeutics; and microbiological capabilities and a strain library that spans broad biological and functional breadth to both identify specific microbes and microbial metabolites that are associated with disease and to design consortia of bacteria with specific pharmacological properties.

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

On June 29, 2022, the Company entered into securities purchase agreements with new and existing investors and certain directors and officers in a registered direct offering of an aggregate of 31,746,030 shares of common stock at a purchase price of $3.15 per share (the "Registered Direct Offering"). Total net proceeds to the Company were approximately $96,841, after deducting placement agent’s fees and other estimated offering expenses. The closing date of the Registered Direct Offering was July 5, 2022.

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

As of June 30, 2022, the Company had an accumulated deficit of $735,713 and cash, cash equivalents and investments of $195,795. For the six months ended June 30, 2022, the Company incurred a net loss of $121,359. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. The Company expects that its cash, cash equivalents and investments as of June 30, 2022, together with the additional $96,841 in net proceeds from the Registered Direct Offering, will be sufficient to fund its operating expenses, capital expenditure requirements, and debt service obligations for at least the next 12 months from issuance of the financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

The Company is eligible to receive contingent milestone payments under its license and collaboration agreements with Société des Produits Nestlé S.A., successor in interest to Nestec Ltd., and NHSc Pharma Partners (collectively, “Nestlé”) if certain development, regulatory approval or sales target milestones are achieved. NHSc Pharma Partners is affiliated with Société des Produits Nestlé S.A., a significant stockholder of the Company. The milestone payments are uncertain and there is no assurance that the Company will receive any of them. Until such time, if ever, as the Company can generate substantial product revenue, the Company will finance its cash needs through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships, or marketing, distribution or licensing arrangements with third parties. The Company may not be able to obtain funding on acceptable terms, or at all. If the Company is unable to raise additional funds as and when needed, it would have a negative impact on the Company’s financial condition, which may require the Company to delay, reduce or eliminate certain research and development activities and reduce or eliminate discretionary operating expenses, which could constrain the Company’s ability to pursue its business strategies.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on March 1, 2022 (the “Annual Report”).

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The condensed consolidated balance sheet at December 31, 2021 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2022.

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

Restricted Cash

The Company held restricted cash of $8,185 and $8,000 as of June 30, 2022 and December 31, 2021, respectively, which represents cash held for the benefit of the landlord for the Company's leases. The Company has classified the restricted cash as long-term on its consolidated balance sheet as the underlying leases are greater than 1 year.

Cash, cash equivalents and restricted cash were comprised of the following (in thousands):

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$126,824	$180,002
Restricted cash, non-current	8,185	8,000
Total cash, cash equivalents and restricted cash	$135,009	$188,002

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$54,233	$—	$—	$54,233
Commercial paper	—	12,489	—	12,489
Government securities	—	—	—	—
Investments:
Corporate bonds	$—	$11,992	$—	$11,992
Government securities	—	56,979	—	56,979
	$54,233	$81,460	$—	$135,693

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$70,322	$—	$—	$70,322
Commercial paper	—	3,999	—	3,999
Investments:
Commercial paper	$—	$6,250	$—	$6,250
Corporate bonds	—	40,095	—	40,095
Government securities	—	64,854	—	64,854
	$70,322	$115,198	$—	$185,520

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Commercial paper, corporate bonds, and government securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. There were no transfers between Level 1 or Level 2 during the three and six months ended June 30, 2022 and 2021.

As of June 30, 2022 and December 31, 2021, the Company held a restricted investment of $1,401 in both periods, which represent a certificate of deposit that is classified as Level 2 in the fair value hierarchy.

4. Investments

Investments by security type consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate bonds	$12,043	$—	$(51)	$11,992
Government securities	57,184	—	(205)	56,979
	$69,227	$—	$(256)	$68,971

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$6,250	$—	$—	$6,250
Corporate bonds	40,123	—	(28)	40,095
Government securities	64,885	—	(31)	64,854
	$111,258	$—	$(59)	$111,199

Investments with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the table above. Investments with maturities of less than 12 months are considered current and those investments with maturities greater than 12 months are considered non-current assets.

Excluded from the tables above are restricted investments of $1,401 and $1,401 as the cost approximates current fair value as of June 30, 2022 and December 31, 2021, respectively.

The amortized cost and fair value of investments in commercial paper, corporate bonds and government securities by contractual maturity, as of June 30, 2022 and December 31, 2021 were as follows (in thousands):

	Available-for-Sale as of June 30, 2022		Available-for-Sale as of December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Due in 1-year or less	$69,227	$68,971	$110,762	$110,704
Due after 1-year through 5-years	—	—	496	495
	$69,227	$68,971	$111,258	$111,199

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Laboratory equipment	$21,884	$19,137
Computer equipment	3,416	3,255
Furniture and office equipment	1,482	1,219
Leasehold improvements	33,394	32,925
Construction in progress	2,867	1,670
	63,043	58,206
Less: Accumulated depreciation and amortization	(43,523)	(40,268)
	$19,520	$17,938

Depreciation and amortization expense was $1,685, $3,255, $1,426 and $2,902 for the three and six months ended June 30, 2022 and 2021, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Development and manufacturing costs	$9,877	$11,147
Payroll and payroll-related costs	8,503	9,216
Liability related to 2021 License Agreement (Note 11)	33,062	21,098
Facility and other	5,447	3,633
	$56,889	$45,094

7. Leases

The Company leases real estate, primarily laboratory, office and manufacturing space. The Company’s leases have remaining terms ranging from 1 year to 10 years. Certain leases include one or more options to renew, exercisable at the Company’s sole discretion, with renewal terms that can extend the lease from one year to five years. The Company evaluated the renewal options in its leases to determine if it was reasonably certain that the renewal option would be exercised, given the Company’s current business structure, uncertainty of future growth, and the associated impact to real estate, the Company concluded that it is not reasonably certain that any renewal options would be exercised. Therefore, the operating lease assets and operating lease liabilities only contemplate the initial lease terms. All the Company’s leases qualify as operating leases.

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

The following table summarizes the presentation in the Company’s consolidated balance sheets of its operating leases (in thousands):

	June 30, 2022	December 31, 2021
Assets:
Operating lease assets	$25,001	$18,208

Liabilities:
Operating lease liabilities	$7,058	$6,610
Operating lease liabilities, net of current portion	19,516	17,958
Total operating lease liabilities	$26,574	$24,568

The following table summarizes the effect of lease costs in the Company’s consolidated statement of operations and comprehensive (loss) income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs	$1,948	$1,277	$3,620	$2,317
Short-term lease costs	354	363	709	729
Variable lease costs	1,271	721	2,302	1,424
Sublease income	-	464	-	925
Total lease costs	$3,573	$2,825	$6,631	$5,395

During the three and six months ended June 30, 2022 and 2021 the Company made cash payments for operating leases of $1,332, $3,445, $245 and $1,863, respectively.

As of June 30, 2022, future payments of operating lease liabilities are as follows (in thousands):

As of June 30, 2022
2022 (remaining 6 months)	$4,392
2023	8,446
2024	3,387
2025	3,277
2026 and thereafter	16,199
Total future minimum lease payments	$35,701
Less: interest	(9,127)
Present value of operating lease liabilities	$26,574

As of June 30, 2022, the weighted average remaining lease term was 4.75 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 10%. As of June 30, 2021, the weighted average remaining lease term was 3.25 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 10%.

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

The first tranche in an aggregate principal amount of $25,000 was outstanding as of the Effective Date, after taking into account reborrowing by the Company on the Effective Date of a previously-repaid principal amount of approximately $2,900. The second tranche in an aggregate principal amount of $12,500 and the third tranche in an aggregate principal amount of $12,500 have been advanced to the Company and were outstanding as of the Effective Date. The fourth tranche in an aggregate principal amount of $25,000 is available upon satisfaction of certain conditions, including the approval by the FDA of a biologics license application in respect of SER-109 (the "Regulatory Approval Milestone") by no later than December 15, 2023. The fifth tranche in an aggregate principal amount of up to $25,000 is available through the Amortization Date (as defined below) upon satisfaction of certain conditions, including the Lenders’ investment committee approval.

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

Other terms of the New Credit Facility remain generally identical to those under the Original Credit Facility, with certain covenants amended by the Second Amendment to provide the Company with additional operational flexibility, including the ability for the Company to issue up to $350,000 in convertible notes. The New Credit Facility includes a conditional liquidity covenant commencing on June 15, 2023, which ceases to apply if certain conditions are satisfied.

The New Credit Facility is secured by substantially all of the Company’s assets, other than the Company’s intellectual property. The Company has agreed to not pledge or secure its intellectual property to others.

The Company accounted for the New Credit Facility as a modification in accordance with the guidance in ASC 470-50, Debt. Amounts paid to the lenders were recorded as debt discount and a new effective interest rate was established. Upon issuance, the New Credit Facility was recorded as a liability with an initial carrying value of $50,586, net of debt issuance costs. The initial carrying value will be accreted to the repayment amount, which includes the outstanding principal plus the end of term charge, through interest expense using the effective interest rate method over the term of the debt. The effective interest rate in effect as of June 30, 2022 is 12.40%. As of June 30, 2022, the carrying value of the debt is $50,632, which is classified as a long-term liability on the condensed consolidated balance sheet. As of December 31, 2021, the carrying value of the debt was $24,643, which was classified as a long-term liability on the condensed consolidated balance sheet.

As of June 30, 2022 the future principal payments due under the arrangement, excluding interest and the end of term charge, are as follows (in thousands):

Year Ending December 31,	Principal
2022 (remaining 6 months)	$—
2023	—
2024	50,000
Total	$50,000

During the three and six months ended June 30, 2022 and 2021, the Company recognized $1,501, $2,413, $732 and $1,453, respectively, of interest expense related to the Loan Agreement, which is reflected in interest expense on the condensed consolidated statement of operations and comprehensive (loss) income.

9. Common Stock and Stock-Based Awards

On June 29, 2022, the Company entered into securities purchase agreements with new and existing investors and certain directors and officers in a registered direct offering of an aggregate of 31,746,030 shares of common stock at a purchase price of $3.15 per share. Total net proceeds to the Company were approximately $96,841, after deducting placement agent’s fees and other estimated offering expenses. Net proceeds included $27,525 received from Flagship Pioneering (“Flagship”), one of the Company’s significant stockholders, in exchange for 8,738,243 shares. The closing date of the Registered Direct Offering was July 5, 2022.

On May 21, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $150,000, from time to time, through an “at the market” equity offering program under which Cowen acts as sales agent. As of June 30, 2022, the Company had not sold any shares of common stock under the Sales Agreement.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2021	11,517,189	$11.10	7.42	$28,006,768
Granted	4,161,997	7.00
Exercised	(131,686)	2.94
Forfeited	(560,457)	10.41
Outstanding as of June 30, 2022	14,987,043	$10.06	7.65	$854,131
Options exercisable as of June 30, 2022	6,696,344	$10.10	6.11	$589,051

The weighted average grant-date fair value of stock options granted during the three and six months ended June 30, 2022 and 2021 was $3.50, $5.60, $16.26 and $18.51 per share, respectively.

During the year ended December 31, 2021, the Company granted performance-based stock options to employees for the purchase of an aggregate of 562 thousand shares of common stock with a grant date fair value of $5.53 per share. These stock options are exercisable only upon achievement of specified performance targets. As of June 30, 2022, none of these options were exercisable because none of the specified performance targets had been achieved. Because achievement of the specified performance targets was not deemed probable as of June 30, 2022, the Company did not record any expense for these stock options from the dates of issuance through June 30, 2022.

Restricted Stock Units

The Company has granted restricted stock units ("RSUs") with time-based vesting conditions. The table below summarizes the Company’s restricted stock unit activity since December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2021	734,755	$17.68
Granted	1,109,894	$7.20
Vested	(126,626)	$22.54
Forfeited	(139,402)	$12.42
Unvested restricted stock units as of June 30, 2022	1,578,621	$10.38

The Company has granted RSUs with service-based vesting conditions. RSUs represent the right to receive shares of common stock upon meeting specified vesting requirements. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the service-based vesting conditions of each award. During the six months ended

June 30, 2022, the Company granted 1,109,894 RSUs. RSU’s generally vest over four years, with 25% vesting after one year, and the remaining 75% vesting quarterly over the next 3 years, subject to continued service to the Company through the applicable vesting date.

During the year ended December 31, 2021, the Company granted performance-based restricted stock awards to two employees for the purchase of an aggregate of 85 thousand shares of common stock with a grant date fair value of $9.59 per share and 40 thousand shares with a grant date fair value of $20.35 per share. These restricted stock awards vest only upon achievement of specified performance targets. As of June 30, 2022, none of these awards were vested because none of the specified performance targets had been achieved. Because achievement of the specified performance targets was not deemed probable as of June 30, 2022, the Company did not record any expense for these awards from the dates of issuance through June 30, 2022.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive (loss) income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expenses	$3,430	$2,709	$6,026	$4,846
General and administrative expenses	3,318	2,369	5,801	3,856
	$6,748	$5,078	$11,827	$8,702

10. Net Loss per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(64,735)	$(48,330)	$(121,359)	$(83,795)
Denominator:
Weighted-average shares outstanding	92,255,416	91,659,829	92,224,382	91,593,845
Net loss per share applicable to common stockholders - basic and diluted	$(0.70)	$(0.53)	$(1.32)	$(0.91)

Anti-dilutive potential common stock equivalents excluded from the calculation of net loss per share:
Stock options to purchase common stock	14,987,043	11,687,959	14,987,043	11,687,959
Unvested restricted stock units	1,578,621	461,248	1,578,621	461,248
Shares issuable under ESPP	250,002	28,687	250,002	28,687

The anti-dilutive potential common stock equivalents for the three and six months ended June 30, 2022 and 2021 were excluded from the computation of diluted net income per share attributable to common stockholders because those stock options to purchase common stock and restricted stock units had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods.

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

The Topic 606 transaction price of $139,500 has been allocated to the co-exclusive license for SER-109 and the services performed in accordance with the development and regulatory activity plan to obtain regulatory approval of SER-109 in the United States based on the Company’s SSP. The Company recognizes revenue for the license performance obligation at a point in time, that is upon transfer of the license to Nestlé. As control of the license was transferred in July 2021, the Company recognized $131,343 of collaboration revenue - related party during the year ended December 31, 2021 pertaining to the license performance obligation. The remaining amount of the Topic 606 transaction price was allocated to the services performance obligation and is being recognized over time as the services are performed. During the three and six months ended June 30, 2022, the Company recognized $1,413 and $2,181 of collaboration revenue - related party, respectively, related to the services performance obligation under the 2021 License Agreement.

The amount allocated to the Topic 808 unit of accounting relates to the pre-launch activities performed prior to the first commercial sale of SER-109 and was determined to be $35,500 based on standalone selling price.

The Company recorded the $35,500 in total liabilities on its condensed consolidated balance sheet at the inception of the arrangement. On a quarterly basis, the Company and Nestlé provide financial information about the pre-launch activities performed by both parties. The Company reduces the $35,500 liability as the pre-launch activities are performed and it makes payments to Nestlé for the pre-launch costs Nestlé incurs. As of June 30, 2022, there was $33,062 included in accrued expenses and other current liabilities which represents Nestlé incurred costs not yet reimbursed.

The cost associated with pre-launch activities performed by the Company will be recorded within total operating expenses in the Company’s condensed consolidated statements of operations and comprehensive (loss) income. In the three and six months ended June 30, 2022, the Company recognized $1,538 and $3,173, respectively, in research and development expenses and $2,176 and $4,614, respectively, in general and administrative expenses associated with pre-launch activities performed.

As the Company and Nestlé are both active participants in the pre-launch activities, the sharing of 50% of the pre-launch costs will be recognized in collaboration (profit) loss sharing - related party in the Company’s condensed consolidated statements of operations and comprehensive (loss) income. The Company recorded $271 of expense and $705 of income in the collaboration (profit) loss sharing line for the three and six months ended June 30, 2022, respectively.

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

At contract inception, the Company determined that the $120,000 non-refundable upfront amount constituted the entirety of the consideration to be included in the transaction price as the development, regulatory, and commercial milestones were fully constrained. During the year ended December 31, 2016, the Company received $10,000 from Nestlé in connection with the initiation of the Phase 1b study for SER-262 in CDI. During the year ended December 31, 2017, the Company received $20,000 from Nestlé in connection with the initiation of the Phase 3 study for SER-109. During the year ended December 31, 2018, the Company received $40,000 from Nestlé in connection with the initiation of the Phase 2b study for SER-287. During the year ended December 31, 2020, the Company received $10,000 from Nestlé in connection with the initiation of the Phase 1b SER-301 study. As of June 30, 2022, the aggregate amount of the transaction price allocated to the performance obligation of the 2016 License Agreement was approximately $200,000.

During the three and six months ended June 30, 2022 and 2021, using the cost-to-cost method, which best depicts the transfer of control to the customer, the Company recognized ($197), $528, $5,263 and $9,911 of collaboration revenue – related party, respectively.

As of June 30, 2022 and December 31, 2021, there was $101,108 and $103,817, respectively, of deferred revenue related to the unsatisfied portion of the performance obligation under the Nestlé agreements. As of June 30, 2022, the deferred revenue is classified as current or non-current in the condensed consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next 12 months, which is determined by the cost-to-cost method which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation. All costs associated with the 2016 License Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive (loss) income.

Contract Balances from Contracts with Customers

The following table presents changes in the Company’s contract liabilities during the six months ended June 30, 2022 and 2021 (in thousands):

	Balance as of December 31, 2021	Additions	Deductions	Balance as of June 30, 2022
Six Months Ended June 30, 2022
Contract liabilities:
Deferred revenue - related party	$103,817	—	(2,709)	$101,108

	Balance as of December 31, 2020	Additions	Deductions	Balance as of June 30, 2021
Six Months Ended June 30, 2021
Contract liabilities:
Deferred revenue - related party	$108,174	—	(9,911)	$98,263

During the three and six months ended June 30, 2022 and 2021 the Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$1,216	$5,263	$2,709	$9,911

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2022 or December 31, 2021.

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

The Company did not accrue any liabilities related to legal contingencies in its condensed consolidated financial statements as of June 30, 2022 or December 31, 2021.

13. Income Taxes

The Company did not provide for any income taxes in its condensed consolidated statement of operations and comprehensive (loss) income for the three and six months ended June 30, 2022 and 2021.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of June 30, 2022 and December 31, 2021. Management reevaluates the positive and negative evidence at each reporting period.

As of June 30, 2022 and December 31, 2021, the Company had no accrued interest or tax penalties recorded. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company is currently under examination by the Internal Revenue Service ("IRS") for the period ended December 31, 2018 related to its R&D tax credits. The Company's tax years are still open under statute from 2011 to present. All years may be examined to the extent the tax credit or net operating loss carryforwards are used in future periods.

14. Related Party Transactions

As described in Note 11, in July 2021, the Company entered into the 2021 License Agreement with NHSc Pharma Partners (together with Société des Produits Nestlé S.A., “Nestlé”). NHSc Pharma Partners is an affiliate of one of the Company's significant stockholders, Société des Produits Nestlé S.A. During the three and six months ended June 30, 2022, the Company recognized $1,413 and $2,181, respectively, of related party revenue associated with the 2021 License Agreement. As of June 30, 2022 and December 31, 2021, there was $3,908 and $6,089 of deferred revenue related to the 2021 License Agreement, respectively, which is classified as current in the condensed consolidated balance sheets. As of June 30, 2022 and December 31, 2021 there was $33,062 and $31,683 included in accrued expenses and other liabilities related to the 2021 License Agreement. The Company made no payments to Nestlé during the three and six months ended June 30, 2022. There is no amount due from Nestlé as of June 30, 2022.

As described in Note 11, in January 2016, the Company entered into the 2016 License Agreement with Société des Produits Nestlé S.A. (successor in interest to Nestec, Ltd.) for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. Société des Produits Nestlé S.A. is one of the Company's significant stockholders. During the three and six months ended June 30, 2022, the Company recognized ($197) and $528, respectively, of related party revenue associated with the 2016 License Agreement. As of June 30, 2022 and December 31, 2021 there was $97,200 and $97,728 of deferred revenue related to the 2016 License Agreement, which is classified as current or non-current in the condensed consolidated balance sheets. The Company has made no payments to Nestlé during the three and six months ended June 30, 2022. There was no amount due from Nestlé as of June 30, 2022.

As described in Note 9, the Company entered into a securities purchase agreement with Flagship, one of the Company's significant stockholders, for the sale of 8,738,243 shares of its common stock at a purchase price of $3.15 per share as part of the Registered Direct Offering, which closed on July 5, 2022. The Company received proceeds from Flagship of $27,525.

In July 2019, the Company entered into a sublease agreement with Flagship to sublease a portion of its office and laboratory space in Cambridge, Massachusetts. The term of the sublease agreement commenced in July 2019 and ended in November 2021. Under this agreement, the Company recorded other income of $464 and $925 during the three and six months ended June 30, 2021, respectively. The Company received cash payments of $464 and $925 during the three and six months ended June 30, 2021, respectively.

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

Overview

We are a microbiome therapeutics company developing a novel class of biological drugs, which are designed to treat disease by modulating the microbiome to restore health by repairing the function of a disrupted microbiome to a non-disease state. We have an advanced drug pipeline with late-stage clinical assets that are formulated for oral delivery and a differentiated microbiome therapeutics drug discovery and development platform including good manufacturing practices, or GMP, manufacturing capabilities for this novel drug modality.

Our highest priority is preparing a biologics license application, or BLA, for submission to the U.S. Food and Drug Administration, or FDA, and preparing for potential commercialization of SER-109, an investigational oral microbiome therapeutic in development for recurrent Clostridioides difficile infection, or CDI. We recently initiated the rolling submission of the SER-109 BLA and anticipate completion in the coming weeks. SER-109 has obtained Breakthrough Therapy designation, which provides the potential for priority review of the BLA by the FDA and, as a result, we anticipate a potential product launch of SER-109 in the U.S. in the first half of 2023.

We are also designing microbiome therapeutics to decolonize pathogens and modulate host function to reduce and prevent infections. We believe that the scientific and clinical data from our SER-109 program validate this novel approach, which we refer to as Infection Protection. We believe the Infection Protection approach may be replicable across different bacterial pathogens to develop microbiome therapeutics with the potential to protect a range of medically compromised patients from infections. We are evaluating SER-155 in a Phase 1b study in patients receiving allogeneic hematopoietic stem cell transplantation, or allo-HSCT, to reduce incidences of gastrointestinal infections, bloodstream infections and graft-versus-host disease, or GvHD. We are also evaluating additional preclinical stage programs to reduce incidence of infections in indications such as cancer neutropenia, chronic liver disease, solid organ transplant, and reduce antimicrobial resistant infections more broadly.

We continue our research activities in ulcerative colitis, or UC, including evaluating the potential to utilize biomarker-based patient selection and stratification for future studies. We have completed preliminary analysis of data from the first cohort of the SER-301 Phase 1b study, which included 15 subjects. Evaluation of the first cohort data by an independent Data Safety Monitoring Board indicated that it would be safe to proceed to the placebo-controlled second cohort. While efficacy was not a defined endpoint in the first cohort, evaluation of clinical outcome data collected as part of the study indicated that no subjects in the first cohort achieved clinical remission as defined by the FDA using the Three-Component Modified Mayo Score after 10 weeks of treatment, though there were improvements in one or more individual components (endoscopic, stool frequency and rectal bleeding subscores) in some patients. Strains in SER-301 were observed to engraft in subjects across the trial period, and based on the assessment of metabolomic data, SER-301 demonstrated pharmacological properties consistent with its design and led to baseline-dependent modulation of the metabolic landscape in the gastrointestinal tract of patients treated. In April 2022, we announced our decision not to proceed with the planned SER-301 Phase 1b second study cohort. We continue to conduct analyses of data from our UC clinical stage programs to inform next steps for further development in UC and irritable bowel disease more broadly.

In addition, we continue to evaluate opportunities to advance our technology in modulating host immunity to have an impact on and treat diseases such as cancer and various autoimmune diseases.

We have built and deploy a reverse translational platform for the discovery and development of microbiome therapeutics. This platform incorporates high-resolution analysis of human clinical data to identify microbiome biomarkers associated with disease and non-disease states; preclinical screening using human cell-based assays and in vitro/ex vivo and in vivo disease models customized for microbiome therapeutics; and microbiological capabilities and a strain library that spans broad biological and functional breadth to both identify specific microbes and microbial metabolites that are associated with disease and to design consortia of bacteria with specific pharmacological properties.

Since our inception in October 2010, we have devoted substantially all of our resources to developing our programs, platforms, and technologies, building our intellectual property portfolio, developing our supply chain, business planning, raising capital and providing general and administrative support for these operations.

Many of our product candidates are still in preclinical development or early-stage discovery. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss was $121.4 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $735.7 million and cash, cash equivalents and investments totaling $195.8 million. We expect that our existing cash, cash equivalents and investments, together with the additional $96.8 million in net proceeds from the Registered Direct Offering (as defined below), will be sufficient to fund our operating expenses, capital expenditure requirements and debt service obligations for at least the next 12-months from issuance of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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
•
continue evaluating preclinical stage programs to reduce incidence of infection, in indications such as cancer neutropenia, chronic liver disease, solid organ transplant, and antimicrobial resistant infections more broadly;
•
continue translational research activities, informed by the SER-287 Phase 2b and SER-301 Phase 1b study data, to evaluate the potential to utilize biomarker-based patient selection and stratification in future clinical development efforts;
•
make strategic investments in our research discovery and development platforms and capabilities to advance our priority programs;
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

As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other bio companies’ stock have been highly volatile as a result of the COVID-19 pandemic and the continued increase in inflation rates or interest rates. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

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

ECOSPOR III data demonstrated that the study achieved its primary endpoint where SER-109 was superior to placebo in reducing CDI recurrence at eight weeks, reflecting a sustained clinical response rate of approximately 88% at eight weeks post-treatment. SER-109 resulted in a 27% absolute reduction of recurrence of CDI compared to placebo at eight weeks post-treatment, which is a relative risk reduction of 68%. The number-needed-to treat was 3.6. The rate of recurrence at 12 weeks in the SER-109 arm was 18.0%, compared to a rate of 46.2% in the placebo arm, representing an absolute risk reduction of 28% (relative risk 0.40; 95% CI 0.24-0.65; p <0.001 and p< 0.002 for the test sequence), and thereby consistent with the results seen at eight weeks. Results across stratifications of age and antibiotics remained similar. The study’s efficacy results related to the primary endpoint from all analyses exceeded the statistical threshold previously provided in consultation with the FDA that could allow this single clinical study to fulfill efficacy requirements for a BLA. The efficacy remained durable through 24 weeks of follow-up, as SER-109 was observed to significantly reduced recurrence rates compared to placebo over 24 weeks, 21.3% vs. 47.3%, respectively. In January 2022, these data were published in the New England Journal of Medicine (N Engl J Med 2022;386(3):220-229).

In June 2022, we announced confirmatory results from the ECOSPOR IV open-label study. The overall safety profile observed in ECOSPOR IV through 24 weeks indicated that SER-109 was well tolerated, consistent with the safety profile observed in the prior completed Phase 3 study, ECOSPOR III. In ECOSPOR IV, subjects treated with SER-109 had a recurrence rate of 8.7% at eight weeks, which indicates a 91.3% sustained clinical response, consistent with the 88% rate observed in the ECOSPOR III study. Subjects with a first recurrence of CDI (29% of subjects in the ECOSPOR IV study) had a CDI recurrence rate of 6.5%, and subjects with ≥ two prior CDI episodes (ECOSPOR III inclusion criteria) had a CDI recurrence rate of 9.7% at eight weeks. At 24 weeks, 13.7% of all subjects treated with SER-109 had a recurrence of CDI. In addition to data from the ECOSPOR III study, the ECOSPOR IV data will be included as part of the rolling submission of the BLA to the FDA. We expect the ECOSPOR III data alone to serve as the basis for efficacy in our BLA submission and the FDA requested safety data from at least 300 subjects treated with SER-109 at the commercial dose as the basis for safety. Safety data across both ECOSPOR IV and ECOSPOR III are expected to fulfill this requirement and complete our Phase 3 program for SER-109.

We recently initiated the rolling submission of the SER-109 BLA and anticipate completion in the coming weeks. SER-109 has obtained Breakthrough Therapy designation, which provides the potential for priority review of the BLA by the FDA and, as a result, we anticipate a potential launch of SER-109 in the first half of 2023.

In November 2021, we initiated a SER-109 expanded access program across the United States. The program is designed to enable eligible adults with recurrent CDI to obtain access to SER-109 prior to a potential FDA product approval.

In addition, we plan on initiating a Phase 3 trial in the European Union, or EU, in order to expand access to the EU market upon potential approval.

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

In November 2021, we enrolled the first patient in the Phase 1b clinical study of SER-155 designed to evaluate safety, microbiome alterations, and the impact on infections and/or GvHD associated with SER-155 in adult subjects who are undergoing allo-HSCT. In April 2022, the SER-155 Data and Safety Monitoring Committee met as part of a planned data review and approved a recommendation to continue with enrollment in Cohort 1 based on an evaluation of available safety data. The study is being conducted at a number of leading cancer centers across the U.S.

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

Intellectual Property

Patent Portfolio

We have an extensive patent portfolio directed to rationally designed ecologies of spores and microbes. The portfolio includes both company-owned patents and applications, and those that we have rights to as licensee. For example, our portfolio includes an option to license foundational intellectual property related to the use of bacteria in combination with checkpoint inhibitors from MD Anderson. The patents and applications included in our portfolio cover both composition of matter and methods (e.g., method of treating). Our intellectual property rights related to SER-109 (C. difficile) and SER-287 (ulcerative colitis) extend through 2034. We plan on continuing to broaden our patent portfolio. Currently, we have 24 active patent application families, which includes 22 nationalized applications and two pending at the PCT stage. To date, we have obtained 20 issued U.S. patents and four U.S. patent applications have been allowed.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, commercial, business development and administrative functions. General and administrative expenses also include professional service fees for marketing and market access activities in preparation for the commercial launch of SER-109; legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

We expect that our general and administrative expenses will increase in the future as we increase our headcount and expand our infrastructure to support the potential growth in our research and development activities and the potential commercialization of our product candidates, and as we conduct pre-launch activities to prepare for commercialization of SER-109. We also may continue to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing rules and the requirements of the Securities and Exchange Commission, director and officer insurance costs and investor and public relations costs.

Collaboration (Profit) Loss Sharing - related party

Collaboration (profit) loss sharing – related party includes 50% sharing of the profit or loss related to the pre-launch activities and commercialization activities associated with the 2021 License Agreement that we entered into with NHSc Pharma Partners (Nestlé) in July 2021 as discussed in Note 11 to our condensed consolidated financial statements.

Other Income (Expense), Net

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and investments.

Interest Expense

Interest expense consists of interest incurred under our loan and security agreement with Hercules.

Other (Expense) Income

Other (expense) income primarily consists of amortization of premiums on investments and sublease income.

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in the three and six months ended June 30, 2022 or 2021.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022, or the Annual Report, are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the three and six months ended June 30, 2022.

Results of Operations

Comparison of Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$1,216	$5,263	(4,047)
Total revenue	1,216	5,263	(4,047)
Operating expenses:
Research and development	43,935	35,954	7,981
General and administrative	20,335	17,451	2,884
Collaboration (profit) loss sharing - related party	271	—	271
Total operating expenses	64,541	53,405	11,136
Loss from operations	(63,325)	(48,142)	(15,183)
Other (expense) income:
Interest income	395	829	(434)
Interest expense	(1,501)	(732)	(769)
Other expense	(304)	(285)	(19)
Total other (expense) income, net	(1,410)	(188)	(1,222)
Net loss	$(64,735)	$(48,330)	$(16,405)

Revenue

Total revenue was $1.2 million and $5.3 million for the three months ended June 30, 2022 and 2021, respectively. The primary reason for the decrease in revenue as compared to the comparative period is a decrease in revenue recognized related to the 2016 License Agreement. The Company increased its estimate of the future costs that would be incurred from ongoing research and development services to complete its performance obligation under the 2016 License Agreement that is recognized over time using an input method. The increase in the Company’s estimate of the future costs was based on information received in the quarter regarding clinical trial design related to EU development. In addition, the Company incurred fewer costs in the current year as compared to the same period in the prior year due to a decrease in clinical trial activities as we near completion of the U.S. development of SER-109 and as we continue to conduct analyses of data from our UC clinical stage programs to inform next steps for further development. As such there was a decrease in collaboration revenue – related party compared to the same prior year period. This was partially offset by an increase in revenue of $1.4 million related to the 2021 License Agreement, which was entered into in Q3 2021.

Research and Development Expenses

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Microbiome therapeutics platforms	$8,616	$7,966	$650
SER-109	13,262	10,674	2,588
SER-287	819	3,471	(2,652)
Early stage programs	1,653	1,436	217
Total direct research and development expenses	24,350	23,547	803
Personnel-related (including stock-based compensation)	19,585	12,407	7,178
Total research and development expenses	$43,935	$35,954	$7,981

Research and development expenses were $43.9 million for the three months ended June 30, 2022 and $36.0 million for the three months ended June 30, 2021. The increase of $8.0 million was primarily due to the following:

•
an increase in personnel-related costs of $7.2 million primarily due to an increase of $6.8 million in salaries, bonus, payroll taxes and employee benefits expenses and an increase of $0.7 million in stock-based compensation expense as a result of increased headcount;
•
an increase of $2.6 million in expenses related to our SER-109 program primarily due to increases in facilities costs, lab supplies, and consumables of $2.9 million and an increase in contract manufacturing of $0.9 million partially, offset by a decrease in clinical trial consulting expense of $1.5 million;
•
an increase of $0.6 million in research expenses related to our microbiome therapeutics platforms, primarily due to an increase in facilities costs, lab supplies, and consumables of $0.8 million, partially offset by a decrease in professional fees of $0.2 million;

•
partially offset by a decrease of $2.7 million in expenses for our SER-287 program primarily due to a decrease in clinical trial consulting expenses of $2.2 million as we continue to re-evaluate the clinical development of SER-287 in light of clinical study results.

General and Administrative Expenses

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Personnel related (including stock-based compensation)	$8,010	$5,508	$2,502
Professional fees	7,901	9,413	(1,512)
Facility-related and other	4,424	2,530	1,894
Total general and administrative expenses	$20,335	$17,451	$2,884

General and administrative expenses were $20.3 million for three months ended June 30, 2022 compared to $17.5 million for the three months ended June 30, 2021. The increase of $2.9 million was primarily due to the following:

•
an increase in personnel related costs of $2.5 million primarily due to increase of $1.6 million in salaries, bonus, payroll taxes and employee benefits expenses and an increase of $0.9 in stock-based compensation as a result of increased headcount;
•
an increase in facility-related and other costs of $1.9 million primarily due to increases in license costs and office supplies of $1.8 million and IT-related expenses of $0.1 million;
•
partially offset by a decrease in professional fees of $1.5 million primarily due to decrease in professional services and consulting fees of $0.7 million and a decrease in legal fees of $1.0 million.

Collaboration (Profit) Loss Sharing - related party

Collaboration (profit) loss sharing – related party was $0.3 million of expenses to us for the three months ended June 30, 2022. There was no collaboration (profit) loss sharing – related party for the three months ended 2021. For the three months ended June 30, 2022 we incurred $3.7 million of pre-launch expenses which we recorded within research and development expense or general and administrative expense based on the nature of the underlying expense. Our collaborative partner incurred $4.3 million of pre-launch expenses for the three months ended June 30, 2022. Therefore, the $0.3 million of expense recorded represents the sharing of 50% of the pre-launch expenses and represents a loss to us because we performed less of the pre-launch activities than our collaborative partner.

Other (Expense) Income, Net

Other (expense) income, net for the three months ended June 30, 2022 and 2021 was $1.4 million of expense and $0.2 million of expense, respectively. The increase in other (expense) income, net was primarily due to an increase in interest expense of $0.8 million and a decrease in interest income of $0.4 million.

Comparison of Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$2,709	$9,911	$(7,202)
Grant revenue	—	1,070	(1,070)
Total revenue	2,709	10,981	(8,272)
Operating expenses:
Research and development	83,584	65,257	18,327
General and administrative	38,906	29,192	9,714
Collaboration (profit) loss sharing - related party	(705)	—	(705)
Total operating expenses	121,785	94,449	27,336
Loss from operations	(119,076)	(83,468)	(35,608)
Other (expense) income:
Interest income	779	1,795	(1,016)
Interest expense	(2,413)	(1,428)	(985)
Other expense	(649)	(694)	45
Total other (expense) income, net	(2,283)	(327)	(1,956)
Net loss	$(121,359)	$(83,795)	$(37,564)

Revenue

Total revenue was $2.7 million and $11.0 million for the six months ended June 30, 2022 and 2021, respectively. The primary reason for the decrease in revenue as compared to the comparative period is a decrease in revenue recognized related to the 2016 License Agreement. The Company increased its estimate of the future costs that would be incurred from on-going research and development services to complete its performance obligation under the 2016 License Agreement that is recognized over time using an input method. The increase in the Company’s estimate of the future costs was based on information received in the quarter regarding clinical trial design. In addition, the Company incurred fewer costs in the current year as compared to the same period in the prior year due to a decrease in clinical trial activities as we near completion of the U.S. development of SER-109 and as we continue to conduct analyses of data from our UC clinical stage programs to inform next steps for further development. Revenue for the six months ended June 30, 2021 also included $1.1 million of grant revenue related to our CARB-X grant for SER-155. We graduated from the CARB-X program in May 2021 and will receive no additional funding.

Research and Development Expenses

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Microbiome therapeutics platforms	$16,574	$15,598	$976
SER-109	25,012	18,400	6,612
SER-287	819	6,408	(5,589)
Early stage programs	3,416	2,273	1,143
Total direct research and development expenses	45,821	42,679	3,142
Personnel-related (including stock-based compensation)	37,763	22,578	15,185
Total research and development expenses	$83,584	$65,257	$18,327

Research and development expenses were $83.6 million for the six months ended June 30, 2022 and $65.3 million for the six months ended June 30, 2021. The increase of $18.3 million was primarily due to the following:

•
an increase in personnel-related costs of $15.2 million primarily due to an increase of $14.4 million in salaries, bonus, payroll taxes and employee benefits expenses and an increase of $1.2 million in stock-based compensation expense as a result of increased headcount;
•
an increase of $6.6 million in expenses related to our SER-109 program primarily due to increases in facilities costs, lab supplies, and consumables of $6.0 million and consulting expenses of $1.0 million, partially offset by a decrease in clinical trial expenses of $0.4 million;

•
an increase of $1.1 million in expenses for our early stage programs primarily due to an increase in consulting expenses of $0.7 million and an increase in sequencing costs of $0.3 million; and
•
an increase of $1.0 million in research expenses related to our microbiome therapeutics platforms, primarily due to an increase in facilities costs, lab supplies, and consumables of $2.3 million, partially offset by a decrease in external consulting expenses of $0.9 million;
•
partially offset by a decrease of $5.6 million in expenses for our SER-287 program primarily due to a decrease in clinical trial consulting expenses of $5.3 million as we continue to re-evaluate the clinical development of SER-287 in light of clinical study results.

General and Administrative Expenses

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Personnel related (including stock-based compensation)	$15,336	$9,728	$5,608
Professional fees	16,166	14,947	1,219
Facility-related and other	7,404	4,517	2,887
Total general and administrative expenses	$38,906	$29,192	$9,714

General and administrative expenses were $38.9 million for the six months ended June 30, 2022 compared to $29.2 million for the six months ended June 30, 2021. The increase of $9.7 million was primarily due to the following:

•
an increase in personnel related costs of $5.6 million primarily due to an increase of $3.7 million in salaries, bonus, payroll taxes and employee benefits expenses and an increase of $1.9 in stock-based compensation expense as a result of increased headcount;
•
an increase in professional fees of $1.2 million primarily due to increases in professional services and consulting fees;
•
an increase in facility-related and other costs of $2.9 million primarily due to increases in license costs and office supplies of $2.5 million and IT-related expenses of $0.3 million.

Collaboration (Profit) Loss Sharing - related party

Collaboration (profit) loss sharing – related party was $0.7 million of income to us for the six months ended June 30, 2022. There was no collaboration (profit) loss sharing – related party for the six months ended June 30, 2021. For the six months ended June 30, 2022 we incurred $7.8 million of pre-launch expenses which we recorded within research and development expense or general and administrative expense based on the nature of the underlying expense. Our collaborative partner incurred $6.4 million of pre-launch expenses for the six months ended June 30, 2022. Therefore, the $0.7 million of income recorded represents the sharing of 50% of the pre-launch expenses and represents income to us because we performed more of the pre-launch activities than our collaborative partner.

Other (Expense) Income, Net

Other (expense) income, net for the six months ended June 30, 2022 and 2021 was $2.3 million of expense and $0.3 million of expense, respectively. The increase in other (expense) income, net was primarily due to an increase in interest expense of $1.0 million and a decrease in interest income of $1.1 million.

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

On June 29, 2022, we entered into securities purchase agreements with new and existing investors and certain directors and officers in a registered direct offering, or the Registered Direct Offering, of an aggregate of 31,746,030 shares of our common stock at a purchase price of $3.15 per share for total net proceeds of approximately $96.8 million, after deducting placement agent’s fees and other estimated offering expenses. Net proceeds included $27,525 received from Flagship Pioneering (“Flagship”), one of the Company’s significant stockholders, in exchange for 8,738,243 shares. The closing date of the Registered Direct Offering was July 5, 2022.

In May 2021, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $150.0 million, from time to time, through an “at the market” equity offering program under which Cowen acts as sales agent. As of June 30, 2022, we have not sold any shares of common stock under the Sales Agreement.

As of June 30, 2022, we had cash, cash equivalents and investments totaling $195.8 million and an accumulated deficit of $735.7 million. Based on our current plans and forecasted expenses, we believe that our cash, cash equivalents and investments as of June 30, 2022, together with the additional $96.8 million in net proceeds from the Registered Direct Offering, will enable us to fund our operating expenses, capital expenditure requirements, and debt service obligations for at least the next 12 months from the issuance of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

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

On April 16, 2020, we entered into an amendment to the loan and security agreement with Hercules, or the First Amendment, permitting us to enter into a promissory note under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Stability Act. On April 17, 2020 we issued a Promissory Note to Bank of America, NA, or the Loan, pursuant to which we received loan proceeds of $2.9 million, however, based on updated guidance related to this program, we decided to repay the full amount of the Loan, and repaid the Loan on May 4, 2020.

Effective as of February 24, 2022, or the Effective Date, we entered into a Second Amendment to the Original Credit Facility (as amended by the First Amendment), or the New Credit Facility, pursuant to which term loans in an aggregate principal amount of up to $100.0 million have become available to us in five tranches including the first tranche under the Original Credit Facility, subject to certain terms and conditions.

The first tranche in an aggregate principal amount of $25.0 million is outstanding as of the Effective Date, after taking into account reborrowing by us on the Effective Date of a previously-repaid principal amount of approximately $2.9 million. The second tranche in an aggregate principal amount of $12.5 million and the third tranche in an aggregate principal amount of $12.5 million have been advanced to us and were outstanding as of the Effective Date. The fourth tranche in an aggregate principal amount of $25.0 million is available upon satisfaction of certain conditions, including the approval by the FDA of a biologics license application in respect of SER-109, or the Regulatory Approval Milestone, by no later than December 15, 2023. The fifth tranche in an aggregate principal amount of up to $25.0 million is available through the Amortization Date (as defined below) upon satisfaction of certain conditions, including the Lenders’ investment committee approval.

All advances outstanding under the New Credit Facility bear interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 6.40%, and (ii) 9.65%. For all advances outstanding under the New Credit Facility, we will make interest only payments through December 31, 2023, extendable to December 31, 2024 upon satisfaction of certain conditions, such applicable date, the Amortization Date. The principal balance and interest of the advances will be repaid in equal monthly installments after the Amortization Date and continuing through October 1, 2024, extendable to October 1, 2025, upon satisfaction of certain conditions, such applicable date, the Maturity Date.

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

As of June 30, 2022 and December 31, 2021, the outstanding principal under the New Credit Facility was $50.0 million and $24.1 million, respectively. For a further description of the New Credit Facility, see Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash used in operating activities	$(116,342)	$(69,191)
Cash provided by investing activities	36,371	25,790
Cash provided by financing activities	26,978	1,349
Net decrease in cash, cash equivalents and restricted cash	$(52,993)	$(42,052)

Operating Activities

During the six months ended June 30, 2022, operating activities used $116.3 million of cash, primarily due to a net loss of $121.4 million and changes in our operating assets and liabilities of $12.5 million, partially offset by non-cash charges of $17.6 million. Non-cash charges consisted of stock-based compensation expense of $11.8 million, $2.3 million related to the amortization of right-of-use assets, $3.3 million of depreciation and amortization, and $0.5 million of net amortization of premium related to our investments, partially offset by collaboration profit sharing of $0.7 million related to the license and collaboration agreement with Nestlé. Changes in our operating assets and liabilities during the six months ended June 30, 2022 consisted of a decrease in accrued expenses and other current and long-term liabilities of $1.7 million, an increase in accounts payable of $0.7 million, a decrease in deferred revenue of $2.7 million, an increase in prepaid expenses and other current and other non-current assets of $10.1 million and a decrease in operating lease liabilities of $2.1 million. The increase in other current and other non-current assets is primarily driven by an increase in prepaid expenses of $7.3 million related to the Bacthera Agreement.

During the six months ended June 30, 2021, operating activities used $69.2 million of cash, primarily due to a net loss of $83.8 million and cash used from changes in our operating assets and liabilities of $0.3 million, partially offset by non-cash charges of $14.9 million. Net cash used for changes in our operating assets and liabilities during the six months ended June 30, 2021 consisted of an increase in prepaid expenses and other current and other non-current assets of $3.6 million and an increase in accrued expenses and other current liabilities and accounts payable of $4.4 million and $1.7 million, respectively. These increases were offset by decreases in accounts receivable of $8.1 million, deferred revenue of $9.9 million, and operating lease liabilities of $1.0 million. The increase in prepaid expenses and other current and other non-current assets was due to timing of payments to vendors. The decrease in accounts receivable is due to our receipt of receivables due during the quarter. The decrease in deferred revenue was primarily due to the recognition of collaboration revenue. The increase in accounts payable was due to the timing of payments. The decrease in operating lease liabilities was due to the cash payment of lease obligations.

Investing Activities

During the six months ended June 30, 2022, net cash provided by investing activities was $36.4 million, consisting of sales and maturities of investments of $77.6 million, partially offset by purchases of investments of $36.1 million and purchases of property and equipment of $5.1 million.

During the six months ended June 30, 2021, net cash provided by investing activities was $25.8 million, consisting of sales and maturities of investments of $82.4 million, partially offset by purchases of investments of $51.9 million and purchases of property and equipment of $3.9 million.

Financing Activities

During the six months ended June 30, 2022, net cash provided by financing activities was $27.0 million, consisting of $27.6 million of proceeds received from the New Credit Facility, net of issuance costs, $0.4 million from the issuance of common stock associated with the exercise of stock options, and $0.9 million in connection with the issuance of common stock under our 2015 Employee Stock Purchase Plan, or ESPP, partially offset by principal payments under the Original Credit Facility of $1.9 million.

During the six months ended June 30, 2021, net cash provided by financing activities was $1.3 million, consisting of $0.9 million from the issuance of common stock associated with the exercise of stock options and $0.4 million in connection with the issuance of common stock under our ESPP.

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
•
continue evaluating preclinical stage programs to reduce incidence of infection, in indications such as cancer neutropenia, chronic liver disease, solid organ transplant, and antimicrobial resistant infections more broadly;
•
continue translational research activities, informed by the SER-287 Phase 2b and SER-301 Phase 1b study data, to evaluate the potential to utilize biomarker-based patient selection and stratification in future clinical development efforts;
•
make strategic investments in our research discovery and development platforms and capabilities to advance our priority programs;
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

Because of the numerous risks and uncertainties associated with the development of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•
the impact of the COVID-19 pandemic;
•
the impact of continued increase in inflation rates or interest rates;
•
the progress and results of our clinical studies and preclinical development;
•
the cost of manufacturing our product candidates;
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

As noted above, the magnitude and duration of the COVID-19 pandemic and its impact on our liquidity and future funding requirements is uncertain as of the filing date of this Quarterly Report as this continues to evolve globally. See "Risk Factors —Risks Related to Our Operations—The COVID-19 pandemic has adversely impacted and could continue to adversely impact, our business, including our preclinical studies and clinical trials, results of operations and financial condition” in Part II, Item 1A of this Quarterly Report for a further discussion of the possible impact of the COVID-19 pandemic on our business.

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

As of June 30, 2022, our cash, cash equivalents and investments consisted of cash and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of June 30, 2022, we had outstanding borrowings under the New Credit Facility. We accrue interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 6.40%, and (ii) 9.65%. An immediate 10% change in the Prime Rate would not have a material impact on our debt‑related obligations, financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $65.6 million for the year ended December 31, 2021, and $121.4 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $735.7 million. To date, we have financed our operations through the public offerings of our common stock, private placements of our common stock and preferred stock, payments under our collaboration agreements, and loan facility. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We have not completed development of any of our product candidates, which we call microbiome therapeutic candidates, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses may increase substantially as we:

•
complete the clinical development, seek regulatory approval, and prepare for potential commercialization of SER-109 for patients with recurrent CDI;
•
continue the clinical development of SER-155 to reduce incidences of gastrointestinal infections, bloodstream infections and GvHD in patients receiving allo-HSCT;
•
continue evaluating preclinical stage programs to reduce incidence of infection, in indications such as cancer neutropenia, chronic liver disease, solid organ transplant, and antimicrobial resistant infections more broadly;
•
continue translational research activities, informed by the SER-287 Phase 2b and SER-301 Phase 1b study data, to evaluate the potential to utilize biomarker-based patient selection and stratification in future clinical development efforts;
•
make strategic investments in our research discovery and development platforms and capabilities to advance our priority programs;
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

We expect that our cash, cash equivalents and investments as of June 30, 2022, together with the additional $96.8 million in net proceeds from the registered direct offering, will be sufficient to fund our operating expenses, debt service obligations and capital expenditure requirements for at least the next 12-months from the issuance of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. In addition, the specifics of existing and future clinical trial activities could impact capital requirements and cash projections. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•
the impact of the COVID-19 pandemic;
•
the impact of a continued increase in inflation rates or interest rates;
•
the progress and results of our clinical studies;
•
the cost of manufacturing our product candidates;
•
the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates;
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

All of our product candidates are based on microbiome therapeutics, a novel potential class of biological drugs, which are designed to treat disease by modulating the microbiome to restore health by repairing the function of a disrupted microbiome to a non-disease state. We have not, nor to our knowledge has any other company, received regulatory approval for, or manufactured on a commercial scale, a therapeutic based on this approach. We cannot be certain that our approach will lead to the development of approvable or marketable products or that we will be able to manufacture at commercial scale, if approved. In addition, our microbiome therapeutic candidates may have different effectiveness rates in various indications and in different geographical areas. Finally, the FDA or other regulatory authorities may lack experience in evaluating the safety and efficacy of products based on microbiome therapeutics, which could result in a longer than expected regulatory review process, increase our expected development costs and delay or prevent commercialization of our product candidates.

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

Our patent portfolio currently includes 24 active patent application families (which includes an option to license certain IP from MD Anderson and exclusive licenses to certain IP from Memorial Sloan Kettering Cancer Center). Of these, 22 applications have been nationalized and two are pending at the PCT stage. While we have obtained 20 issued U.S. patents and four currently allowed and soon to issue, we cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents or our current patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, we are pursuing claims to therapeutic, binary compositions of certain bacterial populations. Any claims that may issue may provide coverage for such binary compositions and/or their use. However, such claims would not prevent a third party from commercializing alternative compositions that do not include both of the bacterial populations claimed in pending applications, potential applications or patents that have or may issue. There can be no assurance that any such alternative composition will not be equally effective. Further, given that our SER-109 product candidate is a complex composition with some variation from lot-to-lot and that, likewise, third-party compositions may have similar complexity and variability, it is possible that a patent claim may provide coverage for some but not all lots of a product candidate or third-party product. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.

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

In addition, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic further impacts our business, including our preclinical studies and clinical trials, results of operations and financial condition will depend on future developments which are highly uncertain and cannot be predicted with confidence. Such factors include but are not limited to the duration and severity of the pandemic, the impact of variants, travel restrictions, quarantines, shelter-in-place orders and social distancing recommendations and regulations in the U.S. and other countries, business closures or business disruptions, the adoption and effectiveness of vaccines and vaccine distribution efforts, and the effectiveness of other actions taken in the U.S. and other countries to contain and treat the disease.

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
•
global macroeconomic conditions, including a continued increase in inflation rates or interest rates, labor shortages, supply chain shortages, or other economic, political or legal uncertainties or adverse developments;
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

In February 2022, we entered into a second amendment to the loan and security agreement with Hercules, or the Second Amendment, which amended the Original Credit Facility. Pursuant to the Second Amendment, term loans in an aggregate principal amount of up to $100.0 million, or the New Credit Facility, have become available to us in five tranches, subject to certain terms and conditions: (i) the first tranche in an aggregate principal amount of $25.0 million that was outstanding as of the February 24, 2022 effective date, or the Effective Date, (ii) the second tranche in an aggregate principal amount of $12.5 million that has been advanced to us and was outstanding as of the Effective Date, (iii) the third tranche in an aggregate principal amount of $12.5 million that has been advanced to us and was outstanding as of the Effective Date, (iv) the fourth tranche in an aggregate principal amount of $25.0 million available upon satisfaction of certain conditions, including the approval by the FDA of a biologics license application in respect of SER-109 by no later than December 15, 2023, and (v) the fifth tranche in an aggregate principal amount of up to $25.0 million that is available through the amortization date upon satisfaction of certain conditions, including the lenders’ investment committee approval.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15

3.2	Amended and Restated Bylaws	8-K	001-37465	3.2	12/7/20

10.1#	Non-Employee Director Compensation Program					*

10.2	Form of Non-Affiliate Purchase Agreement	8-K	001-37465	10.1	6/30/22

10.3	Form of Affiliate Purchase Agreement	8-K	001-37465	10.2	6/30/22

10.4	Placement Agency Agreement, dated June 29, 2022, by and between Seres Therapeutics, Inc. and J.P. Morgan Securities LLC	8-K	001-37465	10.3	6/30/22

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERES THERAPEUTICS, INC.

Date: August 3, 2022	By:	/s/ David Arkowitz
David Arkowitz
Executive Vice President, Chief Financial Officer and Head of Business Development (Principal Financial and Accounting Officer)