Form 10-Q
period 2022-09-30
Seres Therapeutics, Inc.
filed 2022-11-02
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 28, 2022, the registrant had 124,591,741 shares of common stock, $0.001 par value per share, outstanding.

Seres Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or the Quarterly Report, contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, including the anticipated PDUFA target action date and potential FDA approval of SER-109, manufacturing activities and related timing, commercialization efforts and related timing, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•
Our collaboration and license agreements with Société des Produits Nestlé S.A., successor in interest to Nestec Ltd., and NHSc Rx License GmbH, successor in interest to NHSc Pharma Partners (collectively, and together with their affiliates and subsidiaries, Nestlé) are important to our business. If we or Nestlé fail to adequately perform under these agreements, or if we or Nestlé terminate the agreements, the development and commercialization of our CDI and IBD product candidates, including SER-109, SER-287, and SER-301, could be delayed or terminated and our business would be adversely affected.
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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$205,398	$180,002
Short term investments	27,605	110,704
Prepaid expenses and other current assets	14,510	12,922
Total current assets	247,513	303,628
Property and equipment, net	19,484	17,938
Operating lease assets	23,747	18,208
Restricted cash	8,185	8,000
Restricted investments	1,401	1,401
Long term investments	—	495
Other non-current assets	11,538	5,189
Total assets	$311,868	$354,859
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,449	$13,735
Accrued expenses and other current liabilities (1)	59,169	45,094
Operating lease liabilities	7,333	6,610
Deferred revenue - related party	4,868	16,819
Total current liabilities	81,819	82,258
Long term portion of note payable, net of discount	50,857	24,643
Operating lease liabilities, net of current portion	17,850	17,958
Deferred revenue, net of current portion - related party	92,796	86,998
Other long-term liabilities (2)	961	11,495
Total liabilities	244,283	223,352
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2022 and December 31, 2021; 124,410,917 and 91,889,418 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	124	92
Additional paid-in capital	863,294	745,829
Accumulated other comprehensive loss	(118)	(60)
Accumulated deficit	(795,715)	(614,354)
Total stockholders’ equity	67,585	131,507
Total liabilities and stockholders’ equity	$311,868	$354,859

[1] Includes related party amounts of $34,112 and $21,098 at September 30, 2022 and December 31, 2021, respectively (see Note 11)

[2] Includes related party amounts of $0 and $10,585 at September 30, 2022 and December 31, 2021, respectively (see Note 11)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Collaboration revenue - related party	$3,444	$126,725	$6,153	$136,636
Grant revenue	—	$—	—	1,070
Total revenue	3,444	126,725	6,153	137,706
Operating expenses:
Research and development expenses	43,116	39,882	126,700	105,139
General and administrative expenses	18,384	19,563	57,290	48,755
Collaboration (profit) loss sharing - related party	1,051	(1,127)	346	(1,127)
Total operating expenses	62,551	58,318	184,336	152,767
(Loss) income from operations	(59,107)	68,407	(178,183)	(15,061)
Other (expense) income:
Interest income	865	590	1,644	2,385
Interest expense	(1,727)	(744)	(4,140)	(2,172)
Other expense	(33)	(35)	(682)	(729)
Total other (expense) income, net	(895)	(189)	(3,178)	(516)
Net (loss) income	$(60,002)	$68,218	$(181,361)	$(15,577)
Net (loss) income per share attributable to common stockholders, basic	$(0.49)	$0.74	$(1.77)	$(0.17)
Net (loss) income per share attributable to common stockholders, diluted	$(0.49)	$0.72	$(1.77)	$(0.17)
Weighted average common shares outstanding, basic	122,527,275	91,757,614	102,380,700	91,649,035
Weighted average common shares outstanding, diluted	122,527,275	94,953,117	102,380,700	91,649,035
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax of $0	140	(1)	(56)	58
Currency translation adjustment	(2)	—	(2)	—
Total other comprehensive income (loss)	138	(1)	(58)	58
Comprehensive (loss) income	$(59,864)	$68,217	$(181,419)	$(15,519)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share data)

	Common Stock		Additional		Accumulated Other	Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive (Loss) Income	Stockholders’ Equity
Balance at December 31, 2020	91,459,239	$91	$723,482	$(548,776)	$(47)	$174,750
Issuance of common stock upon exercise of stock options	104,184	1	371	—	—	372
Issuance of common stock upon vesting of RSUs, net of tax withholdings	650	—	—	—	—	—
Issuance of common stock under ESPP	24,191	—	392	—	—	392
Stock-based compensation expense	—	—	3,624	—	—	3,624
Other comprehensive income	—	—	—	—	32	32
Net loss	—	—	—	(35,465)	—	(35,465)
Balance at March 31, 2021	91,588,264	$92	$727,869	$(584,241)	$(15)	$143,705
Issuance of common stock upon exercise of stock options	125,546	—	586	—	—	586
Stock-based compensation expense	—	—	5,078	—	—	5,078
Other comprehensive income	—	—	—	—	27	27
Net loss	—	—	—	(48,330)	—	(48,330)
Balance at June 30, 2021	91,713,810	$92	$733,533	$(632,571)	$12	$101,066
Issuance of common stock upon exercise of stock options	51,938	—	174	—	—	174
Issuance of common stock under ESPP	76,226	—	435	—	—	435
Stock-based compensation expense	—	—	5,846	—	—	5,846
Unrealized loss on investments	—	—	—	—	(1)	(1)
Net income	—	—	—	68,218	—	68,218
Balance at September 30, 2021	91,841,974	$92	$739,988	$(564,353)	$11	$175,738

	Common Stock		Additional		Accumulated Other	Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity
Balance at December 31, 2021	91,889,418	$92	$745,829	$(614,354)	$(60)	$131,507
Issuance of common stock upon exercise of stock options	92,478	—	257	—	—	257
Issuance of common stock upon vesting of RSUs, net of tax withholdings	69,195	—	—	—	—	—
Issuance of common stock under ESPP	159,214	—	892	—	—	892
Stock-based compensation expense	—	—	5,079	—	—	5,079
Other comprehensive loss	—	—	—	—	(155)	(155)
Net loss	—	—	—	(56,624)	—	(56,624)
Balance at March 31, 2022	92,210,305	$92	$752,057	$(670,978)	$(215)	$80,956
Issuance of common stock upon exercise of stock options	39,208	—	130	—	—	130
Issuance of common stock upon vesting of RSUs, net of tax withholdings	57,431	—	—	—	—	—
Stock-based compensation expense	—	—	6,748	—	—	6,748
Other comprehensive loss	—	—	—	—	(41)	(41)
Net loss	—	—	—	(64,735)	—	(64,735)
Balance at June 30, 2022	92,306,944	$92	$758,935	$(735,713)	$(256)	$23,058
Issuance of common stock net of issuance costs of $3,279	31,746,030	32	96,689			96,721
Issuance of common stock upon exercise of stock options	150,477	—	429	—	—	429
Issuance of common stock upon vesting of RSUs, net of tax withholdings	44,120	—	—	—	—	—
Issuance of common stock under ESPP	163,346	—	877	—	—	877
Stock-based compensation expense	—	—	6,364	—	—	6,364
Other comprehensive income	—	—	—	—	138	138
Net loss	—	—	—	(60,002)	—	(60,002)
Balance at September 30, 2022	124,410,917	$124	$863,294	$(795,715)	$(118)	$67,585

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(181,361)	$(15,577)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	18,191	14,548
Depreciation and amortization expense	5,002	4,395
Non-cash operating lease cost	3,558	2,292
Amortization of premiums on investments	676	2,097
Amortization of debt issuance costs	553	368
Collaboration (profit) loss sharing - related party	346	(1,127)
Changes in operating assets and liabilities:
Prepaid expenses and other current and other non-current assets	(12,899)	(5,001)
Accounts receivable	—	8,137
Deferred revenue - related party	(6,153)	2,863
Accounts payable	(3,250)	4,781
Operating lease liabilities	(3,520)	(2,185)
Accrued expenses and other current and long-term liabilities (3)	2,933	42,960
Net cash (used in) provided by operating activities	(175,924)	58,551
Cash flows from investing activities:
Purchases of property and equipment	(6,360)	(7,988)
Purchases of investments	(36,138)	(66,342)
Sales and maturities of investments	119,000	125,982
Purchase of restricted investments	—	(750)
Net cash provided by investing activities	76,502	50,902
Cash flows from financing activities:
Proceeds from exercise of stock options	816	1,131
Proceeds from issuance of common stock	100,000	—
Issuance costs paid for common stock	(3,279)	—
Issuance of common stock under ESPP	1,769	827
Proceeds from issuance of debt, net of issuance costs	27,606	—
Repayment of notes payable	(1,907)	—
Net cash provided by financing activities	125,005	1,958
Net increase in cash, cash equivalents, and restricted cash	25,583	111,411
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2)	—
Cash, cash equivalents and restricted cash at beginning of period	188,002	116,049
Cash, cash equivalents and restricted cash at end of period	$213,583	$227,460
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,282	$1,836
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$1,061	$316
Prepaid rent reclassified to right-of-use assets	$4,962	$—
Lease liability arising from obtaining right-of-use assets	$4,370	$4,839

[3]Includes related party amounts of $2,429 and $33,809 at September 30, 2022 and September 30, 2021, respectively (see Note 11)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business and Basis of Presentation

Seres Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in October 2010 under the name Newco LS21, Inc. In October 2011, the Company changed its name to Seres Health, Inc., and in May 2015, the Company changed its name to Seres Therapeutics, Inc. The Company is a microbiome therapeutics platform company developing a novel class of biological drugs, which are designed to treat disease by modulating the microbiome to restore health by repairing the function of a disrupted microbiome to a non-disease state. The Company’s lead product candidate, SER-109, is designed to reduce further recurrences of Clostridioides difficile infection (“CDI”), a debilitating infection of the colon, in patients who have received antibiotic therapy for recurrent CDI by restructuring the colonic microbiome and changing its function. If approved by the U.S. Food and Drug Administration (“FDA”), the Company believes SER-109 will be a first-in-field oral microbiome drug. Building upon SER-109, the Company is developing therapeutic candidates, such as SER-155, to specifically target infections and antimicrobial resistance. SER-155, a microbiome therapeutic candidate consisting of a consortium of cultivated bacteria, is designed to reduce incidences of gastrointestinal infections, bloodstream infections and graft versus host disease ("GvHD”) in patients receiving allogeneic hematopoietic stem cell transplantation (“allo-HSCT”). The Company is evaluating additional preclinical stage programs to reduce incidence of infection, which the Company refers to as Infection Protection, in indications such as cancer neutropenia, chronic liver disease, solid organ transplant, and antimicrobial resistant infections more broadly. The Company is also continuing its research activities in ulcerative colitis ("UC"), including evaluating the potential to utilize biomarker-based patient selection and stratification for future studies. In addition, the Company continues to leverage microbiome pharmacokinetic and pharmacodynamic data from across its clinical and preclinical portfolios, using its reverse translational microbiome therapeutic development platform to conduct research on various indications, including inflammatory and immune diseases, cancer, and metabolic diseases. The Company has built and deploys a reverse translational platform for the discovery and development of microbiome therapeutics. This platform incorporates high-resolution analysis of human clinical data to identify microbiome biomarkers associated with disease and non-disease states; preclinical screening using human cell-based assays and in vitro/ex vivo and in vivo disease models customized for microbiome therapeutics; and microbiological capabilities and a strain library that spans broad biological and functional breadth to both identify specific microbes and microbial metabolites that are associated with disease and to design consortia of bacteria with specific pharmacological properties.

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

On June 29, 2022, the Company entered into securities purchase agreements with new and existing investors and certain directors and officers in a registered direct offering of an aggregate of 31,746,030 shares of common stock at a purchase price of $3.15 per share (the "Registered Direct Offering"). Total net proceeds to the Company were approximately $96,721, after deducting placement agent’s fees and other estimated offering expenses. The closing date of the Registered Direct Offering was July 5, 2022.

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

As of September 30, 2022, the Company had an accumulated deficit of $795,715 and cash, cash equivalents and investments of $233,003. For the nine months ended September 30, 2022, the Company incurred a net loss of $181,361. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. The Company expects that its cash, cash equivalents and investments as of September 30, 2022, will be sufficient to fund its operating expenses, capital expenditure requirements, and debt service obligations for at least the next 12 months from issuance of these condensed consolidated financial statements. The future viability of the Company beyond that point is dependent on its ability to raise additional capital to finance its operations.

The Company is eligible to receive contingent milestone payments under its license and collaboration agreements with Société des Produits Nestlé S.A., successor in interest to Nestec Ltd., and NHSc Rx License GmbH, successor in interest to NHSc Pharma Partners (collectively, and together with their affiliates and subsidiaries, “Nestlé”) if certain development, regulatory approval or sales target milestones are achieved. NHSc Rx License GmbH is affiliated with Société des Produits Nestlé S.A., a significant stockholder of the Company. The milestone payments under each of the license and collaboration agreements are uncertain and there is no assurance that the Company will receive any of them. Until such time, if ever, as the Company can generate substantial product revenue, the Company will finance its cash needs through a combination of public or private equity offerings, debt financings, governmental funding, collaborations, strategic partnerships, or marketing, distribution or licensing arrangements with third parties. The Company may not be able to obtain funding on acceptable terms, or at all. If the Company is unable to raise additional funds as and when needed, it would have a negative impact on the Company’s financial condition, which may require the Company to delay, reduce or eliminate certain research and development activities and reduce or eliminate discretionary operating expenses, which could constrain the Company’s ability to pursue its business strategies.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on March 1, 2022 (the “Annual Report”).

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The condensed consolidated balance sheet at December 31, 2021 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2022.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2022.

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

Restricted Cash

The Company held restricted cash of $8,185 and $8,000 as of September 30, 2022 and December 31, 2021, respectively, which represents cash held for the benefit of the landlord for the Company's leases. The Company has classified the restricted cash as long-term on its consolidated balance sheet as the underlying leases are greater than 1 year.

Cash, cash equivalents and restricted cash were comprised of the following (in thousands):

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$205,398	$180,002
Restricted cash, non-current	8,185	8,000
Total cash, cash equivalents and restricted cash	$213,583	$188,002

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (‘‘ASU 2016-13’’), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (‘‘ASU 2019-05’’). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For public entities that are Securities and Exchange Commission filers, excluding entities eligible to be smaller reporting companies, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted the new standard using a modified retrospective approach as of January 1, 2022. The adoption of this standard did not have a material impact on the Company's condensed consolidated financial statements.

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$105,710	$—	$—	$105,710
Commercial paper	—	2,984	—	2,984
Investments:
Corporate bonds	$—	$5,692	$—	$5,692
Government securities	—	21,913	—	21,913
	$105,710	$30,589	$—	$136,299

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$70,322	$—	$—	$70,322
Commercial paper	—	3,999	—	3,999
Investments:
Commercial paper	$—	$6,250	$—	$6,250
Corporate bonds	—	40,095	—	40,095
Government securities	—	64,854	—	64,854
	$70,322	$115,198	$—	$185,520

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Commercial paper, corporate bonds, and government securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. There were no transfers between Level 1 or Level 2 during the three and nine months ended September 30, 2022 and 2021.

As of September 30, 2022 and December 31, 2021, the Company held a restricted investment of $1,401 in both periods, which represent a certificate of deposit that is classified as Level 2 in the fair value hierarchy.

4. Investments

Investments by security type consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Corporate bonds	$5,709	$—	$(17)	$5,692
Government securities	22,010	—	(97)	21,913
	$27,719	$—	$(114)	$27,605

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$6,250	$—	$—	$6,250
Corporate bonds	40,123	—	(28)	40,095
Government securities	64,885	—	(31)	64,854
	$111,258	$—	$(59)	$111,199

Investments with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the table above. Investments with maturities of less than 12 months are considered current and those investments with maturities greater than 12 months are considered non-current assets.

Excluded from the tables above are restricted investments of $1,401 and $1,401 as the cost approximates current fair value as of September 30, 2022 and December 31, 2021, respectively.

The amortized cost and fair value of investments in commercial paper, corporate bonds and government securities by contractual maturity, as of September 30, 2022 and December 31, 2021 were as follows (in thousands):

	Available-for-Sale as of September 30, 2022		Available-for-Sale as of December 31, 2021
	Cost	Fair Value	Cost	Fair Value
Due in 1-year or less	$27,719	$27,605	$110,762	$110,704
Due after 1-year through 5-years	—	—	496	495
	$27,719	$27,605	$111,258	$111,199

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Laboratory equipment	$22,623	$19,137
Computer equipment	3,432	3,255
Furniture and office equipment	1,958	1,219
Leasehold improvements	33,555	32,925
Construction in progress	3,186	1,670
	64,754	58,206
Less: Accumulated depreciation and amortization	(45,270)	(40,268)
	$19,484	$17,938

Depreciation and amortization expense was $1,747, $5,002, $1,493 and $4,395 for the three and nine months ended September 30, 2022 and 2021, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Development and manufacturing costs	$10,147	$11,147
Payroll and payroll-related costs	10,781	9,216
Liability related to 2021 License Agreement (Note 11)	34,112	21,098
Facility and other	4,129	3,633
	$59,169	$45,094

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

The following table summarizes the presentation in the Company’s consolidated balance sheets of its operating leases (in thousands):

	September 30, 2022	December 31, 2021
Assets:
Operating lease assets	$23,747	$18,208

Liabilities:
Operating lease liabilities	$7,333	$6,610
Operating lease liabilities, net of current portion	17,850	17,958
Total operating lease liabilities	$25,183	$24,568

The following table summarizes the effect of lease costs in the Company’s consolidated statement of operations and comprehensive (loss) income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs	$1,785	$1,278	$5,405	$3,595
Short-term lease costs	326	363	1,035	1,092
Variable lease costs	1,135	758	3,437	2,182
Sublease income	—	(437)	—	(1,361)
Total lease costs	$3,246	$1,962	$9,877	$5,508

During the three and nine months ended September 30, 2022 and 2021 the Company made cash payments for operating leases of $1,937, $5,382, $1,625 and $3,488, respectively.

As of September 30, 2022, future payments of operating lease liabilities are as follows (in thousands):

As of September 30, 2022
2022 (remaining 3 months)	$2,386
2023	8,446
2024	3,387
2025	3,277
2026 and thereafter	16,199
Total future minimum lease payments	$33,695
Less: interest	(8,512)
Present value of operating lease liabilities	$25,183

As of September 30, 2022, the weighted average remaining lease term was 4.64 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 10%. As of September 30, 2021, the weighted average remaining lease term was 3.89 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 10%.

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

Effective as of February 24, 2022 (the “Effective Date”), the Company entered into an Amendment to the Loan and Security Agreement (the “Amendment”), with the lenders party thereto (the “Lenders”), and Hercules in its capacity as the administrative agent and the collateral agent for the Lenders, which amended the Original Credit Facility. Pursuant to the Amendment, term loans in an aggregate principal amount of up to $100,000 (the “New Credit Facility”) became available to the Company in five tranches, subject to certain terms and conditions.

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

Other terms of the New Credit Facility remain generally identical to those under the Original Credit Facility, with certain covenants amended by the Amendment to provide the Company with additional operational flexibility, including the ability for the Company to issue up to $350,000 in convertible notes. The New Credit Facility includes a conditional liquidity covenant commencing on June 15, 2023, which ceases to apply if certain conditions are satisfied.

The New Credit Facility is secured by substantially all of the Company’s assets, other than the Company’s intellectual property. The Company has agreed to not pledge or secure its intellectual property to others.

The Company accounted for the New Credit Facility as a modification in accordance with the guidance in ASC 470-50, Debt. Amounts paid to the lenders were recorded as debt discount and a new effective interest rate was established. Upon issuance, the New Credit Facility was recorded as a liability with an initial carrying value of $50,586, net of debt issuance costs. The initial carrying value will be accreted to the repayment amount, which includes the outstanding principal plus the end of term charge, through interest expense using the effective interest rate method over the term of the debt. The effective interest rate in effect as of September 30, 2022 is 13.80%. As of September 30, 2022, the carrying value of the debt is $50,857, which is classified as a long-term liability on the condensed consolidated balance sheet. As of December 31, 2021, the carrying value of the debt was $24,643, which was classified as a long-term liability on the condensed consolidated balance sheet.

As of September 30, 2022 the future principal payments due under the arrangement, excluding interest and the end of term charge, are as follows (in thousands):

Year Ending December 31,	Principal
2022 (remaining 3 months)	$—
2023	—
2024	50,000
Total	$50,000

During the three and nine months ended September 30, 2022 and 2021, the Company recognized $1,727, $4,140, $744 and $2,172, respectively, of interest expense related to the Loan Agreement, which is reflected in interest expense on the condensed consolidated statement of operations and comprehensive (loss) income.

9. Common Stock and Stock-Based Awards

On June 29, 2022, the Company entered into securities purchase agreements with new and existing investors and certain directors and officers in a registered direct offering of an aggregate of 31,746,030 shares of common stock at a purchase price of $3.15 per share. Total net proceeds to the Company were approximately $96,721, after deducting placement agent’s fees and other estimated offering expenses. Net proceeds included an aggregate of $27,525 received from Flagship Pioneering Fund VII, L.P. and Nutritional Health LTP Fund, L.P., affiliates of Flagship Pioneering (“Flagship”), one of the Company’s significant stockholders, in exchange for 8,738,243 shares. The closing date of the Registered Direct Offering was July 5, 2022.

On May 21, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $150,000, from time to time, through an “at the market” equity offering program under which Cowen acts as sales agent. As of September 30, 2022, the Company had not sold any shares of common stock under the Sales Agreement.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2021	11,517,189	$11.10	7.42	$28,006,768
Granted	4,391,197	$6.89
Exercised	(282,163)	$2.89
Forfeited	(717,514)	$10.48
Outstanding as of September 30, 2022	14,908,709	$10.05	7.46	$16,414,140
Options exercisable as of September 30, 2022	7,057,137	$10.31	6.00	$10,814,736

The weighted average grant-date fair value of stock options granted during the three and nine months ended September 30, 2022 and 2021 was $4.07, $5.53, $10.08 and $17.89 per share, respectively.

During the year ended December 31, 2021, the Company granted performance-based stock options to employees for the purchase of an aggregate of approximately 562,000 shares of common stock with a grant date fair value of $5.53 per share. These stock options are exercisable only upon achievement of specified performance targets. As of September 30, 2022, none of these options were exercisable because none of the specified performance targets had been achieved. Because achievement of the specified performance targets was not deemed probable as of September 30, 2022, the Company did not record any expense for these stock options from the dates of issuance through September 30, 2022.

Restricted Stock Units

The Company has granted restricted stock units ("RSUs") with time-based vesting conditions. The table below summarizes the Company’s restricted stock unit activity since December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2021	734,755	$17.68
Granted	1,224,494	$6.97
Vested	(170,846)	$20.87
Forfeited	(187,115)	$12.18
Unvested restricted stock units as of September 30, 2022	1,601,288	$9.79

The Company has granted RSUs with service-based vesting conditions. RSUs represent the right to receive shares of common stock upon meeting specified vesting requirements. Unvested shares of restricted common stock may not be sold or transferred by the holder. These restrictions lapse according to the service-based vesting conditions of each award. During the nine months ended

September 30, 2022, the Company granted 1,224,494 RSUs. RSUs generally vest over four years, with 25% vesting after one year, and the remaining 75% vesting quarterly over the next 3 years, subject to continued service to the Company through the applicable vesting date.

During the year ended December 31, 2021, the Company granted performance-based restricted stock awards to two employees for the purchase of an aggregate of 85,000 shares of common stock with a grant date fair value of $9.59 per share and 40,000 shares with a grant date fair value of $20.35 per share. These restricted stock awards vest only upon achievement of specified performance targets. As of September 30, 2022, none of these awards were vested because none of the specified performance targets had been achieved. Because achievement of the specified performance targets was not deemed probable as of September 30, 2022, the Company did not record any expense for these awards from the dates of issuance through September 30, 2022.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive (loss) income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expenses	$3,474	$2,718	$9,500	$7,564
General and administrative expenses	2,890	3,128	8,691	6,984
	$6,364	$5,846	$18,191	$14,548

10. Net (Loss) Income per Share

Basic and diluted net (loss) income per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic Earnings Per Share:
Numerator:
Net (loss) income	$(60,002)	$68,218	$(181,361)	$(15,577)
(Loss) income attributable to common stockholders - basic	$(60,002)	$68,218	$(181,361)	$(15,577)

Denominator:
Weighted-average shares outstanding	122,527,275	91,757,614	102,380,700	91,649,035
Net (loss) income per share applicable to common stockholders - basic	$(0.49)	$0.74	$(1.77)	$(0.17)

Diluted Earnings Per Share
Numerator:
Net (loss) income	$(60,002)	$68,218	$(181,361)	$(15,577)
(Loss) income attributable to common stockholders - basic	$(60,002)	$68,218	$(181,361)	$(15,577)

Denominator:
Weighted-average shares outstanding	122,527,275	91,757,614	102,380,700	91,649,035

Dilutive impact from:
Stock options to purchase common stock	—	3,186,762	—	—
Unvested restricted stock units	—	8,741	—	—
Weighted-average shares outstanding - diluted	122,527,275	94,953,117	102,380,700	91,649,035
Net (loss) income per share applicable to common stockholders - diluted	$(0.49)	$0.72	$(1.77)	$(0.17)

Anti-dilutive potential common stock equivalents excluded from the calculation of net loss (income) per share:
Stock options to purchase common stock	14,908,709	7,716,681	14,908,709	10,903,443
Unvested restricted stock units	1,601,288	549,455	1,601,288	558,196
Shares issuable under ESPP	62,010	—	20,897	—

The anti-dilutive potential common stock equivalents for the three and nine months ended September 30, 2022 and 2021 were excluded from the computation of diluted net income per share attributable to common stockholders because those stock options to purchase common stock and restricted stock units had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods.

11. Collaboration Revenue

License Agreement with NHSc Rx License GmbH (Nestlé)

Summary of Agreement

In July 2021, the Company entered into a license agreement (the “2021 License Agreement”) with NHSc Pharma Partners, succeeded by NHSc Rx License GmbH (together with Société des Produits Nestlé S.A., their affiliates, and their subsidiaries, "Nestlé"). Under the terms of the Agreement, the Company granted Nestlé a co-exclusive, sublicensable (under certain circumstances) license to develop, commercialize and conduct medical affairs activities for (i) therapeutic products based on the Company's microbiome technology (including the Company's SER-109 product candidate) that are developed by the Company or on the Company's behalf for the treatment of CDI and recurrent CDI, as well as any other indications pursued for the products upon mutual agreement of the parties (the “2021 Field”) in the United States and Canada (the “2021 Licensed Territory”), and (ii) the Company's SER-109 product candidate and any improvements and modifications thereto developed pursuant to the terms of the 2021 License Agreement (the "2021 Collaboration Products") for any indications in the 2021 Licensed Territory. The Company is responsible for completing development of SER-109 in the 2021 Field in the United States until first regulatory approval for SER-109 is obtained.

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

Accounting Analysis

The 2021 License Agreement represents a separate contract between Nestlé and the Company. The 2021 License Agreement is within the scope of Accounting Standard Update 2018-18, Collaborative Arrangements (Topic 808), and has elements that are within the scope of ASC 606 - Revenue From Contracts with Customers (Topic 606) and Topic 808.

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

The Topic 606 transaction price of $139,500 has been allocated to the co-exclusive license for SER-109 and the services performed in accordance with the development and regulatory activity plan to obtain regulatory approval of SER-109 in the United States based on the Company’s SSP. The Company recognized revenue for the license performance obligation at a point in time, that is upon transfer of the license to Nestlé. As control of the license was transferred in July 2021, the Company recognized $131,343 of collaboration revenue - related party during the three and nine months ended September 30, 2021 pertaining to the license performance obligation. The remaining amount of the Topic 606 transaction price of $8,157 was allocated to the services performance obligation and is being recognized over time as the services are performed. During the three and nine months ended September 30, 2022 and 2021, the Company recognized $1,497, $3,678, $1,265, and $1,265, of collaboration revenue - related party, respectively, related to the services performance obligation under the 2021 License Agreement.

The amount allocated to the Topic 808 unit of accounting relates to the pre-launch activities performed prior to the first commercial sale of SER-109 and was determined to be $35,500 based on standalone selling price.

The Company recorded the $35,500 in total liabilities on its condensed consolidated balance sheet at the inception of the arrangement. On a quarterly basis, the Company and Nestlé provide financial information about the pre-launch activities performed by both parties. The Company reduces the $35,500 liability as the pre-launch activities are performed and it makes payments to Nestlé for the pre-launch costs Nestlé incurs. As of September 30, 2022, there was $34,112 included in accrued expenses and other current liabilities which represents Nestlé incurred costs not yet reimbursed.

The cost associated with pre-launch activities performed by the Company is recorded within total operating expenses in the Company’s condensed consolidated statements of operations and comprehensive (loss) income. In the three and nine months ended September 30, 2022 and 2021, the Company recognized $1,182, $4,355, $1,117, and $1,117, respectively, in research and development expenses and $1,676, $6,290, $1,701, and $1,701, respectively, in general and administrative expenses associated with pre-launch activities performed.

As the Company and Nestlé are both active participants in the pre-launch activities, the sharing of 50% of the pre-launch costs will be recognized in collaboration (profit) loss sharing - related party in the Company’s condensed consolidated statements of operations and comprehensive (loss) income. The Company recorded $1,051 and $346 of expense in the collaboration (profit) loss sharing line for the three and nine months ended September 30, 2022, respectively, compared to income of $1,127 for the same periods in the prior year.

Collaboration and License Agreement with Société des Produits Nestlé S.A. (Nestlé)

Summary of Agreement

In January 2016, the Company entered into a collaboration and license agreement with Nestec Ltd., succeeded by Société des Produits Nestlé S.A. (together with NHSc Rx License GmbH, their affiliates and their subsidiaries, “Nestlé”) (the “2016 License Agreement”) for the development and commercialization of certain product candidates for the treatment and management of CDI and inflammatory bowel disease (“IBD”), including UC and Crohn’s disease. The 2016 License Agreement supports the development of the Company’s portfolio of products for CDI and IBD in markets outside of the United States and Canada (the “2016 Licensed Territory”).

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

Accounting Analysis

The Company assessed the 2016 License Agreement in accordance with Topic 606 and concluded that Nestlé is a customer. The Company identified the following promises under the contract: (i) a license to develop and commercialize the 2016 Collaboration Products in the 2016 Licensed Territory, (ii) obligation to perform research and development services, (iii) participation on a joint steering committee, and (iv) manufacturing services to provide clinical supply to complete future clinical trials. In addition, the Company identified a contingent obligation to perform manufacturing services to provide commercial supply if commercialization occurs, which is contingent upon regulatory approval. This contingent obligation is not a performance obligation at inception and has been excluded from the initial allocation as it represents a separate buying decision at market rates, rather than a material right in the contract. The Company assessed the promised goods and services to determine if they are distinct. Based on this assessment, the Company determined that Nestlé cannot benefit from the promised goods and services separately from the others as they are highly interrelated and therefore not distinct. Accordingly, the promised goods and services represent one combined performance obligation and the entire transaction price will be allocated to that single combined performance obligation.

At contract inception, the Company determined that the $120,000 non-refundable upfront amount constituted the entirety of the consideration to be included in the transaction price as the development, regulatory, and commercial milestones were fully constrained. During the year ended December 31, 2016, the Company received $10,000 from Nestlé in connection with the initiation of the Phase 1b study for SER-262 in CDI. During the year ended December 31, 2017, the Company received $20,000 from Nestlé in connection with the initiation of the Phase 3 study for SER-109. During the year ended December 31, 2018, the Company received $40,000 from Nestlé in connection with the initiation of the Phase 2b study for SER-287. During the year ended December 31, 2020, the Company received $10,000 from Nestlé in connection with the initiation of the Phase 1b SER-301 study. As of September 30, 2022, the aggregate amount of the transaction price allocated to the performance obligation of the 2016 License Agreement was approximately $200,000.

During the three and nine months ended September 30, 2022 and 2021, using the cost-to-cost method, which best depicts the transfer of control to the customer, the Company recognized $1,947, $2,475, $(5,883) and $4,028 of collaboration revenue – related party, respectively.

As of September 30, 2022 and December 31, 2021, there was $97,664 and $103,817, respectively, of deferred revenue related to the unsatisfied portion of the performance obligation under the Nestlé agreements. As of September 30, 2022, the deferred revenue is classified as current or non-current in the condensed consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next 12 months, which is determined by the cost-to-cost method which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation. All costs associated with the 2016 License Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive (loss) income.

Contract Balances from Contracts with Customers

The following table presents changes in the Company’s contract liabilities during the nine months ended September 30, 2022 and 2021 (in thousands):

	Balance as of December 31, 2021	Additions	Deductions	Balance as of September 30, 2022
Nine Months Ended September 30, 2022
Contract liabilities:
Deferred revenue - related party	$103,817	—	(6,153)	$97,664

	Balance as of December 31, 2020	Additions	Deductions	Balance as of September 30, 2021
Nine Months Ended September 30, 2021
Contract liabilities:
Deferred revenue - related party	$108,174	8,157	(5,294)	$111,037

During the three and nine months ended September 30, 2022 and 2021 the Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$3,444	$(4,618)	$6,153	$4,028

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2022 or December 31, 2021.

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

The Company did not accrue any liabilities related to legal contingencies in its condensed consolidated financial statements as of September 30, 2022 or December 31, 2021.

13. Income Taxes

The Company did not provide for any income taxes in its condensed consolidated statement of operations and comprehensive (loss) income for the three and nine months ended September 30, 2022 and 2021.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of September 30, 2022 and December 31, 2021. Management reevaluates the positive and negative evidence at each reporting period.

As of September 30, 2022 and December 31, 2021, the Company had no accrued interest or tax penalties recorded. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The Company is currently under examination by the Internal Revenue Service ("IRS") for the period ended December 31, 2018 related to its R&D tax credits. The Company's tax years are still open under statute from 2011 to present. All years may be examined to the extent the tax credit or net operating loss carryforwards are used in future periods.

14. Related Party Transactions

As described in Note 11, in July 2021, the Company entered into the 2021 License Agreement with NHSc Pharma Partners, succeeded by NHSc Rx License GmbH (together with Société des Produits Nestlé S.A., their affiliates, and their subsidiaries, “Nestlé”). NHSc Rx License GmbH is an affiliate of one of the Company's significant stockholders, Société des Produits Nestlé S.A. During the three and nine months ended September 30, 2022 and 2021, the Company recognized $1,497, $3,678, $132,608, and $132,608, respectively, of related party revenue associated with the 2021 License Agreement. As of September 30, 2022 and December 31, 2021, there was $2,411 and $6,089 of deferred revenue related to the 2021 License Agreement, respectively, which is classified as current in the condensed consolidated balance sheets. As of September 30, 2022 and December 31, 2021 there was $34,112 and $31,683 included in accrued expenses and other liabilities related to the 2021 License Agreement. The Company made no payments to Nestlé during the three and nine months ended September 30, 2022. There is no amount due from Nestlé as of September 30, 2022.

As described in Note 11, in January 2016, the Company entered into the 2016 License Agreement with Nestec, Ltd, succeeded by Société des Produits Nestlé S.A. for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. Société des Produits Nestlé S.A. is one of the Company's significant stockholders. During the three and nine months ended September 30, 2022 and 2021, the Company recognized $1,947, $2,475, $(5,883), and $4,028, respectively, of related party revenue associated with the 2016 License Agreement. As of September 30, 2022 and December 31, 2021 there was $95,253 and $97,728 of deferred revenue related to the 2016 License Agreement, which is classified as current or non-current in the condensed consolidated balance sheets. The Company has made no payments to Nestlé during the three and nine months ended September 30, 2022. There was no amount due from Nestlé as of September 30, 2022.

As described in Note 9, the Company entered into a securities purchase agreement with Flagship Pioneering Fund VII, L.P. and Nutritional Health LTP Fund, L.P., affiliates of Flagship, one of the Company's significant stockholders, for the sale of 8,738,243 shares of its common stock at a purchase price of $3.15 per share as part of the Registered Direct Offering, which closed on July 5, 2022. The Company received proceeds from Flagship of $27,525.

In July 2022, the Company entered into a Pledge and Utilization Agreement with Flagship Pioneering Labs TPC, Inc., an affiliate of Flagship, for an option to lease certain manufacturing space. The Company paid $833 for this option which is classified in other non-current assets on the Company's condensed consolidated balance sheet as of September 30, 2022.

In July 2019, the Company entered into a sublease agreement with Flagship to sublease a portion of its office and laboratory space in Cambridge, Massachusetts. The term of the sublease agreement commenced in July 2019 and ended in November 2021. Under this agreement, the Company recorded other income of $437 and $1,361 during the three and nine months ended September 30, 2021, respectively. The Company received cash payments of $437 and $1,361 during the three and nine months ended September 30, 2021, respectively.

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

Our highest priority is preparing for potential commercialization of SER-109, an investigational oral microbiome therapeutic in development for recurrent Clostridioides difficile infection, or CDI. The FDA recently accepted for review our BLA for SER-109. The BLA has been granted Priority Review designation with a Prescription Drug User Fee Act, or PDUFA, target action date of April 26, 2023. If approved by the FDA, we plan to launch SER-109 with our collaborator, Aimmune Therapeutics, Inc., a Nestlé Health Science company, soon after approval.

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

In addition, we continue to leverage microbiome pharmacokinetic and pharmacodynamic data from across our clinical and preclinical portfolios, using our reverse translational microbiome therapeutic development platform to conduct research on various indications, including inflammatory and immune diseases, cancer, and metabolic diseases.

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

Many of our product candidates are still in preclinical development or early-stage discovery. Our ability to generate product revenue sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss was $181.4 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $795.7 million and cash, cash equivalents and investments totaling $233.0 million. We expect that our existing cash, cash equivalents and investments will be sufficient to fund our operating expenses, capital expenditure requirements and debt service obligations for at least the next 12-months from issuance of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

SER-109

SER-109 is an oral microbiome therapeutic candidate consisting of a consortium of purified Firmicutes spores. The SER-109 manufacturing purification process is designed to remove unwanted microbes in an effort to reduce the risk of pathogen transmission beyond donor screening alone. SER-109 is designed to reduce recurrent CDI in patients with a history of CDI by modulating the microbiome to a state that resists C. difficile germination and growth. SER-109, if approved, is intended to treat individuals with recurrent CDI, a patient population which includes nearly 170,000 cases per year in the United States.

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

ECOSPOR III data demonstrated that the study achieved its primary endpoint where SER-109 was superior to placebo in reducing CDI recurrence at eight weeks, reflecting a sustained clinical response rate of approximately 88% at eight weeks post-treatment. SER-109 resulted in a 27% absolute reduction of recurrence of CDI compared to placebo at eight weeks post-treatment, which is a relative risk reduction of 68%. The number-needed-to treat was 3.6. The rate of recurrence at 12 weeks in the SER-109 arm was 18.0%, compared to a rate of 46.2% in the placebo arm, representing an absolute risk reduction of 28% (relative risk 0.40; 95% CI 0.24-0.65; p <0.001 and p< 0.002 for the test sequence), and thereby consistent with the results seen at eight weeks. Results across stratifications of age and antibiotics remained similar. The study’s efficacy results related to the primary endpoint from all analyses exceeded the statistical threshold previously provided in consultation with the FDA that could allow this single clinical study to fulfill efficacy requirements for a BLA. The efficacy remained durable through 24 weeks of follow-up, as SER-109 was observed to significantly reduced recurrence rates compared to placebo over 24 weeks, 21.3% vs. 47.3%, respectively. These data were published in the New England Journal of Medicine in January 2022 and in the Journal of the American Medical Association in October 2022.

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

The FDA recently accepted for review our BLA for SER-109. The BLA has been granted Priority Review designation with a PDUFA target action date of April 26, 2023. If approved by the FDA, we plan to launch SER-109 with our collaborator, Aimmune Therapeutics, Inc., a Nestlé Health Science company, soon after approval.

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

In November 2022, we announced the completion of enrollment of cohort 1 of the Phase 1b clinical study of SER-155 designed to evaluate safety, microbiome alterations, and the impact on infections and/or GvHD associated with SER-155 in adult subjects who are undergoing allo-HSCT. We anticipate conducting a pre-planned meeting with the study’s Data and Safety Monitoring Board to review SER-155 cohort 1 safety data by the end of the year. In addition, we plan to announce initial safety and pharmacological data from cohort 1, including drug bacterial species engraftment, in early 2023. The study is being conducted at a number of leading cancer centers across the U.S.

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

Intellectual Property

Patent Portfolio

We have an extensive patent portfolio directed to rationally designed ecologies of spores and microbes. The portfolio includes both company-owned patents and applications, and those that we have rights to as licensee. For example, our portfolio includes an option to license foundational intellectual property related to the use of bacteria in combination with checkpoint inhibitors from MD Anderson. The patents and applications included in our portfolio cover both composition of matter and methods (e.g., method of treating). Our intellectual property rights related to SER-109, SER-155, SER-287 and SER-301 extend through 2034. We plan on continuing to broaden our patent portfolio. Currently, we have 24 active patent application families, which includes 22 nationalized applications and two pending at the PCT stage. To date, we have obtained 24 issued U.S. patents.

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

Collaboration (Profit) Loss Sharing - related party

Collaboration (profit) loss sharing – related party includes 50% sharing of the profit or loss related to the pre-launch activities and commercialization activities associated with the 2021 License Agreement with NHSc Rx License GmbH as discussed in Note 11 to our condensed consolidated financial statements.

Other Income (Expense), Net

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and investments.

Interest Expense

Interest expense consists of interest incurred under our loan and security agreement with Hercules.

Other (Expense) Income

Other (expense) income primarily consists of amortization of premiums on investments and sublease income.

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in the three and nine months ended September 30, 2022 or 2021.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022, or the Annual Report, are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the three and nine months ended September 30, 2022.

Results of Operations

Comparison of Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$3,444	$126,725	$(123,281)
Total revenue	3,444	126,725	(123,281)
Operating expenses:
Research and development	43,116	39,882	3,234
General and administrative	18,384	19,563	(1,179)
Collaboration (profit) loss sharing - related party	1,051	(1,127)	2,178
Total operating expenses	62,551	58,318	4,233
(Loss) income from operations	(59,107)	68,407	(127,514)
Other (expense) income:
Interest income	865	590	275
Interest expense	(1,727)	(744)	(983)
Other expense	(33)	(35)	2
Total other (expense) income, net	(895)	(189)	(706)
Net (loss) income	$(60,002)	$68,218	$(128,220)

Revenue

Total revenue was $3.4 million and $126.7 million for the three months ended September 30, 2022 and 2021, respectively. The decrease in revenue as compared to the prior period was primarily due to the collaboration revenue that was recognized during the third quarter of 2021 upon on the transfer of control of the license by the company to Nestlé, pursuant to the 2021 License Agreement. For additional information, see Note 11 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. The decrease in revenue was partially offset by an increase of $7.8 million in revenue recognized under the 2016 License Agreement as compared to the prior period.

Research and Development Expenses

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Microbiome therapeutics platforms	$8,552	$9,366	$(814)
SER-109	12,372	13,309	(937)
SER-287	795	1,568	(773)
Early stage programs	1,460	1,446	14
Total direct research and development expenses	23,179	25,689	(2,510)
Personnel-related (including stock-based compensation)	19,937	14,193	5,744
Total research and development expenses	$43,116	$39,882	$3,234

Research and development expenses were $43.1 million for the three months ended September 30, 2022 and $39.9 million for the three months ended September 30, 2021. The increase of $3.2 million was primarily due to the following:

•
an increase in personnel-related costs of $5.7 million primarily due to an increase of $4.9 million in salaries, bonus, payroll taxes and employee benefits expenses and an increase of $0.8 million in stock-based compensation expense as a result of increased headcount;

partially offset by the following:

•
a decrease of $0.9 million in expenses related to our SER-109 program due to a decrease in clinical trial costs,
•
a decrease of $0.8 million in expenses related to our SER-287 program due to a decrease in clinical trial costs of $0.4 million and a decrease in analytical testing of $0.4 million; and
•
a decrease of $0.8 million in research expenses related to our microbiome therapeutics platforms, primarily due to a decrease in facilities costs, lab supplies, and consumables of $1.4 million and a decrease in professional fees of $0.5 million, partially offset by increases in consulting expenses and analytical testing of $0.4 million and $0.6 million, respectively.

General and Administrative Expenses

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Personnel related (including stock-based compensation)	$7,663	$6,792	$871
Professional fees	6,832	10,586	(3,754)
Facility-related and other	3,889	2,185	1,704
Total general and administrative expenses	$18,384	$19,563	$(1,179)

General and administrative expenses were $18.4 million for three months ended September 30, 2022 compared to $19.6 million for the three months ended September 30, 2021. The decrease of $1.2 million was primarily due to the following:

•
a decrease in professional fees of $3.8 million primarily due to decrease in professional services and consulting fees of $3.3 million and a decrease in recruiting expenses of $0.6 million;

partially offset by the following:

•
an increase in personnel related costs of $0.9 million primarily due to an increase in salaries, bonus, payroll taxes and employee benefits expenses as a result of increased headcount;
•
an increase in facility-related and other costs of $1.7 million primarily due to increases in license costs and office supplies of $2.2 million, partially offset by a decrease in IT-related expenses of $0.5 million.

Collaboration (Profit) Loss Sharing - related party

Collaboration (profit) loss sharing – related party resulted in a $1.1 million expense to us for the three months ended September 30, 2022, compared to $1.1 million of income for the three months ended September 30, 2021. For the three months ended September 30, 2022 and 2021, we incurred $2.9 million and $2.8 million, respectively, of pre-launch expenses which we recorded within research and development expense or general and administrative expense based on the nature of the underlying expense. Our collaborative partner incurred $5.0 million and $0.6 million of pre-launch expenses for the three months ended September 30, 2022 and 2021, respectively. Therefore, the $1.1 million of expense recorded in the three months ended September 30, 2022 represents the sharing of 50% of the pre-launch expenses and represents a loss to us because we performed less of the pre-launch activities than our collaborative partner.

Other (Expense) Income, Net

Other (expense) income, net for the three months ended September 30, 2022 and 2021 was $0.9 million of expense and $0.2 million of expense, respectively. The increase in other (expense) income, net was primarily due to an increase in interest expense of $1.0 million, partially offset by an increase in interest income of $0.3 million.

Comparison of Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$6,153	$136,636	$(130,483)
Grant revenue	—	1,070	(1,070)
Total revenue	6,153	137,706	(131,553)
Operating expenses:
Research and development	126,700	105,139	21,561
General and administrative	57,290	48,755	8,535
Collaboration (profit) loss sharing - related party	346	(1,127)	1,473
Total operating expenses	184,336	152,767	31,569
Loss from operations	(178,183)	(15,061)	(163,122)
Other (expense) income:
Interest income	1,644	2,385	(741)
Interest expense	(4,140)	(2,172)	(1,968)
Other expense	(682)	(729)	47
Total other (expense) income, net	(3,178)	(516)	(2,662)
Net loss	$(181,361)	$(15,577)	$(165,784)

Revenue

Total revenue was $6.2 million and $137.7 million for the nine months ended September 30, 2022 and 2021, respectively. The decrease in revenue as compared to the prior period was primarily due to the collaboration revenue that was recognized during the third quarter of 2021 upon on the transfer of control of the license by the company to Nestlé, pursuant to the 2021 License Agreement. For additional information, see Note 11 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. Additionally, we recorded a decrease in collaboration revenue of $1.6 million as compared to the prior period under the 2016 License Agreement. Revenue for the nine months ended September 30, 2021 also included $1.1 million of grant revenue related to our CARB-X grant for SER-155. We graduated from the CARB-X program in May 2021 and will receive no additional funding.

Research and Development Expenses

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Microbiome therapeutics platforms	$25,126	$24,964	$162
SER-109	37,384	31,709	5,675
SER-287	1,614	7,976	(6,362)
Early stage programs	4,876	3,719	1,157
Total direct research and development expenses	69,000	68,368	632
Personnel-related (including stock-based compensation)	57,700	36,771	20,929
Total research and development expenses	$126,700	$105,139	$21,561

Research and development expenses were $126.7 million for the nine months ended September 30, 2022 and $105.1 million for the nine months ended September 30, 2021. The increase of $21.6 million was primarily due to the following:

•
an increase in personnel-related costs of $20.9 million primarily due to an increase of $19.0 million in salaries, bonus, payroll taxes and employee benefits expenses and an increase of $1.9 million in stock-based compensation expense as a result of increased headcount;
•
an increase of $5.7 million in expenses related to our SER-109 program primarily due to increases in facilities costs, lab supplies, and consumables of $6.1 million and consulting expenses of $0.8 million, partially offset by a decrease in clinical trial costs of $1.4 million; and
•
an increase of $1.2 million in expenses for our early stage programs primarily due to an increase in consulting expenses of $1.1 million and an increase in professional fees of $0.1 million; and
•
partially offset by a decrease of $6.4 million in expenses for our SER-287 program primarily due to a decrease in clinical trial costs of $5.7 million and a decrease in analytical testing of $0.8 million, as we continue to evaluate the data from our UC clinical stage programs, including SER-287, to inform next steps for further development.

General and Administrative Expenses

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Personnel related (including stock-based compensation)	$22,999	$16,520	$6,479
Professional fees	22,998	25,533	(2,535)
Facility-related and other	11,293	6,702	4,591
Total general and administrative expenses	$57,290	$48,755	$8,535

General and administrative expenses were $57.3 million for the nine months ended September 30, 2022 compared to $48.8 million for the nine months ended September 30, 2021. The increase of $8.5 million was primarily due to the following:

•
an increase in personnel related costs of $6.5 million primarily due to an increase of $4.8 million in salaries, bonus, payroll taxes and employee benefits expenses and an increase of $1.7 million in stock-based compensation expense as a result of increased headcount; and
•
a decrease in professional fees of $2.5 million primarily due to decreases in professional services and consulting fees;
•
an increase in facility-related and other costs of $4.6 million primarily due to increases in technology license costs and office supplies and IT-related expenses.

Collaboration (Profit) Loss Sharing - related party

Collaboration (profit) loss sharing – related party resulted in a $0.3 million expense to us for the nine months ended September 30, 2022, compared to $1.1 million of income for the nine months ended September 30, 2021. For the nine months ended

September 30, 2022 and 2021, we incurred $10.6 million and $2.8 million of pre-launch expenses which we recorded within research and development expense or general and administrative expense based on the nature of the underlying expense. Our collaborative partner incurred $11.3 million and $0.6 million of pre-launch expenses for the nine months ended September 30, 2022 and 2021. Therefore, the $0.3 million of expense recorded represents the sharing of 50% of the pre-launch expenses and represents a loss to us because we performed less of the pre-launch activities than our collaborative partner.

Other (Expense) Income, Net

Other (expense) income, net for the nine months ended September 30, 2022 and 2021 was $3.2 million of expense and $0.5 million of expense, respectively. The increase in other (expense) income, net was primarily due to an increase in interest expense of $2.0 million and a decrease in interest income of $0.7 million.

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

On June 29, 2022, we entered into securities purchase agreements with new and existing investors and certain directors and officers in a registered direct offering, or the Registered Direct Offering, of an aggregate of 31,746,030 shares of our common stock at a purchase price of $3.15 per share for total net proceeds of approximately $96.7 million, after deducting placement agent’s fees and other estimated offering expenses. Net proceeds included an aggregate of $27.5 million received from Flagship Pioneering Fund VII, L.P. and Nutritional Health LTP Fund, L.P., affiliates of Flagship Pioneering, or Flagship, one of the our significant stockholders, in exchange for 8,738,243 shares. The closing date of the Registered Direct Offering was July 5, 2022.

In May 2021, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $150.0 million, from time to time, through an “at the market” equity offering program under which Cowen acts as sales agent. As of September 30, 2022, we have not sold any shares of common stock under the Sales Agreement.

As of September 30, 2022, we had cash, cash equivalents and investments totaling $233.0 million and an accumulated deficit of $795.7 million. Based on our current plans and forecasted expenses, we believe that our cash, cash equivalents and investments as of September 30, 2022, will enable us to fund our operating expenses, capital expenditure requirements, and debt service obligations for at least the next 12 months from the issuance of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect.

Collaboration and Manufacturing Agreements

License Agreement with Société des Produits Nestlé S.A. (Nestlé)

In January 2016, we entered into the 2016 License Agreement with Nestec, Ltd., as succeeded by Société des Produits Nestlé S.A., or, together with NHSc Rx License GmbH, their affiliates, and their subsidiaries, Nestlé, for the development and commercialization of certain of our product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. In exchange for the license, Nestlé agreed to pay us an upfront cash payment of $120.0 million, which we received in February 2016. Nestlé has also agreed to pay us tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of certain products based on our microbiome technology that are being developed for the treatment of CDI and IBD, including SER-109, SER-262, SER-287 and SER-301, or collectively, the 2016 Collaboration Products, in markets outside of the United States and Canada, or the 2016 Licensed Territory. We are eligible to receive up to $285.0 million in development milestone payments, $375.0 million in regulatory payments and up to an aggregate of $1.1 billion for the achievement of certain commercial milestones related to the sales of 2016 Collaboration Products. The full potential value of the up-front payment and milestone payments payable by Nestlé is over $1.9 billion, assuming all products receive regulatory approval and are successfully commercialized. In September 2016, we received a $10.0 million milestone payment associated with the initiation of the Phase 1b clinical study for SER-262 in CDI. In June 2017, we initiated a Phase 3 clinical study of SER-109 (ECOSPOR III) in patients with multiply recurrent CDI. In July 2017, we received $20.0 million based on the achievement of this milestone under the 2016 License Agreement. In November 2018, we executed a letter agreement with Nestlé, or the Letter Agreement, modifying certain terms of the 2016 License Agreement. Under the Letter Agreement, Nestlé agreed to pay us the $20.0 million Phase 3 milestone payment upon commencement of the Phase 2b study for SER-287. In December 2018, we received $40.0 million in milestone payments in connection with the commencement of the Phase 2b study for SER-287. In August 2020, we received $10.0 million from Nestlé in connection with the initiation of the Phase 1b SER-301 study. To date, we have received $80.0 million in development milestones under the 2016 License Agreement with Nestlé.

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

License Agreement with NHSc Rx License GmbH (Nestlé)

On July 1, 2021, we entered into a License Agreement, or the 2021 License Agreement, with NHSc Pharma Partners, succeeded by NHSc Rx License GmbH, or, together with Société des Produits Nestlé S.A, their affiliates, and their subsidiaries, Nestlé. Pursuant to the 2021 License Agreement, we granted to Nestlé, under certain of our patent rights and know how, a co-exclusive, sublicensable (under certain circumstances) license to develop, commercialize and conduct medical affairs activities for (i) therapeutic products based on our microbiome technology (including our SER-109 product candidate) that are developed by us or on our behalf for the treatment of CDI and recurrent CDI, as well as any other indications pursued for the products upon mutual agreement of the parties, or the 2021 Field, in the United States and Canada, or the 2021 Licensed Territory, and (ii) our SER-109 product candidate and any improvements and modifications thereto developed pursuant to the terms of the 2021 License Agreement, or the 2021 Collaboration Products, for any indications in the 2021 Licensed Territory.

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

As of September 30, 2022 and December 31, 2021, the outstanding principal under the New Credit Facility was $50.0 million and $24.1 million, respectively. For a further description of the New Credit Facility, see Note 8 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash (used in) provided by operating activities	$(175,924)	$58,551
Cash provided by investing activities	76,502	50,902
Cash provided by financing activities	125,005	1,958
Net decrease in cash, cash equivalents and restricted cash	$25,583	$111,411

Operating Activities

During the nine months ended September 30, 2022, operating activities used $175.9 million of cash, primarily due to a net loss of $181.4 million and changes in our operating assets and liabilities of $22.9 million, partially offset by non-cash charges of $28.3 million. Non-cash charges consisted of stock-based compensation expense of $18.2 million, $3.6 million related to the amortization of right-of-use assets, $5.0 million of depreciation and amortization, and $0.7 million of net amortization of premium related to our investments, $0.6 million of non-cash interest expense, and loss sharing under the 2021 License Agreement with Nestlé of $0.3 million. Changes in our operating assets and liabilities during the nine months ended September 30, 2022 consisted of an increase in accrued expenses and other current and long-term liabilities of $2.9 million, a decrease in accounts payable of $3.3 million, a decrease in deferred revenue of $6.2 million, an increase in prepaid expenses and other current and other non-current assets of $12.9 million and a decrease in operating lease liabilities of $3.5 million. The increase in other current and other non-current assets is primarily driven by an increase in prepaid expenses of $7.3 million related to the Bacthera Agreement.

During the nine months ended September 30, 2021, operating activities provided $58.6 million of cash, primarily due to cash provided by changes in our operating assets and liabilities of $51.6 million and non-cash charges of $22.6 million, partially offset by a net loss of $15.6 million. Net cash provided by changes in our operating assets and liabilities during the nine months ended September 30, 2021 consisted of an increase in accrued expenses and other current and long-term liabilities of $43.0 million, an increase in accounts payable of $4.8 million, an increase in deferred revenue of $2.9 million, and a decrease in accounts receivable of $8.1 million. These increases were partially offset by an increase in prepaid expenses and other current and long-term assets of $5.0 million and a decrease in operating lease liabilities of $2.2 million. The increase in accrued expenses and other current and long-term liabilities was primarily due to an increase of $33.8 million which represents an amount owed to Nestlé for pre-launch activities in conjunction with the 2021 License Agreement. The increase in accounts payable was due to the timing of payments. The increase in deferred revenue was primarily due to the 2021 License Agreement. The decrease in accounts receivable is due to our receipt of receivables due during the quarter. The increase in prepaid expenses and other current and long-term assets was due to timing of payments to vendors. The decrease in operating lease liabilities was due to the cash payment of lease obligations.

Investing Activities

During the nine months ended September 30, 2022, net cash provided by investing activities was $76.5 million, consisting of sales and maturities of investments of $119.0 million, partially offset by purchases of investments of $36.1 million and purchases of property and equipment of $6.4 million.

During the nine months ended September 30, 2021, net cash provided by investing activities was $50.9 million, consisting of sales and maturities of investments of $126.0 million, partially offset by purchases of investments of $66.3 million and purchases of property and equipment of $8.0 million and purchases of restricted investments of $0.8 million.

Financing Activities

During the nine months ended September 30, 2022, net cash provided by financing activities was $125.0 million, consisting of $96.7 million of net proceeds received from the Registered Direct Offering that we completed in July 2022 and $27.6 million of proceeds received from the New Credit Facility, net of issuance costs. We also received $0.8 million from the issuance of common stock associated with the exercise of stock options, and $1.8 million in connection with the issuance of common stock under our 2015 Employee Stock Purchase Plan, or ESPP. These payments were partially offset by principal payments under the Original Credit

Facility of $1.9 million.

During the nine months ended September 30, 2021, net cash provided by financing activities was $2.0 million, consisting of $1.1 million from the issuance of common stock associated with the exercise of stock options and $0.8 million in connection with the issuance of common stock under our ESPP.

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

As of September 30, 2022, our cash, cash equivalents and investments consisted of cash and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of September 30, 2022, we had outstanding borrowings under the New Credit Facility. We accrue interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 6.40%, and (ii) 9.65%. An immediate 10% change in the Prime Rate would not have a material impact on our debt‑related obligations, financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $65.6 million for the year ended December 31, 2021, and $181.4 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $795.7 million. To date, we have financed our operations through the public offerings of our common stock, private placements of our common stock and preferred stock, payments under our collaboration agreements, and loan facility. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We have not completed development of any of our product candidates, which we call microbiome therapeutic candidates, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses may increase substantially as we:

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

We expect that our cash, cash equivalents and investments as of September 30, 2022 will be sufficient to fund our operating expenses, debt service obligations and capital expenditure requirements for at least the next 12-months from the issuance of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. In addition, the specifics of existing and future clinical trial activities could impact capital requirements and cash projections. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, risky and may take many years. The scope and amount of clinical data required to obtain marketing approvals can vary substantially from jurisdiction to jurisdiction, and it may be difficult to predict whether a particular regulatory body will require additional or different studies than those conducted by a sponsor, especially for novel product candidates such as our microbiome therapeutic candidates. The FDA or foreign regulatory authorities may delay, limit, or deny approval to market our product candidates for many reasons, including: our inability to demonstrate that the clinical benefits of our product candidates outweigh any safety or other perceived risks; the regulatory authority’s disagreement with the interpretation of data from nonclinical or clinical studies; the regulatory authority’s requirement that we conduct additional preclinical studies and clinical trials; changes in marketing approval policies during the development period; changes in or the enactment of additional statutes or regulations, or changes in regulatory review process for each submitted product application; or the regulatory authority’s failure to approve the manufacturing processes or third-party manufacturers with which we contract. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. A proposal for revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) is currently expected to be adopted by the European Commission by the end of the first quarter or the beginning of the second quarter in 2023. The proposed revisions, once they are agreed and adopted by the European Parliament and European Council (currently not expected before the end of 2024 or early 2025) may have a significant impact on the biopharmaceutical industry in the long term.

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

Risks Related to our Dependence on Third Parties and Manufacturing

The collaboration and license agreements with Société des Produits Nestlé S.A. and NHSc Rx License GmbH (collectively, and together with their affiliates and subsidiaries, Nestlé) are important to our business. If we or Nestlé fail to adequately perform under these agreements, or if we or Nestlé terminate the agreements, the development and commercialization of our CDI and IBD product candidates, including SER-109, SER-287, and SER-301, could be delayed or terminated and our business would be adversely affected.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how healthcare reform measures enacted by Congress or implemented by the Biden administration or other challenges to the ACA, if any, will impact the ACA or our business. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, enacted in August 2011, required sequestration that included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2030, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will increase in future years of the sequester. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Individual states in the United States have become increasingly active in implementing regulations designed to contain pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Most significantly, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

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

Our patent portfolio currently includes 24 active patent application families (which includes an option to license certain IP from MD Anderson and exclusive licenses to certain IP from Memorial Sloan Kettering Cancer Center). Of these, 22 applications have been nationalized and two are pending at the PCT stage. While we have obtained 24 issued U.S. patents, we cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents or our current patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, we are pursuing claims to therapeutic, binary compositions of certain bacterial populations. Any claims that may issue may provide coverage for such binary compositions and/or their use. However, such claims would not prevent a third party from commercializing alternative compositions that do not include both of the bacterial populations claimed in pending applications, potential applications or patents that have or may issue. There can be no assurance that any such alternative composition will not be equally effective. Further, given that our SER-109 product candidate is a complex composition with some variation from lot-to-lot and that, likewise, third-party compositions may have similar complexity and variability, it is possible that a patent claim may provide coverage for some but not all lots of a product candidate or third-party product. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.

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

The USPTO first issued a memorandum reflecting the USPTO’s interpretation of the cases related to patent eligibility of natural products on March 4, 2014, which it subsequently revised and expanded upon in several additional updates now incorporated into its Manual of Patent Examination Procedure. The USPTO’s interpretation of the case law and new guidelines for examination may influence, possibly adversely, prosecution and defense of certain types of claims in our portfolio.

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

The EU has also proposed a Regulation on Privacy and Electronic Communications, or ePrivacy Regulation, which, if adopted, would impose new obligations on the use of personal data in the context of electronic communications, particularly with respect to online tracking technologies and direct marketing. Additionally, the EU adopted the EU Clinical Trials Regulation, which came into effect on January 31, 2022. This regulation imposes new obligations on the use of data generated from clinical trials and enables European patients to have the opportunity to access information about clinical trials.

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

In October 2019, we entered into a loan and security agreement with Hercules pursuant to which a term loan facility in aggregate principal amount up to $50.0 million, or the Original Credit Facility, was available to us in three tranches, subject to certain terms and conditions. We received the first tranche of $25.0 million upon signing the agreement on October 29, 2019. We did not meet the milestone requirements for the second tranche under the Original Credit Facility, and as such, the additional second tranche amount of up to $12.5 million is not available for us to borrow. We elected not to borrow the third tranche of $12.5 million, which was available upon Hercules’ approval until June 30, 2021. The Original Credit Facility is secured by a lien on substantially all of our assets, other than intellectual property. We also agreed not to pledge or secure our intellectual property to others.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that these rules and regulations will continue to make it more difficult and more expensive for us to maintain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15

3.2	Amended and Restated Bylaws	8-K	001-37465	3.2	12/7/20

10.1#	Supply Agreement, dated September 15, 2015, by and between Seres Therapeutics, Inc. and GenIbet BioPharmaceuticals, SA, as amended					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

# Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K, Item 601(b)(10)(iv). Such omitted information is both (i) not material and (ii) the type that the Registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERES THERAPEUTICS, INC.

Date: November 2, 2022	By:	/s/ David Arkowitz
David Arkowitz
Executive Vice President, Chief Financial Officer and Head of Business Development (Principal Financial and Accounting Officer)