Form 10-K
period 2022-12-31
Seres Therapeutics, Inc.
filed 2023-03-07
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-37465

le

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 30, 2022, was $239,918,450. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the registrant as of such date have been excluded because such holders may be deemed to be affiliates.

As of March 3, 2023 there were 126,076,391 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022 are incorporated herein by reference in Part III.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including without limitation statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, including the anticipated PDUFA target action date and potential FDA approval of SER-109, manufacturing activities and related timing, commercialization efforts and related timing, our ability to continue as a going concern, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•
We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.
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

•
Other than SER-109, we are early in our development efforts and may not be successful in our efforts to use our reverse translational microbiome therapeutics platform to build a pipeline of product candidates and develop marketable drugs.
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

PART I

Item 1. Business

Overview

We are a microbiome therapeutics company developing a novel class of biological drugs, which are designed to treat disease by modulating the microbiome to restore health by repairing the function of a disrupted microbiome to a non-disease state. We have an advanced drug pipeline with clinical assets that are formulated for oral delivery and a differentiated microbiome therapeutics drug discovery and development platform including good manufacturing practices, or GMP, manufacturing capabilities for this novel drug modality.

Our highest priority is preparing for potential commercialization of SER-109, an investigational oral microbiome therapeutic in development for recurrent Clostridioides difficile infection, or CDI. In October 2022, the U.S. Food and Drug Administration, or FDA, accepted for review our biologics license application, or BLA, for SER-109. The BLA has been granted Priority Review designation with a Prescription Drug User Fee Act, or PDUFA, target action date of April 26, 2023. If approved by the FDA, we plan to launch SER-109 with our collaborator, Nestlé Health Science, soon after approval.

We are also designing microbiome therapeutics to decolonize pathogens and modulate host function to reduce and prevent infections. We believe that the scientific and clinical data from our SER-109 program validate this novel approach, which we refer to as Infection Protection. We believe the Infection Protection approach may be replicable across different bacterial pathogens to develop microbiome therapeutics with the potential to protect a range of medically compromised patients from infections. We are evaluating SER-155 in a Phase 1b study in patients receiving allogeneic hematopoietic stem cell transplantation, or allo-HSCT, to reduce incidences of gastrointestinal infections, bloodstream infections and graft-versus-host disease, or GvHD. In December 2022, the study’s Data and Safety Monitoring Board reviewed available clinical data for cohort 1 and cleared advancement to cohort 2. In February 2023, we announced the initiation of enrollment in cohort 2. We plan to announce initial safety and pharmacological data, including drug bacterial species engraftment from cohort 1, in May 2023. We are also progressing additional preclinical stage programs to evaluate how microbiome therapeutics may reduce incidence of infections in indications such as cancer neutropenia, chronic liver disease, solid organ transplant, and antimicrobial resistant infections more broadly in settings of high-risk such as intensive care units, or ICUs.

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

Advancing our Programs

•
Supporting the BLA submission for our lead product candidate, SER-109, for patients with recurrent CDI, and advancing preparations for potential commercialization. In October 2022, our BLA for SER-109 was accepted for Priority Review by the FDA. A PDUFA target action date has been set for April 26, 2023. We continue to execute pre-commercialization activities with our commercialization collaborator, Nestlé Health Science, including appropriate market education and data dissemination to the medical community. In addition, activities are ongoing to engage payers.

We launched a disease education campaign in the fourth quarter of 2021 with an increasingly robust media plan as we approach potential commercial launch. In the second quarter of 2022, we deployed an experienced Nestlé payer team to conduct preapproval information exchange activities. To date, this team has engaged payers covering more than 150 million lives. In order to complement the current gastroenterology sales force of Nestlé Health Science, in the fourth quarter of 2022, a hospital selling team of twenty employees were hired to profile the top volume hospitals across the U.S. during the remainder of our prelaunch phase. In addition, we have SER-109 drug supply ready in anticipation of product approval and continue to make progress expanding commercial-scale production of SER-109 to prepare for anticipated future market demand. Our Long-Term Manufacturing Agreement with BacThera AG, or Bacthera, a global leader in biopharmaceutical product manufacturing, is designed to increase longer-term SER-109 product supply and adds to existing manufacturing capabilities.
•
Maximizing the opportunity in Infection Protection. We believe that the scientific and clinical data from our SER-109 program validate our Infection Protection approach of using microbiome therapeutics to decolonize pathogens and modulate host function to reduce and prevent infections. Infection Protection may be replicable across different bacterial pathogens to develop microbiome therapeutics with the potential to protect a range of medically compromised patients from infections. We are evaluating SER-155 in a Phase 1b study in patients receiving allo-HSCT to reduce incidences of gastrointestinal infections, bloodstream infections and GvHD. We are also progressing additional preclinical stage programs to evaluate how microbiome therapeutics may reduce incidence of infection in indications such as cancer neutropenia, chronic liver disease, solid organ transplant, and antimicrobial resistant infections more broadly in settings of high-risk such as ICUs.
•
Continuing research to inform further development in UC and immune modulation. We previously announced clinical, microbiome and metabolomic data from our SER-287 Phase 2b study and the first cohort of our SER-301 Phase 1b study. Available data for these investigational microbiome therapeutics suggest that there may be an opportunity to utilize biomarker-based patient selection and stratification for future studies. Research activities remain ongoing to inform potential further development activities that include patient population and disease severity selection and dose optimization in these populations.

Advancing Our Capabilities

•
Leveraging our leading reverse translational microbiome therapeutics platform to develop additional innovative and novel microbiome therapeutics across a range of serious medical conditions with high unmet need including infectious and inflammatory disease and disease associated with modulation of host immunity. We believe that the combination of experience, proprietary data and proprietary know-how related to the microbiome, the functional properties of microbial species and strains, microbe-host interactions, the cultivation of microbial strains, and microbiome-specific functional screens and analytics provides us a competitive advantage in the design and development of microbiome therapeutics. Our platform enables us to build upon our existing and growing clinical experience to rationally design treatments for acute and complex chronic diseases. We intend to leverage this advantage to develop additional innovative microbiome therapeutics.
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

Our Microbiome Therapeutics Platform

We have developed the leading reverse translational microbiome therapeutics platform which we believe enables us to apply our capabilities to efficiently identify, manufacture and develop novel microbiome therapeutics for serious human diseases. We use a reverse translational discovery platform that incorporates analysis of microbiome biomarkers from human clinical data and preclinical assessments using human cell-based assays and in vitro/ex vivo and in vivo disease models. Specifically, we start with data sets from both healthy subjects and subjects with disease to delineate at high-resolution the composition of the microbiome and physiological state of subjects and to identify specific microbiome and host signatures that associate with disease or the onset of disease. These in-human insights on how different microbe species and strains and microbe-associated metabolites are associated with disease along with how these microbes and metabolites directly or indirectly modulate disease-relevant functional pathways in the host are leveraged in preclinical drug design and development.

Our discovery process begins with human data derived from clinical trials and cohort studies, which we use as a basis for target identification and the design of our microbiome therapeutic candidates. We compare healthy, normal colonic microbiomes to those in an unhealthy disrupted or disease state, revealing the ecological, compositional and functional differences between various states of disease and during the transition from health to disease or vice versa. Specifically, we utilize clinical data sets combined with advanced data sciences and microbiome analytics to identify microbiome signatures of disease at the resolution of specific species and strains, metabolites, and even genes that are associated with disease states. These microbiome biomarkers are associated with host signatures and biomarkers of disease to identify drug targets for our microbiome therapeutics. Our clinical data from the SER-109, SER-262, SER-401, SER-287 and SER-301 programs, and microbiome data generated with external collaborators, serve to instruct us on how the introduction of certain keystone microbes have the potential to restructure the microbiome and modulate the metabolic state of the gut to shift it to a non-disease state.

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

Our proprietary strain library of bacterial isolates from healthy donors and patients enables us to translate microbiome biomarker insights into defined consortia of bacteria. The strain library contains bacterial species isolated from individuals that are either healthy or that have a disease. Seres has developed extensive isolation and cultivation know-how. The strain library contains a majority of the Human Microbiome Project’s “most wanted” and many novel species we do not believe are described in other databases or the scientific literature. The functional properties of strains are characterized using proprietary in vitro and ex vivo human cell-based assays as well as full-genome sequences and genome functional annotation. Functional characterization of target strains includes properties such as how the bacteria interact with human colonic epithelial cells and human immune cells. We also seek to understand how these microbes improve the health of barrier cells in the gut and how they may impact immune responses.

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

Finally, we manufacture the bacterial composition under current Good Manufacturing Practices, or cGMP, or similar foreign requirements, which are required by FDA and European regulators. We believe our unique manufacturing capacities position us to exploit the insights of our proprietary human data and the novel biology of species and strains that have not previously been used for therapeutics. We have optimized fermentation conditions to generate spores and enhance bacterial yields in anaerobic fermentation and have in-house capabilities to formulate both spores and live non-spore bacteria. Our manufacturing facility in Cambridge, Massachusetts was designed to be fit-for-purpose and is highly differentiated compared to the offerings of commercial contract research organizations. We have secured additional capacity, designed to our specifications, via contract manufacturing organizations, or CMOs, to ensure adequate supply for potential commercial products. We continue working to address quality control requirements for our microbiome therapeutic candidates using proprietary microbiological and sequence-based testing schemes, including high-throughput quantitative analytics to assess the identity, potency, and purity of the final product. We intend to continue to work with regulators to meet the requirements for product approval.

Taken together, we believe our platform, spanning drug discovery, preclinical translation, and novel manufacturing and quality control approaches, has enabled a field leading pipeline across a range of therapeutics areas.

Disease Overview and Our Product Pipeline

We believe our microbiome therapeutic candidates represent a novel approach with potential application across a broad range of human diseases. Our lead product candidate, SER-109, is designed to reduce further recurrence of CDI, a debilitating infection of the colon, in patients who have received antibiotic therapy for recurrent CDI by restructuring the gastrointestinal microbiome and modulating the metabolic landscape to address CDI. If approved by the FDA, we believe SER-109 will be a first-in-field oral microbiome drug. Building upon SER-109, we are developing novel microbiome therapeutics, such as SER-155, to specifically target infections and antimicrobial resistance. SER-155, a microbiome therapeutic candidate consisting of a consortium of cultivated bacteria, is designed to reduce incidences of gastrointestinal infections, bloodstream infections and GvHD in patients receiving allo-HSCT. We are progressing additional preclinical stage programs to evaluate how microbiome therapeutics may reduce incidence of infection in indications such as cancer neutropenia, chronic liver disease, solid organ transplant, and antimicrobial resistant infections more broadly in settings of high-risk such as ICUs. We are also continuing research activities in UC, including evaluating the potential to utilize biomarker-based patient selection and stratification for future studies. In addition, we continue to leverage microbiome pharmacokinetic and pharmacodynamic data from across our clinical and preclinical portfolios, using our reverse translational microbiome therapeutic development platform to conduct research on various indications, including inflammatory and immune diseases, cancer, and metabolic diseases.

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

The Centers for Disease Control and Prevention, or CDC, has identified C. difficile as one of the top three most urgent antibiotic-resistant bacterial threats in the United States. It is the most common cause of hospital acquired infection in the United States, having overtaken MRSA. CDI is responsible for the deaths of over 20,000 Americans each year. During 2023, it is estimated that there will be approximately 459,000 cases of primary CDI and 156,000 incidences of recurrent CDI within the United States. CDI is also costly to the healthcare system. According to a study published in Clinical Infectious Diseases, the economic burden of CDI in 2008 in U.S. acute care facilities alone was estimated to be as much as $4.8 billion. In addition, the average recurrent CDI treatment cost in the U.S. is estimated to be $34 thousand per patient, comprising mostly (88%) hospital-related costs (Rodrigues Infect Control Hosp Epidemiol 2017). The national incidence of CDI remains high despite declining from 476,000 in 2011 to 462,000 in 2017 (Guh, New England Journal of Medicine 2020). Further, according to a 2014 article in the American Journal of Infection Control, from 2001 to 2010, incidence of CDI per 1,000 patients discharged increased from 4.5 to 8.2 with an average hospital stay of eight days. Due to suboptimal approaches to treatment, patients with primary CDI have an approximate 20% - 25% change of recurrent infection increasing to greater than 40% after the first recurrence (Gerding, CID 2018; Lashner ACG 2020; Dubberke CID 2018).

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

Fecal microbiota therapy. In November 2022, the FDA approved Rebyota, the first fecal microbiota product approved by the FDA, for the prevention of recurrence of CDI in individuals 18 years of age and older following antibiotic treatment for recurrent CDI. Rebyota is administered rectally and is prepared from stool sourced from qualified donors. The stool is tested for a panel of transmissible pathogens. We believe our CMC process is differentiated by additional processes to inactivate and clear potential adventitious agents to help ensure product safety.

Antibodies. Bezlotoxumab a fully human monoclonal antibody directed against C. difficile toxin B was approved in the United States in October 2016 and in Europe in 2017 for the treatment of CDI. According to Phase 3 studies, the antibody demonstrated 10% absolute risk reduction in preventing recurrence of CDI. Antibodies bind toxins to alleviate the symptoms of CDI, but they do not address the underlying disruption of the microbiome, which we believe is the cause of recurrent CDI. Bezlotoxumab requires intravenous infusion.

SER-109

SER-109 is an oral microbiome therapeutic candidate consisting of a consortium of purified Firmicutes spores. The SER-109 manufacturing purification process is designed to remove unwanted microbes in an effort to reduce the risk of pathogen transmission beyond donor screening alone. SER-109 is designed to reduce recurrent CDI in patients with a history of CDI by modulating the microbiome to a state that resists C. difficile germination and growth. SER-109, if approved, is intended to treat individuals with recurrent CDI, a patient population that is estimated to include approximately 156,000 cases in the United States during 2023.

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

Phase 3 clinical study design

In the Phase 3 ECOSPOR III clinical study of SER-109, patients with multiply recurrent CDI were randomized 1:1 between SER-109 and placebo. Diagnosis of CDI for both study entry and for endpoint analysis utilized a C. difficile cytotoxin assay, compared to the Phase 2 clinical study, where most patients were diagnosed by PCR. Patients in the SER-109 arm received a total SER-109 dose, administered over three days, approximately 10-fold higher than the dose used in the Phase 2 clinical study to drive rapid engraftment of SER-109 bacteria in treated patients. The study evaluated patients for 24 weeks and the primary endpoint was to compare the C. difficile recurrence rate in subjects who receive SER-109 verses placebo at up to eight weeks after dosing. CDI recurrence is defined as diarrhea (>3 unformed bowel movements/day for 2 or more consecutive days), a positive CDI toxin test, and the decision by the primary investigator that antibiotic treatment is warranted. The study was conducted at approximately 100 sites in the United States and Canada.

Phase 3 clinical study results

The study enrolled 182 patients with multiply recurrent CDI. ECOSPOR III data demonstrated that the study achieved its primary endpoint where SER-109 was superior to placebo in reducing CDI recurrence at eight weeks, reflecting a recurrence-free rate of approximately 88% at eight weeks post-treatment. SER-109 resulted in a 27% absolute reduction of recurrence of CDI compared to placebo at eight weeks post-treatment, which is a relative risk reduction of 68%. The number-needed-to treat was 3.6. The rate of recurrence at 12 weeks in the SER-109 arm was 18.0%, compared to a rate of 46.2% in the placebo arm, representing an absolute risk reduction of 28% (relative risk 0.40; 95% CI 0.24-0.65; p <0.001 and p< 0.002 for the test sequence), and thereby consistent with the results seen at eight weeks. Results across stratifications of age and antibiotics remained similar. The study’s efficacy results related to the primary endpoint from all analyses exceeded the statistical threshold previously provided in consultation with the FDA that could allow this single clinical study to fulfill efficacy requirements for a BLA. The efficacy results remained durable through 24 weeks of follow-up, as SER-109 was observed to significantly reduced recurrence rates compared to placebo over 24 weeks, 21.3% vs. 47.3%, respectively. These data were published in the New England Journal of Medicine in January 2022 and in the Journal of the American Medical Association in October 2022.

We believe the SER-109 safety results across completed studies have been favorable, with a well-tolerated adverse event profile. Overall incidence of patients who experienced treatment-emergent adverse events, or TEAEs, was 92.2% for SER-109 and 91.3% for placebo. SER-109 had no serious treatment-related adverse events. The most commonly observed TEAEs were gastrointestinal disorders, the majority of which were mild to moderate in nature.

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

In June 2022, we announced confirmatory results from the ECOSPOR IV open-label study. The overall safety results observed in ECOSPOR IV through 24 weeks showed that SER-109 was well tolerated, consistent with the safety results observed in the prior completed Phase 3 study, ECOSPOR III. In ECOSPOR IV, subjects treated with SER-109 had a recurrence rate of 8.7% at eight weeks, which represented a 91.3% recurrence-free rate, consistent with the 88% rate observed in the ECOSPOR III study. Subjects with a first recurrence of CDI (29% of subjects in the ECOSPOR IV study) had a CDI recurrence rate of 6.5%, and subjects with ≥ two prior CDI episodes (ECOSPOR III inclusion criteria) had a CDI recurrence rate of 9.7% at eight weeks. At 24 weeks, 13.7% of all subjects treated with SER-109 had a recurrence of CDI. In addition to data from the ECOSPOR III study, the ECOSPOR IV data was included as part of our BLA submission to the FDA.

In October 2022, the FDA accepted for review our BLA for SER-109. The BLA has been granted Priority Review designation with a PDUFA target action date of April 26, 2023. If approved by the FDA, we plan to launch SER-109 with our collaborator, Nestlé Health Science, soon after approval.

In addition, we plan on initiating a Phase 3 trial in the European Union, or EU, in order to expand access to the EU market upon potential approval.

Sales and Marketing

In July 2021, we entered into an agreement with NHSc Pharma Partners, succeeded by NHSc Rx License GmbH, or, together with Société des Produits Nestlé S.A, Nestlé, to jointly commercialize SER-109 in the United States and Canada. Under the terms of the agreement, Nestlé will assume the role of lead commercialization party. We received license payments of $175 million up front, and will receive an additional $125 million upon FDA approval of SER-109. The agreement also includes sales target milestones which, if achieved, could total up to $225 million. We will be responsible for development and pre-commercialization costs in the United States. Upon commercialization, we will be entitled to share equally in its commercial profits and losses.

This agreement represents a second strategic collaboration between the companies. Nestlé already has commercial rights to our investigational treatments for CDI and IBD outside of the United States and Canada, and with the July 2021 expansion, Nestlé became our global collaborator in SER-109.

If SER-109 is approved in the United States and Canada, we believe it can be commercialized with a focused specialty sales force that will target gastrointestinal and infectious disease physicians, which are the two primary groups of physicians who treat recurrent CDI patients. We have initiated commercial readiness activities that include: C. difficile market assessments, publication and presentation planning, stakeholder and advocacy relationship mapping, brand name selection, and initiation of payer and reimbursement strategic planning. We launched a disease education campaign in the fourth quarter of 2021 with an increasingly robust media plan as we approach potential commercial launch. In the second quarter of 2022, we deployed an experienced Nestlé payer team to conduct preapproval information exchange activities. To date, this team has engaged payers covering more than 150 million lives. In order to complement the current gastroenterology sales force of our commercialization collaborator, Nestlé Health Science, in the fourth quarter of 2022, a hospital selling team of twenty employees were hired to profile the top volume hospitals across the United States during the remainder of our prelaunch phase.

Infection Protection and SER-155

We believe that the scientific and clinical data from our SER-109 program validate our novel approach of using microbiome therapeutics to decolonize pathogens, resulting in reduced rate of infections in medically compromised patients. Data from the SER-109 Phase 3 trial published in the New England Journal of Medicine and Journal of the American Medical Association show that microbiome therapeutics can restructure the gut microbiome and shift the gut metabolic landscape. Additional data show that SER-109 rapidly reduces the abundance of bacteria associated with common antibiotic resistance genes, or ARGs, and reduces ARG abundance in the gut. Collectively, these data demonstrate the potential for microbiome therapeutics to restore colonization resistance and ultimately to reduce infections and antimicrobial resistance. This Infection Protection approach may be replicable in protecting a range of medically compromised patients from infections seeded by the gut microbiome. It may also enable us to reduce antimicrobial resistant infections, which the World Health Organization declared as a top ten global public health threat facing humanity.

We are evaluating SER-155 in a Phase 1b study in allo-HSCT recipients to reduce incidences of gastrointestinal infections, bloodstream infections and GvHD. We are also progressing additional preclinical stage programs to evaluate how microbiome therapeutics may reduce incidence of infection in indications such as cancer neutropenia, chronic liver disease, solid organ transplant, and antimicrobial resistant infections more broadly in settings of high-risk such as ICUs.

SER-155, an oral microbiome therapeutic candidate consisting of a consortium of cultivated bacteria, is designed to decrease infection and translocation of antibiotic resistant bacteria in the gastrointestinal tract and modulate host immune responses to decrease GvHD. The rationale for this program is based in part on published clinical evidence from our collaborators at Memorial Sloan

Kettering Cancer Center showing that allo-HSCT patients with decreased diversity of commensal microbes are significantly more likely to die due to infection and/or lethal GvHD. SER-155 was designed using our reverse translational microbiome therapeutics development platform to reduce incidences of gastrointestinal infections, bloodstream infections and GvHD in patients receiving allo-HSCT. The SER-155 Phase 1b study is designed to include approximately 70 patients in both an open-label and a randomized, double-blind, placebo-controlled cohort that will evaluate safety and tolerability before and after HSCT. Additionally, the engraftment of SER-155 bacteria (a measure of pharmacokinetics) and the efficacy of SER-155 in preventing infections and GvHD will be evaluated. In December 2022, the study’s Data and Safety Monitoring Board reviewed available clinical data for cohort 1 and cleared advancement to cohort 2. In February 2023, we announced the initiation of enrollment in cohort 2. We plan to announce initial safety and pharmacological data, including drug bacterial species engraftment from cohort 1, in May 2023. The study is being conducted at a number of leading cancer centers across the U.S.

Irritable Bowel Disease, Ulcerative Colitis, SER-287 and SER-301

UC, a form of irritable bowel disease, or IBD, is a relapsing-remitting chronic inflammatory disorder affecting the mucosal surface of the colon, leading to episodes of bloody diarrhea, urgency and mucosal inflammation (Danese and Fiocchi, 2011), which generally begins in young adulthood and endures for life. The incidence of UC is rising worldwide, and the prevalence of the disease is highest in the United States, Canada, and Europe. In the United States alone, the prevalence of UC in adults is estimated to be 263 per 100,000, while in the pediatric population (age <20 years), prevalence of the disease is estimated to be 33.9 per 100,000. (Kappelman et al., 2013). The severity, extent, and duration of disease are also risk factors for developing colon cancer, which occurs at a rate as high as 0.5-1.0% per year, an important complication given the young age at which the disease strikes. Patients with UC also experience increased risk of CDI and primary sclerosing cholangitis, compared to the general population.

Currently, patients with UC require life-long therapy. Current medical therapies for the treatment of UC suppress the immune system rather than reduce the triggers of immune activation. We believe there remains an unmet need for safer agents with novel non-immunosuppressive mechanisms of action. Moreover, alternative therapy is needed for patients with UC who experience frequent flares or are intolerant to the aminosalicylate class of medication or where there are safety concerns relating to the use of immunomodulator or steroid therapy.

We continue our research activities in IBD, including evaluating the potential to utilize biomarker-based patient selection and stratification in future clinical studies in UC. UC patient populations are generally heterogeneous in their disease manifestation and we believe biomarker-based strategies may enable targeting more homogeneous patient populations in future studies.

In July 2021, we announced topline results from the SER-287 Phase 2b study evaluating SER-287 in patients with mild-to-moderate UC, which did not meet its primary endpoint of improving clinical remission rates compared to placebo. Following the data readout, in December 2021, we completed preliminary microbiome drug pharmacology analyses that demonstrated the engraftment of SER-287 bacterial species, however, unlike the Phase 1b study, anticipated changes in disease-relevant metabolites post-administration with SER-287 in the Phase 2b study were not observed to the same extent across the patients treated in the Phase 1b study.

In addition, we have completed preliminary analysis of data from the first cohort of the SER-301 Phase 1b study evaluating SER-301 in patients with mild-to-moderate UC, which included 15 subjects. Evaluation of the first cohort data by an independent Data Safety Monitoring Board indicated that it would be safe to proceed to the placebo-controlled second cohort. While efficacy was not a defined endpoint in the first cohort, evaluation of clinical outcome data collected as part of the study indicated that no subjects in the first cohort achieved clinical remission as defined by the FDA using the Three-Component Modified Mayo Score after 10 weeks of treatment, though there were improvements in one or more individual components (endoscopic, stool frequency and rectal bleeding subscores) in some patients. SER-301 was optimized relative to SER-287 to incorporate bacterial strains that engrafted across the majority of patients in our previous trials, and strains that were associated with positive clinical outcomes and the modulation of key microbial-associated metabolites. In the Phase 1b study, strains in SER-301 were observed to engraft in subjects across the trial period, and based on the assessment of metabolomic data, SER-301 demonstrated pharmacological properties consistent with its design and further led to baseline-dependent modulation of the metabolic landscape in the gastrointestinal tract of patients treated. In April 2022, we announced our decision not to proceed with the planned SER-301 Phase 1b second study cohort. In aggregate, our clinical and preclinical data suggest that there are IBD patient populations that may be more amenable to microbiome therapeutic intervention, and we continue to conduct analyses of data from our UC clinical stage programs and conduct preclinical studies to inform next steps for further development in UC and IBD more broadly.

Manufacturing

Donor-derived product candidates

SER-109 is a purified consortium of Firmicutes spores produced through a process of separation and purification from a natural human stool source, obtained from qualified, highly screened donors. The donor raw material is collected in a controlled setting, under a protocol that is designed to ensure that donors meet appropriate qualification criteria.

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

We initially process the donor material in our in-house Cambridge manufacturing facility, and then transfer the process intermediate to our partner CMO, GenIbet BioPharmaceuticals, SA, or GenIbet (acquired by Recipharm in February 2022), to further isolate and concentrate SER-109 for finishing to the oral capsule dosage form. The manufacturing process includes processes to inactivate and clear potential adventitious agents, to help ensure product safety. The purified drug substance is tested for identity, potency and purity, and subsequently formulated into drug product where it is again tested for identity, potency, purity, and pharmaceutical properties. The final drug product oral dosage form is four capsules daily for 3-days. Steps are specifically built into the process to remove and kill non-spore microbes. We have conducted validation studies demonstrating the ability of the process to inactivate and clear any potential extraneous pathogens of concern, and we believe we have sufficient data from these studies to support product registration. If approved, we anticipate that we will be able to produce a sufficient commercial supply of SER-109 to meet estimated demand in the United States using donations from a modest number of donors.

Commercial product supply for the initial phase of U.S. commercial launch is being produced at our Cambridge manufacturing facility and further processed at GenIbet. In November 2021, we entered into a collaboration with Bacthera to manufacture SER-109 to expand upon our existing capabilities for commercial product supply to meet anticipated demand in later years. Under the terms of the agreement, Bacthera is constructing a dedicated full-scale production suite for us at Bacthera’s Microbiome Center of Excellence in Visp, Switzerland, and is intended to provide manufacturing services for SER-109.

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

Material Agreements

Collaboration and Manufacturing Agreements

Collaboration and License Agreement with Société des Produits Nestlé S.A. (Nestlé)

In January 2016, we entered into the Collaboration and License Agreement, or the 2016 License Agreement, with Nestec, Ltd., as succeeded by Société des Produits Nestlé S.A., or, together with NHSc Pharma Partners, succeeded by NHSc Rx License GmbH, their affiliates, and their subsidiaries, Nestlé, for the development and commercialization of certain of our product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. The 2016 License Agreement will support the development of our portfolio of products for CDI and IBD in markets outside of the United States and Canada, or the 2016 Licensed Territory.

License Agreement with NHSc Rx License GmbH (Nestlé)

In July 2021, we entered into a License Agreement, or the 2021 License Agreement, with NHSc Pharma Partners, succeeded by NHSc Rx License GmbH, or, together with Société des Produits Nestlé S.A., their affiliates and their subsidiaries, Nestlé. Pursuant to the 2021 License Agreement, we granted to Nestlé, under certain of our patent rights and know how, a co-exclusive, sublicensable (under certain circumstances) license to develop, commercialize and conduct medical affairs activities for (i) therapeutic products based on our microbiome technology (including our SER-109 product candidate) that are developed by us or on our behalf for the treatment of CDI and recurrent CDI, as well as any other indications pursued for the products upon mutual agreement of the parties, or the 2021 Field in the United States and Canada, or the 2021 Licensed Territory, and (ii) our SER-109 product candidate and any improvements and modifications thereto developed pursuant to the terms of the 2021 License Agreement, or the 2021 Collaboration Products, for any indications in the 2021 Licensed Territory. We are responsible for completing development of SER-109 in the 2021 Field in the United States until first regulatory approval for SER-109 is obtained.

Long Term Manufacturing Agreement with Bacthera

In November 2021, we entered into a Long Term Manufacturing Agreement with BacThera AG, or Bacthera, a joint venture between Chr. Hansen and a Lonza Group affiliate, which was amended on December 14, 2022, or the Bacthera Agreement. The Bacthera Agreement governs the general terms under which Bacthera, or one of its affiliates, will (i) construct a dedicated full-scale production suite for us at Bacthera’s Microbiome Center of Excellence in Visp, Switzerland, which is currently under construction; and (ii) provide manufacturing services to us for our SER-109 product and other products, as agreed to by both parties.

GenIbet Supply Agreement

In September 2015, we entered into a Supply Agreement, or the Supply Agreement, with GenIbet BioPharmaceuticals, SA (acquired by Recipharm in February 2022) to provide certain manufacturing and supply services to us for our product candidates for purposes of conducting clinical trials and supporting commercial supply. In March 2022, the term of the Supply Agreement was extended through June 30, 2023.

Indebtedness

Loan and Security Agreement with Hercules

In October 2019, we entered into a loan and security agreement with Hercules Capital, Inc., or Hercules, pursuant to which a term loan in an aggregate principal amount of up to $50.0 million, or the Original Credit Facility, was available to us in three tranches, subject to certain terms and conditions. We received the first tranche of $25.0 million upon signing the agreement on October 29, 2019, but did not borrow either of the second two tranches, which were available at different times upon Hercules’ approval until June 30, 2021.

In April 2020, we entered into an amendment to the loan and security agreement with Hercules, or the First Amendment, permitting us to enter into a promissory note under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Stability Act.

In February 2022, we entered into a Second Amendment to the Original Credit Facility (as amended by the First Amendment), or the New Credit Facility, pursuant to which, term loans in an aggregate principal amount of up to $100.0 million have become available to us in five tranches subject to certain terms and conditions: (i) the first tranche in an aggregate principal amount of $25.0 million that was outstanding as of the February 24, 2022 effective date, or the Effective Date, (ii) the second tranche in an aggregate principal amount of $12.5 million that has been advanced to us and was outstanding as of the Effective Date, (iii) the third tranche in an aggregate principal amount of $12.5 million that has been advanced to us and was outstanding as of the Effective Date, (iv) the fourth tranche in an aggregate principal amount of $25.0 million that is available upon satisfaction of certain conditions, including the approval by the FDA of a biologics license application in respect of SER-109, or the Regulatory Approval Milestone, by no later than December 15, 2023, and (v) the fifth tranche in an aggregate principal amount of up to $25.0 million that is available through the amortization date upon satisfaction of certain conditions, including the lenders’ investment committee approval.

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
•
determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
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

Once a BLA has been accepted for review, the FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for Priority Review, six months after the FDA accepts the application for filing, but the overall timeframe is often extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether the biological product is safe, pure and potent and whether the facility or facilities in which it is manufactured meet standards designed to assure the product’s continued safety, purity and potency. The FDA may also refer the application to an Advisory Committee for review, evaluation, and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

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

A biologic is eligible for Fast Track designation if it is intended to treat a serious or life- threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. Fast Track designation provides increased opportunities for sponsor meetings with the FDA during preclinical and clinical development, in addition to the potential for rolling review, meaning that the agency may review portions of the marketing application before the sponsor submits the complete application, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA. Product candidates receiving Fast Track status may also be eligible for Priority Review, if the relevant criteria are met.

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

Any product candidate submitted to the FDA for approval, including a product candidate with Fast Track or Breakthrough Therapy designation, may also be eligible for additional FDA programs intended to expedite the review process, including Priority Review designation and accelerated approval. A BLA is eligible for Priority Review if the product candidate has the potential to provide a significant improvement in safety or effectiveness in the treatment, diagnosis or prevention of a serious disease or condition. Additionally, product candidates are eligible for accelerated approval if they can be shown to have an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality which is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Accelerated approval is usually contingent on a sponsor’s agreement to conduct confirmatory studies to verify and describe the product’s clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory studies in a timely manner or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

Non-clinical studies and clinical trials

Similar to the United States, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.

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

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization, or ICH, guidelines on Good Clinical Practices, or GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Additional GCP guidelines from the European Commission, focusing in particular on traceability, apply to clinical trials of advanced therapy medicinal products, or ATMPs. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

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

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practice, or GMP. Other national and EU-wide regulatory requirements may also apply.

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

Centralized procedure—Under the centralized procedure, following the opining of the EMA’s CHMP the European Commission issues a single MA valid throughout the EU. The centralized procedure is compulsory for certain types of products, such as (i) medicinal products derived from biotechnology processes, such as genetic engineering, (ii) designated orphan medicinal products, (iii) advanced therapy medicinal products, or ATMPs, such as gene therapy, somatic cell therapy and tissue engineered products, and (iv) medicinal products that contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative diseases, diabetes, autoimmune diseases and other immune dysfunctions, and viral diseases. The centralized procedure is optional for any products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or for which the granting of a MA would be in the interest of public health in the EU.

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

Brexit and the Regulatory Framework in the United Kingdom

Since the end of the Brexit transition period on January 1, 2021, Great Britain (England, Scotland and Wales) has not been directly subject to EU laws, however under the terms of the Ireland/Northern Ireland Protocol, EU laws generally apply to Northern Ireland. The EU laws that have been transposed into United Kingdom, or UK, law through secondary legislation remain applicable in Great Britain. However, under the Retained EU Law (Revocation and Reform) Bill 2022, which is currently before the UK parliament, any retained EU law not expressly preserved and “assimilated” into domestic law or extended by ministerial regulations (to no later than June 23, 2026) will automatically expire and be revoked by December 31, 2023. New legislation such as the EU CTR or in relation to orphan medicines will not be applicable in Great Britain. The UK government has passed a new Medicines and Medical Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, is the UK’s standalone medicines and medical devices regulator. Whilst Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In For example, the Budget Control Act of 2011, enacted in August 2011, among other things, included reductions of Medicare payments to providers, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, the American Rescue Plan Act of 2021 as signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s AMP, beginning January 1, 2024.

More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical and biological products. Most recently, on August 16, 2022 the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and the impact of the IRA on the pharmaceutical industry cannot yet be fully determined. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Adoption of other new legislation at the federal, state, or foreign level could further limit reimbursement for pharmaceuticals, including our product candidates if approved.

Data Privacy and Security

We may also be subject to U.S. federal, state and laws, regulations and standards governing the collection, use, access to, confidentiality, and security of health-related and other personal information, that could apply now or in the future to our operations or the operations of our partners. Numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations, govern the collection, use, disclosure, and protection of health-related and other personal information.

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

Human Capital

Employees

As of December 31, 2022, we had 431 full-time permanent employees. Sixty-four employees work in administration, operations, and commercial and 367 work in research and development. None of our employees in the U.S. are represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good. During 2022, we enhanced our capabilities by significantly expanding our employee base. The new employees were hired to support a variety of functions and key initiatives, including extending our research, clinical and pre-clinical pipeline development, as well as our medical affairs, manufacturing and commercialization capabilities, with hires in commercial, clinical development and operations, research, medical affairs, manufacturing, and general and administrative functions. We expect to continue to add additional employees in 2023, with a focus on further enhancing our capabilities and increasing our capacities in these areas as we continue our focus on gaining FDA approval for SER-109 for recurrent CDI.

Talent Acquisition and Development

We consider the intellectual capital, skills and experience of our employees to be an essential driver of our business and key to our future prospects. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, and we believe that our future success will depend in large part on our continued ability to attract and retain highly skilled employees. To attract qualified applicants to our company and retain our employees, we offer a total rewards package consisting of base salary and cash target bonus targeting the 50th to 75th percentile of the market based on geography, a comprehensive benefit package and equity compensation for every employee. Annual cash bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. Any actual bonus payout is based on a combination of individual performance and corporate performance.

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

Since inception, we have incurred significant operating losses. Our net loss was $250.2 million for the year ended December 31, 2022, $65.6 million for the year ended December 31, 2021, and $89.1 million for the year ended December 31, 2020. As of December 31, 2022, we had an accumulated deficit of $864.5 million. As noted elsewhere in this Annual Report on Form 10-K, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To date, we have financed our operations through the public offerings of our common stock, private placements of our common stock and preferred stock, payments under our collaboration agreements, and loan facility. We have devoted substantially all of our financial resources and efforts to developing our reverse translational microbiome therapeutics platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We have not completed development of any of our product candidates, which we call microbiome therapeutic candidates, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses may increase substantially as we:

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

We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.

Based on our currently available cash resources and our current level of operations and cash flows for the 12-month period subsequent to the date of issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe it is reasonably likely that we will require additional funding in early 2024. There are certain contingent payments associated with the approval of our BLA for SER-109, which is currently under priority review by the FDA, including the potential to receive a $125.0 million milestone payment from Nestlé pursuant to the 2021 License Agreement, and a $25.0 million tranche under our New Credit Facility with Hercules, which becomes available upon the satisfaction of certain conditions, including FDA approval of SER-109. While we anticipate receiving these contingent payments in the first half of 2023, there is no assurance we will receive them. Because these contingent payments, and the ability to obtain sufficient additional equity or debt financing with terms favorable or acceptable to us, cannot be considered probable according to the applicable accounting standards because they are outside our control, there is substantial doubt about our ability to continue as a going concern for at least 12 months from the date that our consolidated financial statements for the year ended December 31, 2022 were issued.

Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our audited consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments to reflect the possible inability of the Company to continue as a going concern within 12 months after the issuance of such financial statements.

We will need additional funding in order to complete development of our product candidates and commercialize our products, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Our expenses may increase in connection with our ongoing activities, particularly as we complete clinical development, scale up manufacturing operations, seek regulatory approval, and prepare for commercialization of SER-109 if approved, continue the SER-155 Phase 1b study, continue research activities evaluating UC, and continue to research, develop and initiate clinical trials of our other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution, and may not generate meaningful product revenues or collaboration profit in the near future. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

As noted above, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. Our future capital requirements will depend on many factors, including:

•
the ongoing and long-term impact of the COVID-19 pandemic;
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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Additionally, market volatility resulting from current macroeconomic conditions, the COVID-19 pandemic, or other factors could also adversely impact our ability to access capital as and when needed. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders and may decrease our stock price. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or others at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay, or discontinue one or more of our research or development programs or the commercialization of any product candidates, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially adversely affect our business, financial condition and results of operations.

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

Other than SER-109, we are early in our development efforts and may not be successful in our efforts to use our reverse translational microbiome therapeutics platform to build a pipeline of product candidates and develop marketable drugs.

We are using our reverse translational microbiome therapeutics platform to develop microbiome therapeutic candidates. Other than SER-109, we are at an early stage of development and our platform has not yet, and may never, lead to approvable or marketable drugs. We are developing additional product candidates that we intend to be used to reduce infection and treat diseases where the microbiome is implicated. We may have problems applying our technologies to these areas, and our product candidates may not be effective in reducing infection and disease. Our product candidates may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance.

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

Our reverse translational microbiome therapeutics platform relies on third parties for biological materials, including human stool. Some biological materials have not always met our expectations or requirements, and any disruption in the supply of these biological materials could materially adversely affect our business. For example, if any supplied biological materials are contaminated with disease organisms, we would not be able to use such biological materials. Although we have control processes and screening procedures, biological materials are susceptible to damage and contamination and may contain active pathogens. Improper storage of these materials, by us or any third-party suppliers, may require us to destroy some of our materials or products, which could delay the development or commercialization of our product candidates.

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
•
regulatory authorities or institutional review boards or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
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
•
regulatory authorities or institutional review boards or ethics committees may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
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

In addition, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted with respect to clinical trials. For instance, the regulatory landscape related to clinical trials in the European Union, or EU, recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as contract research organizations, or CROs, may impact our developments plans.

The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). However, on January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency, or MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The Government has not yet published a response to the consultation but the outcome will be closely watched and will determine whether the UK chooses to align with the CTR or diverge from it to maintain regulatory flexibility. Under the terms of the Protocol on Ireland/Northern Ireland, provisions of the CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products apply in Northern Ireland. A decision by the UK Government not to closely align its regulations with the new approach that has been adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

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
•
the availability of other treatments for the disease under investigation, including the use of fecal microbiota transplant, or FMT;
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

From time to time, we may publicly disclose interim, top-line or preliminary data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line or preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line or preliminary data we previously published. As a result, top-line and preliminary data should be viewed with caution until the final data are available. Adverse differences between interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, risky and may take many years. The scope and amount of clinical data required to obtain marketing approvals can vary substantially from jurisdiction to jurisdiction, and it may be difficult to predict whether a particular regulatory body will require additional or different studies than those conducted by a sponsor, especially for novel product candidates such as our microbiome therapeutic candidates. The FDA or foreign regulatory authorities may delay, limit, or deny approval to market our product candidates for many reasons, including: our inability to demonstrate that the clinical benefits of our product candidates outweigh any safety or other perceived risks; the regulatory authority’s disagreement with the interpretation of data from nonclinical or clinical studies; the regulatory authority’s requirement that we conduct additional preclinical studies and clinical trials; changes in marketing approval policies during the development period; changes in or the enactment of additional statutes or regulations, or changes in regulatory review process for each submitted product application; or the regulatory authority’s failure to approve the manufacturing processes or third-party manufacturers with which we contract. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. A proposal for revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) is currently expected to be adopted by the European Commission in the first quarter of 2023. The proposed revisions, once they are agreed and adopted by the European Parliament and European Council (currently not expected before the end of 2024 or early 2025) may have a significant impact on the biopharmaceutical industry in the long term.

There may also be interruptions or delays in the operations of the FDA or other foreign regulatory authorities due to the COVID-19 pandemic, which may impact approval timelines. The FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Additionally, regulatory authorities have substantial discretion in the approval process and may refuse to accept a marketing application if deficient. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. Of the large number of drugs in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized.

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

In addition, if a product with an orphan drug designation subsequently receives the first marketing approval for the disease or condition for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or other regulatory authorities from approving another marketing application for the same drug or biologic for that time period, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity for the orphan patient population. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if, at the end of the fifth year, it is established that a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or other regulatory authorities determine that the request for designation was materially defective or if the manufacturer is unable to assure a sufficient quantity of the drug or biologic to meet the needs of patients with the rare disease or condition. Exclusive marketing rights in the United States may also be unavailable if we or our collaborators seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective.

Even if we obtain orphan drug designation, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products. Further, even if we obtain orphan drug exclusivity for a product candidate, that exclusivity for a product may not effectively protect the product from competition because different drugs and biologics can be approved for the same disease or condition. Even after an orphan drug or biologic is approved, the FDA or other regulatory authorities can subsequently approve the same drug or biologic for the same disease or condition if the FDA or other regulatory authorities conclude that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time nor gives the drug any advantage in the regulatory review or approval process.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States, including the EMA, have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We rely, and expect to continue to rely, on third parties, including GenIbet and Bacthera, for certain aspects of materials supply for our product candidates in preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates on a timely basis or at all, or that such quantities will be available at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. For example, certain of our product candidates rely on human stool from third-party donors. If we do not obtain an adequate supply of donor-derived material to meet clinical or commercial demand, our ability to manufacture our product candidates may be delayed or adversely impacted.

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

We have manufacturing facilities at our Cambridge, Massachusetts locations where we conduct process development, scale-up activities and a portion of the manufacture of microbiome therapeutics. The FDA and other comparable foreign regulatory authorities must, pursuant to inspections that are conducted after submitting a BLA or relevant foreign marketing submission, confirm that the manufacturing processes for the product meet cGMP or similar regulatory requirements outside the United States. We have not yet received the final results of any inspections of our manufacturing facilities.

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

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current CDI treatment involves the use of antibiotics that are well established in the medical community or the use of FMT, and physicians may continue to rely on these treatments. If our product candidates receive approval but do not achieve an adequate level of acceptance, we or our collaborators may not generate significant product revenue and we may not become profitable. The degree of market acceptance of our approved product candidates, if any, will depend on a number of factors, including:

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

The development and commercialization of new drug and biologic products is highly competitive and is characterized by rapid and substantial technological development and product innovations. We and our collaborators face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. We are aware of a number of large pharmaceutical and biotechnology companies, as well as smaller, early-stage companies, that are pursuing the development or commercialization of products, including microbiome therapeutics, for reducing CDI and other disease indications we are targeting. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others may be based on entirely different approaches. For example, FMT is a procedure that has resulted in reports of high success rates for recurrent CDI. Potential competitors also include academic institutions, government agencies, not-for-profits, and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

In addition, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. It is difficult to predict whether or how any executive orders will be implemented, or whether they will be rescinded and replaced under future administrations. The policies and priorities of the new administrations are unknown and could materially impact the regulations governing our product candidates.

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

Our patent portfolio currently includes 24 active patent application families (which includes an option to license certain IP from MD Anderson and exclusive licenses to certain IP from Memorial Sloan Kettering Cancer Center). Of these, 22 applications have been nationalized and two are pending at the PCT stage. While we have obtained 24 issued U.S. patents with one currently allowed, we cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents or our current patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, we are pursuing claims to therapeutic, binary compositions of certain bacterial populations. Any claims that may issue may provide coverage for such binary compositions and/or their use. However, such claims would not prevent a third party from commercializing alternative compositions that do not include both of the bacterial populations claimed in pending applications, potential applications or patents that have or may issue. There can be no assurance that any such alternative composition will not be equally effective. Further, given that our SER-109 product candidate is a complex composition with some variation from lot-to-lot and that, likewise, third-party compositions may have similar complexity and variability, it is possible that a patent claim may provide coverage for some but not all lots of a product candidate or third-party product. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.

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

We may be subject to third-party preissuance submissions of prior art to the United States Patent and Trademark Office, or USPTO, or in a foreign jurisdiction in which our applications are filed, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. For example, on April 25, 2017, we filed a notice of opposition in the European Patent Office challenging the validity of a patent issued to The University of Tokyo. See “—Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.” The oral proceedings were held at the European Patent Office on February 18, 2019 and the Opposition Division required The University of Tokyo to narrow the scope of the claims of the patent. The University of Tokyo appealed certain aspects of the Opposition Division’s decision, as did we and other opponents. On November 18, 2022, The University of Tokyo requested termination of the appeal proceeding and revocation of its patent. On December 19, 2022, the Opposition Division officially terminated the appeal proceeding, and European Patent No. 2 575 835 B1 has been revoked in its entirety.

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

We are aware of numerous patents and pending applications owned by third parties in the fields in which we are developing product candidates, both in the United States and elsewhere. However, we may have failed to identify relevant third-party patents or applications. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Moreover, it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our product candidates and technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology. In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of a current or future product candidate, or we may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our products or the use of our products. We are aware of several pending patent applications containing one or more claims that could be construed to cover some of our product candidates or technology, should those claims issue in their original form or in the form presently being pursued. In addition, we are aware of third-party patent families that include issued and allowed patents, including in the United States, including claims that, if valid and enforceable, could be construed to cover some of our product candidates or their methods of use. On April 25, 2017, we filed a notice of opposition in the European Patent Office challenging the validity of a patent issued to The University of Tokyo and requesting that it be revoked in its entirety for the reasons set forth in our opposition. The oral proceedings were held at the European Patent Office on February 18, 2019 and the Opposition Division required The University of Tokyo to narrow the scope of the claims of the patent. The University of Tokyo appealed certain aspects of the Oppositions Division’s decision, as did we and other opponents. On November 18, 2022, The University of Tokyo requested termination of the appeal proceeding and revocation of its patent. On December 19, 2022, the Opposition Division officially terminated the appeal proceeding, and European Patent No. 2 575 835 B1 has been revoked in its entirety.

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

Additionally, Europe's planned Unified Patent Court, or UPC, may present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. Although this new court is being implemented to provide more certainty and efficiency to patent enforcement throughout Europe, it will also provide our competitors with a new forum to use to centrally challenge our patents if opted into the UPC, rather than having to seek invalidity or non-infringement decisions on a country-by-country basis. Once the UPC is established, it will be several years before the scope of patent rights that will be recognized and the strength of patent remedies that will be provided is known.

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

The COVID-19 pandemic and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred, supply chains have been disrupted, and facilities and production have been suspended. We are continuing to monitor the impact of the COVID-19 pandemic on our operations and ongoing clinical development activity. Our mitigation activities to minimize COVID-19-related operation disruptions are ongoing, however, given the severity and evolving nature of the situation, the timing of clinical readouts is uncertain. As a result of the COVID-19 pandemic, including any resurgence or the emergence of new variants, we or our collaborators may experience further disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

In addition, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of the COVID-19 pandemic and the continued increase in inflation rates and interest rates. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. The COVID-19 pandemic continues to rapidly evolve. The extent to which the pandemic further impacts our business, including our preclinical studies and clinical trials, results of operations and financial condition will depend on future developments which are highly uncertain and cannot be predicted with confidence. Such factors include but are not limited to the duration and severity of the pandemic, the impact of variants, travel restrictions, quarantines, shelter-in-place orders and social distancing recommendations and regulations in the U.S. and other countries, business closures or business disruptions, the adoption and effectiveness of vaccines and vaccine distribution efforts, and the effectiveness of other actions taken in the U.S. and other countries to contain and treat the disease.

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

We currently have limited international operations, but our business strategy incorporates potentially expanding internationally if any of our product candidates receive regulatory approval. We have conducted clinical studies in Australia and New Zealand in the past, and may in the future conduct clinical studies in other countries as well. We currently plan to rely on collaborators, including Nestlé, to commercialize certain approved products outside of North America. Also, for certain manufacturing services for SER-109, we rely on GenIbet in Portugal, and Bacthera, which is constructing a dedicated full-scale production suite for us in Switzerland. Doing business internationally involves a number of risks, including but not limited to:

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

Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.

In the ordinary course of our business, we collect and store sensitive data, including personally identifiable information, intellectual property and proprietary business information owned or controlled by ourselves or our employees, customers and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based data centers. We utilize external security and infrastructure vendors to manage parts of our data centers, and as a result a number of third-party vendors may or could have access to our confidential information. These applications and data encompass a wide variety of business-critical information, including research and development information, customer information, commercial information and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, unauthorized access, inappropriate modification and the risk of our being unable to adequately monitor and audit and modify our controls over our critical information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data or otherwise process it on our behalf. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take reasonable measures to protect sensitive data from unauthorized access, use or disclosure, our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to attack, damage and interruption from computer viruses and malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization.

We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. If we or our third-party vendors were to experience a significant cybersecurity breach of our or their information systems or data, the costs associated with the investigation and remediation could be material. Any such access, breach, or other loss of information could also result in legal claims or proceedings, and liability under federal or state laws that protect the privacy of personal information, and regulatory penalties. Notice of breaches may be required to affected individuals or other state, federal or foreign regulators, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such a notice could harm our reputation and our ability to compete. Although we have implemented security measures to prevent unauthorized access, such data is currently accessible through multiple channels, and there is no guarantee we can protect our data from breach.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials in the U.S. and abroad. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our results of operations, financial performance and business.

In the U.S., HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, or collectively HIPAA, imposes privacy, security and breach notification obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors. Most healthcare providers, including research institutions from which we obtain clinical trial information, are subject to privacy and security regulations promulgated under HIPAA. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not regulated under HIPAA. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information.

Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act of 2018, or CCPA, went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches has increased the likelihood of, and risks associated with data breach litigation. Further, the California Privacy Rights Act, or CPRA, generally went into effect on January 1, 2023, and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also creates a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, in Europe, European Union General Data Protection Regulation, or the GDPR, went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area, or EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU, or CJEU, limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses, or SCCs. In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

As of December 31, 2022, we had net operating loss carryforwards, or NOLs, of $501.8 million for federal income tax purposes and $481.9 million for state income tax purposes, which may be available to offset our future taxable income, if any. Our federal and state NOLs begin to expire in various amounts in 2035, provided that federal NOLs generated in taxable years after December 31, 2017 will not be subject to expiration. As of December 31, 2022, we also had federal and state research and development and other tax credit carryforwards of approximately $42.1 million and $8.5 million, respectively, net of uncertain tax position reserves, available to reduce future income tax liabilities. Our federal and state tax credit carryforwards begin to expire in various amounts in 2031 and 2028, respectively. The federal research and development tax credit carryforwards include an orphan drug credit carryforward of $25.6 million. These NOLs and tax credit carryforwards could expire unused, to the extent subject to expiration, and be unavailable to offset future taxable income or income tax liabilities. In addition, in general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs and tax credit carryforwards to offset future taxable income and income taxes. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of a corporation’s stock exceeds 50 percentage points over a three-year period. We have experienced ownership changes in the past, per the Section 382 study performed through December 31, 2020, and may experience ownership changes in the future because of future transactions in our stock, some of which may be outside our control. We believe that none of the existing tax attributes will expire unused as a result of the calculated limitations. If we undergo future ownership changes, our ability to use our NOLs and tax credit carryforwards could be further limited. For these reasons, we may not be able to use a material portion of our NOLs or tax credit carryforwards, even if we attain profitability. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future tax benefits of such assets. Federal NOLs arising in periods beginning after December 31, 2017 may generally only be used to offset 80% of taxable income in years beginning after December 31, 2020, which may require us to pay federal income taxes in future years despite generating federal NOLs in prior years.

The terms of our credit facility place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

In October 2019, we entered into a loan and security agreement with Hercules Capital, Inc., or Hercules, pursuant to which a term loan in an aggregate principal amount of up to $50.0 million, or the Original Credit Facility, was available to us in three tranches, subject to certain terms and conditions. We received the first tranche of $25.0 million upon signing the agreement on October 29, 2019, but did not borrow either of the second two tranches, which were available at different times upon Hercules’ approval until June 30, 2021.

In April 2020, we entered into an amendment to the loan and security agreement with Hercules, or the First Amendment, permitting us to enter into a promissory note under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Stability Act.

In February 2022, we entered into a second amendment to the loan and security agreement with Hercules, or the Second Amendment, which amended the Original Credit Facility. Pursuant to the Second Amendment, term loans in an aggregate principal amount of up to $100.0 million, or the New Credit Facility, have become available to us in five tranches, subject to certain terms and conditions: (i) the first tranche in an aggregate principal amount of $25.0 million that was outstanding as of the February 24, 2022 effective date, or the Effective Date, (ii) the second tranche in an aggregate principal amount of $12.5 million that has been advanced to us and was outstanding as of the Effective Date, (iii) the third tranche in an aggregate principal amount of $12.5 million that has been advanced to us and was outstanding as of the Effective Date, (iv) the fourth tranche in an aggregate principal amount of $25.0 million available upon satisfaction of certain conditions, including the approval by the FDA of a biologics license application in respect of SER-109 by no later than December 15, 2023, or the Regulatory Approval Milestone, and (v) the fifth tranche in an aggregate principal amount of up to $25.0 million that is available through the amortization date upon satisfaction of certain conditions, including the lenders’ investment committee approval. The New Credit Facility is secured by a lien on substantially all of our assets, other than intellectual property. We also agreed not to pledge or secure our intellectual property to others.

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

Our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 68.5% of our outstanding voting stock as of December 31, 2022. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Failure to keep up with evolving trends and shareholder expectations relating to environmental, social and governance, or ESG, practices or reporting could adversely impact our reputation, share price and access to and cost of capital.

Certain institutional investors, investor advocacy groups, investment funds, creditors and other influential financial market participants have become increasingly focused on companies’ ESG practices in evaluating their investments and business relationships, including the impact of business on the environment. Certain organizations also provide ESG ratings, scores and benchmarking studies that assess companies’ ESG practices. Although there are no universal standards for such ratings, scores or benchmarking studies, they are used by some investors to inform their investment and voting decisions. It is possible that our future stockholders or organizations that report on, rate or score ESG practices will not be satisfied with our ESG strategy or performance. Unfavorable press about or ratings or assessments of our ESG strategies or practices, regardless of whether or not we comply with applicable legal requirements, may lead to negative investor sentiment toward us, which could have a negative impact on our share price and our access to and cost of capital.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Research and Offices

Our corporate headquarters is located in Cambridge, Massachusetts, where we lease approximately 83,396 square feet of office, laboratory, and pilot manufacturing space under a lease that was originally set to expire in November 2023. In December 2022, we amended the lease to extend the expiration date with respect to 68,636 square feet of office, laboratory, and pilot manufacturing space to January 2030.

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

Item 3. Legal Proceedings

Opposition Proceeding

On October 19, 2016, the European Patent Office granted European Patent No. 2 575 835 B1 to The University of Tokyo. On April 25, 2017, we filed a notice of opposition to this patent in the European Patent Office, requesting that it be revoked in its entirety for the reasons set forth in our opposition. The oral proceedings were held at the European Patent Office on February 18, 2019 and the Opposition Division required The University of Tokyo to narrow the scope of the claims of the patent. The University of Tokyo appealed certain aspects of the Opposition Division’s decision, as did we and other opponents. On November 18, 2022, The University of Tokyo requested termination of the appeal proceeding and revocation of its patent. On December 19, 2022, the Opposition Division officially terminated the appeal proceeding, and European Patent No. 2 575 835 B1 has been revoked in its entirety.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “MCRB” since June 26, 2015. Prior to that time, there was no public market for our common stock.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between January 1, 2018 and December 31, 2022, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on December 31, 2017 in each of our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The comparisons reflected in the graph and table are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

Holders

As of March 3, 2023, there were approximately nine holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities during the quarter ended December 31, 2022.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the quarter ended December 31, 2022.

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

A discussion regarding our financial condition and results of operations for the years ended December 31, 2022 and 2021, including a year-to-year comparison between 2022 and 2021, is presented below. For a discussion regarding our financial condition and results of operations for the year ended December 31, 2020, including a year-to-year comparison between 2021 and 2020, refer to Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022.

Overview

We are a microbiome therapeutics company developing a novel class of biological drugs, which are designed to treat disease by modulating the microbiome to restore health by repairing the function of a disrupted microbiome to a non-disease state. We have an advanced drug pipeline with clinical assets that are formulated for oral delivery and a differentiated microbiome therapeutics drug discovery and development platform including good manufacturing practices, or GMP, manufacturing capabilities for this novel drug modality.

Our highest priority is preparing for potential commercialization of SER-109, an investigational oral microbiome therapeutic in development for recurrent Clostridioides difficile infection, or CDI. In October 2022, the FDA accepted for review our BLA for SER-109. The BLA has been granted Priority Review designation with a Prescription Drug User Fee Act, or PDUFA, target action date of April 26, 2023. If approved by the FDA, we plan to launch SER-109 with our collaborator, Nestlé Health Science, soon after approval.

We are also designing microbiome therapeutics to decolonize pathogens and modulate host function to reduce and prevent infections. We believe that the scientific and clinical data from our SER-109 program validate this novel approach, which we refer to as Infection Protection. We believe the Infection Protection approach may be replicable across different bacterial pathogens to develop microbiome therapeutics with the potential to protect a range of medically compromised patients from infections. We are evaluating SER-155 in a Phase 1b study in patients receiving allogeneic hematopoietic stem cell transplantation, or allo-HSCT, to reduce incidences of gastrointestinal infections, bloodstream infections and graft-versus-host disease, or GvHD. In December 2022, the study’s Data and Safety Monitoring Board reviewed available clinical data for cohort 1 and cleared advancement to cohort 2. In February 2023, we announced the initiation of enrollment in cohort 2. We plan to announce initial safety and pharmacological data, including drug bacterial species engraftment from cohort 1, in May 2023. We are also progressing additional preclinical stage programs to evaluate how microbiome therapeutics may reduce incidence of infection in indications such as cancer neutropenia, chronic liver disease, solid organ transplant, and antimicrobial resistant infections more broadly in settings of high-risk such as intensive care units, or ICUs.

We continue our research activities in ulcerative colitis, or UC, including evaluating the potential to utilize biomarker-based patient selection and stratification for future studies. In addition, we continue to leverage microbiome pharmacokinetic and pharmacodynamic data from across our clinical and preclinical portfolios, using our reverse translational microbiome therapeutics development platform to conduct research on various indications, including inflammatory and immune diseases, cancer, and metabolic diseases.

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

Many of our product candidates are still in preclinical development or early-stage discovery. Our ability to generate product revenue or collaboration profit sufficient to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss was $250.2 million for the year ended December 31, 2022 and as of December 31, 2022, we had an accumulated deficit of $864.5 million.

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
•
make strategic investments in our research discovery and development platforms and capabilities, to advance our priority programs;
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

As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of factors such as the impacts of the COVID-19 pandemic, the continued increase in inflation, and rising interest rates. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

As of December 31, 2022, we had cash, cash equivalents and short- and long-term investments totaling $181.3 million. Based on our currently available cash resources and our current level of operations and cash flows for the 12-month period subsequent to the date of issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K we will require additional funding in early 2024. In accordance with applicable accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within 12 months after the date of the issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In performing this analysis, we excluded certain elements of our operating plan that cannot be considered probable of occurring. Under the applicable accounting standards, the receipt of potential funding from future equity or debt issuances, and certain contingent payments associated with the approval of our BLA for SER-109, which is currently under priority review by the FDA, cannot be considered probable, as these events are outside our control. These contingent payments include a $125.0 million milestone payment from Nestlé pursuant to the 2021 License Agreement, and a $25.0 million tranche under our New Credit Facility with Hercules, which becomes available upon the satisfaction of certain conditions, including FDA approval of SER-109. Accordingly, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, are issued. See “Risk Factors— Risks Related to Our Financial Position and Need for Additional Capital —We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.”

SER-109

SER-109 is an oral microbiome therapeutic candidate consisting of a consortium of purified Firmicutes spores. The SER-109 manufacturing purification process is designed to remove unwanted microbes in an effort to reduce the risk of pathogen transmission beyond donor screening alone. SER-109 is designed to reduce recurrent CDI in patients with a history of CDI by modulating the microbiome to a state that resists C. difficile germination and growth. SER-109, if approved, is intended to treat individuals with recurrent CDI, a patient population that is estimated to include approximately 156,000 cases in the United States during 2023.

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

ECOSPOR III data demonstrated that the study achieved its primary endpoint where SER-109 was superior to placebo in reducing CDI recurrence at eight weeks, reflecting a recurrence-free rate of approximately 88% at eight weeks post-treatment. SER-109 resulted in a 27% absolute reduction of recurrence of CDI compared to placebo at eight weeks post-treatment, which is a relative risk reduction of 68%. The number-needed-to treat was 3.6. The rate of recurrence at 12 weeks in the SER-109 arm was 18.0%, compared to a rate of 46.2% in the placebo arm, representing an absolute risk reduction of 28% (relative risk 0.40; 95% CI 0.24-0.65; p <0.001 and p< 0.002 for the test sequence), and thereby consistent with the results seen at eight weeks. Results across stratifications of age and antibiotics remained similar. The study’s efficacy results related to the primary endpoint from all analyses exceeded the statistical threshold previously provided in consultation with the FDA that could allow this single clinical study to fulfill efficacy requirements for a BLA. The efficacy results remained durable through 24 weeks of follow-up, as SER-109 was observed to significantly reduced recurrence rates compared to placebo over 24 weeks, 21.3% vs. 47.3%, respectively. These data were published in the New England Journal of Medicine in January 2022 and in the Journal of the American Medical Association in October 2022.

In November 2021, we initiated a SER-109 expanded access program across the United States. The program is designed to enable eligible adults with recurrent CDI to obtain access to SER-109 prior to a potential FDA product approval.

In June 2022, we announced confirmatory results from the ECOSPOR IV open-label study. The overall safety profile observed in ECOSPOR IV through 24 weeks indicated that SER-109 was well tolerated, consistent with the safety profile observed in the prior completed Phase 3 study, ECOSPOR III. In ECOSPOR IV, subjects treated with SER-109 had a recurrence rate of 8.7% at eight weeks, which indicates a 91.3% recurrence-free rate, consistent with the 88% rate observed in the ECOSPOR III study. Subjects with a first recurrence of CDI (29% of subjects in the ECOSPOR IV study) had a CDI recurrence rate of 6.5%, and subjects with ≥ two prior CDI episodes (ECOSPOR III inclusion criteria) had a CDI recurrence rate of 9.7% at eight weeks. At 24 weeks, 13.7% of all subjects treated with SER-109 had a recurrence of CDI. In addition to data from the ECOSPOR III study, the ECOSPOR IV data was included as part of the rolling submission of the BLA to the FDA.

In October 2022, the FDA accepted for review our BLA for SER-109. The BLA has been granted Priority Review designation with a PDUFA target action date of April 26, 2023. If approved by the FDA, we plan to launch SER-109 with our collaborator, Nestlé Health Science, soon after approval.

In addition, we plan on initiating a Phase 3 trial in the European Union, or EU, in order to expand access to the EU market upon potential approval.

SER-155

SER-155, an oral microbiome therapeutic candidate consisting of a consortium of cultivated bacteria, is designed to decrease infection and translocation of antibiotic resistant bacteria in the gastrointestinal tract and modulate host immune responses to decrease GvHD. The rationale for this program is based in part on published clinical evidence from our collaborators at Memorial Sloan Kettering Cancer Center showing that allo-HSCT patients with decreased diversity of commensal microbes are significantly more likely to die due to infection and/or lethal GvHD. SER-155 was designed using our reverse translational discovery platform to reduce incidences of gastrointestinal infections, bloodstream infections and GvHD in patients receiving allo-HSCT. The SER-155 Phase 1b study is designed to include approximately 70 patients in both an open-label and a randomized, double-blind, placebo-controlled cohort that will evaluate safety and tolerability before and after HSCT. Additionally, the engraftment of SER-155 bacteria (a measure of pharmacokinetics) and the efficacy of SER-155 in preventing infections and GvHD will be evaluated. In December 2022, the study’s Data and Safety Monitoring Board reviewed available clinical data for cohort 1 and cleared advancement to cohort 2. In February 2023, we announced the initiation of enrollment in cohort 2. We plan to announce initial safety and pharmacological data, including drug bacterial species engraftment from cohort 1, in May 2023. The study is being conducted at a number of leading cancer centers across the U.S.

Irritable Bowel Disease, Ulcerative Colitis, SER-287 and SER-301

We continue our research activities in irritable bowel disease, or IBD, including evaluating the potential to utilize biomarker-based patient selection and stratification in future clinical studies in UC. UC patient populations are generally heterogeneous in their disease manifestation, and we believe biomarker-based strategies may enable targeting more homogeneous patient populations in future studies.

In July 2021, we announced topline results from our SER-287 Phase 2b study in mild-to-moderate UC patients, which did not meet its primary endpoint of improving clinical remission rates compared to placebo. Following the data readout, in December 2021, we completed preliminary microbiome drug pharmacology analyses that demonstrated the engraftment of SER-287 bacterial species, however, unlike the Phase 1b study, anticipated changes in disease-relevant metabolites post-administration with SER-287 in the Phase 2b study were not observed to the same extent across the patients treated in the Phase 1b study.

In addition, we have completed preliminary analysis of data from the first cohort of our SER-301 Phase 1b study in mild-to moderate UC patients, which included 15 subjects. Evaluation of the first cohort data by an independent Data Safety Monitoring Board indicated that it would be safe to proceed to the placebo-controlled second cohort. While efficacy was not a defined endpoint in the first cohort, evaluation of clinical outcome data collected as part of the study indicated that no subjects in the first cohort achieved clinical remission as defined by the FDA using the Three-Component Modified Mayo Score after 10 weeks of treatment, though there were improvements in one or more individual components (endoscopic, stool frequency and rectal bleeding subscores) in some patients. SER-301 was optimized relative to SER-287 to incorporate bacterial strains that engrafted across the majority of patients in our previous trials, and strains that were significantly associated with positive clinical outcomes and the modulation of key microbial-associated metabolites. In the Phase 1b study, strains in SER-301 were observed to engraft in subjects across the trial period, and based on the assessment of metabolomic data, SER-301 demonstrated pharmacological properties consistent with its design and further led to baseline-dependent modulation of the metabolic landscape in the gastrointestinal tract of patients treated. In April 2022, we announced our decision not to proceed with the planned SER-301 Phase 1b second study cohort. In aggregate, our clinical and preclinical data suggest that there are IBD patient populations that may be more amenable to microbiome therapeutic intervention, and we continue to conduct analyses of data from our UC clinical stage programs and conduct preclinical studies to inform next steps for further development in UC and IBD more broadly.

Intellectual Property

Patent Portfolio

We have an extensive patent portfolio directed to rationally designed ecologies of spores and microbes. The portfolio includes both company-owned patents and applications, and those that we have rights to as licensee. For example, our portfolio includes an option to license foundational intellectual property related to the use of bacteria in combination with checkpoint inhibitors from MD Anderson. The patents and applications included in our portfolio cover both composition of matter and methods (e.g., method of treating). Our intellectual property rights related to SER-109, SER-155, SER-287 and SER-301 extend through 2034. We plan on continuing to broaden our patent portfolio. Currently, we have 24 active patent application families, which includes 22 nationalized applications and two pending at the PCT stage. To date, we have obtained 24 issued U.S. patents and one U.S. patent application has been currently allowed.

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

Our primary focus of research and development since inception has been on our reverse translational microbiome therapeutics platform and the subsequent development of our product candidates. Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to investigators, consultants, CROs in connection with our preclinical studies and clinical trials, lab supplies and consumables, and regulatory fees. We do not allocate employee-related costs and other indirect costs to specific research and development programs because these costs are deployed across multiple product programs under development.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the near future as we scale up manufacturing operations, support the BLA review process by the FDA, and prepare for commercialization of SER-109, however in the event of approval of our BLA for SER-109, we expect the potential decline in research and development expenses related to SER-109 as the majority of commercial manufacturing costs will be capitalized. We expect to continue to discover and develop additional product candidates, including SER-155, and pursue later stages of clinical development of our product candidates. We also expect to continue conducting analyses of data from our UC clinical stage programs to inform next steps for further development.

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

Collaboration (Profit) Loss Sharing - related party

Collaboration (profit) loss sharing – related party includes 50% sharing of the profit or loss related to the pre-launch activities and commercialization activities associated with the 2021 License Agreement with Nestlé as discussed in Note 11 to our consolidated financial statements.

Other (Expense) Income, Net

Interest Income, Net

Interest income consists of interest earned on our cash, cash equivalents and investments.

Interest Expense

Interest expense consists of interest incurred under our loan and security agreement with Hercules.

Other (Expense) Income

Other (expense) income primarily consists of amortization of premiums on investments, amortization of debt issuance costs, and sublease income.

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2022, we had federal and state net operating loss carryforwards of $501.8 million and $481.9 million, respectively, both of which begin to expire in 2035. As of December 31, 2022, we also had federal and state research and development tax credit carryforwards of $42.1 million and $8.5 million, respectively, net of uncertain tax position reserves, which begin to expire in 2031 and 2028, respectively. The federal research and development tax credits include an orphan drug credit carryforward of $25.6 million.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles, or GAAP, in the United States. The preparation of our consolidated financial statements and related disclosures requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the consolidated financial statements and disclosures based on varying assumptions. We believe that the estimates and assumptions involved in the accounting policies described below may have the greatest potential impact on our consolidated financial statements and, therefore, consider these to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

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

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time, which include information from our CROs and CMOs reported to us on a periodic basis. Examples of estimated accrued research and development expenses include fees paid to:

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$7,128	$143,857	$(136,729)
Grant revenue	—	1,070	(1,070)
Total revenue	7,128	144,927	(137,799)
Operating expenses:
Research and development	172,920	141,891	31,029
General and administrative	79,694	69,261	10,433
Collaboration (profit) loss sharing - related party	1,004	(1,732)	2,736
Total operating expenses	253,618	209,420	44,198
Loss from operations	(246,490)	(64,493)	(181,997)
Other (expense) income:
Interest income	3,058	2,870	188
Interest expense	(6,020)	(2,910)	(3,110)
Other (expense) income	(705)	(1,045)	340
Total other expense, net	(3,667)	(1,085)	(2,582)
Net loss	$(250,157)	$(65,578)	$(184,579)

Revenue

Total revenue was $7.1 million and $144.9 million for the years ended December 31, 2022 and 2021, respectively. The decrease in total revenue of $137.8 million was primarily due to the collaboration revenue that was recognized during the year ended December 31, 2021 upon on the transfer of control of the license by the Company to Nestlé, pursuant to the 2021 License Agreement. In addition, the decrease was partially driven by a $7.4 million decrease in collaboration revenue attributable to the services performed pursuant to the 2016 License Agreement, partially offset by an increase of $2.0 million attributable to the services performed pursuant to the 2021 License Agreement. Revenue for the year ended December 31, 2021 also included $1.1 million of grant revenue related to our CARB-X grant for SER-155, from which we will receive no additional funding.

Research and Development Expenses

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Microbiome therapeutics platform	$36,142	$34,784	$1,358
SER-109	48,649	40,510	8,139
SER-287	1,715	9,881	(8,166)
Early stage programs	6,828	4,953	1,875
Total direct research and development expenses	93,334	90,128	3,206
Personnel-related (including stock-based compensation)	79,586	51,763	27,823
Total research and development expenses	$172,920	$141,891	$31,029

Research and development expenses were $172.9 million for the year ended December 31, 2022, compared to $141.9 million for the year ended December 31, 2021. The increase of $31.0 million was due primarily to the following:

•
an increase in personnel-related costs of $27.8 million primarily due to an increase of $24.5 million in salaries, bonus, payroll taxes and employee benefits expenses as well as a $3.3 million increase in stock-based compensation expense;
•
an increase of $8.1 million in expenses related to our SER-109 program, due primarily to an increase of $8.7 million in lab supplies and consumables, and facility-related costs, primarily from the opening of both the new donor collection facility in Tempe and the quality control lab in Waltham, as we advance development and scale SER-109 manufacturing to prepare for commercialization. The total increase is also attributable to an increase of $1.2 million in other manufacturing costs, and an increase of $0.8 million in professional fees, partially offset by a decrease in clinical trial costs of $1.9 million, and analytical testing of $0.7 million;
•
an increase of $1.9 million in expenses of our early stage programs primarily driven by an increase of $1.5 million in external consulting expenses, lab supplies and consumables of $0.3 million, and professional fees of $0.1 million;
•
an increase of $1.4 million in research expenses related to our reverse translational microbiome therapeutics platform due primarily to an increase of $1.6 million in lab supplies and consumables and $2.1 million in analytical testing, offset by a decrease of $1.6 million in professional fees and $0.7 million in clinical trials costs; partially offset by
•
a decrease of $8.2 million in expenses of our SER-287 program primarily driven by a decrease of $7.2 million in clinical trial costs and $1.2 million in analytical testing, offset by an increase of $0.3 million in materials storage costs.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase in the near future as we scale up manufacturing operations, support the BLA review process by the FDA, and prepare for commercialization of SER-109, however in the event of approval of our BLA for SER-109, we expect the potential decline in research and development expenses related to SER-109 as the majority of commercial manufacturing costs will be capitalized. We expect to continue to discover and develop additional product candidates, including SER-155, and pursue later stages of clinical development of our product candidates. We also expect to continue conducting analyses of data from our UC clinical stage programs to inform next steps for further development.

General and Administrative Expenses

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$31,277	$23,933	$7,344
Professional fees	32,260	33,754	(1,494)
Facility-related and other	16,157	11,574	4,583
Total general and administrative expenses	$79,694	$69,261	$10,433

General and administrative expenses were $79.7 million for the year ended December 31, 2022, compared to $69.3 million for the year ended December 31, 2021. The increase of $10.4 million was primarily due to the following:

•
an increase in personnel-related costs of $7.3 million, due to an increase of $5.3 million in salaries, bonus, payroll taxes and employee benefit expenses, and a $2.0 million increase in stock-based compensation expense; and
•
an increase in facility-related and other costs of $4.6 million due primarily to increases in licenses, computer expenses and office supplies of $5.4 million, offset by a decrease in information technology costs of $0.9 million; partially offset by
•
a decrease in professional fees of $1.5 million primarily due to a $2.0 million decrease in consulting and recruiting fees, offset by a $0.5 million increase in legal expenses.

Collaboration (Profit) Loss Sharing - related party

Collaboration (profit) loss sharing – related party was $1.0 million of expense for the year ended December 31, 2022, compared to $1.7 million of income for the year ended December 31, 2021. For the year ended December 31, 2022 we incurred $15.1 million of pre-launch expenses which we recorded within research and development expense or general and administrative expense based on the nature of the underlying expense, and our collaborative partner incurred $17.1 million of pre-launch expenses. Pre-launch expenses incurred by us and our collaborative partners increased from $5.6 million and $2.1 million, respectively, for the year ended December 31, 2021, due to 2022 being the first full year of the agreement. The $1.0 million of expense and $1.7 million of income recorded for the years ended December 31, 2022 and 2021, respectively, represent the sharing of 50% of the pre-launch expenses. These amounts represent expense to us in 2022 because our collaborative partner performed more of the pre-launch activities than we, and income to us in 2021 because we performed more of the pre-launch activities than our collaborative partner.

Other (Expense) Income, Net

Other (expense) income, net was $3.7 million of expense for the year ended December 31, 2022 compared to $1.1 million of expense for the year ended December 31, 2021. This increase was primarily driven by the increase in interest expense on the New Credit Facility, as a result of the increased outstanding balance and increasing interest rate throughout the year ended December 31, 2022.

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

In November 2019, we entered into a common stock sales agreement, or the 2019 Sales Agreement, with Cowen to sell shares of our common stock with aggregate gross sales proceeds of up to $25.0 million, from time to time, through an "at the market" equity offering program, or ATM, under which Cowen acts as sales agent. In March 2020, in connection with filing an updated registration statement on Form S-3 (File No. 333-237033), we entered into a new common stock sales agreement, or the 2020 Sales Agreement, with Cowen on substantially the same terms as the 2019 Sales Agreement and terminated the 2019 Sales Agreement. In May 2021, we entered into a new common stock sales agreement, or the 2021 Sales Agreement, with Cowen to sell shares of our common stock with aggregate gross sales proceeds of up to $150.0 million, from time to time, through an ATM under which Cowen acts as sales agent, and terminated the 2020 Sales Agreement. During the year ended December 31, 2022, we sold approximately 655 thousand shares of common stock under the 2021 Sales Agreement, at an average price of approximately $7.26 per share, raising aggregate net proceeds of approximately $4.4 million after deducting an aggregate commission of approximately 3%. During the year ended December 31, 2021, we did not sell any shares of common stock under the 2020 Sales Agreement or the 2021 Sales Agreement. During the year ended December 31, 2020, we sold approximately 5.8 million shares of common stock under the 2019 Sales Agreement and the 2020 Sales Agreement, as applicable, at an average price of approximately $4.40 per share, raising aggregate net proceeds of approximately $24.8 million after deducting an aggregate commission of approximately 3%.

On June 29, 2022, we entered into securities purchase agreements with new and existing investors and certain directors and officers in a registered direct offering, or the Registered Direct Offering, of an aggregate of 31,746,030 shares of our common stock at a purchase price of $3.15 per share for total net proceeds of approximately $96.7 million, after deducting placement agent’s fees and other estimated offering expenses. Net proceeds included an aggregate of $27.5 million received from Flagship Pioneering Fund VII, L.P. and Nutritional Health LTP Fund, L.P., affiliates of Flagship Pioneering, or Flagship, one of our significant stockholders, in exchange for 8,738,243 shares. The closing date of the Registered Direct Offering was July 5, 2022.

As of December 31, 2022, we had cash, cash equivalents and short- and long-term investments totaling $181.3 million and an accumulated deficit of $864.5 million. For the year ended December 31, 2022, we incurred a net loss of $250.2 million, and used cash in operations of $228.8 million. We expect that our operating losses and negative cash flows will continue for the foreseeable future. We are eligible to receive contingent milestone payments under the 2021 License Agreement if certain development, regulatory approval or sales target milestones are achieved. In the event of the approval of our BLA for SER-109, which is currently under priority review by the FDA, we will receive an additional $125.0 million payment from Nestlé pursuant to the 2021 License Agreement (see Note 11, Collaboration Revenue, to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K), and become eligible to receive a $25.0 million tranche under our New Credit Facility with Hercules, which becomes available upon the satisfaction of certain conditions, including FDA approval of SER-109. Additionally, following approval, we will be eligible to receive payments from Nestlé for the supply of SER-109. Following first commercial sale of SER-109, we will be entitled to share equally in its commercial profits and losses.

Under applicable accounting standards, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within 12 months after the date the consolidated financial statements are issued. The receipt of certain contingent payments associated with the FDA approval of our BLA for SER-109, which include the $125.0 million milestone payment from Nestlé and the $25.0 million tranche under our New Credit Facility with Hercules, cannot be considered probable, as these events are outside of our control. Based on its currently available cash resources, we believe it is reasonably likely that we will require additional funding in early 2024. Accordingly, management has concluded that these circumstances raise substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. We will need to generate significant revenues to achieve profitability, and we may never do so. Because of the numerous risks and uncertainties associated with the development of our current and any future product candidates, the development of our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses required for completing the research and development of our product candidates.

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

License Agreement with NHSc Rx License GmbH (Nestlé)

On July 1, 2021, we entered into a License Agreement, or the 2021 License Agreement, with NHSc Pharma Partners, succeeded by NHSc Rx License GmbH, or, together with Société des Produits Nestlé S.A., their affiliates, and their subsidiaries, Nestlé. Pursuant to the 2021 License Agreement, we granted to Nestlé, under certain of our patent rights and know how, a co-exclusive, sublicensable (under certain circumstances) license to develop, commercialize and conduct medical affairs activities for (i) therapeutic products based on our microbiome technology (including our SER-109 product candidate) that are developed by us or on our behalf for the treatment of CDI and recurrent CDI, as well as any other indications pursued for the products upon mutual agreement of the parties, or the 2021 Field, in the United States and Canada, or the 2021 Licensed Territory, and (ii) our SER-109 product candidate and any improvements and modifications thereto developed pursuant to the terms of the 2021 License Agreement, or the 2021 Collaboration Products, for any indications in the 2021 Licensed Territory.

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

Nestlé has the sole right to commercialize the 2021 Collaboration Products in the 2021 Licensed Territory in accordance with a commercialization plan, subject to our right to elect to provide up to a specified percentage of all promotional details for a certain target audience. Each party will use commercially reasonable efforts to commercialize the 2021 Collaboration Products in the 2021 Licensed Territory in accordance with the commercialization plan. Both parties will perform medical affairs activities for 2021 Collaboration Products in the 2021 Licensed Territory in accordance with a medical affairs plan. We will be solely responsible for the manufacturing and supply of 2021 Collaboration Products for commercialization under a supply agreement that will be entered into between the parties. We are responsible for commercialization and medical affairs activities costs incurred by the parties until first commercial sale of the first 2021 Collaboration Product in the 2021 Licensed Territory and in accordance with a pre-launch plan, up to a specified cap. Following first commercial sale of the first 2021 Collaboration Product, we will be entitled to share equally in its commercial profits and losses.

In exchange for the grant of the licenses under the 2021 License Agreement, Nestlé agreed to pay us a non-refundable, non-creditable and non-cancelable upfront payment of $175.0 million, which was received in July 2021. Nestlé also agreed to pay us an additional $125.0 million due upon FDA approval of SER-109, $10.0 million upon Canadian regulatory approval of SER-109, and sales target milestones payments totaling up to $225.0 million.

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

Long Term Manufacturing Agreement with Bacthera

In November 2021, we entered into a Long Term Manufacturing Agreement with BacThera AG, or Bacthera, a joint venture between Chr. Hansen and a Lonza Group affiliate, which was amended on December 14, 2022, or the Bacthera Agreement. The Bacthera Agreement governs the general terms under which Bacthera, or one of its affiliates, will (i) construct a dedicated full-scale production suite for us at Bacthera’s Microbiome Center of Excellence in Visp, Switzerland, which is currently under construction; and (ii) provide manufacturing services to us for our SER-109 product and other products, as agreed to by the parties.

Under the terms of the Bacthera Agreement, we agreed to pay Bacthera a total of at least 256 million CHF (or approximately $277 million) for the initial term of the agreement, inclusive of the construction fees and annual operating fees. Bacthera is funding the majority of the construction costs and will own and control the manufacturing suite during construction. The construction fees that we are responsible for represent a small percentage of the overall construction costs and are payable upon the achievement of certain milestones related to the construction of the dedicated manufacturing suite. The annual operating fee includes the cost of a baseline annual batch production volume. We have also agreed to pay certain other ancillary fees and a per-batch fee in excess of the baseline batches. These fees are subject to adjustment during construction for certain items outside of Bacthera’s control and annually against an agreed index. We will supply the active pharmaceutical ingredients to Bacthera to enable it to perform the services and pay for certain other raw materials and manufacturing components, which will be acquired by Bacthera.

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

Indebtedness

Loan and Security Agreement with Hercules

In October 2019, we entered into a loan and security agreement with Hercules Capital, Inc., or Hercules, pursuant to which a term loan in an aggregate principal amount of up to $50.0 million, or the Original Credit Facility, was available to us in three tranches, subject to certain terms and conditions. We received the first tranche of $25.0 million upon signing the agreement on October 29, 2019, but did not borrow either of the second two tranches, which were available at different times upon Hercules’ approval until June 30, 2021.

On April 16, 2020, we entered into an amendment to the Loan Agreement, or the First Amendment, permitting us to enter into a promissory note under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Stability Act. On April 17, 2020 we issued a Promissory Note to Bank of America, NA, or the Loan, pursuant to which we received loan proceeds of $2.9 million, however, based on updated guidance related to this program, we decided to repay the full amount of the Loan, and repaid the Loan on May 4, 2020.

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

The first tranche in an aggregate principal amount of $25.0 million was outstanding as of the Effective Date, after taking into account reborrowing by us on the Effective Date of a previously-repaid principal amount of approximately $2.9 million. The second tranche in an aggregate principal amount of $12.5 million and the third tranche in an aggregate principal amount of $12.5 million have been advanced to us and were outstanding as of the Effective Date. The fourth tranche in an aggregate principal amount of $25.0 million is available upon satisfaction of certain conditions, including the approval by the FDA of a biologics license application in respect of SER-109, or the Regulatory Approval Milestone, by no later than December 15, 2023. The fifth tranche in an aggregate principal amount of up to $25.0 million is available through the Amortization Date (as defined below) upon satisfaction of certain conditions, including the Lenders’ investment committee approval.

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

As of December 31, 2022 and 2021, the outstanding principal under the New Credit Facility was $50.0 million and $24.1 million, respectively. For a further description of the New Credit Facility, see Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Cash Flows

The following table summarizes our sources and uses of cash, cash equivalents and restricted cash for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
	(in thousands)
Cash (used in) provided by operating activities	$(228,816)	$6,688
Cash provided by investing activities	$82,428	$64,088
Cash provided by financing activities	$129,602	$1,178
Net (decrease) increase in cash, cash equivalents and restricted cash	$(16,786)	$71,954

Operating Activities

During the year ended December 31, 2022, net cash used in operating activities was $228.8 million, primarily due to net loss of $250.2 million and changes in our operating assets and liabilities of $18.4 million, partially offset by non-cash charges of $39.7 million. Non-cash charges consisted of $25.5 million of stock-based compensation expense, $5.2 million related to the amortization of right-of-use assets, $6.6 million of depreciation, $1.4 million of net amortization of premiums related to our investments and amortization of debt issuance costs, and collaboration loss sharing of $1.0 million related to the 2021 License Agreement with Nestlé. Changes in our operating assets and liabilities during the year ended December 31, 2022 primarily consisted of a $12.6 million increase in prepaid expenses and other current and non-current assets, a $7.1 million decrease in deferred revenue and a $4.2 million decrease in operating lease liabilities, partially offset by a $3.3 million increase in accrued expenses and other liabilities and a $2.2 million increase in accounts payable. The increase in prepaid expenses and other current and non-current assets was primarily due to the remittance of the second milestone payment pursuant to the Bacthera Agreement. The decrease in deferred revenue is due to recognition of revenue during the year for services performed under both the 2021 License Agreement and the 2016 License Agreement. The decrease in operating lease liabilities was due to the cash payment of lease obligations.

During the year ended December 31, 2021, net cash provided by operating activities was $6.7 million, primarily due to changes in our operating assets and liabilities of $41.5 million and non-cash charges of $30.7 million, partially offset by a net loss of $65.6 million. Non-cash charges consisted primarily of $20.2 million of stock-based compensation expense, $3.3 million related to the amortization of right-of-use assets, $5.9 million of depreciation, and $2.5 million of net amortization of premiums related to our investments, partially offset by collaboration profit sharing of $1.7 million related to the 2021 License Agreement with Nestlé. Changes in our operating assets and liabilities during the year ended December 31, 2021 primarily consisted of a $43.0 million increase in accrued expenses and other liabilities, a $9.4 million increase in accounts payable and a $9.4 million decrease in accounts receivable, partially offset by a $12.3 million increase in prepaid expenses and other current and non-current assets, a $4.4 million decrease in deferred revenue and a $3.6 million decrease in operating lease liabilities. The increase in accrued expenses and other current and long-term liabilities was primarily due to the liability established for pre-launch activities in conjunction with the 2021 License Agreement with Nestlé. The decrease in deferred revenue is due to recognition of revenue during the year, partially offset by an increase of $8.2 million, which represents the portion of the transaction price for the 2021 License Agreement allocated to the research and development services. The decrease in operating lease liabilities was due to the cash payment of lease obligations.

Investing Activities

During the year ended December 31, 2022, net cash provided by investing activities was $82.4 million, primarily due to maturities of investments of $140.5 million, partially offset by purchases of investments of $48.2 million and purchases of property and equipment of $9.8 million.

During the year ended December 31, 2021, net cash provided by investing activities was $64.1 million, primarily due to maturities of investments of $169.6 million, partially offset by purchases of investments of $96.0 million and purchases of property and equipment of $9.6 million.

Financing Activities

During the year ended December 31, 2022, net cash provided by financing activities was $129.6 million, consisting of $96.7 million of net proceeds received from the Registered Direct Offering that we completed in July 2022, $27.6 million of proceeds received from the New Credit Facility, and $4.4 million from the issuance of common stock via our at the market equity program, net of issuance costs. We also received $1.0 million from the issuance of common stock associated with the exercise of stock options and $1.8 million in connection with the issuance of common stock under our 2015 Employee Stock Purchase Plan, or ESPP. These cash inflows were partially offset by principal payments under the Original Credit Facility of $1.9 million.

During the year ended December 31, 2021, net cash provided by financing activities was $1.2 million. This was a result of $1.3 million from the exercise of stock options and $0.8 million from the issuance of common stock under the ESPP, partially offset by $0.9 million of principal payments relating to our term loan.

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

•
the impact of the COVID-19 pandemic, including any resurgence or the emergence of new variants;
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

Adequate additional funds may not be available to us on acceptable terms, or at all. Additionally, market volatility resulting from macroeconomic conditions, the COVID-19 pandemic, or other factors could also adversely impact our ability to access capital as and when needed. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our shareholders’ rights as common stockholders. Our loan and security agreement with Hercules currently includes, and any additional debt financing and preferred equity financing, if available, may involve agreements that include, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additional debt or preferred equity financing may also require the issuance of warrants, which could potentially dilute our shareholders’ ownership interest.

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

As discussed in Note 1 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within 12 months after the date the consolidated financial statements are issued. The receipt of potential funding from future equity or debt issuances and certain contingent payments associated with the FDA approval of our BLA for SER-109, which is currently under priority review by the FDA, which include the potential to receive a $125.0 million milestone payment from Nestlé pursuant to the 2021 License Agreement, and a $25.0 million tranche under our New Credit Facility with Hercules, cannot be considered probable, as these events are outside of our control. Based on our currently available cash resources and our current level of operations and cash flow analysis for the 12-month period subsequent to the date of issuance of the consolidated financial statements, we believe it is reasonably likely that it will require additional funding in early 2024. Accordingly, management has concluded that these circumstances raise substantial doubt about our ability to continue as a going concern.

Contractual Obligations and Commitments

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Such arrangements include those related to our lease commitments, long-term debt, and long-term manufacturing agreements.

Lease Commitments

Our lease commitments reflect payments due under our operating lease agreements for our corporate headquarters, office and laboratory space, and donor collection facilities, that expire between May 2028 and April 2033. As of December 31, 2022, our contractual commitments for our leases were $187.2 million, of which $16.8 million is expected to be paid within one year, and $170.5 million will be paid over the remaining term of such leases. Our lease commitments also include $5.5 million for leases that had not yet commenced as of December 31, 2022. For additional information on our leases and timing of future payments, please read Note 7, Leases, to the consolidated financial statements included in this Form 10-K.

Loan Agreement

Our commitments due for our term loan under our arrangement with Hercules total $7.0 million in interest-only payments through January 1, 2024, and a backend fee of $1.2 million due in November 2023. Our remaining commitments are due through October 2024, and include principal and interest payments of $53.3 million, and an additional fee upon maturity of the loan of $0.9 million. The interest rate in effect at December 31, 2022 was 13.40%. See Note 8, Notes Payable, to the consolidated financial statements for further discussion of the Hercules term loan.

Bacthera Long Term Manufacturing Agreement

Our commitments due under our long-term manufacturing agreement with Bacthera, inclusive of construction fees and annual operating fees, total $263.1 million, of which $65.5 million in construction fees are expected to be paid within one year, and the remaining $197.6 million in operating fees will be paid over the remaining 10 years, beginning in 2024 upon completion of the construction of the facility.

Other Obligations

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

As of December 31, 2022, our cash and cash equivalents consisted of cash and money market accounts. Our interest income is sensitive to changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of December 31, 2022, we had outstanding borrowings under the New Credit Facility. We accrue interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 6.40%, and (ii) 9.65%. An immediate 10% change in the Prime Rate would not have a material impact on our debt‑related obligations, financial position or results of operations

Item 8. Financial Statements and Supplementary Data

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer has concluded that as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K on page F-1.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Director Biographical Information

Name	Age	Position
Dennis A. Ausiello, M.D. (3)(4)	77	Director
Grégory Behar (3)	53	Director
Stephen Berenson (3)	62	Chairman of the Board of Directors
Paul R. Biondi (2)	53	Director
Willard H. Dere, M.D. (4)	69	Director
Claire M. Fraser, Ph.D. (1)(4)	67	Director
Kurt C. Graves (2)	55	Director
Richard N. Kender (1)(2)	67	Director
Eric D. Shaff	47	President, Chief Executive Officer and Director
Meryl S. Zausner (1)(2)	66	Director
(1)
Member of the audit committee.
(2)
Member of the compensation and talent committee.
(3)
Member of the nominating and corporate governance committee.
(4)
Member of the science and clinical development committee.

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

Stephen Berenson has served as Chairman of our board of directors since December 2019 and as a member of our board of directors since August 2019. Mr. Berenson has been a Managing Partner at Flagship Pioneering, a life sciences innovation firm which conceives, creates, resources and develops first-in-category life sciences companies, since June 2017. Prior to Flagship, Mr. Berenson spent 33 years in various roles as an investment banker at J.P. Morgan, most recently serving in the role of Vice Chairman of Investment Banking from 2005 to April 2017, where he focused on providing high-touch strategic advice and complex transaction execution to leading companies across all industries globally. He was co-founder of J.P. Morgan’s Global Strategic Advisory Council and co-founder of the firm’s Board Initiative. Mr. Berenson has served as chairman of the board of directors of Cellarity, a privately held company, since July 2021, and has served on the boards of directors of Moderna, Inc. since October 2017 and Repertoire Immune Medicines, a privately held company, since May 2021. Mr. Berenson received an S.B. in Mathematics from the Massachusetts Institute of Technology. We believe that Mr. Berenson is qualified to serve on our board of directors because of his extensive experience working with rapidly-growing companies across various industries.

Paul R. Biondi has served as a member of our board of directors since March 2020. Mr. Biondi is an Executive Partner and President of Pioneering Medicines at Flagship Pioneering, roles he has held since November 2019. Mr. Biondi joined Flagship Pioneering following a seventeen-year tenure at Bristol-Myers Squibb, or BMS, a pharmaceutical company, where he was most recently the Senior Vice President of Strategy and Business Development from October 2015 to November 2019. Prior to serving in the role of Senior Vice President of Strategy, from 2002 to 2015, Mr. Biondi held a series of other leadership roles within BMS’ Research and Development organization overseeing strategy, portfolio, and project management, as well as clinical and business operations. Mr. Biondi holds a bachelor’s degree from Dartmouth College and an M.B.A. from the J.L. Kellogg School of Management at Northwestern University. We believe that Mr. Biondi is qualified to serve on our board of directors because of his extensive experience in biopharmaceutical strategy and corporate development.

Willard H. Dere, M.D. has served as a member our board of directors since July 2017. Dr. Dere has been Professor Emeritus, Department of Internal Medicine, at the University of Utah School of Medicine since July 2022. Prior to retirement, and beginning in November 2014, Dr. Dere held multiple roles at the University of Utah Health Sciences Center, including Associate Vice President for Research, Co-Director of the Utah Clinical and Translational Science Institute, and Co-Director of the Center for Genomic Medicine. Prior to his professorship, from 2003 until 2014, Dr. Dere worked at Amgen, where he was Senior Vice President and head of Global Development, and led development programs in multiple therapeutic areas. From 1989 to 2014, he worked at Eli Lilly and led multiple development programs, and also worked in clinical pharmacology, regulatory affairs and safety. Dr. Dere has served on the boards of directors of BioMarin Pharmaceutical, Inc. since 2016 and Mersana Therapeutics, Inc. since 2018, and previously served on the boards of directors of Ocera Therapeutics and Radius Health. Dr. Dere received his B.A. in History and Zoology and M.D. from the University of California, Davis, completed his internal medicine residency training at the University of Utah, and his postdoctoral training in endocrinology and metabolism at the University of California, San Francisco. We believe Dr. Dere is qualified to serve on our board of directors due to his extensive academic experience and his knowledge of the biotechnology industry.

Claire M. Fraser, Ph.D. has served as a member of our board of directors since January 2023. Since 2007, Dr. Fraser has been the director of the Institute for Genome Sciences and a Professor of Medicine and Microbiology and Immunology at the University of Maryland School of Medicine in Baltimore, Maryland. From 1998 to 2007, she served as president and director of The Institute for Genomic Research, a not-for-profit research organization engaged in human and microbial genomics studies. Dr. Fraser has served on the board of directors of Becton, Dickinson, and Company since 2006, and previously served as the Chair of the Board and a director of the American Association for the Advancement of Science. Dr. Fraser received her bachelor’s degree in Biology from Rensselaer Polytechnic Institute and her Ph.D. in Pharmacology from State University of New York-Buffalo. We believe Dr. Fraser is qualified to serve on our board of directors due to her extensive academic experience and her knowledge of the microbiome industry.

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

Richard N. Kender has served as a member of our board of directors since October 2014. From October 1978 to September 2013, Mr. Kender held positions in a variety of corporate areas at Merck & Co., Inc., or Merck, a pharmaceutical company, most recently serving as Senior Vice President of Business Development and Corporate Licensing. Mr. Kender has served on the boards of directors of Poxel S.A. since March 2015 and Bicycle Therapeutics PLC since July 2019. He previously served on the boards of directors of INC Research Holdings, Inc. between December 2014 and August 2017, Abide Therapeutics, Inc., a privately held company, between December 2015 and May 2019, and ReViral Ltd., a privately held company, from November 2019 to June 2022. Mr. Kender received a B.S. in Accounting from Villanova University and an M.B.A. from Fairleigh Dickinson University. We believe Mr. Kender is qualified to serve on our board of directors because of his finance experience and knowledge of the biotechnology industry.

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

Meryl Zausner has served as a member of our board of directors since August 2018. Ms. Zausner worked for Novartis Pharmaceuticals, Inc., or Novartis, a pharmaceutical company, from 1988 until her retirement in 2017, most recently serving as Chief Financial and Administrative Officer and a member of the Pharmaceutical Executive Committee and Global Finance Leadership Team of Novartis in the United States. At Novartis, she helped launch the Oncology Business Unit, as well as the company’s shared services organization. Prior to serving as Chief Financial and Administrative Officer, Ms. Zausner was a member of the Novartis Global Oncology leadership team, where she contributed to the development and commercialization of therapies, including Gleevec® (imatinib). Ms. Zausner previously served on the boards of directors of Goldfinch Bio, Inc., a privately held company, from February 2021 to December 2022, the Multiple Myeloma Research Foundation from September 2009 to June 2021, and Neon Therapeutics, Inc. from December 2017 to May 2020. Ms. Zausner received a B.S. in Accounting and Economics from the University at Albany, SUNY. We believe Ms. Zausner is qualified to serve on our board of directors because of her finance and leadership experience and knowledge of the pharmaceutical industry.

Information about our Executive Officers

Name	Age	Position
Eric D. Shaff	47	President, Chief Executive Officer and Director
David Arkowitz	61	Executive Vice President, Chief Financial Officer and Head of Business Development
Paula A. Cloghessy	52	Executive Vice President and Chief People Officer
Thomas J. DesRosier	68	Executive Vice President and Chief Legal Officer
David S. Ege, Ph.D.	48	Executive Vice President and Chief Technology Officer
Matthew Henn, Ph.D.	48	Executive Vice President and Chief Scientific Officer
Lisa von Moltke, M.D.	64	Executive Vice President and Chief Medical Officer
Teresa L. Young, Ph.D.	56	Executive Vice President, Chief Commercial and Strategy Officer

Information concerning Eric D. Shaff, our President and Chief Executive Officer, may be found above in the section entitled “Director Biographical Information.”

David Arkowitz has served as our Executive Vice President, Chief Financial Officer and Head of Business Development since June 2021. Previously, he served as the Chief Financial Officer of Flexion Therapeutics, Inc., a biotechnology company, from May 2018 to May 2021. From September 2013 to May 2018, Mr. Arkowitz served as Chief Operating Officer and Chief Financial Officer at Visterra, Inc., a biotechnology company that was acquired by Otsuka Pharmaceutical Co. He also previously served as Chief Financial Officer at each of Mascoma Corporation, AMAG Pharmaceuticals Inc., and Idenix Pharmaceuticals LLC and held additional leadership positions within each company. Preceding his tenure at Idenix, Mr. Arkowitz spent more than 13 years at Merck & Co., Inc. where he held roles of increasing responsibility, including Vice President and Controller of the U.S. operations, Controller of the global research and development division, and the Chief Financial Officer of Merck’s Canadian subsidiary. Mr. Arkowitz has served on the boards of directors of F-star Therapeutics, Inc. since November 2020 and Kineta, Inc. since December 2022, and previously served on the boards of directors of Yumanity Therapeutics, Inc., Spring Bank Pharmaceuticals, Inc. and Proteostasis Therapeutics, Inc. He obtained his B.A. in mathematics at Brandeis University and his M.B.A. in finance at Columbia University Business School.

Paula A. Cloghessy has served as our Executive Vice President and Chief People Officer since February 2022. Previously, Ms. Cloghessy served in roles of increasing seniority at Translate Bio, Inc., or Translate Bio, a biotechnology company acquired by Sanofi S.A., or Sanofi, a global biopharmaceutical company, from 2016 to December 2021, culminating in her role as Chief People Officer. In these roles, Ms. Cloghessy was responsible for leading human resources and organizational development and performance. Prior to Translate Bio, Ms. Cloghessy held senior roles at Joule Unlimited Technologies, Inc. and Interleukin Genetics, Inc. Ms. Cloghessy received her B.A. in Psychology from University of Massachusetts, Boston.

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

Lisa von Moltke, M.D. has served as our Executive Vice President and Chief Medical Officer since March 2020. Previously, Dr. von Moltke worked for Alkermes, Inc., a pharmaceutical company, from June 2015 to December 2019, where she served in roles of increasing seniority, culminating as Senior Vice President and Head of Clinical Development. Beginning in June 2015, Dr. Moltke served as VP Clinical Pharmacology, DMPK and Bioanalytics, was promoted to Head of Clinical Development in November 2015, and became SVP in June 2018. Prior to joining Alkermes, Dr. von Moltke served as Vice President Clinical Pharmacology at Sanofi/Genzyme Corporation, a biotechnology company, from 2009 to 2015 and was US Head Clinical & Exploratory Pharmacology Sciences (CEP) and Early Development. Starting in 2014 she was Head CEP for Japan and China regions. From 2006 to 2009, Dr. von Moltke was Head, Translational Medicine for the Takeda Oncology Company, a biopharmaceutical company, in Cambridge, MA. Dr. von Moltke has served on the board of directors of Cara Therapeutics, Inc. since November 2022. She has served as President of the American College of Clinical Pharmacology, and as the Editor-in-Chief of The Journal of Clinical Pharmacology. Dr. von Moltke earned a B.A. degree at Wellesley College and her M.D. from Michigan State University, College of Human Medicine.

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

Other

The remainder of the information required to be disclosed by this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders to be held in 2023 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required to be disclosed by this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders to be held in 2023 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders to be held in 2023 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required to be disclosed by this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders to be held in 2023 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required to be disclosed by this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders to be held in 2023 and is incorporated herein by reference.

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

(a)(3) Exhibits.

The following is a list of all exhibits filed as a part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation	8-K	001-37465	3.1	7/1/15

3.2	Amended and Restated Bylaws	8-K	001-37465	3.2	12/7/20

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-204484	4.2	6/16/15

4.2	Description of Capital Stock	10-K	001-37465	4.2	3/2/21

10.1#	2015 Incentive Award Plan, as amended and forms of award agreements thereunder					*

10.2#	2015 Employee Stock Purchase Plan	S-1/A	333-204484	10.3	6/16/15

10.3#	2012 Stock Incentive Plan, as amended and form of option agreement thereunder	S-1	333-204484	10.1	5/27/15

10.4#	2022 Employment Inducement Award Plan and forms of award agreements thereunder					*

10.5#	Non-Employee Director Compensation Program					*

10.6	Lease Agreement, dated April 1, 2015, by and between the Registrant and ARE-MA Region No. 38, LLC	S-1	333-204484	10.13	5/27/15

10.7	Lease, dated November 11, 2015, by and between the Registrant and BMR-Sidney Research Campus, LLC	10-K	001-37465	10.13	3/14/16

10.8	First Amendment to Lease, dated December 9, 2022, by and between Registrant and BMR-Sidney Research Campus, LLC (f/k/a BMR 200-Sidney Street LLC)	8-K	001-37465	10.1	12/14/22

10.9#	Second Amended and Restated Employment Agreement, dated January 29, 2021, by and between the Registrant and Eric D. Shaff	8-K	001-37465	10.1	2/1/21

10.10#	Amended and Restated Employment Agreement, dated January 29, 2021 by and between the Registrant and Thomas J. DesRosier	8-K	001-37465	10.2	2/1/21

10.11#	Second Amended and Restated Employment Agreement, dated January 29, 2021, by and between the Registrant and Matthew R. Henn, Ph.D.	8-K	001-37465	10.3	2/1/21

10.12#	Amended and Restated Employment Agreement, dated January 29, 2021, by and between the Registrant and David S. Ege, Ph.D.	10-Q	001-37465	10.2	8/3/21

10.13#	Letter Agreement, dated November 4, 2021, by and between the Registrant and David S. Ege, Ph.D.	10-Q	001-37465	10.2	11/10/21

10.14#	Amended and Restated Employment Agreement, dated January 29, 2021, by and between the Registrant and Teresa L. Young	10-K	001-37465	10.13	3/2/21

10.15#	Amended and Restated Employment Agreement, dated January 29, 2021, by and between the Registrant and Lisa von Moltke, M.D.	10-K	001-37465	10.14	3/2/21

10.16#	Employment Agreement, dated May 10, 2021 by and between the Registrant and David Arkowitz	8-K	001-37465	10.1	5/20/21

10.17#	Employment Agreement, dated January 5, 2022, by and between the Registrant and Paula Cloghessy	10-K	001-37465	10.16	3/1/22

10.18	Loan and Security Agreement, dated October 29, 2019, between the Registrant and Hercules Capital, Inc.	8-K	001-37465	10.1	11/4/19

10.19	First Amendment to Loan and Security Agreement by and between the Registrant and Hercules Capital, Inc., dated April 16, 2020	10-Q	001-37465	10.2	7/28/20

10.20	Second Amendment to Loan and Security Agreement, dated February 24, 2022 by and between the Registrant and Hercules Capital, Inc.	10-K	001-37465	10.19	3/1/22

10.21^	Collaboration and License Agreement, dated January 9, 2016, by and between the Registrant and Société des Produits Nestlé S.A.	10-Q	001-37465	10.1	5/16/16

10.22	Amendment No. 1 to the Collaboration and License Agreement, dated August 10, 2016, by and between the Registrant and Nestec Ltd.	10-K	001-37465	10.22	3/6/19

10.23^	Letter Agreement dated October 30, 2018, by and between the Registrant and Nestec Ltd.	10-K	001-37465	10.23	3/6/19

10.24	Securities Purchase Agreement, dated August 12, 2020 by and between the Company and Société des Produits Nestlé S.A.	8-K	001-37465	10.1	8/14/20

10.25†	License Agreement, dated July 1, 2021, by and between the Registrant and NHSc Pharma Partners	10-Q	001-37465	10.1	11/10/21

10.26†	Amendment No. 1 to License Agreement, dated March 24, 2022, by and between the Registrant and NHSc Pharma Partners	10-Q	001-37465	10.3	5/4/222

10.27†	Long Term Manufacturing Agreement, dated November 8, 2021, by and between the Registrant and BacThera AG	10-K	001-37465	10.25	3/1/22

10.28†	Amendment to Long Term Manufacturing Agreement, dated December 14, 2022, by and between the Registrant and BacThera AG					*

10.29	Form of Non-Affiliate Purchase Agreement	8-K	001-37465	10.1	6/30/22

10.30	Form of Affiliate Purchase Agreement	8-K	001-37465	10.2	6/30/22

10.31	Placement Agency Agreement, dated June 29, 2022, by and between Registrant and J.P. Morgan Securities LLC	8-K	001-37465	10.3	6/30/22

10.32†	Supply Agreement, dated September 15, 2015, by and between Registrant and GenIbet BioPharmaceuticals, SA, as amended	10-Q	001-37465	10.1	11/2/22

21.1	Subsidiaries of Seres Therapeutics, Inc.	10-K	001-37465	21.1	3/2/20

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	**

32.2	Section 1350 Certification of Chief Financial Officer	**

101.INS	Inline XBRL Instance Document- the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

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

SERES THERAPEUTICS, INC.

Date: March 7, 2023	By:	/s/ Eric D. Shaff
Eric D. Shaff
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric D. Shaff	President, Chief Executive Officer	March 7, 2023
Eric D. Shaff	and Director
(Principal Executive Officer)
/s/ David Arkowitz	Executive Vice President, Chief Financial Officer, and Head of Business Development	March 7, 2023
David Arkowitz	(Principal Financial and Accounting Officer)

/s/ Stephen Berenson	Chairman of the Board	March 7, 2023
Stephen Berenson

/s/ Dennis A. Ausiello	Director	March 7, 2023
Dennis A. Ausiello, M.D.

/s/ Grégory Behar	Director	March 7, 2023
Grégory Behar

/s/ Paul R. Biondi	Director	March 7, 2023
Paul R. Biondi

/s/ Willard H. Dere	Director	March 7, 2023
Willard H. Dere, M.D.

/s/ Claire M. Fraser	Director	March 7, 2023
Claire M. Fraser, Ph.D.

/s/ Kurt C. Graves	Director	March 7, 2023
Kurt C. Graves

/s/ Richard N. Kender	Director	March 7, 2023
Richard N. Kender

/s/ Meryl S. Zausner	Director	March 7, 2023
Meryl S. Zausner

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Seres Therapeutics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Seres Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses and negative cash flows from operations since its inception and needs to raise additional capital to fund future operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition – Collaboration and License Agreement with Société des Produits Nestlé S.A. (Nestlé) Recognized Under an Input Method

As described in Notes 2 and 11 to the consolidated financial statements, the Company recognizes revenue arising from a collaboration and license agreement with Nestlé, which totaled $3.0 million for the year ended December 31, 2022. The promised goods and services represent one combined performance obligation and the entire transaction price was allocated to that single combined performance obligation. When management concludes that a contract should be accounted for as a combined performance obligation and recognized over-time, management must then determine the period over which revenue should be recognized and the method by which to measure revenue. Management generally recognizes revenue using a cost-based input method, which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation.

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

March 7, 2023

We have served as the Company’s auditor since 2014.

SERES THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$163,030	$180,002
Short term investments	18,311	110,704
Prepaid expenses and other current assets	13,423	12,922
Total current assets	194,764	303,628
Property and equipment, net	22,985	17,938
Operating lease assets	110,984	18,208
Restricted cash	8,185	8,000
Restricted investments	1,401	1,401
Long term investments	—	495
Other non-current assets	10,465	5,189
Total assets	$348,784	$354,859
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$17,440	$13,735
Accrued expenses and other current liabilities (1)	59,840	45,094
Operating lease liabilities	3,601	6,610
Short term portion of note payable, net of discount	456	—
Deferred revenue - related party	4,259	16,819
Total current liabilities	85,596	82,258
Long term portion of note payable, net of discount	50,591	24,643
Operating lease liabilities, net of current portion	107,942	17,958
Deferred revenue, net of current portion - related party	92,430	86,998
Other long-term liabilities (2)	1,442	11,495
Total liabilities	338,001	223,352
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2022 and 2021; no shares issued and outstanding at December 31, 2022 and 2021, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2022 and 2021; 125,222,273 and 91,889,418 shares issued and outstanding at December 31, 2022 and 2021, respectively	125	92
Additional paid-in capital	875,181	745,829
Accumulated other comprehensive loss	(12)	(60)
Accumulated deficit	(864,511)	(614,354)
Total stockholders’ equity	10,783	131,507
Total liabilities and stockholders’ equity	$348,784	$354,859

[1] Includes related party amounts of $34,770 and $21,098 at December 31, 2022 and December 31, 2021, respectively (see Note 11)

[2] Includes related party amounts of $0 and $10,585 at December 31, 2022 and December 31, 2021, respectively (see Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Collaboration revenue - related party	$7,128	$143,857	$11,897
Grant revenue	—	1,070	4,157
Collaboration revenue	—	—	17,161
Total revenue	7,128	144,927	33,215
Operating expenses:
Research and development expenses	$172,920	$141,891	$90,570
General and administrative expenses	79,694	69,261	30,775
Collaboration (profit) loss sharing - related party	1,004	(1,732)	—
Total operating expenses	253,618	209,420	121,345
Loss from operations	(246,490)	(64,493)	(88,130)
Other (expense) income:
Interest income	3,058	2,870	946
Interest expense	(6,020)	(2,910)	(2,924)
Other (expense) income	(705)	(1,045)	981
Total other (expense) income, net	(3,667)	(1,085)	(997)
Net loss	$(250,157)	$(65,578)	$(89,127)
Net loss per share attributable to common stockholders, basic and diluted	$(2.31)	$(0.72)	$(1.12)
Weighted average common shares outstanding, basic and diluted	108,077,043	91,702,866	79,789,220
Other comprehensive loss:
Unrealized gain (loss) on investments, net of tax of $0	49	(12)	(47)
Currency translation adjustment	(1)	(1)	—
Total other comprehensive income (loss)	48	(13)	(47)
Comprehensive loss	$(250,109)	$(65,591)	$(89,174)

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

				Accumulated		Total
	Common Stock		Additional	Other		Stockholders
		Par	Paid-in	Comprehensive	Accumulated	Equity
	Shares	Value	Capital	Loss	Deficit	(Deficit)
Balance at December 31, 2019	70,143,252	$70	$411,255	$-	$(459,649)	$(48,324)
Issuance of common stock from public offering, net of commissions, underwriting discounts and offering costs of $288	12,075,000	12	243,736	—	—	243,748
Issuance of common stock from Securities Purchase Agreement, net of offering costs - related party of $100	959,002	1	19,899	—		19,900
Issuance of common stock from at the market equity offering, net of issuance costs of $673	5,787,681	6	24,767	—	—	24,773
Issuance of common stock upon exercise of stock options	2,214,011	2	14,419	—	—	14,421
Issuance of common stock upon vesting of RSUs, net of tax withholdings	125,000	—	120	—	—	120
Issuance of common stock under ESPP plan	155,293	—	462	—	—	462
Stock-based compensation expense	—	—	8,824	—	—	8,824
Other comprehensive loss	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	(89,127)	(89,127)
Balance at December 31, 2020	91,459,239	91	723,482	(47)	(548,776)	174,750
Issuance of common stock upon exercise of stock options	329,112	1	1,298	—	—	1,299
Issuance of common stock under ESPP plan	100,417	—	827	—	—	827
Issuance of common stock upon vesting of RSUs, net of tax withholdings	650	—	—	—	—	—
Stock-based compensation expense	—	—	20,222	—	—	20,222
Other comprehensive loss	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	(65,578)	(65,578)
Balance at December 31, 2021	91,889,418	92	745,829	(60)	(614,354)	131,507
Issuance of common stock upon exercise of stock options	326,864	—	966	—	—	966
Issuance of common stock upon vesting of RSUs and PSUs, net of tax withholdings	282,401	—	—	—	—	—
Issuance of common stock under ESPP	322,560	—	1,769	—	—	1,769
Issuance of common stock net of issuance costs of $3,279	31,746,030	32	96,689	—	—	96,721
Issuance of common stock from at the market equity offering, net of issuance costs of $310	655,000	1	4,446	—	—	4,447
Stock-based compensation expense	—	—	25,482	—	—	25,482
Other comprehensive loss	—	—	—	48	—	48
Net loss	—	—	—	—	(250,157)	(250,157)
Balance at December 31, 2022	125,222,273	$125	$875,181	$(12)	$(864,511)	$10,783

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(250,157)	$(65,578)	$(89,127)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	25,482	20,222	8,824
Depreciation and amortization expense	6,629	5,947	6,578
Non-cash operating lease cost	5,224	3,275	2,315
Amortization of premiums on investments	688	498	446
Amortization of debt issuance costs	705	2,526	551
Collaboration (profit) loss sharing - related party	1,004	(1,732)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	(12,599)	(12,337)	(2,186)
Accounts receivable	—	9,387	(7,602)
Deferred revenue - related party	(7,128)	(4,357)	(11,565)
Accounts payable	2,203	9,362	(1,159)
Operating lease liabilities	(4,203)	(3,550)	(4,456)
Accrued expenses and other current and long-term liabilities (3)	3,336	43,025	3,771
Net cash (used in) provided by operating activities	(228,816)	6,688	(93,610)
Cash flows from investing activities:
Purchases of property and equipment	(9,821)	(9,566)	(591)
Purchases of investments	(48,221)	(95,971)	(218,284)
Sales and maturities of investments	140,470	169,625	59,984
Net cash provided by (used in) investing activities	82,428	64,088	(158,891)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	96,721	—	243,748
Proceeds from Securities Purchase Agreement, net of issuance costs - related party	—	—	19,900
Proceeds from issuance of note payable	27,606	—	—
Proceeds from at the market equity offering, net of issuance costs	4,447	—	24,773
Proceeds from exercise of stock options	966	1,299	14,421
Proceeds from issuance of common stock and restricted common stock	—	—	120
Issuance of common stock under ESPP	1,769	827	462
Repayment of notes payable	(1,907)	(948)	—
Net cash provided by financing activities	129,602	1,178	303,424
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,786)	71,954	50,923
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(1)	—
Cash, cash equivalents and restricted cash at beginning of year	188,002	116,049	65,126
Cash, cash equivalents and restricted cash at end of year	$171,215	$188,002	$116,049
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,926	$2,446	$2,453
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$2,276	$874	$451
Lease liability arising from obtaining right-of-use assets	$91,412	$12,442	$—
Prepaid rent reclassified to right-of-use assets	$6,822	$—	$—

[3] Includes related party amounts of $3,087 and $31,683 at December 31, 2022 and 2021 respectively (see Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

1.
Nature of the Business and Basis of Presentation

Seres Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in October 2010 under the name Newco LS21, Inc. In October 2011, the Company changed its name to Seres Health, Inc., and in May 2015, the Company changed its name to Seres Therapeutics, Inc. The Company is a microbiome therapeutics company developing a novel class of biological drugs, which are designed to treat disease by modulating the microbiome to restore health by repairing the function of a disrupted microbiome to a non-disease state. The Company’s lead product candidate, SER-109, is designed to reduce further recurrences of Clostridioides difficile infection (“CDI”), a debilitating infection of the colon, in patients who have received antibiotic therapy for recurrent CDI by restructuring the colonic microbiome and changing its function. If approved by the U.S. Food and Drug Administration (“FDA”), the Company believes SER-109 will be a first-in-field oral microbiome drug. Building upon SER-109, the Company is developing therapeutic candidates, such as SER-155, to specifically target infections and antimicrobial resistance. SER-155, a microbiome therapeutic candidate consisting of a consortium of cultivated bacteria, is designed to reduce incidences of gastrointestinal infections, bloodstream infections and graft versus host disease ("GvHD”) in patients receiving allogeneic hematopoietic stem cell transplantation (“allo-HSCT”). The Company is progressing additional preclinical stage programs to evaluate how microbiome therapeutics may reduce incidence of infection, which the Company refers to as Infection Protection, in indications such as cancer neutropenia, chronic liver disease, solid organ transplant, and antimicrobial resistant infections more broadly in settings of high-risk such as intensive care units. The Company is also continuing its research activities in ulcerative colitis ("UC"), including evaluating the potential to utilize biomarker-based patient selection and stratification for future studies. In addition, the Company continues to leverage microbiome pharmacokinetic and pharmacodynamic data from across its clinical and preclinical portfolios, using its reverse translational microbiome therapeutic development platform to conduct research on various indications, including inflammatory and immune diseases, cancer, and metabolic diseases. The Company has built and deploys a reverse translational platform for the discovery and development of microbiome therapeutics. This platform incorporates high-resolution analysis of human clinical data to identify microbiome biomarkers associated with disease and non-disease states; preclinical screening using human cell-based assays and in vitro/ex vivo and in vivo disease models customized for microbiome therapeutics; and microbiological capabilities and a strain library that spans broad biological and functional breadth to both identify specific microbes and microbial metabolites that are associated with disease and to design consortia of bacteria with specific pharmacological properties.

The accompanying consolidated financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2022, the Company had an accumulated deficit of $864,511 and cash, cash equivalents and short- and long-term investments of $181,341.

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

The Company’s product candidates are in development. There can be no assurance that the Company's research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, or maintained, that any product candidate developed will obtain necessary government regulatory approval or that any approved product will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales.

The Company's primary focus in recent months has been and will continue to be supporting the Biologics License Application ("BLA") submission for our lead product candidate, SER-109, and continuing to prepare for potential commercialization, including the manufacture of SER-109, until and continuing after the Prescription Drug User Fee Act ("PDUFA") target action date set by the FDA of April 26, 2023. The Company has commenced manufacture of SER-109 in consideration of potential commercialization, which requires capital and resources. Successful execution of the pre-commercialization activities required by our collaboration agreement with Société des Produits Nestlé S.A., successor in interest to Nestec Ltd., and NHSc Rx License GmbH, a significant stockholder of the Company and successor in interest to NHSc Pharma Partners (collectively, and together with their affiliates and subsidiaries, “Nestlé”), requires continued investment in readying for launch. Still, there can be no assurance that the BLA for SER-109, which is currently under priority review by the FDA, will be approved, that the FDA will complete its review of the BLA in the anticipated timeline, or that, in the event of approval, the demand for SER-109 will be sufficient to meet the Company's forecasted cash needs without raising significant additional capital.

The Company also has a credit facility (the "New Credit Facility") pursuant to a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. ("Hercules," see Note 8, Notes Payable), which is collateralized by substantially all of the

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Company’s assets excluding intellectual property. The Company is currently in compliance with the financial covenants in the New Credit Facility. The New Credit Facility includes a conditional liquidity covenant commencing on June 15, 2023, which ceases to apply if certain conditions are satisfied. Violation of any covenant under the New Credit Facility provides Hercules with the option to accelerate repayment of amounts borrowed and terminate its commitment to extend further credit, among other remedies as defined in the New Credit Facility.

Primarily as a result of the increased and costly efforts to prepare for potential commercialization of SER-109, in conjunction with the Company's research and development efforts for other preclinical and product candidates, for the year ended December 31, 2022, the Company incurred a net loss of $250,157, and had net operating cash outflows of $228,816. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. The Company is eligible to receive contingent milestone payments under its license agreement with Nestlé executed in July 2021 (see Note 11, Collaboration Revenue) if certain development, regulatory approval or sales target milestones are achieved. Upon approval of the BLA, the Company is entitled to receive an additional $125,000 payment from Nestlé, and a $25,000 tranche under the New Credit Facility, which becomes available upon the satisfaction of certain conditions, including FDA approval of SER-109. Additionally, following FDA approval, the Company will be eligible to receive payments from Nestlé for the supply of SER-109. In the event of commercial sale of SER-109, the Company will be entitled to share equally in its commercial profits and losses. The payments under the 2021 License Agreement and the additional tranche under the New Credit Facility are uncertain and there is no assurance that the Company will receive any of them, because they are contingent upon approval of the Company's BLA, which is currently under priority review by the FDA. Based on the Company's currently available cash resources, current and forecasted level of operations, and forecasted cash flows for the 12 month period subsequent to the date of issuance of these consolidated financial statements, in the absence of approval of SER-109 by the FDA, and therefore, without the receipt of the approval milestone and other payments to which it is entitled to receive as a result thereof, the Company believes it is reasonably likely that it will require additional funding in early 2024. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management's plans to mitigate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern include continuing to seek regulatory approval of the BLA for SER-109 and therefore earning the $125,000 milestone payment from Nestlé and becoming eligible for the $25,000 tranche under the New Credit Facility, as well as the ability to commercialize SER-109 and receive payments from Nestlé for the supply of SER-109, and share equally in commercial profits and losses with Nestlé pursuant to the 2021 License Agreement. Management may also seek to raise additional capital through financing or other transactions, including the Company's at the market equity offering. Because certain elements of the Company’s operating plan are outside of the Company’s control, primarily the approval of its BLA for SER-109, which has not occurred as of the issuance of these consolidated financial statements, and the ability to raise capital through an equity or other financing, those elements cannot be considered probable according to Accounting Standards Codification (“ASC”) 205-40, Going Concern ("ASC 205-40"), and therefore cannot be considered in the evaluation of mitigating factors. As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date these consolidated financial statements are issued.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries after elimination of all intercompany accounts and transactions.

2.
Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. In these consolidated financial statements, the Company uses estimates and assumptions related to revenue recognition and the accrual of research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

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

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Investments

The Company classifies all of its marketable debt securities as available-for-sale securities. Accordingly, these marketable debt securities are recorded at fair value and unrealized gains and losses are reported as a separate component of accumulated other comprehensive loss in stockholders’ equity (deficit), unless the Company has determined that the security has experienced a credit loss, or the Company expects to sell the security prior to the recovery of its unrealized losses. In such cases a security is considered impaired, and adjusted through a charge to the consolidated statement of operations and comprehensive loss. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense) within the consolidated statement of operations and comprehensive loss. No credit losses were recorded during the years ended December 31, 2022, 2021, and 2020.

The Company classifies its available-for-sale marketable debt securities as current assets on the consolidated balance sheet if they mature within one year from the balance sheet date. Any available-for-sale marketable debt securities with maturities greater than one year from the balance sheet date are classified as long-term assets on the consolidated balance sheet.

Restricted Investments

The Company held investments of $1,401 as of December 31, 2022 and 2021, in a separate restricted bank account as a security deposit for the lease of the Company’s headquarters in Cambridge, Massachusetts. The Company has classified these deposits as long-term restricted investments on its consolidated balance sheet.

Restricted Cash

The Company held restricted cash of $8,185 and $8,000 as of December 31, 2022 and 2021, respectively, which represents cash held for the benefit of the landlord for the Company's other leases. The Company has classified the restricted cash as long-term on its consolidated balance sheet as the underlying leases are greater than 1 year.

Cash, cash equivalents and restricted cash were comprised of the following (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$163,030	$180,002
Restricted cash, non-current	8,185	8,000
Total cash, cash equivalents and restricted cash	$171,215	$188,002

Concentration of Credit Risk

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

Fair Value Measurements

Certain assets and liabilities are carried at fair value in accordance with GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

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

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The Company’s cash equivalents and investments are carried at fair value, determined according to the fair value hierarchy described above. The Company’s investments in certificates of deposit are carried at amortized cost, which approximates fair value. The carrying values of the Company’s prepaid expenses and other current and non-current assets, accounts payable and accrued expenses approximate their respective fair values due to the short-term nature of these assets and liabilities. The carrying value of the Company’s long-term debt approximates its fair value (a level 2 measurement) at each balance sheet date due to its variable interest rate, which approximates a market interest rate.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is recognized using the straight-line method over the useful life of the asset, which are as follows:

Estimated Useful Life (In Years)
Laboratory equipment	5
Computer equipment, furniture and office equipment	3
Leasehold improvements	Lesser of useful life or lease term

Expenditures for repairs and maintenance of assets are charged to expense as incurred. Upon retirement or sale, the cost and related accumulated depreciation of assets disposed of are removed from the accounts and any resulting gain or loss is included in loss from operations.

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment and right-of-use assets associated with our lease agreements. All of the Company's long-lived assets are to be held and used and have definitive lives and accordingly are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. To date, the Company has not recorded any impairment losses on long-lived assets.

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

Research Contract Costs and Accruals

The Company has entered into various research and development contracts with research institutions and other companies. These agreements are generally cancelable, and related payments are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued and prepaid balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

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

The fair value of each stock option grant is estimated on the date of grant using the Black- Scholes option-pricing model. The Company estimates its expected common stock volatility based on its historical common stock volatility for the same time period. The Company uses the simplified method prescribed by Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, to calculate the expected term of options granted to employees, non-employees and directors. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Revenue Recognition

The Company recognizes revenue in accordance with the guidance under ASC 606, Revenue from Contracts with Customers ("ASC 606"). ASC 606 applies to all contracts with customers, except those contracts that are within the scope of other guidance, such as leases, insurance, and financial instruments. The Company enters into agreements that are within the scope of ASC 606, under which the Company licenses certain of the Company’s product candidates and performs research and development services in connection with such arrangements. The terms of these arrangements typically include payment of one or more of the following: nonrefundable up-front fees, reimbursement of research and development costs, development, clinical, regulatory and commercial sales milestone payments, and royalties on net sales of licensed products. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. When determining the timing and extent of revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

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

When the Company concludes that a contract should be accounted for as a combined performance obligation and recognized over time, the Company must then determine the period over which revenue should be recognized and the method by which to measure revenue. The Company generally recognizes revenue using a cost-based input method.

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

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Collaboration Profit and Loss

We analyze our collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements ("ASC 808"), which includes determining whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606. For those elements of the arrangement that are accounted for pursuant to ASC 606, we apply the five-step model prescribed in ASC 606, as described above. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to ASC 606. In arrangements where we do not deem our collaborator to be our customer, up-front payments from our collaborator are presented in the consolidated balance sheets as liabilities, and adjusted as we perform activities pursuant to the collaboration arrangement. As the Company and its collaborator perform activities pursuant to the arrangement, amounts due to or from the Company or the collaborator, based on the relative contributions of activities of each party, are recognized in the consolidated statements of operations and comprehensive loss as an increase or reduction in operating expenses based on the nature of the payments.

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

The Company applies ASC 740-10, Accounting for Uncertain Tax Positions. The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2022, 2021 and 2020, other comprehensive income (loss) consisted of changes in unrealized gains (losses) from available-for-sale investments and a currency translation adjustment.

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

Leases

In accordance with ASC 842, Leases, the Company determines if an arrangement is or contains a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company classifies leases at the lease commencement date as operating or finance leases and records a right-of-use asset and a lease liability on the consolidated balance sheet for all leases with an initial lease term of greater than 12 months. Leases with an initial term of 12 months or less are not recorded on the balance sheet, but payments are recognized as expense on a straight-line basis over the lease term. The Company has elected not to record a right-of-use asset or lease liability for leases with terms of 12 months or less.

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

Right-of-use assets and lease liabilities are reassessed and remeasured when amendments to the terms of the lease agreement require reassessment and remeasurement of the lease payments and other inputs to the calculation of right-of-use assets and lease liabilities. The Company accounts for remeasurements and modifications to lease liabilities using the present value of remaining lease payments and estimated incremental borrowing rate at the date of remeasurement. The adjustment to the lease liability is recognized as a gain or loss in operating expenses, or as an adjustment to the right-of-use asset, as appropriate, based on the terms and conditions within the lease that are amended.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (‘‘ASU 2016-13’’), which requires the measurement and recognition of expected credit losses for

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (‘‘ASU 2019-05’’). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For public entities that are Securities and Exchange Commission ("SEC") filers, excluding entities eligible to be smaller reporting companies, ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, ASU 2016-13 is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted the new standard using a modified retrospective approach as of January 1, 2022. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements

The Company has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

3.
Fair Value of Financial Assets and Liabilities

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$47,863	$—	$—	$47,863
Commercial paper	—	11,691	—	11,691
Government securities	—	4,966	—	4,966
Investments:
Commercial paper	$—	$2,465	$—	$2,465
Corporate bonds	—	2,957	—	2,957
Government securities	—	12,889	—	12,889
	$47,863	$34,968	$—	$82,831

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Money market funds	$70,322	$—	$—	$70,322
Commercial paper	—	3,999	—	3,999
Investments:
Commercial paper	$—	$6,250	$—	$6,250
Corporate bonds	—	40,095	—	40,095
Government securities	—	64,854	—	64,854
	$70,322	$115,198	$—	$185,520

Money market funds are valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Commercial paper, corporate bonds, and government securities are valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. There were no transfers between Level 1 or Level 2 during the years ended December 31, 2022 and 2021.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

As of December 31, 2022 and 2021 the Company held a restricted investment of $1,401, which represents a certificate of deposit that is classified as Level 2 in the fair value hierarchy.

4.
Investments

Investments by security type consisted of the following at December 31, 2022 and 2021 (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$2,465	$—	$—	$2,465
Corporate bonds	2,958	—	(1)	2,957
Government securities	12,898	3	(12)	12,889
	$18,321	$3	$(13)	$18,311

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$6,250	$—	$—	$6,250
Corporate bonds	40,123	—	(28)	40,095
Government securities	64,885	—	(31)	64,854
	$111,258	$—	$(59)	$111,199

Investments with original maturities of less than 90 days are included in cash and cash equivalents on the consolidated balance sheets and are not included in the table above. Investments with maturities of less than twelve months are considered current assets and those investments with maturities greater than twelve months are considered non-current assets.

Excluded from the tables above at December 31, 2022 and 2021 are restricted investments of $1,401, as the cost approximates current fair value.

The amortized cost and fair value of investments in commercial paper, corporate bonds, and government securities by contractual maturity, as of December 31, 2022 and were as follows (in thousands):

	Available-for-Sale
	Cost	Fair Value
Due in 1-year or less	$18,321	$18,311
Due after 1-year through 5-years	—	—
	$18,321	$18,311

The amortized cost and fair value of investments in commercial paper, corporate bonds, and government securities by contractual maturity, as of December 31, 2021 were as follows (in thousands):

	Available-for-Sale
	Cost	Fair Value
Due in 1-year or less	$110,762	$110,704
Due after 1-year through 5-years	496	495
	$111,258	$111,199

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

5.
Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2022	2021
Laboratory equipment	$24,533	$19,137
Computer equipment	3,557	3,255
Furniture and office equipment	3,491	1,219
Leasehold improvements	32,474	32,925
Construction in progress	3,970	1,670
	68,025	58,206
Less: Accumulated depreciation and amortization	(45,040)	(40,268)
	$22,985	$17,938

Depreciation and amortization expense was $6,629, $5,947 and $6,578 for the years ended December 31, 2022, 2021 and 2020, respectively. During the year ended December 31, 2022, the Company disposed of certain fully-depreciated assets with a cost basis of $1,857.

6.
Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2022	2021
Development and manufacturing costs	$6,717	$11,147
Payroll and payroll-related costs	14,709	9,216
Liability related to 2021 License Agreement (Note 11)	34,770	21,098
Facility and other	3,644	3,633
	$59,840	$45,094

7.
Leases

The Company leases real estate, primarily laboratory, office and manufacturing space. The Company’s leases have remaining terms ranging from approximately two to ten years. Certain leases include one or more options to renew, exercisable at the Company’s sole discretion, with renewal terms that can extend the lease from approximately one year to five years. The Company evaluated the renewal options in its leases to determine if it was reasonably certain that the renewal option would be exercised, given the Company’s current business structure, uncertainty of future growth, and the associated impact to real estate, the Company concluded that it is not reasonably certain that any renewal options would be exercised. Therefore, the operating lease assets and operating lease liabilities only contemplate the initial lease terms. All the Company’s leases qualify as operating leases.

In July 2021, the Company entered into a lease agreement for a donor collection facility in Tempe, Arizona with a lease term of ten years, commencing in March 2022, subject to certain renewal options, which are not deemed reasonably certain. Minimum lease payments total $4,052, net of tenant improvement allowance of $770, through the lease term. At lease commencement, the Company recorded a right-of-use asset of $5,900, which consists of the lease liability of $2,327 and $3,573 of leasehold improvements that revert back to the lessor at the termination of the lease.

In August 2021, the Company entered into a lease for additional office and laboratory space in Waltham, Massachusetts with a lease term of ten years, commencing in two phases in October 2021 and March 2022, respectively, with a third and final phase for laboratory space, not yet commenced at December 31, 2022. Minimum lease payments for the two phases that commenced in 2022 total $12,125 and $2,449, respectively, net of tenant improvement allowance of $767 for the laboratory space, through the lease term. At each lease commencement, the Company recorded right-of-use assets of $7,602 and $2,662, respectively, which consist of the lease liability of $7,602 for the office space, and the lease liability of $1,273 and $1,389 of leasehold improvements that revert back to the lessor at the termination of the lease for the laboratory space. The lease is subject to certain renewal options, which are not deemed reasonably certain at commencement of the first two phases.

In September 2021, the Company entered into a lease for additional laboratory and office space in Cambridge, Massachusetts with a lease term of ten years and a renewal option for an additional seven-year term. The lease commenced in December 2022, and the

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

renewal option was not deemed reasonably certain of exercise. Minimum lease payments total $101,548 throughout the lease term. At lease commencement, the Company recorded a right-of-use asset of $56,065, which consists of the lease liability of $54,206 and $1,859 of leasehold improvements that revert back to the lessor at the termination of the lease.

In April 2022, the Company entered into a lease for additional laboratory and office space in Spring House, Pennsylvania, with a lease term of ten years and a renewal option, subject to certain conditions, for an additional five-year term. The undiscounted minimum lease payments are $2,980, net of a tenant improvement allowance of $1,223, over the original ten-year term. As of December 31, 2022, the lease has not yet commenced, and accordingly the Company has not recorded a right-of-use asset or a lease liability with respect thereto.

In December 2022, the Company amended its lease of its corporate headquarters in Cambridge, Massachusetts (the "Lease Amendment"). The Lease Amendment reduced the office space subject to the lease while maintaining the laboratory and manufacturing space and extended the term to begin in November 2023, when the term of the original lease concludes, and continue through January 2030. The Company accounted for the Lease Amendment as a modification to the existing lease and not a new contract separate from the existing contract, and accordingly increased the associated lease liability and right-of-use asset by $32,837. Minimum lease payments total $60,022 throughout the term of the Lease Amendment, net of a tenant improvement allowance of $1,000.

The Company has committed to restore the leased space subject to the Lease Amendment to the condition specified in the original lease, and the Company updated its estimate of the costs required to fulfill this obligation in accordance with ASC 410, Asset Retirement Obligations, at the effective date of the modification. Based on current estimates, the Company recorded an additional asset retirement obligation of $452 in December 2022.

The following table summarizes the presentation in the Company’s consolidated balance sheets of its operating leases:

	December 31,
	2022	2021
Assets:
Operating lease assets	$110,984	$18,208

Liabilities:
Operating lease liabilities	$3,601	$6,610
Operating lease liabilities, net of current portion	107,942	17,958
Total operating lease liabilities	$111,543	$24,568

The following table summarizes the effect of lease costs in the Company’s consolidated statement of operations and comprehensive loss:

	Year Ended December 31,
	2022	2021	2020
Operating lease costs	$8,830	$5,170	$4,163
Short-term lease costs	1,375	1,452	1,457
Variable lease costs	4,547	3,300	2,890
Sublease income	—	(1,575)	(1,813)
Total lease costs	$14,752	$8,347	$6,697

During the years ended December 31, 2022, 2021, and 2020, the Company made cash payments for operating leases of $7,809, $6,821 and $6,302, respectively.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

As of December 31, 2022, future payments of operating lease liabilities are as follows (in thousands):

As of December 31, 2022
2023	$16,815
2024	19,055
2025	21,164
2026	21,755
2027 and thereafter	108,383
Total future payments of operating lease liabilities	$187,172
Less: imputed interest	(75,629)
Present value of operating lease liabilities	$111,543

As of December 31, 2022, the weighted average remaining lease term was 8.92 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 13%. As of December 31, 2021, the weighted average remaining lease term was 6.12 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 10%.

8.
Notes Payable

On October 29, 2019 (the “Closing Date”), the Company entered into the Loan Agreement with Hercules pursuant to which a term loan in an aggregate principal amount of up to $50,000 (the “Original Credit Facility”) was available to the Company in three tranches, subject to certain terms and conditions. The first tranche of $25,000 was advanced to the Company on the Closing Date. The Company did not meet the milestone requirements for the second tranche under the Original Credit Facility, and as such, the additional amount of up to $12,500 was not available for the Company to borrow. The Company elected not to borrow the third tranche of $12,500, which was available upon Hercules’ approval until June 30, 2021. Advances under the Original Credit Facility will bear interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 4.40%, and (ii) 9.65%. Following an interest-only period of 24 months, principal payments are due in 24 equal monthly installments commencing December 1, 2021 and ending November 1, 2023.

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

The Company accounted for the New Credit Facility as a modification in accordance with the guidance in ASC 470-50, Debt. Amounts paid to the lenders were recorded as debt discount and a new effective interest rate was established. Upon issuance, the New Credit Facility was recorded as a liability with an initial carrying value of $50,586, net of debt issuance costs. The initial carrying value will be accreted to the repayment amount, which includes the outstanding principal plus the end of term charge, through interest expense using the effective interest rate method over the term of the Loan Agreement. As of December 31, 2022, the carrying value of the New Credit Facility is $51,047 and the effective interest rate in effect is 15.01%. As of December 31, 2021, the carrying value of the New Credit Facility was $24,643, and the effective interest rate in effect was 11.47%. The New Credit Facility is classified as a long-term liability on the consolidated balance sheet.

The future principal payments due under the New Credit Facility, excluding interest and the end of term charge, are as follows:

Year Ending December 31,	Principal
2023	—
2024	$50,000
Total	$50,000

During the years ended December 31, 2022 and 2021, the Company recognized $6,020 and $2,910 of interest expense related to the Loan Agreement, respectively, which is reflected in interest expense on the consolidated statement of operations and comprehensive loss.

9.
Convertible Preferred Stock

On July 1, 2015, in connection with the closing of the initial public offering of the Company’s common stock (“IPO”), the Company effected its Restated Certificate of Incorporation, which authorizes the Company to issue 10,000,000 shares of preferred stock, $0.001 par value per share.

10.
Common Stock and Stock-Based Awards

On July 1, 2015, in connection with the closing of the IPO, the Company effected its Restated Certificate of Incorporation, which authorizes the Company to issue 200,000,000 shares of common stock, $0.001 par value per share.

In November 2019, the Company entered into a common stock sales agreement, or the 2019 Sales Agreement, with Cowen to sell shares of the Company's common stock with aggregate gross sales proceeds of up to $25,000, from time to time, through an "at the market" equity offering program, or ATM, under which Cowen acts as sales agent. In March 2020, in connection with filing an updated registration statement on Form S-3 (File No. 333-237033), the Company entered into a new common stock sales agreement, or the 2020 Sales Agreement, with Cowen on substantially the same terms as the 2019 Sales Agreement and terminated the 2019 Sales Agreement. In May 2021, the Company entered into a new common stock sales agreement, or the 2021 Sales Agreement, with Cowen to sell shares of its common stock with aggregate gross sales proceeds of up to $150,000, from time to time, through an ATM under which Cowen acts as sales agent, and terminated the 2020 Sales Agreement. During the year ended December 31, 2022, the Company sold approximately 655,000 shares of common stock under the 2021 Sales Agreement, at an average price of approximately $7.26 per share, raising aggregate net proceeds of approximately $4,447 after deducting an aggregate commission of approximately 3% and other issuance costs. During the year ended December 31, 2021, the Company did not sell any shares of common stock under the 2020 Sales Agreement or the 2021 Sales Agreement. During the year ended December 31, 2020, the Company sold approximately 5,788,000 shares of common stock under the 2019 Sales Agreement and the 2020 Sales Agreement, as applicable, at an average price of approximately

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

$4.40 per share, raising aggregate net proceeds of approximately $24,773 after deducting an aggregate commission of approximately 3% and other issuance costs.

On August 12, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cowen and Company, LLC and Piper Sandler & Co., as representatives of the several underwriters named therein (collectively, the “Underwriters”), in connection with the issuance and sale by the Company in a public offering of 10,500,000 shares of the Company’s common stock at a public offering price of $21.50 per share, less underwriting discounts and commissions, pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-244401) and a related prospectus supplement filed with the SEC (such public offering, the “offering”). Under the terms of the Underwriting Agreement, the Company granted the Underwriters an option exercisable for 30 days to purchase up to an additional 1,575,000 shares of its common stock at the public offering price, less underwriting discounts and commissions, which the underwriters exercised in full. The Company received aggregate net proceeds from the offering of approximately $243,748 after deducting underwriting discounts and commissions and offering expenses payable by the Company.

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

On June 29, 2022, the Company entered into securities purchase agreements with new and existing investors and certain directors and officers in a registered direct offering, or the Registered Direct Offering, of an aggregate of 31,746,030 shares of its common stock at a purchase price of $3.15 per share for total net proceeds of approximately $96,721, after deducting placement agent’s fees and other estimated offering expenses. Net proceeds included an aggregate of $27,525 received from Flagship Pioneering Fund VII, L.P. and Nutritional Health LTP Fund, L.P., affiliates of Flagship Pioneering, or Flagship, one of its significant stockholders, in exchange for 8,738,243 shares. The closing date of the Registered Direct Offering was July 5, 2022.

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

Stock options granted under the 2012 Plan generally vest over four years and expire after ten years, although options have been granted with vesting terms less than four years. As of December 31, 2022, there were no shares available for future grant under the 2012 Plan.

2015 Incentive Award Plan

On June 16, 2015, the Company’s stockholders approved the 2015 Incentive Award Plan (the “2015 Plan”), which became effective on June 25, 2015. The 2015 Plan was subsequently amended on December 14, 2022, and provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan was the sum of (i) 2,200,000 shares of common stock and (ii) the number of shares subject to awards outstanding under the 2012 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company on or after the effective date of the 2015 Plan. In addition, the number of shares of common stock that may be issued under the 2015 Plan is subject to increase on the first day of each calendar year, beginning in 2016 and ending in 2025, equal to the lesser of (i) 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding applicable calendar year and (ii) an amount determined by the Company’s board of directors.

Stock awards granted under the 2015 Plan generally vest over four years and expire after ten years, although options have been granted with vesting terms less than four years. As of December 31, 2022, there were 967,206 shares available for future grant under the 2015 Plan.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

2015 Employee Stock Purchase Plan

On June 16, 2015, the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 25, 2015. A total of 365,000 shares of common stock were reserved for issuance under the ESPP. In addition, the number of shares of common stock that may be issued under the ESPP automatically increase on the first day of each calendar year, beginning in 2016 and ending in 2025, by an amount equal to the lesser of (i) 400,000 shares, (ii) 1% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (iii) an amount determined by the Company’s board of directors. Offering periods under the ESPP will commence when determined by the plan administrator. During the year ended and as of December 31, 2022, there were 322,560 shares issued and 2,469,204 shares were reserved and available for issuance under the ESPP, respectively.

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

2022 Employment Inducement Award Plan

On December 14, 2022, the Company’s board of directors approved the 2022 Employment Inducement Award Plan (the "2022 Plan"), which became effective on such date without stockholder approval pursuant to Rule 5635(c)(4) of The Nasdaq Stock Market LLC listing rules (“Rule 5635(c)(4)”). The 2022 Plan provides for the grant of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock- or cash-based awards. In accordance with Rule 5635(c)(4), awards under the 2022 Plan may only be made to a newly hired employee who has not previously been a member of our board of directors, or an employee who is being rehired following a bona fide period of non-employment by us as a material inducement to the employee’s entering into employment with us. A total of 2,500,000 shares of common stock were reserved for issuance under the 2022 Plan. Any shares subject to awards previously granted under the 2022 Plan that expire, terminate or are otherwise surrendered, canceled, or forfeited in any case, in a manner that results in the Company acquiring the shares covered by the award at a price not greater than the price (as adjusted to reflect any equity restructuring) paid by the Participant for such shares or not issuing any shares covered by the award, the unused shares covered by the award will again be available for award grants under the 2022 Plan.

As of December 31, 2022, there were no awards outstanding and 2,500,000 shares available for future grant under the 2022 Plan.

Stock Options

The following table summarizes the Company’s stock option activity for the year ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2021	11,517,189	$11.10	7.42	$28,007
Granted	4,527,897	6.89
Exercised	(326,864)	2.96
Forfeited	(778,188)	10.62
Outstanding as of December 31, 2022	14,940,034	$10.03	7.25	$11,608
Options exercisable as of December 31, 2022	7,441,253	$10.38	5.88	$8,115

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2022, 2021 and 2020 was $5.53, $15.33, and $5.08 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2022, 2021, and 2020 was $981, $4,727, and $37,255, respectively.

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

During the year ended December 31, 2021, the Company granted performance-based stock options to employees for the purchase of an aggregate of 562 thousand shares of common stock with a grant date fair value of $5.53 per share. These stock options are exercisable only upon achievement of specified performance targets. As of December 31, 2022, none of these options were exercisable because none of the specified performance targets had been achieved. Because achievement of the specified performance targets was not deemed probable as of December 31, 2022, the Company did not record any expense for these stock options from the dates of issuance through December 31, 2022.

Restricted Stock Units

The Company has granted restricted stock units ("RSUs") with service-based vesting conditions. RSUs represent the right to receive shares of common stock upon meeting specified vesting requirements. Restricted stock units may not be sold or transferred by the holder and vest according to the vesting conditions of each award. The table below summarizes the Company’s RSU activity for the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2021	734,755	$17.68
Granted	1,302,844	$6.95
Forfeited	(205,658)	$11.82
Vested	(282,401)	$18.06
Unvested restricted stock units as of December 31, 2022	1,549,540	$9.37

During the years ended December 31, 2022, 2021 and 2020, the Company granted 1,302,844, 768,998 and 6,500 RSUs, respectively. RSUs generally vest over four years, with 25% vesting after one year, and the remaining 75% vesting quarterly over the next 3 years, subject to continued service to the Company through the applicable vesting date.

The aggregate intrinsic value of restricted stock units that vested during the years ended December 31, 2022, 2021 and 2020 was $1,809, $16, and $532, respectively.

During the year ended December 31, 2021, the Company granted performance-based restricted stock awards to two employees for the purchase of an aggregate of 85,000 shares of common stock with a grant date fair value of $9.59 per share and 40,000 shares with a grant date fair value of $20.35 per share. These restricted stock awards vest only upon achievement of specified performance targets. As of December 31, 2021, these awards were not vested because the specified performance targets had not been achieved. In addition, the performance targets were not deemed probable of achievement. Accordingly, the Company did not record any expense for these awards from the dates of issuance through December 31, 2021. In October 2022, 42,500 of the awards with a grant date fair value of $9.59, and 20,000 of the awards with a grant date fair value of $20.35, vested fully, as the associated performance targets were achieved. Accordingly, the Company recorded $815 in compensation expense during the year ended December 31, 2022, with respect to these awards. As of December 31, 2022, the remaining performance-based restricted stock awards in these grants were not vested because the associated targets had not been achieved. In addition, the performance targets were not deemed probable of achievement. Accordingly, the Company did not record any expense for these remaining awards from the dates of issuance through December 31, 2022.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Stock-based Compensation Valuation

The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	1.67%	0.73%	1.26%
Expected term (in years)	6.0	5.4	6.0
Expected volatility	104.0%	106.5%	73.3%
Expected dividend yield	0%	0%	0%

The Company estimates the fair value of rights to acquire common stock under the ESPP using a Black-Scholes valuation model on the date of grant and the straight-line attribution approach to recognize the expense. The assumptions that the Company used to determine the fair value of rights to acquire common stock under the ESPP were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	2.11%	0.97%	1.20%
Expected term (in years)	0.5	0.5	0.5
Expected volatility	99.0%	123.8%	74.9%
Expected dividend yield	0%	0%	0%

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2022	2021	2020
Research and development expenses	$13,429	$10,146	$4,760
General and administrative expenses	12,053	10,076	4,064
	$25,482	$20,222	$8,824

As of December 31, 2022, the Company had an aggregate of $57,005 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 1.8 years.

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

Nestlé has the sole right to commercialize the 2021 Collaboration Products in the 2021 Licensed Territory in accordance with a commercialization plan. Both parties will perform medical affairs activities in the 2021 Licensed Territory in accordance with a medical affairs plan. The Company will be responsible for the manufacturing and supply for commercialization under a supply agreement that will be entered into between the parties. Both parties will perform pre-launch activities of 2021 Collaboration Products prior to the first

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

commercial sale in the United States. The Company is responsible for funding the pre-launch activities until first commercial sale of 2021 Collaboration Products in the 2021 Licensed Territory and in accordance with a pre-launch plan, up to a specified cap. Following first commercial sale of the first 2021 Collaboration Product, the Company will be entitled to share equally in its commercial profits and losses.

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

The Topic 606 transaction price of $139,500 has been allocated to the co-exclusive license for SER-109 and the services performed in accordance with the development and regulatory activity plan to obtain regulatory approval of SER-109 in the United States based on the Company’s SSP. The Company recognized revenue for the license performance obligation at a point in time, that is upon transfer of the license to Nestlé. As control of the license was transferred in July 2021, the Company recognized $131,343 of collaboration revenue - related party during the year ended December 31, 2021 pertaining to the license performance obligation. The remaining amount of the Topic 606 transaction price of $8,157 was allocated to the services performance obligation and is being recognized over time as the services are performed. During the years ended December 31, 2022 and 2021, the Company recognized $4,114 and $2,068, of collaboration revenue - related party, respectively, related to the services performance obligation under the 2021 License Agreement.

The amount allocated to the Topic 808 unit of accounting relates to the pre-launch activities performed prior to the first commercial sale of SER-109 and was determined to be $35,500 based on standalone selling price.

The Company recorded the $35,500 in total liabilities on its consolidated balance sheet at the inception of the arrangement. On a quarterly basis, the Company and Nestlé will provide financial information about the pre-launch activities performed by both parties. The Company reduces the $35,500 liability as the pre-launch activities are performed and it makes payments to Nestlé for the pre-launch costs Nestlé incurs. As of December 31, 2022 and 2021, there is $34,770 and $21,098 included in accrued expenses and other current liabilities and $0 and $10,585 included in other long-term liabilities, respectively.

The cost associated with pre-launch activities performed by the Company is recorded within total operating expenses in the Company’s consolidated statements of operations and comprehensive loss. In the years ended December 31, 2022 and 2021, the Company recognized $6,102 and $2,168 in research and development expenses and $8,953 and $3,383 in general and administrative expenses, respectively, associated with pre-launch activities performed.

As the Company and Nestlé are both active participants in the pre-launch activities, the sharing of 50% of the pre-launch costs will be recognized in collaboration (profit) loss sharing - related party in the Company’s consolidated statements of operations and comprehensive loss. The Company recorded $1,004 of expense and $1,732 of income in the collaboration (profit) loss sharing line for the years ended December 31, 2022 and 2021, respectively.

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

At contract inception, the Company determined that the $120,000 non-refundable upfront amount constituted the entirety of the consideration to be included in the transaction price as the development, regulatory, and commercial milestones were fully constrained. During the year ended December 31, 2016, the Company received $10,000 from Nestlé in connection with the initiation of the Phase 1b study for SER-262 in CDI. During the year ended December 31, 2017, the Company received $20,000 from Nestlé in connection with the initiation of the Phase 3 study for SER-109. During the year ended December 31, 2018, the Company received $40,000 from Nestlé in connection with the initiation of the Phase 2b study for SER-287. During the year ended December 31, 2020, the Company received

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

$10,000 from Nestlé in connection with the initiation of the Phase 1b SER-301 study. As of December 31, 2022, the aggregate amount of the transaction price allocated to the performance obligation of the 2016 License Agreement was approximately $200,000.

During the years ended December 31, 2022, 2021, and 2020 using the cost-to-cost method, which best depicts the transfer of control to the customer, the Company recognized $3,014, $10,446, and $11,897 of Collaboration revenue – related party, respectively, relating to the 2016 License Agreement.

As of December 31, 2022 and 2021, there was $96,689, and $103,817 of deferred revenue related to the unsatisfied portion of the performance obligation under the Nestlé agreements. As of December 31, 2022, deferred revenue is classified as current or non-current in the consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next twelve months, which is determined by the cost-to-cost method which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation. All costs associated with the 2016 License Agreement are recorded in research and development expense in the consolidated statements of operations and comprehensive loss.

AstraZeneca Research Collaboration and Option Agreement

Summary of the Agreement

In March 2019, the Company entered into a Research Collaboration and Option Agreement (the “Research Agreement”) with MedImmune, LLC, a wholly owned subsidiary of AstraZeneca Inc. (“AstraZeneca”), to advance the mechanistic understanding of the microbiome in augmenting the efficacy of cancer immunotherapy. Under the Research Agreement, the Company and AstraZeneca would conduct certain research and development activities as set forth on a research plan focused on the role of the microbiome in certain cancers and cancer immunotherapies, including furthering the research program for SER-401, in combination with AstraZeneca compounds targeting various cancers.

Pursuant to the Research Agreement, the Company agreed not to conduct research or development on any microbiome products specifically designed by the Company during the term of the Research Agreement for the treatment of cancer (“Microbiome Oncology Products”), with or on behalf of any third-party without the prior approval of the joint steering committee for the Research Agreement for at least three years after the effective date (the “Exclusivity Period”). Additionally, AstraZeneca was to pay to the Company a total of $20,000 in three equal installments, the first of which the Company received in April 2019, the second of which the Company received in December 2019, and the third of which the Company received in January 2021. Additionally, AstraZeneca was to bear its costs of conducting activities under the research plan and to reimburse the Company for all activities performed under the research plan based on actual full-time employee (“FTE”) time and certain third-party costs incurred by the Company in connection therewith.

Under the Research Agreement, the Company granted to AstraZeneca an exclusive option to negotiate a worldwide, sublicensable exclusive license under relevant intellectual property rights controlled by the Company to exploit Microbiome Oncology Products for the treatment of cancer. Additionally, the Company granted to AstraZeneca an additional exclusive option to obtain a worldwide, sublicensable, license under certain intellectual property rights arising out of the Agreement or coming into the control of the Company during the term of the Agreement, which AstraZeneca did not exercise.

In December 2020, the Company received written notice from AstraZeneca that AstraZeneca elected to terminate the Research Agreement by and in accordance with its terms. The termination of the Research Agreement was effective on April 2, 2021 (the “Termination Date”), which was 120 days from the date of the termination notice.

Accounting Analysis

The Company assessed the Research Agreement in accordance with ASC 606 and concluded that AstraZeneca was a customer, and that the promised goods and services in the Research Agreement represented one combined performance obligation to which the entire transaction price was allocated. The Company also concluded that each option does not constitute a performance obligation at inception and was therefore excluded from the initial allocation since each option represents a separate buying decision at market rates, rather than a material right in the contract.

At contract inception, the Company determined that the transaction price was comprised of: (i) the $20,000 fee, which represents fixed consideration, and (ii) the estimated reimbursement of research and development costs incurred, which totaled approximately

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

$13,900, which represents variable consideration. The Company included the variable consideration in the transaction price at contract inception because the Company had determined it was not probable that a significant reversal of cumulative revenue would occur.

The Company determined that revenue under the Research Agreement should be recognized over time, using a cost-to-cost input method, as AstraZeneca simultaneously receives the benefit from the Company as the Company performs under the single performance obligation over time.

In December 2020, the Company received written notice that AstraZeneca elected to terminate the Research Agreement. As a result of AstraZeneca’s decision to terminate the Research Agreement, the Company’s performance obligations under the Research Agreement ended as of December 31, 2020. The final transaction price of $23,377 is comprised of the $20,000 fixed consideration and $3,376 for the reimbursed research and development costs. The Company recognized its remaining deferred revenue of $15,145 in collaboration revenue in the year ended December 31, 2020. No collaboration revenue was recognized for the years ended December 31, 2022 and 2021, as the Company's performance obligations under the Research Agreement ended December 31, 2020.

Contract Balances from Contracts with Customers

The following tables present changes in the Company’s contract liabilities during the year ended December 31, 2022 and 2021:

	Balance as of December 31, 2021	Additions	Deductions	Balance as of December 31, 2022
Year ended December 31, 2022
Contract liabilities:
Deferred revenue - related party	$103,817	—	(7,128)	$96,689

	Balance as of December 31, 2020	Additions	Deductions	Balance as of December 31, 2021
Year ended December 31, 2021
Contract liabilities:
Deferred revenue - related party	$108,174	8,157	(12,514)	$103,817

During the year ended December 31, 2022, the Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods:

	Year Ended December 31,
	2022	2021
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$7,128	$10,446

When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Revenue is recognized from the contract liability over time using the cost-to-cost method.

12.
Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss attributable to common stockholders	$(250,157)	$(65,578)	$(89,127)
Denominator:
Weighted average common shares outstanding, basic and diluted	108,077,043	91,702,866	79,789,220
Net loss per share attributable to common stockholders, basic and diluted	$(2.31)	$(0.72)	$(1.12)

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The Company’s potential dilutive securities, which include stock options, unvested restricted common stock and shares issuable under the ESPP, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share and therefore been anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The following potential common shares, presented based on amounts outstanding at each period end, were excluded from the calculation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2022	2021	2020
Stock options to purchase common stock	14,940,034	11,517,189	10,037,130
Unvested restricted stock units	1,549,540	734,755	6,500
Shares issuable under employee stock purchase plan	89,593	165,047	10,786
	16,579,167	12,416,991	10,054,416

13.
Commitments and Contingencies

Leases

Refer to Note 7 “Leases” for discussion of the commitments associated with the Company’s lease portfolio.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third-parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2022 or 2021.

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

The Company did not accrue any liabilities related to legal contingencies in its consolidated financial statements as of December 31, 2022 and 2021.

Bacthera Long Term Manufacturing Agreement

On November 8, 2021, the Company entered into a Long Term Manufacturing Agreement with BacThera AG (“Bacthera”), a joint venture between Chr. Hansen and a Lonza Group affiliate, which was amended on December 14, 2022 (the "Bacthera Agreement"). The Bacthera Agreement governs the general terms under which Bacthera, or one of its affiliates, will (i) construct a dedicated full-scale production suite for the Company at Bacthera’s Microbiome Center of Excellence in Visp, Switzerland, which is currently under construction; and (ii) provide manufacturing services to the Company for its SER-109 product and other products, as agreed to by the parties.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Under the terms of the Bacthera Agreement, the Company agreed to pay Bacthera a total of at least 256,000 CHF (or approximately $277,000) for the initial term of the agreement, inclusive of the construction fees and annual operating fees. Bacthera is funding the majority of the construction costs and will own and control the manufacturing suite during construction. The construction fees that the Company is responsible for represent a small percentage of the overall construction costs and are payable upon the achievement of certain milestones related to the construction of the dedicated manufacturing suite. The annual operating fee includes the cost of a baseline annual batch production volume. The Company has also agreed to pay certain other ancillary fees and a per-batch fee in excess of the baseline batches. These fees are subject to adjustment during construction for certain items outside of Bacthera’s control and annually against an agreed index. The Company will supply the active pharmaceutical ingredients to Bacthera to enable it to perform the services and pay for certain other raw materials and manufacturing components, which will be acquired by Bacthera.

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

The Bacthera Agreement represents a lease as the Company will have the right to use the dedicated manufacturing suite for a period of time following completion of the construction of the manufacturing suite and approval by regulatory authorities. As of December 31, 2022, the lease commencement date has not occurred and therefore the Company has not recorded an operating lease asset or an operating lease liability on its consolidated balance sheets. As of December 31, 2022, the Company has paid Bacthera $12,276, of which $3,448 was expensed in the year ended December 31, 2021, and $8,828 relate to the construction of the dedicated manufacturing suite and are included in other non-current assets in the accompanying consolidated balance sheet.

14.
Income Taxes

During the years ended December 31, 2022, 2021 and 2020, the Company recorded no income tax benefits for the net operating losses incurred in each year or interim period, due to its uncertainty of realizing a benefit from those items.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
Research and development tax credits	(3.1)	(16.6)	(6.4)
State taxes, net of federal benefit	(4.3)	(2.8)	(7.8)
Stock-based compensation	0.6	(0.4)	(5.8)
Uncertain tax position reserves	4.6	—	—
Other	0.3	0.4	0.2
Change in deferred tax asset valuation allowance	22.9	40.4	40.8
Effective income tax rate	—%	—%	—%

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Net deferred tax assets as of December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$132,560	$108,189
Research and development tax credit carryforwards	48,854	53,133
Section 174 capitalized research and development expenses	38,894	—
Stock-based compensation expense	20,048	16,045
Lease liability	29,717	6,635
Deferred revenue	29,922	36,666
Accrued expenses	4,044	2,475
Section 163(j) limitation	2,303	1,368
Depreciation and amortization	396	247
Other	200	274
Total deferred tax assets	$306,938	$225,032
Deferred tax liabilities:
Depreciation and amortization	—	—
Right of use assets	(29,568)	(4,918)
Total deferred tax liabilities	(29,568)	(4,918)
Valuation allowance	$(277,370)	$(220,114)
Net deferred tax assets	$—	$—

The Tax Cuts and Jobs Act ("TCJA") requires taxpayers to capitalize and amortize research and experimental expenditures under IRC Section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during the year ended December 31, 2022 and resulted in the capitalization of research and development costs of $160,586. The Company will amortize these costs for tax purposes over five years if the research and development was performed in the U.S. and over 15 years if the research and development was performed outside the U.S.

As of December 31, 2022, the Company had net operating loss carryforwards (“NOLs”) for federal and state income tax purposes of $501,789 and $481,862, respectively. Federal NOLs of $119,800, generated before 2018, will begin expiring in varying amounts in 2035 unless utilized. The remaining federal NOLs of $381,989, generated after 2017, will be carried forward indefinitely and could be used to offset up to 80% of taxable income in future tax years. The Company's state NOLs will expire at various times starting in 2035. As of December 31, 2022, the Company also had available gross research and development tax credit carryforwards for federal and state income tax purposes of $50,248 and $12,925, respectively, which begin to expire in 2031 and 2028, respectively. The federal research and development tax credits include an orphan drug credit carryforward of $25,623.

Utilization of the NOLs and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the Internal Revenue Code ("IRC") of 1986 due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions. These financings, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control or could result in a change of control in the future upon subsequent disposition. The Company conducted an analysis to determine if historical changes in ownership through December 31, 2020 would limit or otherwise restrict its ability to utilize these NOLs and research and development credit carryforwards. As a result of this analysis, the Company does not believe there are any significant limitations on its ability to utilize these carryforwards. However, future changes in ownership after December 31, 2020 could affect the limitation in future years. Any limitation may result in expiration of a portion of the NOLs or research and development credit carryforwards before utilization.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

the deferred tax assets as of December 31, 2022 and 2021. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2022, 2021 and 2020 related primarily to the increases in NOLs, research and development tax credit carryforwards and capitalized research and development expenses pursuant to IRC Section 174, and stock-based compensation were as follows:

	Year Ended December 31,
	2022	2021	2020
Valuation allowance at beginning of year	$(220,114)	$(193,736)	$(157,346)
Decreases recorded as benefit to income tax provision	—	—	—
Increases recorded to income tax provision	(57,256)	(26,378)	(36,390)
Valuation allowance as of end of year	$(277,370)	$(220,114)	$(193,736)

The Company is currently under examination by the Internal Revenue Service ("IRS") for the period ended December 31, 2018 related to its 2018 research and development tax credits ("R&D Credit(s)"). The Company has adjusted its 2018 R&D Credits and its overall federal and state R&D Credit carryforward balance from the Company's inception to December 31, 2022, based on the most recent information received from the IRS regarding the examination. Also, the Company has reviewed each of its overall filing positions since inception and has not identified any additional positions that do not meet the more likely than not threshold. The Company does not anticipate a material change to its uncertain tax position reserves in the next 12 months. The changes in the Company's unrecognized tax benefits for the years ended December 31, 2022, 2021, and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of year	$—	$—	$—
Increase in unrecognized tax benefits as a result of tax positions taken during the year	12,528	—	—
Reduction to unrecognized tax benefits	—	—	—
Increases in unrecognized tax benefits as a result of tax positions taken during current period	$12,528	$—	$—

The Company has not yet conducted a study of its research and development credit carry forwards. This study may result in further adjustment to the Company’s R&D Credits; however, a full valuation allowance has been provided against the Company’s R&D Credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required. The Company had no other unrecognized tax benefits accrued for the years ended December 31, 2022 and 2021, or related interest and penalties as of such dates. The Company will recognize any interest and penalties related to uncertain tax positions in income tax expense.

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

15.
Related Party Transactions

As described in Note 11, in July 2021, the Company entered into the 2021 License Agreement with NHSc Pharma Partners (together with Société des Produits Nestlé S.A., “Nestlé”). NHSc Pharma Partners is an affiliate of two of the Company's significant stockholders, Société des Produits Nestlé S.A. and Nestlé Health Science U.S. Holdings, Inc. During the years ended December 31, 2022 and 2021, the Company recognized $4,114 and $133,411 of related party revenue, respectively, associated with the 2021 License Agreement. As of the years ended December 31, 2022 and 2021, there was $1,976 and $6,089 of deferred revenue related to the 2021 License Agreement, which is classified as current or non-current in the consolidated balance sheets. As of December 31, 2022 and 2021 there was $34,770 and $21,098 included in accrued expenses and other liabilities and $0 and $10,585 included in other long term liabilities, respectively, related to the 2021 License Agreement. The Company has made no payments to Nestlé during the years ended December 31, 2022 and 2021. There was no amount due from Nestlé as of December 31, 2022 and 2021.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

As described in Note 11, in January 2016, the Company entered into the 2016 License Agreement with Société des Produits Nestlé S.A. (successor in interest to Nestec, Ltd.) for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. Société des Produits Nestlé S.A. and its affiliate Nestlé Health Science U.S. Holdings, Inc. are two of the Company's significant stockholders. During the years ended December 31, 2022, 2021, and 2020, the Company recognized $3,014, $10,446, and $11,897, respectively, of related party revenue associated with the 2016 License Agreement. As of December 31, 2022 and 2021, there was $94,713 and $97,728, respectively, of deferred revenue related to the 2016 License Agreement, which is classified as current or non-current in the consolidated balance sheets. The Company has made no payments to Nestlé during the years ended December 31, 2022 and 2021. There was no amount due from Nestlé as of December 31, 2022 and 2021.

As described in Note 10, the Company entered into a securities purchase agreement with Flagship Pioneering Fund VII, L.P. and Nutritional Health LTP Fund, L.P., affiliates of Flagship, one of the Company's significant stockholders, for the sale of 8,738,243 shares of its common stock at a purchase price of $3.15 per share as part of the Registered Direct Offering, which closed on July 5, 2022. The Company received proceeds from Flagship of $27,525.

In July 2022, the Company entered into a Pledge and Utilization Agreement with Flagship Pioneering Labs TPC, Inc., an affiliate of Flagship, for an option to lease certain manufacturing space. The Company paid $833 for this option which is classified in other non-current assets on the Company's condensed consolidated balance sheet as of December 31, 2022.

In July 2019, the Company entered into a sublease agreement with Flagship to sublease a portion of its office and laboratory space in Cambridge, Massachusetts. The term of the sublease agreement commenced in July 2019 and ended in November 2021. Under this agreement, the Company recorded other income of $0 and $1,575 during the years ended December 31, 2022 and 2021. The Company received cash payments of $0 and $1,575 during the years ended December 31, 2022 and 2021.

16.
401(k) Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2016, the Company elected to match 50% of the first 6% of an employee’s deferral. Company contributions are expensed in the year for which they are declared. During the years ended December 31, 2022, 2021, and 2020 the Company recorded expense of $1,921, $1,087, and $586, respectively, for 401(k) match contributions.