Form 10-Q
period 2023-03-31
Seres Therapeutics, Inc.
filed 2023-05-09
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, the registrant had 127,901,391 shares of common stock, $0.001 par value per share, outstanding.

Seres Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or the Quarterly Report, contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Quarterly Report, including without limitation statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, manufacturing activities and related timing, commercialization efforts and related timing, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•
We are a commercial-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
•
We will need additional funding in order to complete development of our product candidates and commercialize VOWST and our product candidates, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
•
We depend heavily on the commercial success of VOWST, which was only recently approved for marketing by the FDA. There is no assurance that our commercialization efforts or those of our collaborators will be successful or that we will be able to generate collaboration profit at the levels or within the timing we expect.

•
Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.
•
Other than VOWST, we are early in our development efforts of our product candidates and may not be successful in our efforts to use our microbiome therapeutics platform to build a pipeline of product candidates and develop additional marketable drugs.
•
Our product candidates are based on microbiome therapeutics, which is a novel approach to therapeutic intervention.
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
•
The collaboration and license agreements with Société des Produits Nestlé S.A., successor in interest to Nestec Ltd., and NHSc Rx License GmbH, successor in interest to NHSc Pharma Partners (collectively, and together with their affiliates and subsidiaries, Nestlé) are important to our business. If we or Nestlé fail to adequately perform under these agreements, or if we or Nestlé terminate the agreements, the development and commercialization of our CDI and IBD product candidates, including VOWST, SER-287 and SER-301, could be delayed or terminated and our business would be adversely affected.
•
We rely, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
•
We rely on third parties for certain aspects of the manufacture of our product and product candidates and expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product and product candidates or that such quantities may not be available at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
•
Even though VOWST has received FDA approval and even if any of our product candidates receive marketing approval, VOWST and such product candidates may fail to achieve the degree of market acceptance by physicians, patients, hospitals, third-party payors and others in the medical community necessary for commercial success.
•
We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.
•
If we are unable to adequately protect our proprietary technology or obtain and maintain issued patents that are sufficient to protect our product or product candidates, others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.
•
Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
•
We may expand our operational capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$94,841	$163,030
Short term investments	11,703	18,311
Prepaid expenses and other current assets	9,537	13,423
Total current assets	116,081	194,764
Property and equipment, net	24,306	22,985
Operating lease assets	108,914	110,984
Restricted cash	8,185	8,185
Restricted investments	1,401	1,401
Other non-current assets	11,307	10,465
Total assets	$270,194	$348,784
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$12,297	$17,440
Accrued expenses and other current liabilities (1)	44,361	59,840
Operating lease liabilities	4,784	3,601
Short term portion of note payable, net of discount	—	456
Deferred revenue - related party	2,376	4,259
Total current liabilities	63,818	85,596
Long term portion of note payable, net of discount	51,234	50,591
Operating lease liabilities, net of current portion	106,692	107,942
Deferred revenue, net of current portion - related party	94,835	92,430
Other long-term liabilities	1,486	1,442
Total liabilities	318,065	338,001
Commitments and contingencies (Note 12)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2023 and December 31, 2022; 126,592,604 and 125,222,273 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	127	125
Additional paid-in capital	887,685	875,181
Accumulated other comprehensive loss	2	(12)
Accumulated deficit	(935,685)	(864,511)
Total stockholders’ (deficit) equity	(47,871)	10,783
Total liabilities and stockholders’ (deficit) equity	$270,194	$348,784

[1] Includes related party amounts of $24,958 and $34,770 at March 31, 2023 and December 31, 2022, respectively (see Note 11)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue:
Collaboration revenue - related party	$(522)	$1,493
Total revenue	(522)	1,493
Operating expenses:
Research and development expenses	43,969	39,649
General and administrative expenses	22,470	18,571
Collaboration (profit) loss sharing - related party	3,607	(976)
Total operating expenses	70,046	57,244
Loss from operations	(70,568)	(55,751)
Other (expense) income:
Interest income	1,032	384
Interest expense	(1,948)	(912)
Other income (expense)	310	(345)
Total other expense, net	(606)	(873)
Net loss	$(71,174)	$(56,624)
Net loss per share attributable to common stockholders, basic and diluted	$(0.57)	$(0.61)
Weighted average common shares outstanding, basic and diluted	125,862,975	92,164,419
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax of $0	12	(155)
Currency translation adjustment	2	—
Total other comprehensive income (loss)	14	(155)
Comprehensive loss	$(71,160)	$(56,779)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(unaudited, in thousands, except share data)

	Common Stock		Additional		Accumulated Other	Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity
Balance at December 31, 2021	91,889,418	$92	$745,829	$(614,354)	$(60)	$131,507
Issuance of common stock upon exercise of stock options	92,478	—	257	—	—	257
Issuance of common stock upon vesting of RSUs, net of tax withholdings	69,195	—	—	—	—	—
Issuance of common stock under ESPP	159,214	—	892	—	—	892
Stock-based compensation expense	—	—	5,079	—	—	5,079
Other comprehensive loss	—	—	—	—	(155)	(155)
Net loss	—	—	—	(56,624)	—	(56,624)
Balance at March 31, 2022	92,210,305	$92	$752,057	$(670,978)	$(215)	$80,956

	Common Stock		Additional		Accumulated Other	Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive (Loss) Income	Stockholders’ Deficit
Balance at December 31, 2022	125,222,273	$125	$875,181	$(864,511)	$(12)	$10,783
Issuance of common stock upon exercise of stock options	56,523	—	188	—	—	188
Issuance of common stock upon vesting of RSUs, net of tax withholdings	259,023	—	—	—	—	—
Issuance of common stock under ESPP	267,615	1	1,228	—	—	1,229
Issuance of common stock from at the market equity offering, net of issuance costs of $225	787,170	1	4,238	—	—	4,239
Stock-based compensation expense	—	—	6,850	—	—	6,850
Other comprehensive income	—	—	—	—	14	14
Net loss	—	—	—	(71,174)	—	(71,174)
Balance at March 31, 2023	126,592,604	$127	$887,685	$(935,685)	$2	$(47,871)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(71,174)	$(56,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,850	5,079
Depreciation and amortization expense	1,400	1,570
Non-cash operating lease cost	2,070	1,058
Net (accretion) amortization of (discounts) premiums on investments	(187)	313
Amortization of debt issuance costs	187	133
Collaboration (profit) loss sharing - related party	3,607	(976)
Changes in operating assets and liabilities:
Prepaid expenses and other current and other non-current assets	3,044	(3,841)
Deferred revenue - related party	522	(1,493)
Accounts payable	(3,806)	(6,464)
Operating lease liabilities	(67)	(1,507)
Accrued expenses and other current and long-term liabilities (3)	(19,030)	(3,693)
Net cash used in operating activities	(76,584)	(66,445)
Cash flows from investing activities:
Purchases of property and equipment	(4,068)	(2,950)
Purchases of investments	(4,426)	(28,156)
Sales and maturities of investments	11,233	44,078
Net cash provided by investing activities	2,739	12,972
Cash flows from financing activities:
Proceeds from exercise of stock options	188	257
Proceeds from issuance of common stock from at the market equity offering	4,239	—
Issuance of common stock under ESPP	1,229	892
Proceeds from issuance of debt, net of issuance costs	—	27,606
Repayment of notes payable	—	(1,907)
Net cash provided by financing activities	5,656	26,848
Net decrease in cash, cash equivalents, and restricted cash	(68,189)	(26,625)
Cash, cash equivalents and restricted cash at beginning of period	171,215	188,002
Cash, cash equivalents and restricted cash at end of period	$103,026	$161,377
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,737	$558
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$928	$622
Prepaid rent reclassified to right-of-use assets	$—	$4,962
Lease liability arising from obtaining right-of-use assets	$—	$4,370

[3]Includes related party amounts of $(9,812) and $(1,107) at March 31, 2023 and March 31, 2022, respectively (see Note 11)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business and Basis of Presentation

Seres Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in October 2010 under the name Newco LS21, Inc. In October 2011, the Company changed its name to Seres Health, Inc., and in May 2015, the Company changed its name to Seres Therapeutics, Inc. The Company is a commercial-stage microbiome therapeutics company focused on the development and commercialization of a novel class of biological drugs, which are designed to treat disease by modulating the microbiome to restore health by repairing the function of a disrupted microbiome to a non-disease state.

The Company’s product, VOWST (fecal microbiota spores, live brpk), formerly called SER-109, was approved by the U.S. Food and Drug Administration (“FDA”) on April 26, 2023 and is the first and only orally administered microbiota-based therapeutic. VOWST is indicated to prevent the recurrence of Clostridioides difficile infection (“CDI”) in patients 18 or older following antibacterial treatment for recurrent CDI. The Company plans to launch VOWST in the United States with its collaborator, Nestlé Health Science (“Nestlé”), in June 2023.

Building upon VOWST, the Company is developing therapeutic candidates, such as SER-155, to specifically target infections and antimicrobial resistance. SER-155, a microbiome therapeutic candidate consisting of a 16-strain consortium of cultivated bacteria, is designed to prevent enteric-derived infections and resulting blood stream infections, as well as induce immune tolerance responses to reduce the incidence of Graft versus Host Disease ("GvHD") in patients undergoing allogeneic hematopoietic stem cell transplantation (“allo-HSCT”). Gastrointestinal microbiome data from the first 100 days of SER-155 Phase 1b open-label study cohort 1 showed the successful engraftment of SER-155 bacterial strains, and a substantial reduction in the cumulative incidence of pathogen domination, a biomarker associated with the risk of serious enteric infections and resulting bloodstream infections, as well as GvHD. The tolerability profile observed was favorable, with no serious adverse events attributed to SER-155 administration. Enrollment in the placebo-controlled cohort 2 portion of the study is ongoing and 100-day topline results are anticipated in mid-2024.

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

On April 27, 2023, the Company entered into the Credit Agreement and Guaranty (the “Oaktree Credit Agreement”) among the Company, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto (the “Lenders”), and Oaktree Fund Administration, LLC, in its capacity as administrative agent for the Lenders (in such capacity, the “Agent”). The Oaktree Credit Agreement establishes a term loan facility of $250,000 (the “Term Loan”) consisting of (i) $80,000 (“Tranche A-1”) and (ii) $30,000 (“Tranche A-2” and collectively, “Tranche A Loan”), funded on the Closing Date. Upon execution of the Oaktree Credit Agreement and funding of Tranche A Loan, the Hercules Loan and Security Agreement was repaid in full, including the prepayment and end of term charges, which totaled $53,380 (See Note 14, Subsequent Events). The Term Loan provides additional liquidity to the Company for its operations, including our share of costs related to commercialization of VOWST.

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

The Company's primary focus in recent months has been and will continue to be supporting commercialization, including the manufacture of VOWST, which requires capital and resources. Other than VOWST, the Company’s product candidates are in development, and will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to potential commercialization. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, or maintained, that any product candidate developed will obtain necessary government regulatory approval, or that any approved product will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales.

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. For the three months ended March 31, 2023, the Company incurred a net loss of $71,174, and had net operating cash outflows of $76,584. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future.

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, the Company disclosed that there was substantial doubt about its ability to continue as a going concern as a result of conditions that existed as of the date of issuance of the consolidated financial statements included therein. At that time, primarily as a result of the increased and costly efforts to prepare for potential commercialization of VOWST, in conjunction with the Company's research and development efforts for other preclinical and product candidates, the Company determined that it would need additional funding in early 2024. Because certain elements of management's plans to mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern were contingent upon the approval by the FDA of the Biologics License Application ("BLA") for VOWST, and such approval was outside the Company's control, those elements could not be considered probable according to Accounting Standards Codification (“ASC”) 205-40, Going Concern ("ASC 205-40"), and therefore also could not be considered in the evaluation of mitigating factors.

On April 26, 2023, the BLA was approved by the FDA. Accordingly, the Company is entitled to receive a $125,000 milestone payment under its license agreement with Nestlé executed in July 2021 ("2021 License Agreement," see Note 11, Collaboration Revenue). Additionally, the Company will be eligible to receive payments from Nestlé for the supply of VOWST, and is entitled to share equally in its commercial profits and losses.

As of the date of issuance of these condensed consolidated financial statements, management’s plans to mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern include receipt of the $125,000 milestone payment associated with VOWST FDA approval, which is contractually due and payable to the Company from Nestlé, as well as the commercialization of VOWST and receipt of payments from Nestlé for the supply of VOWST, and sharing equally in commercial profits and losses with Nestlé pursuant to the 2021 License Agreement. Management concluded these plans are probable of being effectively implemented and of mitigating the conditions that raised substantial doubt about the Company’s ability to continue as a going concern. The Company expects that its cash, cash equivalents and investments as of March 31, 2023, together with the net proceeds received in April 2023 from the Term Loan and the $125,000 milestone payment currently due and payable from Nestlé, will be sufficient to fund its operating expenses, capital expenditure requirements, and debt service obligations for at least the next 12 months from issuance of these condensed consolidated financial statements. The Company may also seek to raise additional capital through financing or other transactions, including the Company’s at the market equity offering. The future viability of the Company beyond 12 months from issuance of these condensed consolidated financial statements is dependent on its ability to raise additional capital to finance its operations.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of March 31, 2023 and for the three months ended March 31, 2023 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 7, 2023 (the “Annual Report”).

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The condensed consolidated balance sheet at December 31, 2022 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2023.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. In the unaudited condensed consolidated financial statements, the Company uses estimates and assumptions related to revenue recognition and the accrual of research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from those estimates.

Restricted Cash

The Company held restricted cash of $8,185 as of March 31, 2023 and December 31, 2022, which represents cash held for the benefit of the landlord for the Company's leases. The Company has classified the restricted cash as long-term on its condensed consolidated balance sheets as the underlying leases are greater than 1 year.

Cash, cash equivalents and restricted cash were comprised of the following (in thousands):

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$94,841	$163,030
Restricted cash, non-current	8,185	8,185
Total cash, cash equivalents and restricted cash	$103,026	$171,215

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of March 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$22,646	$—	$—	$22,646
Commercial paper	—	1,248	—	1,248
Government securities	—	2,744	—	2,744
Investments:
Commercial paper	$—	$4,983	$—	$4,983
Corporate bonds	—	2,249	—	2,249
Government securities	—	4,471	—	4,471
	$22,646	$15,695	$—	$38,341

	Fair Value Measurements as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$47,863	$—	$—	$47,863
Commercial paper	—	11,691	—	11,691
Government securities	—	4,966	—	4,966
Investments:
Commercial paper	$—	$2,465	$—	$2,465
Corporate bonds	—	2,957	—	2,957
Government securities	—	12,889	—	12,889
	$47,863	$34,968	$—	$82,831

Money market funds were valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Commercial paper, corporate bonds, and government securities were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy. There were no transfers between Level 1 or Level 2 during the three months ended March 31, 2023.

As of both March 31, 2023 and December 31, 2022, the Company held a restricted investment of $1,401, which represents a certificate of deposit that is classified as Level 2 in the fair value hierarchy.

4. Investments

Investments by security type consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$4,983	$—	$—	$4,983
Corporate bonds	2,248	1	—	2,249
Government securities	4,470	1	—	4,471
	$11,701	$2	$—	$11,703

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$2,465	$—	$—	$2,465
Corporate bonds	2,958	—	(1)	2,957
Government securities	12,898	3	(12)	12,889
	$18,321	$3	$(13)	$18,311

Investments with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the table above. Investments with maturities of less than 12 months are considered current assets and those investments with maturities greater than 12 months are considered non-current assets.

Excluded from the tables above are restricted investments of $1,401 as the cost approximates current fair value as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023 and December 31, 2022, all of the Company's investments are classified as available-for-sale and mature within 12 months of the balance sheet date.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Laboratory equipment	$26,586	$24,533
Computer equipment	3,707	3,557
Furniture and office equipment	4,417	3,491
Leasehold improvements	32,811	32,474
Construction in progress	3,225	3,970
	70,746	68,025
Less: Accumulated depreciation and amortization	(46,440)	(45,040)
	$24,306	$22,985

Depreciation and amortization expense was $1,400 and $1,570 for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 the Company disposed of certain fully-depreciated assets with a cost basis of $9.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Development and manufacturing costs	$6,043	$6,717
Payroll and payroll-related costs	6,877	14,709
Liability related to 2021 License Agreement (Note 11)	24,958	34,770
Facility and other	6,483	3,644
	$44,361	$59,840

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

In April 2022, the Company entered into a lease for additional laboratory and office space in Spring House, Pennsylvania, with a lease term of ten years and a renewal option, subject to certain conditions, for an additional five-year term. The undiscounted minimum lease payments are $2,980, net of a tenant improvement allowance of $1,223, over the original ten-year term. The lease commenced in April 2023, and accordingly as of March 31, 2023, the Company has not recorded a right-of-use asset or a lease liability with respect thereto.

The following table summarizes the presentation in the Company’s condensed consolidated balance sheets of its operating leases (in thousands):

	March 31, 2023	December 31, 2022
Assets:
Operating lease assets	$108,914	$110,984

Liabilities:
Operating lease liabilities	$4,784	$3,601
Operating lease liabilities, net of current portion	106,692	107,942
Total operating lease liabilities	$111,476	$111,543

The following table summarizes the effect of lease costs in the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease costs	$5,410	$1,672
Short-term lease costs	368	355
Variable lease costs	1,763	1,032
Total lease costs	$7,541	$3,059

During the three months ended March 31, 2023 and 2022, the Company made cash payments for operating leases of $3,413 and $2,113, respectively.

As of March 31, 2023, future payments of operating lease liabilities are as follows (in thousands):

As of March 31, 2023
2023 (remaining 9 months)	$13,403
2024	$19,055
2025	$21,164
2026	$21,754
2027 and thereafter	$108,383
Total future minimum lease payments	$183,759
Less: interest	(72,283)
Present value of operating lease liabilities	$111,476

As of March 31, 2023, the weighted average remaining lease term was 8.68 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 13%. As of March 31, 2022, the weighted average remaining lease term was 4.98 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 10%.

8. Notes Payable

On October 29, 2019 (the “Closing Date”), the Company entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) pursuant to which a term loan in an aggregate principal amount of up to $50,000 (the “Original Credit Facility”) was available to the Company in three tranches, subject to certain terms and conditions. Effective as of February 24, 2022 (the “Effective Date”), the Company entered into an Amendment to the Hercules Loan Agreement (the “Amendment”), with the lenders party thereto (the “Hercules Lenders”), and Hercules in its capacity as the administrative agent and the collateral agent for the Hercules Lenders, which amended the Original Credit Facility. Pursuant to the Amendment, term loans in an aggregate principal amount of up to $100,000 (the “Hercules Credit Facility”) became available to the Company in five tranches, subject to certain terms and conditions.

The first tranche in an aggregate principal amount of $25,000 was outstanding as of the Effective Date, after taking into account reborrowing by the Company on the Effective Date of a previously-repaid principal amount of approximately $2,900. The second tranche in an aggregate principal amount of $12,500 and the third tranche in an aggregate principal amount of $12,500 have been advanced to the Company and were outstanding as of the Effective Date. The fourth tranche in an aggregate principal amount of $25,000 was available upon satisfaction of certain conditions, including the approval by the FDA of a biologics license application in respect of SER-109 (the "Regulatory Approval Milestone") by no later than December 15, 2023. The fifth tranche in an aggregate principal amount of up to $25,000 was available through the Amortization Date (as defined below) upon satisfaction of certain conditions, including the Hercules Lenders’ investment committee approval.

All advances outstanding under the Hercules Credit Facility bore interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 6.40%, and (ii) 9.65%. For all advances outstanding under the Hercules Credit Facility, the Company was to make interest only payments through December 31, 2023, extendable to December 31, 2024 upon satisfaction of certain conditions (such applicable date, the “Amortization Date”). The principal balance and interest on the advances was to be repaid in equal monthly installments after the Amortization Date and continuing through October 1, 2024, extendable to October 1, 2025, upon satisfaction of certain conditions (such applicable date, the “Hercules Maturity Date”).

The Company had the option to prepay advances under the Hercules Credit Facility, in whole or in part, at any time subject to a prepayment charge equal to: (a) 2.0% of amounts so prepaid, if such prepayment had occurred during the first year following the Effective Date; (b) 1.5% of the amount so prepaid, if such prepayment had occurred during the second year following the Effective Date, and (c) 1.0% of the amount so prepaid, if such prepayment had occurred during the third year following the Effective Date.

Prior to the repayment (see Note 14, Subsequent Events), the Hercules Loan Agreement included an end of term charge of 4.85% of the aggregate amount of the advances made under the Original Credit Facility, due on the earliest date of (i) November 1, 2023; (ii) the date that the Company prepaid all of the outstanding principal in full, or (iii) the date the loan payments were accelerated due to an event of default. The Hercules Loan Agreement also included an additional end of term charge of 1.75% of the aggregate amount of the advances under the Hercules Credit Facility (including the first tranche of $25,000), due on the earliest date of (i) the Hercules Maturity Date; (ii) the date that the Company prepaid all of the outstanding principal in full, or (iii) the date the loan payments were accelerated due to an event of default.

Other terms of the Hercules Credit Facility remained generally identical to those under the Original Credit Facility, with certain covenants amended by the Amendment to provide the Company with additional operational flexibility, including the ability for the Company to issue up to $350,000 in convertible notes. The Hercules Credit Facility included a conditional liquidity covenant commencing on June 15, 2023, which ceased to apply if certain conditions were satisfied.

The Hercules Credit Facility is secured by substantially all of the Company’s assets, other than the Company’s intellectual property. The Company has agreed to not pledge or secure its intellectual property to others.

The Company accounted for the Hercules Credit Facility as a modification in accordance with the guidance in ASC 470-50, Debt. Amounts paid to the Hercules Lenders were recorded as debt discount and a new effective interest rate was established. Upon issuance, the Hercules Credit Facility was recorded as a liability with an initial carrying value of $50,586, net of debt issuance costs. The initial carrying value was accreted to the repayment amount, which includes the outstanding principal plus the end of term charge, through interest expense using the effective interest rate method over the term of the debt. The effective interest rate in effect as of March 31, 2023 was 15.48%. As of March 31, 2023 and December 31, 2022, the carrying value of the debt was $51,234 and $51,047, respectively.

As of March 31, 2023 the future principal payments due under the arrangement, excluding interest and the end of term charge, were as follows (in thousands):

Year Ending December 31,	Principal
2023 (remaining 9 months)	$—
2024	50,000
Total	$50,000

During the three months ended March 31, 2023 and 2022 the Company recognized $1,948 and $912, respectively, of interest expense related to the Hercules Loan Agreement, which is reflected in interest expense on the condensed consolidated statements of operations and comprehensive loss.

On April 27, 2023, the Company executed the Oaktree Credit Agreement (see Note 14, Subsequent Events), and accordingly at March 31, 2023, had the intent and ability to refinance the short-term principal obligations of the Hercules Credit Facility, as demonstrated by entering into the Oaktree Credit Agreement. Therefore, the balance of the principal payments on the Hercules Credit Facility is classified as long-term portion of note payable on the accompanying condensed consolidated balance sheets.

9. Common Stock and Stock-Based Awards

On May 21, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $150,000, from time to time, through an “at the market” equity offering program under which Cowen acts as sales agent. During the three months ended March 31, 2023, the Company sold 787,170 shares of common stock under the Sales Agreement, at an average price of approximately $5.67 per share, raising aggregate net proceeds of approximately $4,238 after deducting an aggregate commission of approximately 3% and other issuance costs. During the three months ended March 31, 2022, the Company did not sell any shares of common stock under the Sales Agreement.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2022	14,940,034	$10.03	7.25	$11,608
Granted	2,118,845	$5.50
Exercised	(56,523)	$3.32
Forfeited	(176,212)	$10.46
Outstanding as of March 31, 2023	16,826,144	$9.48	7.31	$12,188
Options exercisable as of March 31, 2023	8,676,217	$10.16	5.98	$8,764

The weighted average grant-date fair value of stock options granted during the three months ended March 31, 2023 and 2022 was $4.56 and $5.90 per share, respectively.

During the year ended December 31, 2021, the Company granted performance-based stock options to employees for the purchase of an aggregate of approximately 562,000 shares of common stock with a grant date fair value of $5.53 per share. These stock options are exercisable only upon achievement of specified performance targets. As of March 31, 2023, none of these options were exercisable because none of the specified performance targets had been achieved. Because achievement of the specified performance targets was not deemed probable as of March 31, 2023, the Company did not record any expense for these stock options from the dates of issuance through March 31, 2023.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity since December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2022	1,549,540	$9.37
Granted	3,014,810	$5.50
Vested	(259,023)	$8.91
Forfeited	(89,493)	$9.50
Unvested restricted stock units as of March 31, 2023	4,215,834	$6.63

The Company has granted restricted stock units with service-based vesting conditions ("RSUs") and performance-based vesting conditions ("PSUs"). RSUs and PSUs represent the right to receive shares of common stock upon meeting specified vesting requirements. RSUs and PSUs may not be sold or transferred by the holder and vest according to the service-based or performance-based vesting conditions of the award. During the three months ended March 31, 2023 and 2022, the Company granted 1,692,095 and 989,544 RSUs and 1,322,715 and 0 PSUs, respectively. RSUs generally vest over four years, with 25% vesting after one year, and the remaining 75% vesting quarterly over the next 3 years, subject to continued service to the Company through the applicable vesting date. PSUs vest according to the performance requirements of the awards, generally when the Company has determined that the specified performance targets have been achieved.

During the year ended December 31, 2021, the Company granted PSUs to two employees for the purchase of an aggregate of 85,000 shares of common stock with a grant date fair value of $9.59 per share and 40,000 shares of common stock with a grant date fair value of $20.35 per share. These PSUs vest only upon achievement of specified performance targets. In October 2022, 42,500 of the PSUs with a grant date fair value of $9.59, and 20,000 of the PSUs with a grant date fair value of $20.35, vested fully, as the associated performance targets were achieved. Accordingly, the Company recorded $815 in compensation expense during the year ended December 31, 2022, with respect to these PSUs. As of March 31, 2023, the remaining PSUs underlying these awards were not vested because the associated targets had not been achieved. In addition, the performance targets were not deemed probable of achievement. Accordingly, the Company did not record any expense for these PSUs from the dates of issuance through March 31, 2023.

During the three months ended March 31, 2023, the Company granted PSUs to employees for the purchase of an aggregate of 1,322,715 shares of common stock with a grant date fair value of $5.50. These PSUs begin to vest ratably only upon achievement of specified performance targets. As of March 31, 2023, none of these PSUs had started to vest because the associated targets had not been achieved and were not deemed probable of achievement. Accordingly, the Company did not record any expense for these PSUs from the date of issuance through March 31, 2023.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development expenses	$3,731	$2,483
General and administrative expenses	3,119	2,596
	$6,850	$5,079

10. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(71,174)	$(56,624)
Loss attributable to common stockholders - basic and diluted	$(71,174)	$(56,624)

Denominator:
Weighted-average shares outstanding	125,862,975	92,164,419
Loss per share applicable to common stockholders - basic and diluted	$(0.57)	$(0.61)

Anti-dilutive potential common stock equivalents excluded from the calculation of net loss per share:
Stock options to purchase common stock	16,826,144	14,820,313
Unvested restricted stock units	4,215,834	1,582,641
Shares issuable under ESPP	68,594	32,355

The anti-dilutive potential common stock equivalents for the three months ended March 31, 2023 and 2022 were excluded from the computation of diluted net income per share attributable to common stockholders because those stock options to purchase common stock and restricted stock units had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods.

11. Collaboration Revenue

License Agreement with NHSc Rx License GmbH (Nestlé)

Summary of Agreement

In July 2021, the Company entered into the 2021 License Agreement with NHSc Pharma Partners, succeeded by NHSc Rx License GmbH (together with Société des Produits Nestlé S.A., their affiliates, and their subsidiaries, "Nestlé"). Under the terms of the Agreement, the Company granted Nestlé a co-exclusive, sublicensable (under certain circumstances) license to develop, commercialize and conduct medical affairs activities for (i) therapeutic products based on the Company's microbiome technology (including VOWST, previously the Company's SER-109 product candidate) that are developed by the Company or on the Company's behalf for the treatment of CDI and recurrent CDI, as well as any other indications pursued for the products upon mutual agreement of the parties (the “2021 Field”) in the United States and Canada (the “2021 Licensed Territory”), and (ii) VOWST and any improvements and modifications thereto developed pursuant to the terms of the 2021 License Agreement (the "2021 Collaboration Products") for any indications in the 2021 Licensed Territory. The Company was responsible for completing development of VOWST in the 2021 Field in the United States until first regulatory approval, which was obtained on April 26, 2023.

Nestlé has the sole right to commercialize the 2021 Collaboration Products in the 2021 Licensed Territory in accordance with a commercialization plan. Both parties will perform medical affairs activities in the 2021 Licensed Territory in accordance with a medical affairs plan. The Company is responsible for the manufacturing and supply for commercialization under a supply agreement that has been executed between the parties. Both parties will perform pre-launch activities of 2021 Collaboration Products prior to the first commercial sale in the United States. The Company is responsible for funding the pre-launch activities until first commercial sale of 2021 Collaboration Products in the 2021 Licensed Territory and in accordance with a pre-launch plan, up to a specified cap. Following first commercial sale of 2021 Collaboration Products, the Company will be entitled to share equally in its commercial profits and losses.

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

The 2021 License Agreement continues in effect until all development and commercialization activities for all 2021 Collaboration Products in the 2021 Licensed Territory have permanently ceased. The 2021 License Agreement may be terminated by either party upon sixty days’ written notice for the other party’s material breach that remains uncured during such sixty-day period, or immediately upon written notice for the other party’s insolvency. Nestlé may also terminate the 2021 License Agreement at-will (i) with twelve months’ prior written notice, effective only on or after the third anniversary of first commercial sale of the first 2021 Collaboration Product in the 2021 Licensed Territory, or (ii) if first commercial sale of the first 2021 Collaboration Product in the 2021 Licensed Territory has not occurred by the fifth anniversary of the effective date of the 2021 License Agreement, with one hundred eighty days’ prior written notice, which must be provided during a specified period set forth in the 2021 License Agreement. The Company may also terminate the 2021 License Agreement immediately upon written notice if Nestlé challenges any licensed patent in the 2021 Licensed Territory. Upon termination of the 2021 License Agreement, all licenses granted to Nestlé by the Company will terminate. If the Company commits a material breach of the 2021 License Agreement, Nestlé may elect not to terminate the 2021 License Agreement but instead apply specified adjustments to the payment terms and other terms and conditions of the 2021 License Agreement.

Accounting Analysis

The 2021 License Agreement represents a separate contract between Nestlé and the Company. The 2021 License Agreement is within the scope of Accounting Standard Update 2018-18, Collaborative Arrangements (Topic 808), and has elements that are within the scope of ASC 606 - Revenue From Contracts with Customers (Topic 606) and Topic 808.

The Company identified the following promises in the 2021 License Agreement that were evaluated under the scope of Topic 606: (i) delivery of a co-exclusive license for VOWST (previously SER-109) to develop, commercialize and conduct medical affairs in the United States and Canada; (ii) services to be performed in accordance with the development and regulatory activity plan to obtain regulatory approval of VOWST in the United States. The Company also evaluated whether certain options outlined within the 2021 License Agreement represented material rights that would give rise to a performance obligation and concluded that none of the options convey a material right to Nestlé and therefore are not considered separate performance obligations within the 2021 License Agreement.

The Company assessed the above promises and determined that the co-exclusive license for VOWST and the services to obtain regulatory approval of VOWST in the United States are reflective of a vendor-customer relationship and therefore represent performance obligations within the scope of Topic 606. The co-exclusive license for VOWST in the United States and Canada is considered functional intellectual property and distinct from other promises under the contract as Nestlé can benefit from the license on its own or together with other readily available resources. The services performed by the Company to obtain regulatory approval of VOWST are not complex or specialized, could be performed by another qualified third party, are not expected to significantly modify or customize the license given that VOWST was late-stage intellectual property that completed clinical development and the services are expected to be performed over a short period of time. Therefore, the license and the services each represents a separate performance obligation within a contract with a customer under the scope of Topic 606 at contract inception.

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

The up-front payment of $175,000 compensated the Company for: (i) the co-exclusive license for VOWST to develop, commercialize and conduct medical affairs in the United States and Canada, (ii) services performed in accordance with the development and regulatory activity plan to obtain regulatory approval of VOWST in the United States and (iii) pre-launch activities performed by Nestlé and the Company until the first commercial sale of VOWST in the United States. The commercialization activities, which include the commercial manufacturing, participation on joint steering committees and medical affairs work, that occur after regulatory approval of VOWST in the United States, are part of the 50/50 sharing of commercial profits. Therefore, the up-front payment of $175,000 does not compensate the Company for these activities.

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

The Topic 606 transaction price of $139,500 was allocated to the co-exclusive license for VOWST and the services performed in accordance with the development and regulatory activity plan to obtain regulatory approval of VOWST in the United States based on the Company’s SSP. The Company recognized revenue for the license performance obligation at a point in time, that is upon transfer of the license to Nestlé. As control of the license was transferred in July 2021, the Company recognized $131,343 of collaboration revenue - related party during the year ended December 31, 2021 pertaining to the license performance obligation. The remaining amount of the Topic 606 transaction price of $8,157 was allocated to the services performance obligation and is being recognized over time as the services are performed. During the three months ended March 31, 2023 and 2022 the Company recognized $1,122 and $768 of collaboration revenue - related party, respectively, related to the services performance obligation under the 2021 License Agreement.

The amount allocated to the Topic 808 unit of accounting relates to the pre-launch activities performed prior to the first commercial sale of 2021 Collaboration Products and was determined to be $35,500 based on standalone selling price.

The Company recorded the $35,500 in total liabilities on its condensed consolidated balance sheet at the inception of the arrangement. On a quarterly basis, the Company and Nestlé will provide financial information about the pre-launch activities performed by both parties. The Company reduces the $35,500 liability as the pre-launch activities are performed and it makes payments to Nestlé for the pre-launch costs Nestlé incurs. As of March 31, 2023 and December 31, 2022, there was $24,958 and $34,770, respectively, included in accrued expenses and other current liabilities which includes Nestlé incurred costs not yet reimbursed.

The cost associated with pre-launch activities performed by the Company is recorded within total operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss. In the three months ended March 31, 2023 and 2022, the Company recognized $801 and $1,635, respectively, in research and development expenses and $2,703 and $2,438, respectively, in general and administrative expenses associated with pre-launch activities performed.

As the Company and Nestlé are both active participants in the pre-launch activities, the sharing of 50% of the pre-launch costs will be recognized in collaboration (profit) loss sharing - related party in the Company’s condensed consolidated statements of operations and comprehensive loss. The Company recorded $3,607 of expense and $976 of income in the collaboration (profit) loss sharing line for the three months ended March 31, 2023 and 2022, respectively.

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

Under the 2016 License Agreement, the Company granted to Nestlé an exclusive, royalty-bearing license to develop and commercialize, in the 2016 Licensed Territory, certain products based on its microbiome technology that are being developed or commercialized, as applicable, for the treatment of CDI and IBD, including VOWST, SER-262, SER-287 and SER-301 (collectively, the “2016 Collaboration Products”). The 2016 License Agreement sets forth the Company’s and Nestlé’s respective obligations for development, commercialization, regulatory and manufacturing and supply activities for the 2016 Collaboration Products with respect to the licensed fields and the 2016 Licensed Territory.

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

At contract inception, the Company determined that the $120,000 non-refundable upfront amount constituted the entirety of the consideration to be included in the transaction price as the development, regulatory, and commercial milestones were fully constrained. During the year ended December 31, 2016, the Company received $10,000 from Nestlé in connection with the initiation of the Phase 1b study for SER-262 in CDI. During the year ended December 31, 2017, the Company received $20,000 from Nestlé in connection with the initiation of the Phase 3 study for VOWST, then SER-109. During the year ended December 31, 2018, the Company received $40,000 from Nestlé in connection with the initiation of the Phase 2b study for SER-287. During the year ended December 31, 2020, the Company received $10,000 from Nestlé in connection with the initiation of the Phase 1b SER-301 study. As of March 31, 2023, the aggregate amount of the transaction price allocated to the performance obligation of the 2016 License Agreement was approximately $200,000.

During the three months ended March 31, 2023 and 2022, using the cost-to-cost method, which best depicts the transfer of control to the customer, the Company recognized $(1,644) and $725 of collaboration revenue – related party, respectively.

As of March 31, 2023 and December 31, 2022, there was $97,211 and $96,689, respectively, of deferred revenue related to the unsatisfied portion of the performance obligations under the Nestlé agreements. As of March 31, 2023 and December 31, 2022, the deferred revenue is classified as current or non-current in the condensed consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next 12 months, which is determined by the cost-to-cost method which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation. All costs associated with the 2016 License Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

Contract Balances from Contracts with Customers

The following table presents changes in the Company’s contract liabilities during the three months ended March 31, 2023 and 2022 (in thousands):

	Balance as of December 31, 2022	Additions	Deductions	Balance as of March 31, 2023
Three Months Ended March 31, 2023
Contract liabilities:
Deferred revenue - related party	$96,689	1,644	(1,122)	$97,211

	Balance as of December 31, 2021	Additions	Deductions	Balance as of March 31, 2022
Three Months Ended March 31, 2022
Contract liabilities:
Deferred revenue - related party	$103,817	—	(1,493)	$102,324

During the three months ended March 31, 2023 and 2022 the Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$(522)	$1,493

When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Revenue is recognized from the contract liability over time using the cost-to-cost method. During the three months ended March 31, 2023, the Company's estimate of total costs expected to be incurred increased, resulting in a reversal of revenue based on its cost-to-cost methodology.

12. Commitments and Contingencies

Leases

Refer to Note 7, Leases, for discussion of the commitments associated with the Company’s lease portfolio.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2023 or December 31, 2022.

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

The Company did not accrue any liabilities related to legal contingencies in its consolidated financial statements as of March 31, 2023 or December 31, 2022.

13. Related Party Transactions

As described in Note 11, in July 2021, the Company entered into the 2021 License Agreement with NHSc Pharma Partners, succeeded by NHSc Rx License GmbH (together with Société des Produits Nestlé S.A., their affiliates, and their subsidiaries, “Nestlé”). NHSc Rx License GmbH is an affiliate of one of the Company's significant stockholders, Société des Produits Nestlé S.A. During the three months ended March 31, 2023 and 2022, the Company recognized $1,122 and $768, respectively, of related party revenue associated with the 2021 License Agreement. As of March 31, 2023 and December 31, 2022, there was $854 and $1,976 of deferred revenue related to the 2021 License Agreement, respectively, which is classified as current in the condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022 there was $24,958 and $34,770 included in accrued expenses and other liabilities related to the 2021 License Agreement. During the three months ended March 31, 2023, the Company paid Nestlé $13,419 for Nestlé's share of the collaboration expenses pursuant to the 2021 License Agreement. The Company made no payments to Nestlé during the three months ended March 31, 2022. There is no amount due from Nestlé pursuant to the 2021 License Agreement as of March 31, 2023 or December 31, 2022.

As described in Note 11, in January 2016, the Company entered into the 2016 License Agreement with Nestec, Ltd, succeeded by Société des Produits Nestlé S.A. for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. Société des Produits Nestlé S.A. is one of the Company's significant stockholders. During the three months ended March 31, 2023 and 2022, the Company recognized $(1,644) and $725, respectively, of related party revenue associated with the 2016 License Agreement. As of March 31, 2023 and December 31, 2022, there was $96,357 and $94,713 of deferred revenue related to the 2016 License Agreement, which is classified as current or non-current in the condensed consolidated balance sheets. The Company has made no payments to Nestlé during the three months ended March 31, 2023 and 2022. There is no amount due from Nestlé pursuant to the 2016 License Agreement as of March 31, 2023 or December 31, 2022.

14. Subsequent Events

On April 27, 2023, the Company entered into the Oaktree Credit Agreement among the Company, the subsidiary guarantors from time to time party thereto, the Lenders, and the Agent. The Oaktree Credit Agreement establishes the Term Loan consisting of (i) the $110,000 Tranche A Loan, (ii) $45,000 (the “Tranche B Loan”) that the Company may borrow subject to certain conditions, (iii) $45,000 (the “Tranche C Loan”) that the Company may borrow subject to certain conditions, and (iv) $50,000 (the “Tranche D Loan”) available in Oaktree’s sole discretion; provided, in the case of the Tranche B Loan and the Tranche C Loan, that the Company and its subsidiaries have achieved certain VOWST net sales targets. The Term Loan has a maturity date of April 27, 2029 (the “Maturity Date”). Of the $110,000 Tranche A Loan advanced by the Lenders at closing, approximately $53,380 repaid the Company's existing credit facility with Hercules. After deducting other transaction expenses and fees, the Company received net proceeds of approximately $50,446.

Borrowings under the Term Loan will bear interest at a rate per annum equal to three-month term Secured Overnight Financing Rate ("SOFR") (subject to a 2.50% floor and a 5.00% cap), plus an applicable margin of 7.875%, payable quarterly in arrears. If certain VOWST net sales targets are met, the applicable margin will be reduced from 7.875% to 7.50% through the Maturity Date. The Company is permitted to make quarterly interest-only payments on the Term Loan for the first three years after the Closing Date. Beginning on June 30, 2026, the Company will be required to make quarterly payments of interest, plus repay 7.50% of the outstanding principal of the Term Loan in quarterly installments until the Maturity Date, unless the interest only period is extended based upon the achievement of certain VOWST net sales targets.

The Company is obligated to pay the Lenders an exit fee equal to 1.50% of the aggregate amount of the Term Loan funded, such exit fee to be due and payable upon the earliest to occur of (1) the Maturity Date, (2) the acceleration of the outstanding Term Loan, and (3) the prepayment of the outstanding Term Loan. The Company may voluntarily prepay the outstanding Term Loan, subject to a customary make-whole for the first two years following the Closing Date plus 4.0% of the principal amount of the Term Loan prepaid, and thereafter a prepayment premium equal to (i) 4.0% of the principal amount of the Term Loan prepaid, if prepaid after the second anniversary of the Closing Date through and including the third anniversary of the Closing Date, (ii) 2.0% of the principal amount of the Term Loan if prepaid after the third anniversary of the Closing Date through and including the fourth anniversary of the Closing Date, (iii) 1.0% of the principal amount of the Term Loan if prepaid after the fourth anniversary of the Closing Date through and including the fifth anniversary of the Closing Date, with no prepayment premium due after the fifth anniversary of the Closing date through the Maturity Date.

The Company’s obligations under the Oaktree Credit Agreement and the other Loan Documents (as defined in the Oaktree Credit Agreement) will be guaranteed by any domestic subsidiaries of the Company that become Guarantors (as defined in the Oaktree Credit Agreement), subject to certain exceptions. The Company’s and the Guarantors’ (collectively, the “Loan Parties”) respective obligations under the Oaktree Credit Agreement and the other Loan Documents are secured by first priority security interests in substantially all assets of the Loan Parties, including intellectual property, subject to certain customary thresholds and exceptions. As of the Closing Date, there are no Guarantors.

The Oaktree Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including a financial covenant requiring the Company to maintain certain levels of cash and cash equivalents in accounts subject to a control agreement in favor of the Agent of at least $30,000 at all times commencing from 30 days after the Closing Date and decreasing to $25,000 of cash and cash equivalents in such controlled accounts after the Company borrows any Tranche B Loan.

In addition, the Oaktree Credit Agreement contains certain events of default that entitle the Agent to cause the Company’s indebtedness under the Oaktree Credit Agreement to become immediately due and payable, and to exercise remedies against the Loan Parties and the collateral securing the Term Loan, including cash. In an event of default and for its duration, as defined in the Oaktree Credit Agreement, an additional default interest rate equal to 2.0% per annum may apply to all obligations owed under the Oaktree Credit Agreement.

On the Closing Date, the Company is required to issue to the Lenders of such Term Loan warrants to purchase 647,589 shares (subject to certain adjustments) of the Company’s common stock (the “Tranche A Warrant”), at an exercise price per share of $6.69. Upon the funding of each of the Tranche B Loan and the Tranche C Loan, the Company is required to issue to the Lenders of the Term Loan additional warrants (together with the Tranche A Warrant, "Warrants") to purchase 264,922 shares (subject to certain adjustments) of the Company’s common stock on each such funding date at an exercise price equal to the trailing volume weighted average price of the Company’s common stock for the 30 trading days prior to the funding date for each tranche. The Warrants are immediately exercisable, and the exercise period will expire seven years from the date of issuance.

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

Overview

We are a commercial-stage microbiome therapeutics company focused on the development and commercialization of a novel class of biological drugs, which are designed to treat disease by modulating the microbiome to restore health by repairing the function of a disrupted microbiome to a non-disease state. Our first drug, VOWST (fecal microbiota spores, live-brpk), formerly called SER-109, was approved by the U.S. Food and Drug Administration, or FDA on April 26, 2023 to prevent recurrence of Clostridioides difficile infection, or CDI, in patients 18 or older following antibacterial treatment for recurrent CDI. In addition, we have an advanced drug development pipeline including VOWST and other clinical-stage assets that are formulated for oral delivery, and a differentiated microbiome therapeutics drug discovery and development platform, including good manufacturing practices, or GMP, manufacturing capabilities for this novel drug modality.

Our highest priority is the commercialization of VOWST in the United States, the first orally administered microbiota-based therapeutic approved by the U.S. Food and Drug Administration, or FDA. We plan to launch VOWST in the United States with our collaborator, Nestlé Health Science, or Nestlé, in June 2023.

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

We are evaluating SER-155 in a Phase 1b study in patients undergoing allogeneic hematopoietic stem cell transplantation, or allo-HSCT, to prevent enteric-derived infections and resulting blood stream infections, as well as induce immune tolerance responses to reduce the incidence of graft-versus-host disease, or GvHD. In December 2022, the study’s Data and Safety Monitoring Board reviewed available clinical data for cohort 1 and cleared advancement to cohort 2. In February 2023, we announced the initiation of enrollment in cohort 2. In May 2023, we announced the Phase 1b cohort 1 results. Gastrointestinal microbiome data from the first 100 days of SER-155 Phase 1b open-label study cohort 1 showed the successful engraftment of SER-155 bacterial strains, and a substantial reduction in the cumulative incidence of pathogen domination, a biomarker associated with the risk of serious enteric infections and resulting bloodstream infections, as well as GvHD. The tolerability profile observed was favorable, with no serious adverse events attributed to SER-155 administration. Enrollment in the placebo-controlled cohort 2 portion of the study is ongoing and 100-day topline results are anticipated in mid-2024.

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

Other than VOWST, our product candidates are still in preclinical development or early-stage discovery. Our ability to generate collaboration profit sufficient to achieve profitability will depend heavily on the commercial success of VOWST, as well as the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss was $71.2 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $935.7 million and cash, cash equivalents and investments totaling $106.5 million. We expect that our existing cash, cash equivalents and investments, together with the net proceeds received in April 2023 from the Oaktree Term Loan and the $125.0 million milestone payment currently due and payable from Nestlé, will be sufficient to fund our operating expenses, capital expenditure requirements and debt service obligations for at least the next 12-months from issuance of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

While we plan to focus our investment on supporting commercialization of VOWST and on our highest priority clinical programs in the near-term, our expenses may increase substantially in connection with our ongoing and planned activities, particularly as we:

•
commercialize VOWST for adult patients with recurrent CDI with our collaborator;
•
continue the clinical development of SER-155 in an effort to reduce incidences of gastrointestinal infections, resulting bloodstream infections and graft-versus host disease, or GvHD, in patients undergoing allogeneic hematopoietic stem cell transplant, or allo-HSCT;
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
•
establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we have obtained and in the future may obtain regulatory approval;
•
perform our obligations under our agreements with our collaborators;
•
seek to obtain regulatory approvals for our product candidates; and
•
experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

In addition, if we obtain marketing approval for any of our product candidates, we expect to incur costs related to product manufacturing and commercialization, including marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company.

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

VOWST

VOWST (previously referred to as SER-109) was approved by the FDA on April 26, 2023, to prevent recurrence of CDI in individuals 18 years of age or older following antibacterial treatment for recurrent CDI. VOWST is the first FDA-approved orally administered microbiota-based therapeutic, and consists of a consortium of purified Firmicutes spores designed to prevent recurrent CDI in patients with a history of CDI by modulating the microbiome to a state that resists C. difficile germination and growth. The VOWST manufacturing purification process is designed to remove unwanted microbes in an effort to reduce the risk of pathogen transmission beyond donor screening alone. VOWST is intended to treat individuals aged 18 or older with recurrent CDI. We estimate that there will be approximately 156,000 rCDI cases in the United States during 2023.

We plan to launch VOWST in the United States with our collaborator, Nestlé, in June 2023. Under the terms of the 2021 License Agreement with Nestlé, Nestlé will assume the role of lead commercialization party. We received an upfront license payment of $175 million and, with FDA approval of VOWST, are due to receive an additional $125 million. The agreement also includes sales target milestones which, if achieved, could total up to $225 million. We were responsible for development costs in the United States, and will be responsible pre-commercialization costs in the United States. Following first commercial sale of VOWST, we will be entitled to share equally in its commercial profits and losses.

We believe VOWST can be commercialized with a focused specialty sales force that will target gastrointestinal and infectious disease physicians, which are the two primary groups of physicians who treat recurrent CDI patients. We have initiated commercial readiness activities that include: C. difficile market assessments, publication and presentation planning, stakeholder and advocacy relationship mapping, brand name selection, and initiation of payer and reimbursement strategic planning. We launched a disease education campaign in the fourth quarter of 2021 with an increasingly robust media plan as we approach commercial launch. In the second quarter of 2022, we deployed an experienced Nestlé payer team to conduct preapproval information exchange activities. To date, this team has engaged payers covering more than 150 million lives. In order to complement Nestlé's current gastroenterology sales force, in the fourth quarter of 2022, a hospital selling team of twenty employees was hired to profile the top volume hospitals across the United States during the remainder of our prelaunch phase.

VOWST was previously granted Breakthrough Therapy and Orphan Drug Designations by the FDA. In connection with the FDA approval of VOWST, we received seven years of orphan-drug exclusivity, which began on April 26, 2023. During that time, VOWST is entitled to a period of marketing exclusivity, which precludes the FDA or other regulatory authorities from approving another marketing application for the same drug or biologic for the same disease or condition during that time period, except under certain circumstances.

The FDA approval of VOWST was supported by the Phase 3 development program that included the ECOSPOR III and ECOSPOR IV studies. ECOSPOR III was a multicenter, randomized, placebo-controlled study that enrolled 182 patients with multiply recurrent CDI. All patients who entered ECOSPOR III must have tested positive for C. difficile toxin. This inclusion criterion was implemented in an effort to ensure enrollment of only patients with active infection rather than simple colonization. The study was designed to evaluate patients for 24 weeks, with the primary endpoint comparing the C. difficile recurrence rate in subjects who received VOWST verses placebo at up to eight weeks after dosing.

ECOSPOR III data demonstrated that the study achieved its primary endpoint where VOWST was superior to placebo in reducing CDI recurrence at eight weeks, reflecting a recurrence-free rate of approximately 88% at eight weeks post-treatment. VOWST resulted in a 27% absolute reduction of recurrence of CDI compared to placebo at eight weeks post-treatment, which is a relative risk reduction of 68%. The rate of recurrence at 12 weeks in the VOWST arm was 18.0%, compared to a rate of 46.2% in the placebo arm, representing an absolute risk reduction of 28% (relative risk 0.40; 95% CI 0.24-0.65), and thereby consistent with the results seen at eight weeks. The efficacy results remained durable through 24 weeks of follow-up, as VOWST was observed to significantly reduced recurrence rates compared to placebo over 24 weeks, 21.3% vs. 47.3%, respectively. These data were published in the New England Journal of Medicine in January 2022 and in the Journal of the American Medical Association in October 2022.

ECOSPOR IV was an open-label single-arm study evaluating VOWST in 263 adult subjects with recurrent CDI. The overall safety profile observed in ECOSPOR IV through 24 weeks indicated that VOWST was well tolerated, consistent with the safety profile observed in the prior completed Phase 3 study, ECOSPOR III. The ECOSPOR IV study results contributed to the VOWST safety database and supported product approval. These data were published in the JAMA Network Open in February 2023.

In addition, we plan on initiating a Phase 3 trial in the European Union, or EU, in order to support a potential marketing application to expand access to the EU market.

Infection Protection and SER-155

We believe that the scientific and clinical data from our SER-109 program validate our novel approach of using microbiome therapeutics to decolonize pathogens, resulting in reduced rate of infections in medically compromised patients. Data from the

SER-109 ECOSPOR III and ECOSPOR IV Phase 3 trial published in the New England Journal of Medicine and Journal of the American Medical Association suggest that microbiome therapeutics have the potential to restructure the gut microbiome and shift the gut metabolic landscape. Additional data show that SER-109 rapidly reduced the abundance of bacteria associated with common antibiotic resistance genes, or ARGs, and reduced ARG abundance in the gut. Collectively, we believe these data suggest the potential for microbiome therapeutics to restore colonization resistance and ultimately to reduce infections and antimicrobial resistance. We believe this Infection Protection approach may be replicable in protecting a range of medically compromised patients from infections seeded by the gut microbiome. We believe this approach may also enable us to reduce antimicrobial resistant infections, which the World Health Organization declared as a top ten global public health threat facing humanity.

We are evaluating SER-155 in a Phase 1b study in allo-HSCT recipients in an effort to reduce incidences of gastrointestinal infections, resulting bloodstream infections and GvHD. We are also progressing additional preclinical stage programs to evaluate how microbiome therapeutics may reduce incidence of infection in indications such as cancer neutropenia, chronic liver disease, solid organ transplant, and antimicrobial resistant infections more broadly in settings of high-risk such as ICUs.

SER-155, an oral microbiome therapeutic candidate consisting of a consortium of cultivated bacteria, is designed to prevent enteric-derived infections and resulting blood stream infections, as well as induce immune tolerance responses to reduce the incidence of GvHD in patients undergoing allo-HSCT. SER-155 was designed using our reverse translational microbiome therapeutics development platform and the rationale for this program is based in part on published clinical evidence from our collaborators at Memorial Sloan Kettering Cancer Center showing that allo-HSCT patients with decreased diversity of commensal microbes were significantly more likely to die due to infection and/or lethal GvHD. The SER-155 Phase 1b study is designed to include approximately 70 patients in both an open-label (cohort 1) and a randomized, double-blind, placebo-controlled cohort (cohort 2) that will evaluate safety and tolerability before and after HSCT. Additionally, the engraftment of SER-155 bacteria (a measure of pharmacokinetics) and the rates of enteric-derived infections, gastrointestinal microbiome pathogen domination, and GvHD will be evaluated. In December 2022, the study’s Data and Safety Monitoring Board reviewed available clinical data for cohort 1 and cleared advancement to cohort 2. In February 2023, we announced the initiation of enrollment in cohort 2.

The SER-155 Phase 1b study cohort 1 was designed to assess safety and drug pharmacology including the engraftment of drug bacteria in the gastrointestinal tract. Cohort 1 included 13 subjects who received any dosing of the SER-155 regimen, with 11 of these subjects subsequently receiving an allo-HSCT. Nine subjects had evaluable samples for microbiome data analysis.

Gastrointestinal microbiome data from the first 100 days of SER-155 Phase 1b open-label study cohort 1 showed the successful engraftment of SER-155 bacterial strains, and a substantial reduction in the cumulative incidence of pathogen domination, a biomarker associated with the risk of serious enteric infections and resulting bloodstream infections as well as GvHD. The tolerability profile observed was favorable, with no serious adverse events attributed to SER-155 administration. Stem cell engraftment was observed in all subjects.

We believe these initial SER-155 Phase 1b study results provide encouraging evidence to support further development of SER-155 to potentially reduce enteric-derived infections, resulting bloodstream infections, and GvHD in individuals undergoing allo-HSCT for cancers and other serious conditions. Study data from cohort 1 suggest that SER-155 administration results in significantly lower incidence rates of gastrointestinal dominations with pathogens of clinical concern, such as Enterococcaceae, Enterobacteriaceae, Stsreptococcaceae, and Staphlococcaceae.

Enrollment of cohort 2 is ongoing, incorporating a randomized, double-blinded placebo-controlled design to further evaluate safety, engraftment, and incidence of gastrointestinal ESKAPE microbiome pathogen domination, as well as the incidence of enteric infections, enteric driven blood stream infections, and GvHD. Cohort 2 will enroll approximately 60 subjects administered either SER-155 or placebo at a 1:1 ratio. The study is being conducted at a number of leading cancer centers across the U.S. 100-day topline results are anticipated in mid-2024.

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

In addition, we have completed preliminary analysis of data from the first cohort of the SER-301 Phase 1b study evaluating SER-301 in patients with mild-to-moderate UC, which included 15 subjects. Evaluation of the first cohort data by an independent Data Safety Monitoring Board indicated that it would be safe to proceed to the placebo-controlled second cohort. While efficacy was not a pre-specified endpoint in the first cohort, post-hoc evaluation of clinical outcome data collected as part of the study indicated that no subjects in the first cohort achieved clinical remission as defined by the FDA using the Three-Component Modified Mayo Score after 10 weeks of treatment, though there were improvements in one or more individual components (endoscopic, stool frequency and rectal bleeding subscores) in some patients. SER-301 was optimized relative to SER-287 to incorporate bacterial strains that engrafted across the majority of patients in our previous trials, and strains that were associated with positive clinical outcomes and the modulation of key microbial-associated metabolites. In the Phase 1b study, strains in SER-301 were observed to engraft in subjects across the trial period, and based on the assessment of metabolomic data, SER-301 demonstrated pharmacological properties consistent with its design and further led to baseline-dependent modulation of the metabolic landscape in the gastrointestinal tract of patients treated. In April 2022, we announced our decision not to proceed with the planned SER-301 Phase 1b second study cohort. In aggregate, we believe our clinical and preclinical data suggest that there are IBD patient populations that may be more amenable to microbiome therapeutic intervention, and we continue to conduct analyses of data from our UC clinical stage programs and conduct preclinical studies to inform next steps for further development in UC and IBD more broadly.

Intellectual Property

Patent Portfolio

We have an extensive patent portfolio directed to rationally designed ecologies of spores and microbes. The portfolio includes both company-owned patents and applications, and those that we have rights to as licensee. For example, our portfolio includes an option to license foundational intellectual property related to the use of bacteria in combination with checkpoint inhibitors from MD Anderson. Also, pursuant to an exclusive license to certain intellectual property from Memorial Sloan Kettering Cancer Center, with a patent term running until at least 2035, we are responsible for paying a 2.5% royalty on net sales of VOWST, minimum annual royalties, and milestone payments. The milestone payments are based on VOWST target sales milestones, the first being $1.0 million payable upon the first commercial sale of VOWST, the second being $2.5 million payable upon annual VOWST sales of $100.0 million, and the last being $10.0 million payable upon annual VOWST sales of $500.0 million. The patents and applications included in our portfolio cover both composition of matter and methods (e.g., method of treating). Our intellectual property rights related to VOWST, SER-155, SER-287 and SER-301 extend through 2034. We plan on continuing to broaden our patent portfolio. Currently, we have 25 active patent application families, which includes 22 nationalized applications, two pending at the PCT stage, and one at the provisional stage. To date, we have obtained 28 issued U.S. patents with three currently allowed.

Regulatory Exclusivity

If we obtain marketing approval for any of our product candidates, we expect to receive reference product exclusivity against biosimilar products. For a new biological composition approved by the FDA, a 12-year period of exclusivity in the United States may be obtained. In Europe, the European Medicines Agency awards 10 years of exclusivity for new molecular entities.

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

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors and our clinical investigative sites. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our unaudited condensed consolidated financial statements as prepaid or accrued research and development expenses.

Our primary focus of research and development since inception has been on our reverse translational microbiome therapeutics platform and the subsequent development of our product and product candidates. Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to investigators, consultants, CROs in connection with our preclinical studies and clinical trials, lab supplies and consumables, and regulatory fees. We do not allocate employee-related costs and other indirect costs to specific research and development programs because these costs are deployed across multiple product programs under development.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will continue to increase with respect to certain product candidates, including SER-155, as we continue to discover and develop these additional product candidates and pursue later stages of development. Given the FDA approval of VOWST, we expect the continued decline in research and development expenses related to VOWST as we believe that the majority of commercial manufacturing costs will be capitalized going forward.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, commercial, business development and administrative functions. General and administrative expenses also include professional service fees for marketing and market access activities in preparation for the commercial launch of VOWST; legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

We expect that our general and administrative expenses will increase in the immediate term as we conduct pre-launch activities to prepare for commercialization of VOWST. General and administrative expenses may also increase as we expand our infrastructure to support the potential growth in our research and development activities and the potential commercialization of our product candidates. We may also continue to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing rules and the requirements of the Securities and Exchange Commission, director and officer insurance costs and investor and public relations costs.

Collaboration (Profit) Loss Sharing - related party

Collaboration (profit) loss sharing – related party includes 50% sharing of the profit or loss related to the pre-launch activities and commercialization activities associated with the 2021 License Agreement with Nestl~~é~~ as discussed in Note 11 to our unaudited condensed consolidated financial statements.

Other Income (Expense), Net

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and investments.

Interest Expense

Interest expense consists of interest incurred under our loan and security agreement with Hercules Capital, Inc.

Other (Expense) Income

Other (expense) income primarily consists of amortization of premiums or accretion of discounts on investments.

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in the three months ended March 31, 2023 or 2022.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 7, 2023, or the Annual Report, are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the three months ended March 31, 2023.

Results of Operations

Comparison of Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$(522)	$1,493	$(2,015)
Total revenue	(522)	1,493	(2,015)
Operating expenses:
Research and development	43,969	39,649	4,320
General and administrative	22,470	18,571	3,899
Collaboration (profit) loss sharing - related party	3,607	(976)	4,583
Total operating expenses	70,046	57,244	12,802
Loss from operations	(70,568)	(55,751)	(14,817)
Other (expense) income:
Interest income	1,032	384	648
Interest expense	(1,948)	(912)	(1,036)
Other expense	310	(345)	655
Total other (expense) income, net	(606)	(873)	267
Net loss	$(71,174)	$(56,624)	$(14,550)

Revenue

Total revenue was $(0.5) million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in revenue as compared to the prior period was primarily due to an increase in the estimate of total costs expected to be incurred to fulfill our obligations under the 2016 License Agreement with Nestl~~é~~, which resulted in a reversal of revenue based on our cost-to-cost methodology. For additional information, see Note 11 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. The decrease in revenue was partially offset by an increase of $0.4 million in revenue recognized under the 2021 License Agreement as compared to the prior period.

Research and Development Expenses

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Microbiome therapeutics platforms	$13,117	$7,958	$5,159
VOWST	9,041	11,750	(2,709)
SER-155	1,345	814	531
Early stage programs	303	949	(646)
Total direct research and development expenses	23,806	21,471	2,335
Personnel-related (including stock-based compensation)	20,163	18,178	1,985
Total research and development expenses	$43,969	$39,649	$4,320

Research and development expenses were $44.0 million for the three months ended March 31, 2023 and $39.6 million for the three months ended March 31, 2022. The increase of $4.3 million was primarily due to the following:

•
an increase in personnel-related costs of $2.0 million primarily due to an increase of $3.0 million in salaries, bonus, and employee benefits expenses and an increase of $1.1 million in stock-based compensation expense, as a result of increased headcount as compared to the same period in the prior year, partially offset by a decrease in payroll taxes of $2.1 million resulting from the receipt of payroll tax credits;
•
an increase of $0.5 million in expenses related to our SER-155 program due to an increase in clinical trial costs of $0.4 million and lab and consumables costs of $0.1 million; and
•
an increase of $5.2 million in research expenses related to our microbiome therapeutics platforms, due to an increase in facilities costs, lab supplies, and consumables of $2.6 million, driven primarily by our new and amended lease agreements for laboratory and office space in Massachusetts, professional fees and consulting expenses of $1.1 million, and analytical testing costs of $1.2 million;

partially offset by:

•
a decrease of $2.7 million in expenses related to our VOWST program due to a $4.2 million decrease in clinical trial costs and $0.7 million in consulting expenses, partially offset by an increase in facilities, lab supplies and consumables of $0.9 million and other manufacturing costs of $1.3 million, as we prepare for commercialization of VOWST; and
•
a decrease of $0.6 million in expenses related to our early stage programs, primarily driven by reduced clinical trials costs.

General and Administrative Expenses

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Personnel related (including stock-based compensation)	$8,690	$7,326	$1,364
Professional fees	7,890	8,265	(375)
Facility-related and other	5,890	2,980	2,910
Total general and administrative expenses	$22,470	$18,571	$3,899

General and administrative expenses were $22.5 million for three months ended March 31, 2023 compared to $18.6 million for the three months ended March 31, 2022. The increase of $3.9 million was primarily due to the following:

•
an increase in personnel related costs of $1.4 million primarily due to an increase in salaries, bonus, payroll taxes, stock-based compensation, and employee benefits expenses as a result of increased headcount as compared to the same period in the prior year; and
•
an increase in facility-related and other costs of $2.9 million primarily due to increases in laboratory and office rent expenses, license costs and office supplies of $2.4 million, as well as IT-related expenses of $0.5 million;

partially offset by:

•
a decrease in professional fees of $0.4 million primarily due to a decrease in recruiting expenses of $0.7 million, partially offset by an increase in professional services and consulting fees of $0.3 million.

Collaboration (Profit) Loss Sharing - related party

Collaboration (profit) loss sharing – related party resulted in $3.6 million of expense to us for the three months ended March 31, 2023, compared to $1.0 million of income for the three months ended March 31, 2022. For the three months ended March 31, 2023 and 2022, we incurred $3.5 million and $4.1 million, respectively, of pre-launch expenses which we recorded within research and development expense or general and administrative expense based on the nature of the underlying expense. Our collaborative partner incurred $10.7 million and $2.1 million of pre-launch expenses for the three months ended March 31, 2023 and 2022, respectively. Therefore, the $3.6 million of expense recorded in the three months ended March 31, 2023 represents the sharing of 50% of the pre-launch expenses and represents a loss to us because we performed less of the pre-launch activities than our collaborative partner.

Other (Expense) Income, Net

Other (expense) income, net for the three months ended March 31, 2023 and 2022 was $0.6 million and $0.9 million of expense, respectively. The decrease in other (expense) income, net was primarily due to an increase in interest and other income of $1.3 million, partially offset by an increase in interest expense of $1.0 million.

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

In May 2021, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $150.0 million, from time to time, through an “at the market” equity offering program under which Cowen acts as sales agent. As of March 31, 2023, we have sold 1,442,170 shares of common stock under the Sales Agreement, at an average price of approximately $6.39 per share, raising aggregate net proceeds of approximately $8.6 million after deducting an aggregate commission of approximately 3% and other issuance costs.

As of March 31, 2023, we had cash, cash equivalents and investments totaling $106.5 million and an accumulated deficit of $935.7 million. For the three months ended March 31, 2023, we incurred a net loss of $71.2 million and used cash in operations of $76.6 million. We expect that our operating losses and negative cash flows will continue for the foreseeable future. As of April 26, 2023, upon FDA approval of our BLA for VOWST, we are eligible to receive a $125.0 million milestone payment under the 2021 License Agreement, which is currently due and payable from Nestlé (see Note 11, Collaboration Revenue, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report). Additionally, we will be eligible to receive payments from Nestlé for the supply of VOWST, and entitled to share equally in the commercial profits and losses of VOWST following its first commercial sale.

On April 27, 2023, or the Oaktree Closing Date, we entered into a Credit Agreement and Guaranty, or the Oaktree Credit Agreement, among the Company, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, or the Oaktree Lenders, and Oaktree Fund Administration, LLC, in its capacity as administrative agent for the Lenders, or, in such capacity, the Agent. The Oaktree Credit Agreement establishes a term loan facility of $250.0 million, consisting of (i) $110.0 million, or the Tranche A Loan, funded on the Closing Date, (ii) $45.0 million, or the Tranche B Loan, that the Company may borrow subject to certain conditions, (iii) $45.0 million, or the Tranche C Loan, that the Company may borrow subject to certain conditions, and (iv) $50.0 million, or the Tranche D Loan, available in Oaktree’s sole discretion, or, collectively with the Tranche A Loan, the Tranche B Loan, the Tranche C Loan, and the Tranche D Loan, the Term Loan; provided, in the case of the Tranche B Loan and the Tranche C Loan, that the Company and its subsidiaries have achieved certain VOWST (SER-109) net sales targets. The Oaktree Term Loan has a maturity date of April 27, 2029, or the Oaktree Maturity Date. Of the $110.0 million Tranche A Loan advanced by the Lenders at closing, approximately $53.4 million repaid the Company's existing credit facility with Hercules. After deducting other transaction expenses and fees, the Company received net proceeds of approximately $50.4 million. The Oaktree Term Loan provides additional liquidity for our operations, including our share of costs related to commercialization of VOWST.

Collaboration and Manufacturing Agreements

License Agreement with Société des Produits Nestlé S.A. (Nestlé)

In January 2016, we entered into the 2016 License Agreement with Nestec, Ltd., as succeeded by Société des Produits Nestlé S.A., or, together with NHSc Rx License GmbH, their affiliates, and their subsidiaries, Nestlé, for the development and commercialization of certain of our product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. In exchange for the license, Nestlé agreed to pay us an upfront cash payment of $120.0 million, which we received in February 2016. Nestlé has also agreed to pay us tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of certain products based on our microbiome technology that are being developed for the treatment of CDI and IBD, including VOWST, SER-262, SER-287 and SER-301, or collectively, the 2016 Collaboration Products, in markets outside of the United States and Canada, or the 2016 Licensed Territory. We are eligible to receive up to $285.0 million in development milestone payments, $375.0 million in regulatory payments and up to an aggregate of $1.1 billion for the achievement of certain commercial milestones related to the sales of 2016 Collaboration Products. The full potential value of the up-front payment and milestone payments payable by Nestlé is over $1.9 billion, assuming all products receive regulatory approval and are successfully commercialized. In September 2016, we received a $10.0 million milestone payment associated with the initiation of the Phase 1b clinical study for SER-262 in CDI. In June 2017, we initiated a Phase 3 clinical study of VOWST (ECOSPOR III) in patients with multiply recurrent CDI. In July 2017, we received $20.0 million based on the achievement of this milestone under the 2016 License Agreement. In November 2018, we executed a letter agreement with Nestlé, or the Letter Agreement, modifying certain terms of the 2016 License Agreement. Under the Letter Agreement, Nestlé agreed to pay us the $20.0 million Phase 3 milestone payment upon commencement of the Phase 2b study for SER-287. In December 2018, we received $40.0 million in milestone payments in connection with the commencement of the Phase 2b study for SER-287. In August 2020, we received $10.0 million from Nestlé in connection with the initiation of the Phase 1b SER-301 study. To date, we have received $80.0 million in development milestones under the 2016 License Agreement with Nestlé.

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

With respect to development of 2016 Collaboration Products for CDI under a global development plan, we agreed to pay all costs of Phase 2 clinical trials for VOWST and for Phase 3 clinical trials for VOWST. We agreed to bear all costs of conducting any Phase 1 or Phase 2 clinical trials under a global development plan for 2016 Collaboration Products other than VOWST for CDI. We agreed to pay 67% and Nestlé agreed to pay 33% of other costs of Phase 3 clinical trials conducted for 2016 Collaboration Products other than VOWST for CDI under a global development plan. For other clinical development of 2016 Collaboration Products for CDI, we agreed to pay costs of such development activities to support approval in the United States and Canada, and Nestlé agreed to bear the cost of such activities to support approval of 2016 Collaboration Products in the 2016 Licensed Territory.

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

License Agreement with NHSc Rx License GmbH (Nestlé)

On July 1, 2021, we entered into a License Agreement, or the 2021 License Agreement, with NHSc Pharma Partners, succeeded by NHSc Rx License GmbH, or, together with Société des Produits Nestlé S.A, their affiliates, and their subsidiaries, Nestlé. Pursuant to the 2021 License Agreement, we granted to Nestlé, under certain of our patent rights and know how, a co-exclusive, sublicensable (under certain circumstances) license to develop, commercialize and conduct medical affairs activities for (i) therapeutic products based on our microbiome technology (including VOWST) that are developed by us or on our behalf for the treatment of CDI and recurrent CDI, as well as any other indications pursued for the products upon mutual agreement of the parties, or the 2021 Field, in the United States and Canada, or the 2021 Licensed Territory, and (ii) VOWST and any improvements and modifications thereto developed pursuant to the terms of the 2021 License Agreement, or the 2021 Collaboration Products, for any indications in the 2021 Licensed Territory.

The 2021 License Agreement sets forth the parties’ respective obligations for development, regulatory, commercialization, medical affairs, and manufacturing and supply activities for the 2021 Collaboration Products with respect to the 2021 Field and the 2021 Licensed Territory. Pursuant to the 2021 License Agreement, we are responsible for, and will use commercially reasonable efforts in, conducting development of VOWST in the 2021 Field in the United States until first regulatory approval for VOWST is obtained in the 2021 Field in the United States and in accordance with a development and regulatory activity plan, at our cost, subject to certain exceptions specified in the 2021 License Agreement. We are also responsible for all regulatory affairs related to 2021 Collaboration Products in the 2021 Field in the 2021 Licensed Territory, at its cost, except that expenses incurred for regulatory activities approved by a joint steering committee pursuant to a life cycle management plan for 2021 Collaboration Products are shared equally between the parties. We will be solely responsible for manufacturing and supplying 2021 Collaboration Products for development in the 2021 Field in the 2021 Licensed Territory.

Nestlé has the sole right to commercialize the 2021 Collaboration Products in the 2021 Licensed Territory in accordance with a commercialization plan, subject to our right to elect to provide up to a specified percentage of all promotional details for a certain target audience. Each party will use commercially reasonable efforts to commercialize the 2021 Collaboration Products in the 2021 Licensed Territory in accordance with the commercialization plan. Both parties will perform medical affairs activities for 2021 Collaboration Products in the 2021 Licensed Territory in accordance with a medical affairs plan. We will be solely responsible for the manufacturing and supply of 2021 Collaboration Products for commercialization under a supply agreement that has been executed between the parties. We are responsible for commercialization and medical affairs activities costs incurred by the parties until first commercial sale of the first 2021 Collaboration Product in the 2021 Licensed Territory and in accordance with a pre-launch plan, up to a specified cap. Following first commercial sale of the first 2021 Collaboration Product, we will be entitled to share equally in its commercial profits and losses.

In exchange for the grant of the licenses under the 2021 License Agreement, Nestlé agreed to pay us a non-refundable, non-creditable and non-cancelable upfront payment of $175.0 million, which was received in July 2021. Nestlé also agreed to pay us an additional $125.0 million due upon FDA approval of VOWST, $10.0 million upon Canadian regulatory approval of VOWST, and sales target milestones payments totaling up to $225.0 million.

The 2021 License Agreement continues in effect until all development and commercialization activities for all 2021 Collaboration Products in the 2021 Licensed Territory have permanently ceased. The 2021 License Agreement may be terminated by either party upon sixty days’ written notice for the other party’s material breach that remains uncured during such sixty-day period, or immediately upon written notice for the other party’s insolvency. Nestlé may also terminate the 2021 License Agreement at-will (i) with twelve months’ prior written notice, effective only on or after the third anniversary of first commercial sale of the first 2021 Collaboration Product in the 2021 Licensed Territory, or (ii) if first commercial sale of the first 2021 Collaboration Product in the 2021 Licensed Territory has not occurred by the fifth anniversary of the effective date of the 2021 License Agreement, with one hundred eighty days’ prior written notice, which must be provided during a specified period set forth in the 2021 License Agreement. We may also terminate the 2021 License Agreement immediately upon written notice if Nestlé challenges any licensed patent in the 2021 Licensed Territory.

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

Long Term Manufacturing Agreement with Bacthera

In November 2021, we entered into a Long Term Manufacturing Agreement with BacThera AG, or Bacthera, a joint venture between Chr. Hansen and a Lonza Group affiliate, which was amended on December 14, 2022, or the Bacthera Agreement. The Bacthera Agreement governs the general terms under which Bacthera, or one of its affiliates, will (i) construct a dedicated full-scale production suite for us at Bacthera’s Microbiome Center of Excellence in Visp, Switzerland, which is currently under construction; and (ii) provide manufacturing services to us for VOWST and other products, as agreed to by the parties.

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

Indebtedness

Loan and Security Agreement with Hercules

In October 2019, we entered into a loan and security agreement, or the Hercules Loan Agreement, with Hercules Capital, Inc., or Hercules, pursuant to which a term loan in an aggregate principal amount of up to $50.0 million, or the Original Credit Facility, was available to us in three tranches, subject to certain terms and conditions. We received the first tranche of $25.0 million upon signing the agreement on October 29, 2019, but did not borrow either of the second two tranches, which were available at different times upon Hercules’ approval until June 30, 2021.

On April 16, 2020, we entered into an amendment to the Hercules Loan Agreement, or the First Amendment, permitting us to enter into a promissory note under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Stability Act. On April 17, 2020 we issued a Promissory Note to Bank of America, NA, or the Loan, pursuant to which we received loan proceeds of $2.9 million, however, based on updated guidance related to this program, we decided to repay the full amount of the Loan, and repaid the Loan on May 4, 2020.

Effective as of February 24, 2022, or the Effective Date, we entered into a Second Amendment to the Original Credit Facility (as amended by the First Amendment), or the Hercules Credit Facility, pursuant to which term loans in an aggregate principal amount of up to $100.0 million became available to us in five tranches including the first tranche under the Original Credit Facility, subject to certain terms and conditions.

The Hercules Credit Facility was secured by substantially all of our assets, other than our intellectual property. We agreed to not pledge or secure our intellectual property to others.

As of each of March 31, 2023 and December 31, 2022, the outstanding principal under the Hercules Credit Facility was $50.0 million. For a further description of the Hercules Credit Facility, see Note 8, Notes Payable, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. The Hercules Credit Facility was repaid on the Oaktree Closing Date (as defined below).

Oaktree Credit Agreement

On April 27, 2023, or the Oaktree Closing Date, we entered into the Oaktree Credit Agreement, among the Company, the subsidiary guarantors from time to time party thereto, the Oaktree Lenders, and the Agent. The Oaktree Credit Agreement establishes a term loan facility of $250.0 million, consisting of (i) $110.0 million, or the Tranche A Loan, funded on the Closing Date, (ii) $45.0 million, or the Tranche B Loan, that the Company may borrow subject to certain conditions, (iii) $45.0 million, or the Tranche C Loan, that the Company may borrow subject to certain conditions, and (iv) $50.0 million, or the Tranche D Loan, available in Oaktree’s sole discretion, or, collectively with the Tranche A Loan, the Tranche B Loan, the Tranche C Loan, and the Tranche D Loan, the Term Loan; provided, in the case of the Tranche B Loan and the Tranche C Loan, that the Company and its subsidiaries have achieved certain VOWST (SER-109) net sales targets. The Oaktree Term Loan has a maturity date of April 27, 2029, or the Oaktree Maturity Date. Of the $110.0 million Tranche A Loan advanced by the Lenders at closing, approximately $53.4 million repaid the Company's existing credit facility with Hercules. After deducting other transaction expenses and fees, the Company received net proceeds of approximately $50.4 million.

Borrowings under the Oaktree Term Loan will bear interest at a rate per annum equal to three-month term Secured Overnight Financing Rate (subject to a 2.500% floor and a 5.000% cap), plus an applicable margin of 7.875%, payable quarterly in arrears. If certain VOWST net sales targets are met, the applicable margin shall be reduced from 7.875% to 7.50% through the Oaktree Maturity Date. We are permitted to make quarterly interest-only payments on the Oaktree Term Loan for the first three years after the Oaktree Closing Date. Beginning on June 30, 2026, we will be required to make quarterly payments of interest, plus repay 7.5% of the outstanding principal of the Oaktree Term Loan in quarterly installments until the Oaktree Maturity Date, unless the interest only period is extended based upon the achievement of certain VOWST net sales targets.

We are obligated to pay the Oaktree Lenders an exit fee equal to 1.50% of the aggregate amount of the Oaktree Term Loan funded, such exit fee to be due and payable upon the earliest to occur of (1) the Oaktree Maturity Date, (2) the acceleration of the outstanding Oaktree Term Loan, and (3) the prepayment of the outstanding Oaktree Term Loan. We may voluntarily prepay the outstanding Oaktree Term Loan, subject to a customary make-whole for the first two years following the Oaktree Closing Date plus 4.0% of the principal amount of the Oaktree Term Loan prepaid, and thereafter a prepayment premium equal to (i) 4.0% of the principal amount of the Oaktree Term Loan prepaid, if prepaid after the second anniversary of the Oaktree Closing Date through and including the third anniversary of the Oaktree Closing Date, (ii) 2.0% of the principal amount of the Oaktree Term Loan if prepaid after the third anniversary of the Oaktree Closing Date through and including the fourth anniversary of the Oaktree Closing Date, (iii) 1.0% of the principal amount of the Oaktree Term Loan if prepaid after the fourth anniversary of the Oaktree Closing Date through and including the fifth anniversary of the Oaktree Closing Date, with no prepayment premium due after the fifth anniversary of the Oaktree Closing Date through the Oaktree Maturity Date.

Our obligations under the Oaktree Credit Agreement and the other Loan Documents (as defined in the Oaktree Credit Agreement) will be guaranteed by any of our domestic subsidiaries that become Guarantors (as defined in the Oaktree Credit Agreement), subject to certain exceptions. Our and our Guarantors’ (collectively, the “Loan Parties”) respective obligations under the Oaktree Credit Agreement and the other Loan Documents are secured by first priority security interests in substantially all assets of the Loan Parties, including intellectual property, subject to certain customary thresholds and exceptions. As of the Oaktree Closing Date, there are no Guarantors.

The Oaktree Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including a financial covenant requiring us to maintain certain levels of cash and cash equivalents in accounts subject to a control agreement in favor of the Agent of at least $30.0 million at all times commencing from 30 days after the Oaktree Closing Date and decreasing to $25.0 million of cash and cash equivalents in such controlled accounts after we borrow any Tranche B Loan.

In addition, the Oaktree Credit Agreement contains certain events of default that entitle the Agent to cause our indebtedness under the Oaktree Credit Agreement to become immediately due and payable, and to exercise remedies against the Loan Parties and the collateral securing the Oaktree Term Loan, including cash. Under the Oaktree Credit Agreement, an event of default will occur if, among other things, we fail to make payments under the Oaktree Credit Agreement (subject to specified periods), we or our subsidiaries breach any of the covenants under the Oaktree Credit Agreement (subject to specified cure periods with respect to certain breaches), a material adverse change occurs, we, our subsidiaries or our or their respective assets become subject to certain legal proceedings, such as bankruptcy proceedings, we and/or our subsidiaries are unable to pay our or their debts as they become due or default on contracts with third parties which would permit the holder of indebtedness in excess of a certain threshold to accelerate the maturity of such indebtedness or that could cause a material adverse change. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 2.0% per annum may apply to all obligations owed under the Oaktree Credit Agreement.

On the Oaktree Closing Date, we issued to the Oaktree Lenders of such Tranche A Loan warrants to purchase 647,589 shares (subject to certain adjustments) of our common stock (the “Warrant”), at an exercise price per share of $6.69. Upon the funding of each of the Tranche B Loan and the Tranche C Loan, we are required to issue to the Oaktree Lenders of the Oaktree Term Loan additional warrants to purchase 264,922 shares (subject to certain adjustments) of our common stock on each such funding date at an exercise price equal to the trailing volume weighted average price of our common stock for the 30 trading days prior to the funding date for each tranche. The Warrants are immediately exercisable, and the exercise period will expire seven years from the date of issuance.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash used in operating activities	$(76,584)	$(66,445)
Cash provided by investing activities	2,739	12,972
Cash provided by financing activities	5,656	26,848
Net decrease in cash, cash equivalents and restricted cash	$(68,189)	$(26,625)

Operating Activities

During the three months ended March 31, 2023, operating activities used $76.6 million of cash, primarily due to a net loss of $71.2 million and changes in our operating assets and liabilities of $19.3 million, partially offset by non-cash charges of $13.9 million. Non-cash charges consisted of stock-based compensation expense of $6.9 million, $2.1 million related to the amortization of right-of-use assets, $1.4 million of depreciation and amortization, and loss sharing under the 2021 License Agreement with Nestlé of $3.6 million. Changes in our operating assets and liabilities during the three months ended March 31, 2023 consisted of a decrease in accrued expenses and other current and long-term liabilities of $19.0 million, primarily due to a payment of $13.4 million to Nestlé for their share of collaboration expenses under the 2021 License Agreement, a decrease in accounts payable of $3.8 million, and a decrease in operating lease liabilities of $0.1 million, partially offset by an increase in deferred revenue of $0.5 million and a decrease in prepaid expenses and other current and other non-current assets of $3.0 million.

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

Investing Activities

During the three months ended March 31, 2023, net cash provided by investing activities was $2.7 million, consisting of sales and maturities of investments of $11.2 million, partially offset by purchases of investments of $4.4 million and purchases of property and equipment of $4.1 million.

During the three months ended March 31, 2022, net cash provided by investing activities was $13.0 million, consisting of sales and maturities of investments of $44.1 million, partially offset by purchases of investments of $28.2 million and purchases of property and equipment of $3.0 million.

Financing Activities

During the three months ended March 31, 2023, net cash provided by financing activities was $5.7 million, consisting of $4.2 million from the issuance of common stock under our at the market equity program, net of issuance costs. We also received $0.2 million from the issuance of common stock associated with the exercise of stock options, and $1.2 million in connection with the issuance of common stock under our 2015 Employee Stock Purchase Plan, or ESPP.

During the three months ended March 31, 2022, net cash provided by financing activities was $26.8 million, consisting of $27.6 million of proceeds received from the Hercules Credit Facility, net of issuance costs, $0.3 million from the issuance of common stock associated with the exercise of stock options, and $0.9 million in connection with the issuance of common stock under our 2015 Employee Stock Purchase Plan, or ESPP, partially offset by principal payments under the Original Credit Facility of $1.9 million.

Funding Requirements

Our expenses may increase substantially in connection with our ongoing commercialization activities, clinical development activities, and research and development activities. In addition, we expect to continue to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•
commercialize VOWST for adult patients with recurrent CDI with our collaborator;
•
continue the clinical development of SER-155 to potentially reduce incidences of gastrointestinal infections, resulting bloodstream infections, and GvHD in patients receiving allo-HSCT;
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
•
establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize VOWST and any other products for which we may obtain regulatory approval;
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
•
the cost of manufacturing VOWST and our product candidates;
•
the costs, timing and outcome of regulatory review of our product candidates and research activities;
•
the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
•
our share of the profits and losses from commercial sales of VOWST pursuant to the 2021 Nestlé Agreement;
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

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval for our current or future product candidates and achieve product sales. In addition, VOWST and our product candidates, if approved, may not achieve commercial success. Additionally, part of our commercial revenues, if any, will be derived from sales of product candidates that we do not expect to be commercially available for many years, if ever. Accordingly, we will need to obtain substantial additional funds to achieve our business objectives.

Adequate additional funds may not be available to us on acceptable terms, or at all. Additionally, market volatility resulting from macroeconomic conditions, the COVID-19 pandemic, or other factors could also adversely impact our ability to access capital as and when needed. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our shareholders’ rights as common stockholders. Our Hercules Loan Agreement included and our Oaktree Term Loan includes, and any additional debt financing and preferred equity financing, if available, may involve agreements that include, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additional debt or preferred equity financing may also require the issuance of warrants, which could potentially dilute our shareholders’ ownership interest.

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

We expect that our cash, cash equivalents and investments as of March 31, 2023, together with the net proceeds from the Oaktree Term Loan and the $125.0 million milestone payment currently due and payable from Nestlé pursuant to the 2021 License Agreement, will be sufficient to fund our operating expenses, capital expenditure requirements, and debt service obligations for at least the next 12 months from issuance of the condensed consolidated unaudited financial statements included elsewhere in this Quarterly Report.

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

As of March 31, 2023, our cash, cash equivalents and investments consisted of cash, money market accounts, and available-for-sale securities with maturities of less than twelve months from March 31, 2023. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of March 31, 2023, we had outstanding borrowings under the Hercules Credit Facility. We accrued interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 6.40%, and (ii) 9.65%. An immediate 10% change in the Prime Rate would not have a material impact on our debt‑related obligations, financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

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

Risks Related to Our Financial Position and Need for Additional Capital

We are a commercial-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $250.2 million for the year ended December 31, 2022, and $71.2 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $935.7 million. To date, we have financed our operations through the public offerings of our common stock, private placements of our common stock and preferred stock, payments under our collaboration agreements, and loan facility. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We have only had one product, VOWST (previously referred to herein as SER-109) recently approved for marketing in the United States to prevent the recurrence of CDI in individuals 18 years of age and older following antibacterial treatment for recurrent CDI, and have not completed development of any of our product candidates, which we call microbiome therapeutic candidates, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future. While we plan to focus our investment on supporting commercialization of VOWST and on our highest priority clinical programs in the near-term, our expenses may increase substantially in connection with our ongoing and planned activities, particularly as we:

•
commercialize VOWST for adult patients with recurrent CDI with our collaborator Nestlé;
•
continue the clinical development of SER-155 to potentially reduce incidences of gastrointestinal infections, resulting bloodstream infections, and GvHD in patients receiving allo-HSCT;
•
continue evaluating preclinical stage programs to potentially reduce incidence of infection, in indications such as cancer neutropenia, chronic liver disease, solid organ transplant, and antimicrobial resistant infections more broadly;
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
•
establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any products for which we have obtained and in the future may obtain regulatory approval;
•
perform our obligations under our agreements with our collaborators;
•
seek to obtain regulatory approvals for our product candidates; and
•
experience any delays or encounter any issues with any of the above, including but not limited to failed studies, complex results, safety issues or other regulatory challenges.

To become and remain profitable, we must succeed in developing and commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which we have already obtained and may in the future obtain regulatory approval. We are in the preliminary stages of many of these activities. We may never succeed in these activities and, even if we do, may never generate revenue that is significant enough to achieve profitability.

Because of the numerous risks and uncertainties associated with pharmaceutical product and biological development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress our value and could impair our ability to raise capital, expand our business, maintain our research and development and commercialization efforts, diversify our product offerings or even continue our operations.

We will need additional funding in order to complete development of our product candidates and commercialize VOWST and our product candidates, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Our expenses may increase in connection with our ongoing activities, particularly as we scale up manufacturing operations and prepare for commercialization of VOWST, continue clinical development of our product candidates, including the SER-155 Phase 1b study, continue research activities evaluating UC, and continue to research, develop and initiate clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur costs related to product manufacturing and commercialization, including marketing, sales and distribution, and may not generate meaningful product revenues or collaboration profit in the near future. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any current or future commercialization efforts. Our future capital requirements will depend on many factors, including:

•
the ongoing and long-term impact of the COVID-19 pandemic;
•
the impact of a continued increase in inflation rates or interest rates;
•
the progress and results of our clinical studies;
•
the cost of manufacturing VOWST and our product candidates;
•
the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates;
•
our share of the profits and losses from commercial sales of VOWST pursuant to the 2021 Nestlé Agreement;
•
the revenue, if any, received from commercial sales of any of our product candidates for which we receive marketing approval;
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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products or product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Additionally, market volatility resulting from current macroeconomic conditions, the COVID-19 pandemic, or other factors could also adversely impact our ability to access capital as and when needed. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders and may decrease our stock price. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or others at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay, or discontinue one or more of our research or development programs or the commercialization of VOWST or any product candidates, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially adversely affect our business, financial condition and results of operations.

Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

Since our inception in October 2010, we have devoted substantially all of our resources to developing our clinical and preclinical program, building our intellectual property portfolio, developing our supply chain, planning our business, raising capital and providing general and administrative support for these operations. Other than with respect to VOWST, which was approved by the FDA in April 2023, we have not yet demonstrated our ability to obtain regulatory approvals. Moreover, we have not yet demonstrated our ability to manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

Other than VOWST, we are early in our development efforts of our product candidates and may not be successful in our efforts to use our reverse translational microbiome therapeutics platform to build a pipeline of product candidates and develop additional marketable drugs.

We are using our reverse translational microbiome therapeutics platform to develop microbiome therapeutic candidates. Other than VOWST, we are at an early stage of development of our product candidates and our platform has not yet, and may never, lead to other approvable or marketable drugs. We are developing additional product candidates that we intend to develop to reduce infection and treat diseases where the microbiome is implicated. We may have problems applying our technologies to these areas, and our product candidates may not be effective in reducing infection and disease. Our product candidates may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and, if approved, achieve market acceptance.

The success of our product and product candidates will depend on several factors, including the following:

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

•
acceptance of our products and our product candidates, if and when approved, by patients, the medical community and third-party payors;
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

If we or our collaborators do not successfully develop and commercialize our products or product candidates we will not be able to obtain product revenue or collaboration profit in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

Our product candidates are based on microbiome therapeutics, which is a novel approach to therapeutic intervention.

All of our products and product candidates are based on microbiome therapeutics, a novel class of biological drugs, which are designed to treat disease by modulating the microbiome to restore health by repairing the function of a disrupted microbiome to a non-disease state. To our knowledge, VOWST is the first oral product based on this approach to receive FDA approval. Other than VOWST, we have not, nor to our knowledge has any other company, manufactured an oral therapeutic based on this approach on a commercial scale. We cannot be certain that our approach will lead to the development of additional approvable or marketable products or that we will be able to manufacture at commercial scale. Finally, the FDA or other regulatory authorities may lack experience in evaluating the safety and efficacy of novel product candidates based on microbiome therapeutics, which could result in a longer than expected regulatory review process, increase our expected development costs and delay or prevent commercialization of our product candidates.

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

Other than VOWST, which received FDA approval in April 2023 to prevent the recurrence of CDI in individuals 18 years of age and older following antibacterial treatment for recurrent CDI, it is difficult to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval, and the risk of failure through the development process is high. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing, and our clinical trials may not be successful. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim or preliminary results of a clinical trial, that we may from time to time announce, do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and we cannot be certain that we will not face similar setbacks.

In addition, we cannot be certain as to what type and how many clinical trials the FDA, or other regulatory authorities, will require us to conduct before we may successfully gain approval to market any of our product candidates. Prior to approving a new therapeutic product, the FDA (or other regulatory authorities) generally requires that safety and efficacy, or with respect to biological products such as our microbiome therapeutic candidates, safety, purity and potency, be demonstrated in two adequate and well-controlled clinical trials. In some situations, evidence from a Phase 2 trial and a Phase 3 trial or from a single Phase 3 trial can be sufficient for FDA approval, such as in cases where the trial or trials provide highly reliable and statistically strong evidence of an important clinical benefit.

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

Additional clinical trials or changes in our development plans could cause us to incur significant development costs, delay or prevent the commercialization of our product candidates or otherwise adversely affect our business. In addition, prolonged disruptions caused by the COVID-19 pandemic could severely impact our preclinical studies and clinical trials, including by causing further difficulties or delays in initiating, enrolling, conducting, or completing our planned and ongoing clinical trials.

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

It is currently unclear to what extent the United Kingdom, or UK, will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency, or MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials with the aim to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments will be closely watched and will determine how closely the UK regulations are aligned with the CTR. Under the terms of the Protocol on Ireland/Northern Ireland, provisions of the CTR which relate to the manufacture and import of investigational medicinal products and auxiliary medicinal products apply in Northern Ireland. On February 27, 2023, the UK Government and the European Commission reached a political agreement on the “Windsor Agreement” which will revise the Protocol on Ireland/Northern Ireland in order to address some of the perceived shortcomings in its operation. Once implemented, this may have further impact on the application of the CTR in Northern Ireland. A decision by the UK Government not to closely align any new legislation with the new approach that has been adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and similar regulatory authorities outside the United States. Failure to obtain marketing approval for a product candidate in any jurisdiction will prevent us and our collaborators from commercializing the product candidate in that jurisdiction and may affect our plans for commercialization in other jurisdictions as well. Other than FDA approval for VOWST in the United States to prevent the recurrence of CDI in individuals 18 years of age and older following antibacterial treatment for recurrent CDI, we have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third parties to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy, or with respect to biologics such as our microbiome therapeutic candidates, safety, purity and potency. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, risky and may take many years. The scope and amount of clinical data required to obtain marketing approvals can vary substantially from jurisdiction to jurisdiction, and it may be difficult to predict whether a particular regulatory body will require additional or different studies than those conducted by a sponsor, especially for novel product candidates such as our microbiome therapeutic candidates. The FDA or foreign regulatory authorities may delay, limit, or deny approval to market our product candidates for many reasons, including: our inability to demonstrate that the clinical benefits of our product candidates outweigh any safety or other perceived risks; the regulatory authority’s disagreement with the interpretation of data from nonclinical or clinical studies; the regulatory authority’s requirement that we conduct additional preclinical studies and clinical trials; changes in marketing approval policies during the development period; changes in or the enactment of additional statutes or regulations, or changes in regulatory review process for each submitted product application; or the regulatory authority’s failure to approve the manufacturing processes or third-party manufacturers with which we contract. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission's proposal for revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council (not expected before the end of 2024 or early 2025) and may have a significant impact on the biopharmaceutical industry in the long term.

There may also be interruptions or delays in the operations of the FDA or other foreign regulatory authorities due to the COVID-19 pandemic, which may impact approval timelines. The FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Additionally, regulatory authorities have substantial discretion in the approval process and may refuse to accept or file a marketing application if deficient. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable. Of the large number of drugs in development, only a small percentage successfully complete the FDA or other regulatory approval processes and are commercialized.

Furthermore, our product candidates may not receive marketing approval even if they achieve their specified endpoints in clinical trials. Clinical data are often susceptible to varying interpretations and many companies that have believed that their products performed satisfactorily in clinical trials have nonetheless failed to obtain regulatory authority approval for their products. The FDA or foreign regulatory authorities may disagree with our trial design and our interpretation of data from nonclinical and clinical studies, or they may require additional confirmatory or safety evidence beyond our existing clinical studies. Upon the FDA’s review of data from any pivotal trial, it may request that the sponsor conduct additional analyses of the data or gather more data and, if it believes the data are not satisfactory, could advise the sponsor to delay submitting a marketing application.

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

Prior to receiving FDA approval for VOWST, we received Breakthrough Therapy designation for VOWST (formerly our SER-109 product candidate) for treatment of CDI, and we may seek a Breakthrough Therapy designation for our product candidates. A Breakthrough Therapy is defined as a drug or biologic that is intended to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed in early clinical development. For drugs or biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for clinical development. Drugs designated as breakthrough therapies by the FDA are also eligible for rolling review of the associated marketing application.

Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. The receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, not all products designated as breakthrough therapies ultimately will be shown to have the substantial improvement over available therapies suggested by the preliminary clinical evidence at the time of designation. As a result, if a Breakthrough Therapy designation for any future designation we receive is no longer supported by subsequent data, the FDA may rescind the designation.

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

We previously obtained orphan drug designation from the FDA for VOWST and SER-287 for pediatric UC and may seek orphan drug designation and exclusivity for some of our future product candidates. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs and biologics for relatively small patient populations as orphan drugs. In the United States, the FDA may designate a drug or biologic as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a disease or condition that affects fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation must be requested before submitting a BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and application fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA.

In addition, if a product with an orphan drug designation subsequently receives the first marketing approval for the disease or condition for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or other regulatory authorities from approving another marketing application for the same drug and same disease or condition during that time period, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity for the orphan patient population. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if, at the end of the fifth year, it is established that a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or other regulatory authorities determine that the request for designation was materially defective or if the manufacturer is unable to assure a sufficient quantity of the drug or biologic to meet the needs of patients with the rare disease or condition. Exclusive marketing rights in the United States may also be unavailable if we or our collaborators seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective.

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

Risks Related to our Dependence on Third Parties and Manufacturing

The collaboration and license agreements with Société des Produits Nestlé S.A. and NHSc Rx License GmbH (collectively, and together with their affiliates and subsidiaries, Nestlé) are important to our business. If we or Nestlé fail to adequately perform under these agreements, or if we or Nestlé terminate the agreements, the development and commercialization of our CDI and IBD product candidates, including VOWST, SER-287 and SER-301, could be delayed or terminated and our business would be adversely affected.

In January 2016, we entered into a Collaboration and License Agreement with Nestlé, or the 2016 License Agreement. The 2016 License Agreement may be terminated:

•
by Nestlé in the event of serious safety issues related to VOWST, SER-287, SER-301 or other specific products added under the 2016 License Agreement, or, collectively, the 2016 Collaboration Products;
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

In July 2021, we entered into a License Agreement with Nestlé, or the 2021 License Agreement. The 2021 License Agreement may be terminated:

•
by Nestlé with twelve months’ prior written notice, effective only on or after the third anniversary of first commercial sale of VOWST and any improvements and modifications thereto developed pursuant to the terms of the 2021 License Agreement, or the 2021 Collaboration Products;
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

Termination of these agreements could cause significant delays in our product development and commercialization efforts that could prevent us from commercializing our CDI and IBD products and product candidates without first expanding our internal capabilities or entering into another agreement with a third party. Any alternative collaboration or license could also be on less favorable terms to us. In addition, under the agreements, Nestlé agreed to provide funding for certain clinical development activities. If either of the agreements were terminated, we may need to refund those payments and seek additional financing to support the research and development or commercialization of any terminated products or discontinue any terminated products or product candidates, which could have a material adverse effect on our business.

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

We rely on third parties for certain aspects of the manufacture of our product and product candidates, and we expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product and product candidates or that such quantities may not be available at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We rely, and expect to continue to rely, on third parties, including GenIbet and Bacthera, for certain aspects of materials supply for our product candidates in preclinical and clinical testing, as well as for commercial manufacture of VOWST and if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates on a timely basis or at all, or that such quantities will be available at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. For example, VOWST and certain of our product candidates rely on human stool from third-party donors. If we do not obtain an adequate supply of donor-derived material to meet clinical or commercial demand, our ability to manufacture VOWST and our product candidates may be delayed or adversely impacted.

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

Third-party manufacturers may not be able to comply with current good manufacturing processes, or cGMP, regulations or similar regulatory requirements inside or outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Some of the contract manufacturers we rely on to produce VOWST or our product candidates have never produced an FDA-approved therapeutic. One of the contract manufacturers on which we rely will be constructing a building in which to manufacture VOWST and our product candidates, which may not be completed on time or at all or, upon completion, may not be approved by the FDA. If our manufacturers are unable to comply with cGMP regulation or similar regulatory requirements outside the United States or if the FDA or other regulatory authorities do not approve their facility upon a pre-approval inspection, our therapeutic candidates may not be approved or may be delayed in obtaining approval. In addition, there are a limited number of manufacturers that operate under cGMP regulations and similar regulatory requirements outside the United States that might be capable of manufacturing our products. Therefore, our product candidates and any future products that we may develop may compete with other products for access to manufacturing facilities. Any failure to gain access to these limited manufacturing facilities could severely impact the clinical development, marketing approval and commercialization of our product candidates.

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

Other than the manufacture of VOWST after its recent FDA approval, we have very little experience manufacturing our product candidates commercially, and we cannot assure you that we can manufacture our product candidates in compliance with regulations at a cost or in quantities necessary to make them commercially viable.

We have manufacturing facilities at our Cambridge and Waltham, Massachusetts locations where we conduct process development, scale-up activities and a portion of the manufacture of microbiome therapeutics as well as conduct quality control. The FDA and other comparable foreign regulatory authorities must, pursuant to inspections that are conducted after submitting a BLA or relevant foreign marketing submission, confirm that the manufacturing processes for the product meet cGMP or similar regulatory requirements outside the United States. The FDA inspected our Cambridge and Waltham facilities in December 2022 and closed the inspections without issue. We currently intend to rely in part on third-party manufacturers for the commercial manufacturing of VOWST and may establish a manufacturing facility for VOWST or any of our product candidates for production at a commercial scale. We have no experience in manufacturing, without reliance on third-party manufacturers, sufficient volume of our product candidates to meet potential market demands. We may not be able to develop commercial-scale manufacturing facilities that are adequate to produce materials for commercial use.

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

Risks Related to Commercialization of Our Products, Product Candidates and

Other Legal Matters

We depend heavily on the commercial success of VOWST, which was only recently approved for marketing by the FDA. There is no assurance that our commercialization efforts, or those of our collaborators, in the United States with respect to VOWST will be successful or that we will be able to generate collaboration profit at the levels or within the timing we expect, or at the levels or within the timing necessary to support our goals for VOWST.

Our business currently depends heavily on our ability to successfully commercialize VOWST in the United States in its approved indication with our collaborator, Nestlé. We may never be able to successfully commercialize VOWST or meet our expectations with respect to collaboration profit. There is no guarantee that the infrastructure, systems, processes, policies, personnel, relationships and materials we have built in preparation for the launch and commercialization of VOWST in the United States will be sufficient for us to achieve success at the levels we expect. Additionally, healthcare providers may not accept a new treatment paradigm for patients with recurrent CDI. We may also encounter challenges related to reimbursement of VOWST, even if we have positive early indications from payors, including potential limitations in the scope, breadth, availability, or amount of reimbursement covering VOWST. Similarly, healthcare settings or patients may determine that the financial burdens of treatment are not acceptable. Our results may also be negatively impacted if we encounter deficiencies or inefficiencies in our infrastructure or processes. Any of these issues could impair our ability to successfully commercialize VOWST or to generate substantial collaboration profit or to meet our expectations with respect to the amount or timing of collaboration profit. Any issues or hurdles related to our commercialization efforts may materially adversely affect our business, results of operations, financial condition and prospects. There is no guarantee that we will be successful in our launch or commercialization efforts with respect to VOWST, or that we will generate significant collaboration profit from VOWST or any product candidate or become profitable.

Even though VOWST has received FDA approval and even if any of our product candidates receive marketing approval, VOWST and such product candidates may fail to achieve the degree of market acceptance by physicians, patients, hospitals, third-party payors and others in the medical community necessary for commercial success.

Even though VOWST has received FDA approval to prevent the recurrence of CDI in individuals 18 years of age and older following antibacterial treatment for recurrent CDI, and even if any of our product candidates receive marketing approval, VOWST or our product candidates may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current CDI treatment involves the use of antibiotics alone, which are well established in the medical community or the use of FMT, and physicians may continue to rely on these treatments. If VOWST or our product candidates (if and when they are approved) do not achieve an adequate level of acceptance, we or our collaborators may not generate significant collaboration profit and we may not become profitable. The degree of market acceptance of VOWST or any of our product candidates, if approved, will depend on a number of factors, including:

•
their efficacy, safety and other potential advantages compared to alternative treatments;
•
the clinical indications for which such products are approved;
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

If we or our collaborators are unable to establish effective sales, marketing and distribution capabilities or enter into agreements with third parties with such capabilities, we or our collaborators may not be successful in commercializing VOWST or any of our product candidates if and when they are approved.

We have employees with experience in sales and marketing, but we have limited sales or marketing infrastructure and, as a company, have no experience in the sale, marketing, or distribution of pharmaceutical products. To achieve commercial success for VOWST or for any other product for which we obtain marketing approval, we will need to establish a sales and marketing organization and/or we will need our collaborator Nestlé to perform sales and marketing functions and they may not be successful in doing so.

In July 2021, we entered into the 2021 License Agreement with Nestlé, pursuant to which we granted Nestlé, under certain of our patent rights and know how, a co-exclusive, sublicensable (under certain conditions) license to develop, commercialize and conduct medical affairs activities for the 2021 Collaboration Products, including VOWST, in the United States and Canada. Under the 2021 License Agreement, Nestlé has the sole right to commercialize the 2021 Collaboration Products in the 2021 Licensed Territory in accordance with a commercialization plan, subject to our right to elect to provide up to a specified percentage of all promotional details for a certain target audience. Each party will use commercially reasonable efforts to commercialize the 2021 Collaboration Products in the 2021 Licensed Territory in accordance with the commercialization plan. Both parties will perform medical affairs activities for 2021 Collaboration Products in the 2021 Licensed Territory in accordance with a medical affairs plan. We will be responsible for commercialization and medical affairs activities costs incurred by the parties until first commercial sale of the first 2021 Collaboration Product in the 2021 Licensed Territory and in accordance with a pre-launch plan, up to a specified cap.

In the future, we expect to build a focused sales and marketing infrastructure, or certain components of such infrastructure, to market or co-promote VOWST and our product candidates, if and when they are approved in the United States and potentially elsewhere. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we or our collaborators cannot retain or reposition sales and marketing personnel.

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

Outside the United States, we will rely and may increasingly rely on third parties, including Nestlé, to sell, market and distribute VOWST and our product candidates, if and when approved. We may not be successful in entering into arrangements with such third parties or may be unable to do so on terms that are favorable to us. In addition, our product revenue or collaboration profit and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.

The development and commercialization of new drug and biologic products is highly competitive and is characterized by rapid and substantial technological development and product innovations. We and our collaborators face competition with respect to VOWST and our other current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. We are aware of a number of large pharmaceutical and biotechnology companies, as well as smaller, early-stage companies, that are pursuing the development or commercialization of products, including microbiome therapeutics, for reducing CDI and other disease indications we are targeting. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others may be based on entirely different approaches. For example, FMT is a procedure that has resulted in reports of high success rates for recurrent CDI. Potential competitors also include academic institutions, government agencies, not-for-profits, and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we have or may in the future develop. Our competitors also may obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market, especially for any competitor developing a microbiome therapeutic which will likely share our same regulatory approval requirements. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic or biosimilar products.

Even if we are able to commercialize VOWST or any of our product candidates, if approved, the products may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, any of which would harm our business.

Our ability to commercialize VOWST or any of our product candidates successfully will depend, in part, on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and impact reimbursement levels.

Obtaining and maintaining adequate reimbursement for our products may be difficult. We cannot be certain if and when we will obtain an adequate level of reimbursement for our products by third-party payors. Even if we do obtain adequate levels of reimbursement, third-party payors, such as government or private healthcare insurers, carefully review, and increasingly question the coverage of, and challenge the prices charged for, drugs. Reimbursement rates from private health insurance companies vary depending on the company, the insurance plan and other factors. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs. We may also be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize VOWST or any product candidate for which we obtain marketing approval, and the royalties resulting from the sales of those products may also be adversely impacted.

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

Product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of VOWST or any other products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials and will face an even greater risk if and when we commercially sell VOWST or any other products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•
regulatory investigations, product recalls or withdrawals, or labeling, marketing or promotional restrictions;
•
decreased demand for any product candidates or products;
•
injury to our reputation and significant negative media attention;
•
withdrawal of clinical trial participants;
•
significant costs to defend the related litigation;
•
substantial monetary awards to trial participants or patients;
•
loss of revenue;
•
reduced resources of our management to pursue our business strategy; and
•
the inability to commercialize any products that we develop.

We currently hold $5.0 million in product liability insurance coverage in the aggregate, with a per occurrence limit of $5.0 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials, increase commercialization of VOWST, or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

We may face competition from biosimilars, which may have a material adverse impact on the future commercial prospects of VOWST or our product candidates.

Because we have received FDA approval of VOWST to prevent the recurrence of CDI in individuals 18 years of age and older following antibacterial treatment for recurrent CDI, and if we obtain approval or any of our product candidates, we may face competition from biosimilars. In the United States, the Biologics Price Competition and Innovation Act, or BPCIA, enacted in 2010 as part of the Patient Protection and Affordable Care Act, created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar, to or “interchangeable” with an FDA-approved biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until four years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. This pathway could allow competitors to reference data from innovative biological products 12 years after the time of approval of the innovative biological product, though the FDA may not approve an application relying on such data for a further eight years. This data exclusivity does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data and seeking approval. Data exclusivity only assures that another company cannot rely upon the data within the innovator’s application to support the biosimilar product’s approval.

We believe that VOWST does, and any of our product candidates approved as a biological product under a BLA should, qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. It is possible that Congress or the FDA may take these or other measures to reduce or eliminate periods of exclusivity. The BPCIA is complex and continues to be interpreted and implemented by the FDA, and such FDA implementation could have a material adverse effect on the future commercial prospects for our product candidates.

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

In order to market and sell our products in the European Union, or EU, and many other jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval in foreign countries may differ substantially from that required to obtain FDA approval. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals for VOWST or our product candidates from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

VOWST and any product candidate for which we obtain marketing approval will remain subject to significant post-marketing regulatory requirements and oversight.

VOWST and any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to the continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP and similar foreign requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. We and our contract manufacturers will also be subject to continual review and periodic inspections to assess compliance with cGMP and similar foreign requirements. Accordingly, we, and our collaborators and others with whom we work, must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control. For example, the FDA-approved label for VOWST includes certain warnings and precautions regarding transmissible infectious agents and the potential presence of food allergens.

Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to specific conditions of approval, including a requirement to implement a risk evaluation and mitigation strategy, which could include requirements for a medication guide, communication plan, or restricted distribution system. If any of our product candidates receives marketing approval, the accompanying label may limit the approved use of our drug, which could limit sales of the product. For example, the FDA-approved label for VOWST includes a limitation of use that VOWST is not indicated for the treatment of CDI.

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

If we or our collaborators are found to have improperly promoted off-label uses of approved products, including VOWST or any of our product candidates that may be approved in the future, we may become subject to significant liability. The FDA and other regulatory authorities strictly regulate the promotional claims that may be made about prescription products, such as VOWST and our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory authorities as reflected in the product’s approved labeling. The current FDA-approved indication for VOWST is limited to prevent the recurrence of CDI in individuals 18 years of age and older following antibacterial treatment for recurrent CDI. Physicians may nevertheless prescribe VOWST or a product candidate that is approved in future, if any, to their patients in a manner that is inconsistent with the approved label. If we or our collaborators are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of VOWST or of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of VOWST and any product candidates for which we obtain marketing approval. Our and our collaborators' current and future arrangements with third-party payors, physicians and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may restrict the business or financial arrangements and relationships through which we market, sell and distribute VOWST and any other products for which we may in the future obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our products and product candidates and affect the prices we may obtain.

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

Among the provisions of the ACA of importance to VOWST and our other potential product candidates are the following:

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, enacted in August 2011, required sequestration that included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2032, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will increase in future years of the sequester. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years.

Further, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which, among other things, eliminated the statutory cap on drug manufacturers’ Medicaid Drug Rebate Program rebate liability, effective January 1, 2024. Under current law enacted as part of the ACA, drug manufacturers’ Medicaid Drug Rebate Program rebate liability is capped at 100% of the average manufacturer price for a covered outpatient drug. We expect that other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to price our products at what we consider to be a fair or competitive price, generate revenue, attain profitability, or commercialize VOWST or our product candidates, if approved.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Individual states in the United States have become increasingly active in implementing regulations designed to contain pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Most significantly, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our ability to price our products appropriately, which could negatively impact our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for VOWST or our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

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

In some countries, particularly the EU member states, the pricing of certain pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various EU member states and parallel distribution or arbitrage between low-priced and high-priced member states, can further reduce prices. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. Even if a pharmaceutical product obtains a marketing authorization in the EU, there can be no assurance that reimbursement for such product will be secured on a timely basis or at all. If coverage and reimbursement of our products are unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels that impacts our ability to compete with other products or our ability to recoup our costs of developing our products, our business could be harmed, possibly materially.

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

Our patent portfolio currently includes 25 active patent application families (which includes an option to license certain IP from MD Anderson and exclusive licenses to certain IP from Memorial Sloan Kettering Cancer Center). Of these, 22 applications have been nationalized, two are pending at the PCT stage, and one is at the provisional stage. While we have obtained 28 issued U.S. patents with three currently allowed, we cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents or our current patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, we are pursuing claims to therapeutic, binary compositions of certain bacterial populations. Any claims that may issue may provide coverage for such binary compositions and/or their use. However, such claims would not prevent a third party from commercializing alternative compositions that do not include both of the bacterial populations claimed in pending applications, potential applications or patents that have or may issue. There can be no assurance that any such alternative composition will not be equally effective. Further, given that VOWST is a complex composition with some variation from lot-to-lot and that, likewise, third-party compositions may have similar complexity and variability, it is possible that a patent claim may provide coverage for some but not all lots of a product, product candidate or third-party product. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.

Moreover, other parties have developed technologies that may be related or competitive to our approach and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming similar methods or by claiming subject matter that could dominate our patent position or cover one or more of our products or product candidates. In addition, given the early stage of prosecution of our portfolio, it may be some time before we understand how patent offices react to our patent claims and whether they identify prior art of relevance that we have not already considered.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•
any of our pending patent applications, if issued, will include claims having a scope sufficient to protect any products or product candidates;
•
any of our pending patent applications will issue as patents at all;
•
we will be able to successfully commercialize VOWST or any of our product candidates, if approved, before our relevant patents expire;
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

In addition, the Leahy-Smith Act limits where a patentee may file a patent infringement suit and provides opportunities for third parties to challenge any issued patent in the USPTO. These provisions apply to all of our U.S. patents, even those filed before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal court necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a federal court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims because it may be easier for them to do so relative to challenging the patent in a federal court action. It is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell VOWST and our product candidates, if approved, and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. While no such litigation has been brought against us and we have not been held by any court to have infringed a third party’s intellectual property rights, we cannot guarantee that our technology, products or use of our products do not infringe third-party patents.

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

•
cease developing, selling or otherwise commercializing VOWST or our product candidates;
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

Issued patents covering VOWST or our product candidates could be found invalid or unenforceable or could be interpreted narrowly if challenged in court.

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

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy and execution. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We may expand our operational capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We may experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of lead discovery and product development, regulatory affairs, clinical affairs and manufacturing and, with respect to VOWST and any of our product candidates that receive marketing approval, sales, marketing and distribution. To manage potential future growth, we may continue to implement and improve our managerial, operational and financial systems. Due to our limited financial resources and the limited experience of our management team in managing a company with such potential growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

A variety of risks associated with operating internationally could materially adversely affect our business.

We currently have limited international operations, but our business strategy incorporates potentially expanding internationally with respect to VOWST and if any of our product candidates receive regulatory approval. We have conducted clinical studies in Australia and New Zealand in the past, and may in the future conduct clinical studies in other countries as well. We currently plan to rely on collaborators, including Nestlé, to commercialize certain approved products outside of North America. Also, for certain manufacturing services for VOWST, we rely on GenIbet in Portugal, and Bacthera, which is constructing a dedicated full-scale production suite for us in Switzerland. Doing business internationally involves a number of risks, including but not limited to:

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

Securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. On September 28, 2016, a purported stockholder filed a putative class action lawsuit in the U.S. District Court for the District of Massachusetts against us entitled Mariusz Mazurek v. Seres Therapeutics, Inc., et.al. alleging false and misleading statements and omissions about our clinical trials for our then product candidate SER-109 in our public disclosures between June 25, 2015 and July 29, 2016. Although this lawsuit has been dismissed by the court, should we face similar or other litigation again, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business. In addition, the uncertainty of a pending lawsuit or potential filing of additional lawsuits could lead to more volatility and a reduction in our stock price.

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

The terms of the Oaktree Credit Agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

On April 27, 2023, we entered into the Oaktree Credit Agreement, which establishes a term loan facility of $250.0 million, consisting of (i) the Tranche A Loan, funded on the Oaktree Closing Date, (ii) the Tranche B Loan, that we may borrow subject to certain conditions, (iii) the Tranche C Loan, that we may borrow subject to certain conditions, and (iv) the Tranche D Loan, available in Oaktree Lenders’ sole discretion (collectively with the Tranche A Loan, the Tranche B Loan, the Tranche C Loan, and the Tranche D Loan, the “Oaktree Term Loan”); provided, in the case of the Tranche B Loan and the Tranche C Loan, that we and our subsidiaries have achieved certain VOWST (SER-109) net sales targets. The Oaktree Term Loan has a maturity date of April 27, 2029 (the “Oaktree Maturity Date”).

Our obligations under the Oaktree Credit Agreement and the other Loan Documents (as defined in the Oaktree Credit Agreement) will be guaranteed by any of our domestic subsidiaries that become Guarantors (as defined in the Oaktree Credit Agreement), subject to certain exceptions. Our and our Guarantors’ (collectively, the “Loan Parties”) respective obligations under the Oaktree Credit Agreement and the other Loan Documents are secured by first priority security interests in substantially all assets of the Loan Parties, including intellectual property, subject to certain customary thresholds and exceptions. As of the Oaktree Closing Date, there are no Guarantors.

The Oaktree Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including a financial covenant requiring us to maintain certain levels of cash and cash equivalents in accounts subject to a control agreement in favor of the Agent of at least $30.0 million at all times commencing from 30 days after the Oaktree Closing Date and decreasing to $25.0 million of cash and cash equivalents in such controlled accounts after we borrow any Tranche B Loan.

In addition, the Oaktree Credit Agreement contains certain events of default that entitle the Agent to cause our indebtedness under the Oaktree Credit Agreement to become immediately due and payable, and to exercise remedies against the Loan Parties and the collateral securing the Oaktree Term Loan, including cash. Under the Oaktree Credit Agreement, an event of default will occur if, among other things, we fail to make payments under the Oaktree Credit Agreement (subject to specified cure periods with respect to certain payments), we or our subsidiaries breach any of the covenants under the Oaktree Credit Agreement (subject to specified cure periods with respect to certain breaches), a material adverse change occurs, we, our subsidiaries or our or their respective assets become subject to certain legal proceedings, such as bankruptcy proceedings, we and/or our subsidiaries are unable to pay our or their debts as they become due or default on contracts with third parties which would permit the holder of indebtedness in excess of a certain threshold to accelerate the maturity of such indebtedness or that could cause a material adverse change. Upon the occurrence and for the duration of an event of default, an additional default interest rate equal to 2.0% per annum may apply to all obligations owed under the Oaktree Credit Agreement.

Any declaration by the Oaktree Lenders of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the Oaktree Credit Agreement currently prohibits us from paying dividends on our equity securities, and any future debt agreements may likewise preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

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
•
the success of our commercialization efforts;
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

The COVID-19 pandemic has adversely impacted and could continue to adversely impact, our business, including our preclinical studies, clinical trials, commercialization activities, results of operations and financial condition.

The COVID-19 pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce. We monitor the impact of the COVID-19 pandemic on our operations and our clinical development and commercialization activities on our ongoing basis, and our mitigation efforts to minimize such impact are ongoing. However, given the evolving nature of the situation, the impact of the pandemic, including any resurgence or the emergence of new variants, on future clinical development and/or readouts, regulatory approvals, and commercialization activities is uncertain.

The COVID-19 pandemic has led to delays or difficulties with equity offerings due to disruptions and uncertainties in the securities market. Trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of, among other things, the COVID-19 pandemic and the continued increase in inflation rates and interest rates. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms.

The extent to which the pandemic further impacts our business, including our or our collaborators preclinical studies and clinical trials, commercialization activities, results of operations and financial condition will depend on future developments which are highly uncertain and cannot be predicted with confidence. Such factors include but are not limited to the duration and severity of the pandemic, the impact of variants, travel restrictions, quarantines, shelter-in-place orders and social distancing recommendations and regulations in the U.S. and other countries, business closures or business disruptions, the adoption and effectiveness of vaccines and vaccine distribution efforts, and the effectiveness of other actions taken in the U.S. and other countries to contain and treat the disease.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15

3.2	Amended and Restated Bylaws	8-K	001-37465	3.2	12/7/20

4.1	Form of Warrant, dated April 27, 2023, issued by the Company to the Lenders, together with a schedule of warrant holders	8-K	001-37465	4.1	4/27/23

10.1#	Supply Agreement, dated March 13, 2023, by and between Seres Therapeutics, Inc. and Nestlé Enterprises S.A.					*

10.2	Credit Agreement and Guaranty, dated April 27, 2023, among Seres Therapeutics, Inc., a Delaware corporation, as the borrower, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent for the lenders	8-K	001-37465	10.1	4/27/23

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

SERES THERAPEUTICS, INC.

Date: May 9, 2023	By:	/s/ David Arkowitz
David Arkowitz
Executive Vice President, Chief Financial Officer and Head of Business Development (Principal Financial and Accounting Officer)