Form 10-Q
period 2023-06-30
Seres Therapeutics, Inc.
filed 2023-08-08
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, the registrant had 128,204,614 shares of common stock, $0.001 par value per share, outstanding.

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
•
We depend heavily on the commercial success of VOWST, which was only recently approved for marketing by the FDA and launched in the United States. There is no assurance that our commercialization efforts or those of our collaborators will be successful or that we will be able to generate collaboration profit at the levels or within the timing we expect.

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
•
The collaboration and license agreements with Société des Produits Nestlé S.A., successor in interest to Nestec Ltd., and NHSc Rx License GmbH, successor in interest to NHSc Pharma Partners (collectively, and together with their affiliates and subsidiaries, Nestlé) are important to our business. If we or Nestlé fail to adequately perform under these agreements, or if we or Nestlé terminate the agreements, the development and commercialization of our CDI and IBD product candidates could be delayed or terminated and our business would be adversely affected.
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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$229,520	$163,030
Short term investments	—	18,311
Collaboration receivable - related party	7,559	—
Inventories	5,340	—
Prepaid expenses and other current assets	8,819	13,423
Total current assets	251,238	194,764
Property and equipment, net	24,026	22,985
Operating lease assets	110,283	110,984
Restricted cash	8,185	8,185
Restricted investments	1,401	1,401
Other non-current assets	11,254	10,465
Total assets	$406,387	$348,784
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,922	$17,440
Accrued expenses and other current liabilities (1)	55,878	59,840
Operating lease liabilities	5,470	3,601
Short term portion of note payable, net of discount	—	456
Deferred income - related party	2,817	—
Deferred revenue - related party	811	4,259
Total current liabilities	77,898	85,596
Long term portion of note payable, net of discount	100,742	50,591
Operating lease liabilities, net of current portion	106,706	107,942
Deferred revenue, net of current portion - related party	94,927	92,430
Warrant liability	1,968	—
Other long-term liabilities	1,532	1,442
Total liabilities	383,773	338,001
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 240,000,000 and 200,000,000 shares authorized at June 30, 2023 and December 31, 2022, respectively; 128,037,679 and 125,222,273 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	128	125
Additional paid-in capital	911,620	875,181
Accumulated other comprehensive loss	(1)	(12)
Accumulated deficit	(889,133)	(864,511)
Total stockholders’ equity	22,614	10,783
Total liabilities and stockholders’ equity	$406,387	$348,784

[1] Includes related party amounts of $31,372 and $34,770 at June 30, 2023 and December 31, 2022, respectively (see Note 16)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Collaboration revenue - related party	$126,473	$1,216	$125,951	$2,709
Total revenue	126,473	1,216	125,951	2,709
Operating expenses:
Research and development expenses	46,792	43,935	90,761	83,584
General and administrative expenses	28,051	20,335	50,521	38,906
Collaboration (profit) loss sharing - related party	2,106	271	5,713	(705)
Total operating expenses	76,949	64,541	146,995	121,785
Income (loss) from operations	49,524	(63,325)	(21,044)	(119,076)
Other income (expense):
Interest income	1,726	395	2,758	779
Interest expense	(3,187)	(1,501)	(5,135)	(2,413)
Other expense	(1,511)	(304)	(1,201)	(649)
Total other expense, net	(2,972)	(1,410)	(3,578)	(2,283)
Net income (loss)	$46,552	$(64,735)	$(24,622)	$(121,359)
Net income (loss) per share attributable to common stockholders, basic	$0.36	$(0.70)	$(0.19)	$(1.32)
Net income (loss) per share attributable to common stockholders, diluted	$0.36	$(0.70)	$(0.19)	$(1.32)
Weighted average common shares outstanding, basic	127,713,486	92,255,416	126,793,342	92,224,382
Weighted average common shares outstanding, diluted	129,844,931	92,255,416	126,793,342	92,224,382
Other comprehensive (loss) income:
Unrealized (loss) gain on investments, net of tax of $0	(2)	(41)	10	(196)
Currency translation adjustment	(1)	—	1	—
Total other comprehensive (loss) income	(3)	(41)	11	(196)
Comprehensive income (loss)	$46,549	$(64,776)	$(24,611)	$(121,555)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands, except share data)

	Common Stock		Additional		Accumulated Other	Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity
Balance at December 31, 2021	91,889,418	$92	$745,829	$(614,354)	$(60)	$131,507
Issuance of common stock upon exercise of stock options	92,478	—	257	—	—	257
Issuance of common stock upon vesting of RSUs, net of tax withholdings	69,195	—	—	—	—	—
Issuance of common stock under ESPP	159,214	—	892	—	—	892
Stock-based compensation expense	—	—	5,079	—	—	5,079
Other comprehensive loss	—	—	—	—	(155)	(155)
Net loss	—	—	—	(56,624)	—	(56,624)
Balance at March 31, 2022	92,210,305	$92	$752,057	$(670,978)	$(215)	$80,956
Issuance of common stock upon exercise of stock options	39,208	—	130	—	—	130
Issuance of common stock upon vesting of RSUs, net of tax withholdings	57,431	—	—	—	—	—
Stock-based compensation expense	—	—	6,748	—	—	6,748
Other comprehensive loss	—	—	—	—	(41)	(41)
Net loss	—	—	—	(64,735)	—	(64,735)
Balance at June 30, 2022	92,306,944	$92	$758,935	$(735,713)	$(256)	$23,058

	Common Stock		Additional		Accumulated Other	Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive (Loss) Income	Stockholders’ Equity (Deficit)
Balance at December 31, 2022	125,222,273	$125	$875,181	$(864,511)	$(12)	$10,783
Issuance of common stock upon exercise of stock options	56,523	—	188	—	—	188
Issuance of common stock upon vesting of RSUs, net of tax withholdings	259,023	—	—	—	—	—
Issuance of common stock under ESPP	267,615	1	1,228	—	—	1,229
Issuance of common stock from at the market equity offering, net of issuance costs of $225	787,170	1	4,238	—	—	4,239
Stock-based compensation expense	—	—	6,850	—	—	6,850
Other comprehensive income	—	—	—	—	14	14
Net loss	—	—	—	(71,174)	—	(71,174)
Balance at March 31, 2023	126,592,604	$127	$887,685	$(935,685)	$2	$(47,871)
Issuance of common stock upon exercise of stock options	49,069	—	168	—	—	168
Issuance of common stock upon vesting of RSUs and PSUs, net of tax withholdings	177,629	—	—	—	—	—
Issuance of common stock from at the market equity offering, net of issuance costs of $304	1,218,377	1	7,490	—	—	7,491
Issuance of warrants (Note 9)	—	—	2,785	—	—	2,785
Stock-based compensation expense	—	—	13,492	—	—	13,492
Other comprehensive loss	—	—	—	—	(3)	(3)
Net income	—	—	—	46,552	—	46,552
Balance at June 30, 2023	128,037,679	$128	$911,620	$(889,133)	$(1)	$22,614

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(24,622)	$(121,359)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	20,342	11,827
Depreciation and amortization expense	2,927	3,255
Non-cash operating lease cost	4,247	2,305
Net (accretion) amortization of (discounts) premiums on investments	(236)	547
Amortization of debt issuance costs	337	328
Loss on extinguishment of debt	1,625	—
Change in fair value of warrant liabilities	(132)	—
Collaboration (profit) loss sharing - related party	5,713	(705)
Changes in operating assets and liabilities:
Prepaid expenses and other current and other non-current assets	3,579	(10,145)
Collaboration receivable - related party	(7,559)	—
Inventories	(5,340)	—
Deferred income - related party	2,817	—
Deferred revenue - related party	(951)	(2,709)
Accounts payable	(3,092)	709
Operating lease liabilities	(577)	(2,130)
Accrued expenses and other current and long-term liabilities (3)	(9,678)	1,735
Net cash used in operating activities	(10,600)	(116,342)
Cash flows from investing activities:
Purchases of property and equipment	(5,301)	(5,113)
Purchases of investments	(4,426)	(36,138)
Sales and maturities of investments	22,983	77,622
Net cash provided by investing activities	13,256	36,371
Cash flows from financing activities:
Proceeds from exercise of stock options	356	387
Proceeds from issuance of common stock from at the market equity offering	11,730	—
Issuance of common stock under ESPP	1,229	892
Proceeds from issuance of debt, net of issuance costs	103,378	27,606
Repayment of notes payable	(52,860)	(1,907)
Net cash provided by financing activities	63,833	26,978
Net increase (decrease) in cash, cash equivalents, and restricted cash	66,489	(52,993)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1	—
Cash, cash equivalents and restricted cash at beginning of period	171,215	188,002
Cash, cash equivalents and restricted cash at end of period	$237,705	$135,009
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,869	$1,836
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$943	$597
Prepaid rent reclassified to right-of-use assets	$2,336	$4,962
Lease liability arising from obtaining right-of-use assets	$1,210	$4,370
Recognition of warrant liabilities	$2,100	$—
Warrants issued related to Term Loan and recorded as debt discount (Note 9)	$2,785	$—

[3]Includes related party amounts of ($3,398) and $1,379 at June 30, 2023 and 2022, respectively (see Note 16)

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

The Company’s product, VOWST (fecal microbiota spores, live brpk), formerly called SER-109, was approved by the U.S. Food and Drug Administration (“FDA”) on April 26, 2023 and is the first and only orally administered microbiome therapeutic. VOWST is indicated to prevent the recurrence of Clostridioides difficile infection (“CDI”) in patients 18 or older following antibacterial treatment for recurrent CDI. The Company launched VOWST in the United States with its collaborator, Nestlé Health Science (“Nestlé”), in June 2023. Beginning with the commercial launch of VOWST, pursuant to the 2021 License Agreement (as defined below), Nestlé records total net sales of VOWST, which are reduced by costs incurred by each collaborator, and the resulting profit or loss is shared equally between the Company and Nestlé. For additional information, see Note 13, Collaboration Profit and Loss.

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

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2023, the Company had an accumulated deficit of $889,133 and cash and cash equivalents of $229,520. For the six months ended June 30, 2023, the Company incurred a net loss of $24,622 and had net operating cash outflows of $10,600. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future.

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

In May 2023, after FDA approval of VOWST, the Company received a $125,000 milestone payment under its license agreement with Nestlé executed in July 2021 (“2021 License Agreement,” see Note 12, Revenue from Contracts with Customers). Additionally, the Company is eligible to receive payments from Nestlé for the supply of VOWST, and is entitled to share equally in its commercial profits and losses.

As of the date of issuance of these condensed consolidated financial statements, management’s plans to mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern include receipt of payments from Nestlé for the supply of VOWST, and sharing equally in commercial profits and losses with Nestlé pursuant to the 2021 License Agreement. Management concluded these plans are probable of being effectively implemented and of mitigating the conditions that raised substantial doubt about the Company’s ability to continue as a going concern. The Company expects that its cash and cash equivalents as of June 30, 2023 will be sufficient to fund its operating expenses, capital expenditure requirements, and debt service obligations for at least the next 12 months from issuance of these condensed consolidated financial statements. The Company may seek to raise additional capital through financing or other transactions, including through at the market equity offerings. The future viability of the Company beyond 12 months from issuance of these condensed consolidated financial statements is dependent on its ability to raise additional capital to finance its operations.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 7, 2023 (the “Annual Report”).

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The condensed consolidated balance sheet at December 31, 2022 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2023, with the exception of those detailed below.

Inventories

Inventories are stated at the lower of cost or estimated net realizable value with cost based on the first-in first-out method. Inventory that can be used in either the production of clinical or commercial products is expensed as research and development costs when identified for use in clinical trials.

Prior to the regulatory approval of its product candidates, the Company incurs expenses for the manufacture of drug product supplies to support clinical development that could potentially be available to support the commercial launch of those drugs. Until the date at which regulatory approval has been received or is otherwise considered probable, the Company records all such costs as research and development expenses.

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

Restricted Cash

The Company held restricted cash of $8,185 as of June 30, 2023 and December 31, 2022, which represents cash held for the benefit of the landlords for certain of the Company’s leases. The Company has classified the restricted cash as long-term on its condensed consolidated balance sheets as the terms of the underlying leases are greater than one year.

Cash, cash equivalents and restricted cash were comprised of the following (in thousands):

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$229,520	$163,030
Restricted cash, non-current	8,185	8,185
Total cash, cash equivalents and restricted cash	$237,705	$171,215

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$20,620	$—	$—	$20,620
Total assets	$20,620	$—	$—	$20,620

Warrant liabilities	$—	$—	$1,968	$1,968
Total liabilities	$—	$—	$1,968	$1,968

	Fair Value Measurements as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$47,863	$—	$—	$47,863
Commercial paper	—	11,691	—	11,691
Government securities	—	4,966	—	4,966
Investments:
Commercial paper	$—	$2,465	$—	$2,465
Corporate bonds	—	2,957	—	2,957
Government securities	—	12,889	—	12,889
	$47,863	$34,968	$—	$82,831

Money market funds are valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Commercial paper, corporate bonds, and government securities are valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

As of both June 30, 2023 and December 31, 2022, the Company held a restricted investment of $1,401, which represents a certificate of deposit that is classified as Level 2 in the fair value hierarchy.

Level 3 financial liabilities consist of the warrant liabilities for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded through other income (expense). The Company uses a Monte-Carlo simulation model which includes the Black-Scholes option pricing model to value the Level 3 warrant liabilities at inception and on each subsequent reporting date. This model incorporates transaction details such as the Company’s stock price, contractual terms of the underlying warrants, maturity, risk free rates, volatility, as well as the term to achievement of estimated sales targets. The unobservable inputs for all of the Level 3 warrant liabilities are volatility and the term to achievement of estimated sales targets. The Company utilizes its historical and implied volatility, using its closing common stock prices and market data, to reflect future volatility over the expected term of the warrants. The Company estimates the time to achievement of sales targets of VOWST using information and forecasts generated by the Company in consideration of the terms of the 2021 License Agreement.

On the Closing Date (as defined in Note 9, Notes Payable) and as of June 30, 2023, the Level 3 inputs to the warrant liabilities are as follows:

	Closing Date	June 30, 2023
Volatility	83.0%	82.0%
Term (in years)	1.7	1.5

A reconciliation of the beginning and ending balances for the three and six months ended June 30, 2023 for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities

Balance as of December 31, 2022	$—
Issuance of warrants	2,100
Adjustment to fair value	(132)
Balance as of June 30, 2023	1,968

There were no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2022. There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended June 30, 2023 and 2022.

4. Investments

Investments by security type consisted of the following at December 31, 2022 (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$2,465	$—	$—	$2,465
Corporate bonds	2,958	—	(1)	2,957
Government securities	12,898	3	(12)	12,889
	$18,321	$3	$(13)	$18,311

Investments with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the table above. Investments with maturities of less than 12 months are considered current assets and those investments with maturities greater than 12 months are considered non-current assets. As of December 31, 2022, all of the Company’s investments were classified as available-for-sale and mature within 12 months of the balance sheet date.

Excluded from the tables above are restricted investments of $1,401 as the cost approximates current fair value as of June 30, 2023 and December 31, 2022, respectively. The Company did not hold any other investments as of June 30, 2023.

5. Inventories

Capitalized inventories consist of the following at June 30, 2023 (in thousands):

June 30, 2023
Raw materials	$547
Work in process	4,750
Finished goods	43
Total	$5,340

There were no inventories capitalized as of December 31, 2022, because the Company obtained approval for VOWST from the FDA on April 26, 2023. Prior to this approval, all costs for the manufacture of product supplies to support clinical development and commercial launch, including pre-launch inventory, were expensed as incurred or otherwise accounted for pursuant to the 2021 License Agreement. Pre-launch inventory manufactured prior to the FDA approval of VOWST, which was not capitalized into inventory but instead was expensed as research and development in previous periods, will be used in commercial production until it is depleted. Pre-launch inventory expensed as research and development totaled $11,181 and $26,794 for the three and six months ended June 30, 2023.

Inventory amounts written down as a result of excess, obsolescence, or unmarketability and determined not to be recoverable pursuant to the 2021 License Agreement are expensed in the period in which they are identified. There were no such write-downs during the three and six months ended June 30, 2023.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Laboratory equipment	$28,053	$24,533
Computer equipment	4,134	3,557
Furniture and office equipment	4,911	3,491
Leasehold improvements	32,963	32,474
Construction in progress	1,932	3,970
	71,993	68,025
Less: Accumulated depreciation and amortization	(47,967)	(45,040)
	$24,026	$22,985

Depreciation and amortization expense was $1,527, $2,927, $1,685, and $3,255 for the three and six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023 the Company disposed of certain fully-depreciated assets with a cost basis of $9.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Clinical and development costs	$2,157	$6,717
Manufacturing and quality costs	2,707	—
Payroll and payroll-related costs	11,688	14,709
Collaboration payable - related party (Note 16)	31,372	34,770
Facility and other	7,954	3,644
	$55,878	$59,840

As of June 30, 2023, the Company accrued a total of $3,850 payable to third parties for transaction and milestone payments resulting from the FDA approval of VOWST and subsequent commercial launch. This amount is included in the Facility and other category above.

8. Leases

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

In April 2022, the Company entered into a lease for additional laboratory and office space in Spring House, Pennsylvania, with a lease term of ten years and a renewal option, subject to certain conditions, for an additional five-year term. The undiscounted minimum lease payments are $2,991, net of a tenant improvement allowance of $1,223, over the original ten-year term. The lease commenced in April 2023, at which point, the Company recorded a right-of-use asset of $3,546, which consists of the lease liability of $1,210, and $2,336 of leasehold improvements that revert back to the lessor at the termination of the lease.

In June 2023, the Company entered into a lease for a donor collection facility in Irvine, California, with a lease term of seven years and a renewal option, subject to certain conditions, for an additional five-year term. The undiscounted minimum lease payments are $1,084 over the original seven-year term. As of June 30, 2023, the lease has not yet commenced, and accordingly the Company has not recorded a right-of-use asset or a lease liability with respect thereto.

The following table summarizes the presentation in the Company’s condensed consolidated balance sheets of its operating leases (in thousands):

	June 30, 2023	December 31, 2022
Assets:
Operating lease assets	$110,283	$110,984

Liabilities:
Operating lease liabilities	$5,470	$3,601
Operating lease liabilities, net of current portion	106,706	107,942
Total operating lease liabilities	$112,176	$111,543

The following table summarizes the effect of lease costs in the Company’s consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease costs	$5,543	$1,948	$10,953	$3,620
Short-term lease costs	372	354	740	709
Variable lease costs	2,180	1,271	3,943	2,302
Total lease costs	$8,095	$3,573	$15,636	$6,631

During the three and six months ended June 30, 2023 and 2022, the Company made cash payments for operating leases of $3,875, $7,289, $1,332, and $3,445 respectively.

As of June 30, 2023, future payments of operating lease liabilities are as follows (in thousands):

As of June 30, 2023
2023 (remaining 6 months)	$8,600
2024	$19,437
2025	$21,555
2026	$22,155
2027 and thereafter	$111,164
Total future minimum lease payments	$182,911
Less: interest	(70,735)
Present value of operating lease liabilities	$112,176

As of June 30, 2023, the weighted average remaining lease term was 8.47 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 13%. As of June 30, 2022, the weighted average remaining lease term was 4.75 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 10%.

9. Notes Payable

On October 29, 2019 (“Hercules Closing Date”), the Company entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) pursuant to which a term loan in an aggregate principal amount of up to $50,000 (the “Original Credit Facility”) was available to the Company in three tranches, subject to certain terms and conditions. Effective as of February 24, 2022 (the “Effective Date”), the Company entered into an Amendment to the Hercules Loan Agreement (the “Amendment”), with the lenders party thereto (the “Hercules Lenders”), and Hercules in its capacity as the administrative agent and the collateral agent for the Hercules Lenders, which amended the Original Credit Facility. Pursuant to the Amendment, term loans in an aggregate principal amount of up to $100,000 (the “Hercules Credit Facility”) became available to the Company in five tranches, subject to certain terms and conditions.

The first tranche in an aggregate principal amount of $25,000 was outstanding as of the Effective Date, after taking into account reborrowing by the Company on the Effective Date of a previously-repaid principal amount of approximately $2,900. The second tranche in an aggregate principal amount of $12,500 and the third tranche in an aggregate principal amount of $12,500 have been advanced to the Company and were outstanding as of the Effective Date. The fourth and fifth tranches, in aggregate principal amounts of $25,000 each, were available upon satisfaction of certain conditions, but were not drawn before the repayment and extinguishment of the Hercules Credit Facility.

All advances outstanding under the Hercules Credit Facility bore interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 6.40%, and (ii) 9.65%. The Company had the option to prepay advances under the Hercules Credit Facility, in whole or in part, at any time subject to a prepayment charge, and the Hercules Loan Agreement included an end of term charge of 4.85% of the aggregate amount of the advances made under the Original Credit Facility, as well as an additional end of term charge of 1.75% of the aggregate amount of the advances under the Hercules Credit Facility (including the first tranche of $25,000), each due as specified in the Amendment.

The Hercules Credit Facility was secured by substantially all of the Company’s assets, other than the Company’s intellectual property. The Company agreed to not pledge or secure its intellectual property to others.

The Company accounted for the Amendment as a modification in accordance with the guidance in ASC 470-50, Debt ("ASC 470"). Amounts paid to the Hercules Lenders were recorded as debt discount and a new effective interest rate was established. Upon issuance, the Hercules Credit Facility was recorded as a liability with an initial carrying value of $50,586, net of debt issuance costs. The initial carrying value was accreted to the repayment amount, which includes the outstanding principal plus the end of term charge, through interest expense using the effective interest rate method over the term of the debt. As of December 31, 2022, the carrying value of the debt was $51,047.

During the three and six months ended June 30, 2023 and 2022 the Company recognized $520, $2,468, $1,501, and $2,413, respectively, of interest expense related to the Hercules Loan Agreement, which is reflected in interest expense on the condensed consolidated statements of operations and comprehensive income (loss).

On April 27, 2023 (the “Closing Date”), the Company entered into the Credit Agreement and Guaranty (the “Oaktree Credit Agreement”) among the Company, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto (the “Lenders”), and Oaktree Fund Administration, LLC, in its capacity as administrative agent for the Lenders (in such capacity, the “Agent”). The Oaktree Credit Agreement establishes a term loan facility of $250,000 (the “Term Loan”) consisting of (i) $80,000 (“Tranche A-1”) and (ii) $30,000 (“Tranche A-2” and collectively, “Tranche A Loan”), funded on the Closing Date. The Term Loan also consists of (i) $45,000 (the “Tranche B Loan”) and (iii) $45,000 (the “Tranche C Loan”), each of which the Company may borrow subject to certain conditions, and (iv) $50,000 (the “Tranche D Loan”) available in Oaktree’s sole discretion. The Tranche B Loan may be drawn by the Company until September 30, 2024, if VOWST net sales for the trailing six consecutive months are at least $35,000 and at least 4.5% greater in the calendar quarter prior to the Applicable Funding Date (as defined in the Oaktree Credit Agreement) over the calendar quarter immediately preceding it. The Tranche C Loan may be drawn until September 30, 2025, if VOWST net sales for the trailing 12 consecutive months are at least $120,000 and at least 4.5% greater in each of the two calendar quarters prior to the Applicable Funding Date relative, in each case, to the calendar quarter immediately preceding it. The Term Loan has a maturity date of April 27, 2029 (the “Maturity Date”).

Of the $110,000 Tranche A Loan advanced by the Lenders at closing, approximately $53,380 repaid the Company’s existing credit facility with Hercules. After deducting other transaction expenses and fees, the Company received net proceeds of approximately $50,446. The Company accounted for the repayment of the Hercules Credit Facility as an extinguishment in accordance with the guidance in ASC 470-50, and recognized a loss on extinguishment of $1,625 in other income (expense) in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2023.

Borrowings under the Term Loan bear interest at a rate per annum equal to the three-month term Secured Overnight Financing Rate (“SOFR”) (subject to a 2.50% floor and a 5.00% cap), plus an applicable margin of 7.875%, payable quarterly in arrears. If certain VOWST net sales targets are met, the applicable margin will be reduced from 7.875% to 7.50% through the Maturity Date. The Company is permitted to make quarterly interest-only payments on the Term Loan for the first three years after the Closing Date. Beginning on June 30, 2026, the Company will be required to make quarterly payments of interest, plus repay 7.50% of the outstanding principal of the Term Loan in quarterly installments until the Maturity Date, unless the interest only period is extended based upon the achievement of certain VOWST net sales targets.

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

The Company’s obligations under the Oaktree Credit Agreement and the other Loan Documents (as defined in the Oaktree Credit Agreement) will be guaranteed by any domestic subsidiaries of the Company that become Guarantors (as defined in the Oaktree Credit Agreement), subject to certain exceptions. The Company’s and the Guarantors’ (collectively, the “Loan Parties”) respective obligations under the Oaktree Credit Agreement and the other Loan Documents are secured by first priority security interests in substantially all assets of the Loan Parties, including intellectual property, subject to certain customary thresholds and exceptions. As of June 30, 2023, there are no Guarantors.

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

On the Closing Date, the Company issued to the Lenders warrants to purchase 647,589 shares (subject to certain adjustments) of the Company’s common stock (the “Tranche A Warrant”), at an exercise price per share of $6.69. The Tranche A Warrant is immediately exercisable and the exercise period expires on April 26, 2030. Upon the funding of each of the Tranche B Loan and the Tranche C Loan, the Company is required to issue to the Lenders warrants to purchase 264,922 shares (subject to certain adjustments) of the Company’s common stock on each such funding date at an exercise price equal to the trailing volume weighted average price of the Company’s common stock for the 30 trading days prior to the funding date for each tranche (the “Tranche B Warrant” and the “Tranche C Warrant,” respectively, and together the “Additional Warrants”). The Additional Warrants will be immediately exercisable upon issuance, and the exercise period will expire seven years from the date of issuance.

The Company determined that the Tranche A Loan, the Tranche A Warrant, the commitment by the Lenders to fund the Tranche B Loan and the Tranche C Loan, and the Tranche B Warrant and Tranche C Warrant, are all freestanding financial instruments. On the Closing Date, the Company evaluated the Tranche A Warrant and determined that it meets the requirements for equity classification under ASC 815, Derivatives and Hedging (“ASC 815”). The net proceeds from the Tranche A Loan were allocated to the Tranche A Warrant and the Tranche A Loan using the relative fair value method, and the relative fair value of the Tranche A Warrant, $2,785, is recorded as an increase to additional paid-in-capital on the consolidated statements of stockholder’s equity (deficit), and as a discount to the Tranche A Loan that will be amortized over the life of the Tranche A Loan using the effective interest method. The Company used the Black-Scholes option pricing model to determine the fair value of the Tranche A Warrant. Assumptions used in the Black-Scholes model included the fair market value per share of common stock on the valuation date of $5.32, the exercise price per warrant equal to $6.69, the expected volatility of 111.6%, the risk-free interest rate of 3.57%, the expected term of 7 years and the absence of a dividend.

The Additional Warrants are considered outstanding instruments at the Closing Date of the Oaktree Credit Agreement and in accordance with ASC 815, are initially recognized at their respective fair values as derivative liabilities given the variable settlement amount of their respective aggregate exercise prices. The Company adjusts the carrying values of the Additional Warrants to their respective fair values at each reporting period, until such time that the Additional Warrants are issued and their respective exercise prices become fixed, and the value of the Additional Warrants is reclassified to additional paid-in capital. The Company uses a simulation model to determine the fair value of the Additional Warrants, as described in Note 3, Fair Value Measurements. The fair value of the Tranche B Warrant and Tranche C Warrant derivative liabilities was $1,077, $1,023, $1,012, and $956 on the Closing Date and at June 30, 2023, respectively.

Changes in the fair values of the Additional Warrants are recorded as other income (expense) in the consolidated statements of operations and comprehensive income (loss). In addition to the relative fair value of the Tranche A Warrant, the original issue discount and certain debt issuance costs were recorded as a discount to the Tranche A Loan, the total of which will be accreted to the Tranche A Loan as interest expense over the life of the Tranche A Loan using the effective interest method. The fair values of the derivative liabilities associated with the Tranche B Warrant and Tranche C Warrant are recorded as loan commitment prepaid assets on the Closing Date, which are included in the condensed consolidated balance sheets in Other non-current assets, and will be reclassified as discounts to the associated Term Loan balances at such time that they are drawn.

The effective interest rate in effect as of June 30, 2023 was 15.9%. As of June 30, 2023, the carrying value of the Term Loan was $100,742, which is classified as a long-term liability on the condensed consolidated balance sheets. The future principal payments due under the Oaktree Credit Agreement, excluding interest and the end of term charge, are as follows:

Year Ending December 31,	Principal
2023 (remaining 6 months)	$—
2024	—
2025	—
2026	24,750
2027	33,000
Thereafter	52,250
Total	$110,000

During the three and six months ended June 30, 2023, the Company recognized $2,518 of interest expense related to the Term Loan, which is reflected in interest expense on the condensed consolidated statements of operations and comprehensive income (loss).

10. Common Stock and Stock-Based Awards

On March 29, 2023, the Company’s board of directors adopted a resolution to amend the Restated Certificate of Incorporation, subject to stockholder approval, by increasing the number of authorized shares of the Company’s Common Stock from 200,000,000 shares to 240,000,000 shares (the “Share Increase Amendment”). At the Company’s annual meeting of stockholders held on June 22, 2023, the Company’s stockholders approved the Share Increase Amendment. On June 27, 2023, the Company amended its Restated Certificate of Incorporation to reflect the Share Increase Amendment.

On May 21, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $150,000, from time to time, through an “at the market” equity offering program under which Cowen acts as sales agent. During the three and six months ended June 30, 2023, the Company sold 1,218,377 and 2,005,547 shares, respectively, of common stock under the Sales Agreement, at an average price of approximately $6.40 and $6.11 per share, respectively, raising aggregate net proceeds of approximately and $7,491 and $11,730, respectively, after deducting an aggregate commission of approximately 3% and other issuance costs. During the three and six months ended June 30, 2022, the Company did not sell any shares of common stock under the Sales Agreement.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2022	14,940,034	$10.03	7.25	$11,608
Granted	2,430,545	$5.49
Exercised	(105,592)	$3.37
Forfeited	(509,388)	$9.39
Outstanding as of June 30, 2023	16,755,599	$9.43	6.90	$6,828
Options exercisable as of June 30, 2023	9,772,084	$9.94	5.64	$5,882

The weighted average grant-date fair value of stock options granted during the three and six months ended June 30, 2023 and 2022 was $4.54, $4.56, $3.50, and $5.60 per share, respectively.

During the year ended December 31, 2021, the Company granted performance-based stock options to employees for the purchase of an aggregate of approximately 562,000 shares of common stock with a grant date fair value of $5.53 per share. These stock options are exercisable only upon achievement of specified performance targets. In April 2023, the performance target associated with 50% of the performance-based stock options was achieved. Accordingly the Company recorded $2,373 of compensation expense during the three and six months ended June 30, 2023, with respect to these performance-based stock options, which represents a cumulative catch-up from the grant date through the achievement of the performance targets. The remaining 50% of these performance-based stock options began vesting in April 2023, and the remaining associated compensation expense will be recognized ratably through April 2024, for all such options for which ongoing performance targets are achieved and service requirements are met.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity since December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2022	1,549,540	$9.37
Granted	3,043,510	$5.50
Vested	(436,652)	$9.69
Forfeited	(217,530)	$8.94
Unvested restricted stock units as of June 30, 2023	3,938,868	$6.36

The Company has granted restricted stock units with service-based vesting conditions (“RSUs”) and performance-based vesting conditions (“PSUs”). RSUs and PSUs represent the right to receive shares of common stock upon meeting specified vesting requirements. RSUs and PSUs may not be sold or transferred by the holder and vest according to the service-based or performance-based vesting conditions of the award. During the three and six months ended June 30, 2023 and 2022, the Company granted 28,700, 1,720,795, 120,350, and 1,109,894 RSUs, respectively. During the three and six months ended June 30, 2023, the Company granted 0 and 1,322,715 PSUs, respectively. The Company did not grant any PSUs during the three and six months ended June 30, 2022. RSUs generally vest over four years, with 25% vesting after one year, and the remaining 75% vesting quarterly over the next 3 years, subject to continued service to the Company through the applicable vesting date. PSUs vest according to the performance requirements of the awards, generally when the Company has determined that the specified performance targets have been achieved.

During the year ended December 31, 2021, the Company granted PSUs to two employees for the purchase of an aggregate of 85,000 shares of common stock with a grant date fair value of $9.59 per share and 40,000 shares of common stock with a grant date fair value of $20.35 per share. These PSUs vest only upon achievement of specified performance targets. In October 2022, 42,500 of the PSUs with a grant date fair value of $9.59, and 20,000 of the PSUs with a grant date fair value of $20.35, vested fully, as the associated performance targets were achieved. Accordingly, the Company recorded $815 in compensation expense during the year ended December 31, 2022, with respect to these PSUs. In April 2023, the remaining PSUs underlying these awards vested because the associated targets were achieved. Accordingly, the Company recorded the remaining $815 in compensation expense during the three and six months ended June 30, 2023, with respect to these PSUs.

During the three months ended March 31, 2023, the Company granted PSUs to employees for the purchase of an aggregate of 1,322,715 shares of common stock with a grant date fair value of $5.50. These PSUs begin to vest ratably only upon achievement of specified performance targets, which were achieved in April 2023. Accordingly, the Company recorded $2,768 in compensation expense during the three and six months ended June 30, 2023, with respect to these PSUs. The remaining $4,260 in compensation expense with respect to these PSUs will be recognized ratably through October 2024.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expenses	$7,851	$3,430	$11,582	$6,026
General and administrative expenses	5,641	3,318	8,760	5,801
	$13,492	$6,748	$20,342	$11,827

11. Net Income (Loss) per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic Earnings Per Share:
Numerator:
Net income (loss)	$46,552	$(64,735)	$(24,622)	$(121,359)
Income (loss) attributable to common stockholders - basic	$46,552	$(64,735)	$(24,622)	$(121,359)

Denominator:
Weighted-average shares outstanding	127,713,486	92,255,416	126,793,342	92,224,382
Net income (loss) per share applicable to common stockholders - basic	$0.36	$(0.70)	$(0.19)	$(1.32)

Diluted Earnings Per Share
Numerator:
Net income (loss)	$46,552	$(64,735)	$(24,622)	$(121,359)
Income (loss) attributable to common stockholders - diluted	$46,552	$(64,735)	$(24,622)	$(121,359)

Denominator:
Weighted-average shares outstanding	127,713,486	92,255,416	126,793,342	92,224,382

Dilutive impact from:
Stock options to purchase common stock	1,597,058	—	—	—
Unvested restricted stock units	519,338	—	—	—
Shares issuable under employee stock purchase plan	15,049	—	—	—
Weighted-average shares outstanding - diluted	129,844,931	92,255,416	126,793,342	92,224,382
Net income (loss) per share applicable to common stockholders - diluted	$0.36	$(0.70)	$(0.19)	$(1.32)

Anti-dilutive potential common stock equivalents excluded from the calculation of net income (loss) per share:
Stock options to purchase common stock	11,946,170	14,987,043	16,755,599	14,987,043
Unvested restricted stock units	879,557	1,578,621	3,938,868	1,578,621
Shares issuable under employee stock purchase plan	—	250,002	193,454	250,002
Warrants to purchase common stock	1,177,433	—	1,177,433	—

The effect of dilutive securities was calculated using the treasury stock method. The anti-dilutive potential common stock equivalents for the three months ended June 30, 2023 were excluded from the computation of diluted net income per share attributable to common stockholders because those stock options to purchase common stock and restricted stock units had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods. For that same period, the warrants to purchase common stock were excluded because the exercise price of the Tranche A Warrants is greater than the average fair value of the Company's common shares, and the necessary conditions for exercise of the Tranche B and Tranche C Warrants had not been met. The anti-dilutive potential common stock equivalents for the six months ended June 30, 2023 and the three and six months ended June 30, 2022 were excluded from the computation of diluted net loss per share attributable to common stockholders because those stock options to purchase common stock, restricted stock units, and shares issuable under employee stock purchase plan had an anti-dilutive impact as the Company reported a net loss attributable to common stockholders for those periods.

12. Revenue from Contracts with Customers

License Agreement with NHSc Rx License GmbH (Nestlé)

Summary of Agreement

In July 2021, the Company entered into the 2021 License Agreement with NHSc Pharma Partners, succeeded by NHSc Rx License GmbH (together with Société des Produits Nestlé S.A., their affiliates, and their subsidiaries, “Nestlé”). Under the terms of the Agreement, the Company granted Nestlé a co-exclusive, sublicensable (under certain circumstances) license to develop, commercialize and conduct medical affairs activities for (i) therapeutic products based on the Company’s microbiome technology (including VOWST, previously the Company’s SER-109 product candidate) that are developed by the Company or on the Company’s behalf for the treatment of CDI and recurrent CDI, as well as any other indications pursued for the products upon mutual agreement of the parties (the “2021 Field”) in the United States and Canada (the “2021 Licensed Territory”), and (ii) VOWST and any improvements and modifications thereto developed pursuant to the terms of the 2021 License Agreement (the “2021 Collaboration

Products”) for any indications in the 2021 Licensed Territory. The Company was responsible for completing development of the first 2021 Collaboration Product, which is VOWST, in the 2021 Field in the United States until first regulatory approval, which was obtained on April 26, 2023.

Nestlé has the sole right to commercialize the 2021 Collaboration Products in the 2021 Licensed Territory in accordance with a commercialization plan. Both parties will perform medical affairs activities in the 2021 Licensed Territory in accordance with a medical affairs plan. The Company is responsible for the manufacturing and supply for commercialization under a supply agreement that has been executed between the parties. Both parties performed pre-launch activities of VOWST prior to the first commercial sale in the United States, which occurred in June 2023. The Company was responsible for funding the pre-launch activities until first commercial sale of VOWST in the 2021 Licensed Territory and in accordance with a pre-launch plan, up to a specified cap. The Company is entitled to share equally in the commercial profits and losses of VOWST.

In connection with the 2021 License Agreement, the Company received an upfront payment of $175,000, and the Company received an additional $125,000 milestone payment in May 2023 after FDA approval of VOWST. The Company is eligible to receive additional payments of up to $235,000 if certain regulatory and sales milestones are achieved. The potential future milestone payments include up to $10,000 for the achievement of specified regulatory milestones and up to $225,000 for the achievement of specified net sales milestones.

The 2021 License Agreement continues in effect until all development and commercialization activities for all 2021 Collaboration Products in the 2021 Licensed Territory have permanently ceased. The 2021 License Agreement may be terminated by either party upon sixty days’ written notice for the other party’s material breach that remains uncured during such sixty-day period, or immediately upon written notice for the other party’s insolvency. Nestlé may also terminate the 2021 License Agreement at-will with twelve months’ prior written notice, effective only on or after the third anniversary of first commercial sale of VOWST in the 2021 Licensed Territory. The Company may also terminate the 2021 License Agreement immediately upon written notice if Nestlé challenges any licensed patent in the 2021 Licensed Territory. Upon termination of the 2021 License Agreement, all licenses granted to Nestlé by the Company will terminate. If the Company commits a material breach of the 2021 License Agreement, Nestlé may elect not to terminate the 2021 License Agreement but instead apply specified adjustments to the payment terms and other terms and conditions of the 2021 License Agreement.

Accounting Analysis

The 2021 License Agreement represents a separate contract between Nestlé and the Company. The 2021 License Agreement is within the scope of Accounting Standard Update 2018-18, Collaborative Arrangements (Topic 808) (see Note 13, Collaboration Profit and Loss), and has elements that are within the scope of ASC 606 - Revenue From Contracts with Customers (Topic 606) and Topic 808.

The Company identified the following promises in the 2021 License Agreement that were evaluated under the scope of Topic 606: (i) delivery of a co-exclusive license for VOWST to develop, commercialize and conduct medical affairs in the United States and Canada; (ii) services to be performed in accordance with the development and regulatory activity plan to obtain regulatory approval of VOWST in the United States. The Company also evaluated whether certain options outlined within the 2021 License Agreement represented material rights that would give rise to a performance obligation and concluded that none of the options convey a material right to Nestlé and therefore are not considered separate performance obligations within the 2021 License Agreement.

The Company assessed the above promises and determined that the co-exclusive license for VOWST and the services to obtain regulatory approval of VOWST in the United States are reflective of a vendor-customer relationship and therefore represent performance obligations within the scope of Topic 606. The co-exclusive license for VOWST in the United States and Canada is considered functional intellectual property and distinct from other promises under the contract as Nestlé can benefit from the license on its own or together with other readily available resources. The services performed by the Company to obtain regulatory approval of VOWST were not complex or specialized, could be performed by another qualified third party, were not expected to significantly modify or customize the license given that VOWST was late-stage intellectual property that completed clinical development and the services were performed over a short period of time. Therefore, the license and the services each represents a separate performance obligation within a contract with a customer under the scope of Topic 606 at contract inception.

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

The Company allocated the $175,000 between the Topic 606 unit of account and the Topic 808 unit of account by determining the standalone selling price (SSP) of each good or service. The selling price of each good or service was determined based on the

Company’s SSP with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The Company determined the transaction price under Topic 606 to be $139,500 and the Topic 808 amount to be $35,500 at the inception of the 2021 License Agreement (see Note 13, Collaboration Profit and Loss).

The Topic 606 transaction price of $139,500 was allocated to the co-exclusive license for VOWST and the services performed in accordance with the development and regulatory activity plan to obtain regulatory approval of VOWST in the United States based on the Company’s SSP. The Company recognized revenue for the license performance obligation at a point in time, that is upon transfer of the license to Nestlé. As control of the license was transferred in July 2021, the Company recognized $131,343 of collaboration revenue - related party during the year ended December 31, 2021 pertaining to the license performance obligation. The remaining amount of the Topic 606 transaction price of $8,157 was allocated to the services performance obligation and was recognized over time as the Company performed the services, which it completed in April 2023. During the three and six months ended June 30, 2023 and 2022 the Company recognized $853, $1,975, $1,413, and $2,181 of collaboration revenue - related party, respectively, related to the services performance obligation under the 2021 License Agreement.

The Company determined that any variable consideration related to the remaining regulatory milestones is deemed to be fully constrained and therefore excluded from the transaction price due to the high degree of uncertainty and risk associated with these potential payments, as the Company determined that it could not assert that it was probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company also determined that sales milestones relate solely to the license of intellectual property and are therefore excluded from the transaction price under the sales- or usage-based royalty exception of Topic 606. Revenue related to these sales milestones will only be recognized when the associated sales occur, and relevant thresholds are met.

The Company recognized the $125,000 regulatory milestone payment received in May 2023, which was fully allocated to the license performance obligation, as revenue in the consolidated statements of operations and comprehensive income (loss) during the three and six months ended June 30, 2023.

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

At contract inception, the Company determined that the $120,000 non-refundable upfront amount constituted the entirety of the consideration to be included in the transaction price as the development, regulatory, and commercial milestones were fully constrained. During the year ended December 31, 2016, the Company received $10,000 from Nestlé in connection with the initiation of the Phase 1b study for SER-262 in CDI. During the year ended December 31, 2017, the Company received $20,000 from Nestlé in connection with the initiation of the Phase 3 study for VOWST, then SER-109. During the year ended December 31, 2018, the Company received $40,000 from Nestlé in connection with the initiation of the Phase 2b study for SER-287. During the year ended December 31, 2020, the Company received $10,000 from Nestlé in connection with the initiation of the Phase 1b SER-301 study. As of June 30, 2023, the aggregate amount of the transaction price allocated to the performance obligation of the 2016 License Agreement was approximately $200,000.

During the three and six months ended June 30, 2023 and 2022, using the cost-to-cost method, which best depicts the transfer of control to the customer, the Company recognized $620, ($1,024), ($197), and $528 of collaboration revenue – related party, respectively.

As of June 30, 2023 and December 31, 2022, there was $95,738 and $96,689, respectively, of deferred revenue related to the unsatisfied portion of the performance obligations under the Nestlé agreements. As of June 30, 2023 and December 31, 2022, the deferred revenue is classified as current or non-current in the condensed consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next 12 months, which is determined by the cost-to-cost method which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation. All costs associated with the 2016 License Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

Contract Balances from Contracts with Customers

The following table presents changes in the Company’s contract liabilities during the six months ended June 30, 2023 and 2022 (in thousands):

	Balance as of December 31, 2022	Additions	Deductions	Balance as of June 30, 2023
Six Months Ended June 30, 2023
Contract liabilities:
Deferred revenue - related party	$96,689	1,644	(2,595)	$95,738

	Balance as of December 31, 2021	Additions	Deductions	Balance as of June 30, 2022
Six Months Ended June 30, 2022
Contract liabilities:
Deferred revenue - related party	$103,817	—	(2,709)	$101,108

During the three and six months ended June 30, 2023 and 2022 the Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$1,473	$1,216	$951	$2,709

When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Revenue is recognized from the contract liability over time using the cost-to-cost method. During the three months ended March 31, 2023, the Company’s estimate of total costs expected to be incurred increased, resulting in a reversal of revenue based on its cost-to-cost methodology.

13. Collaboration Profit and Loss

License Agreement with NHSc Rx License GmbH (Nestlé)

Accounting Analysis

The 2021 License Agreement represents a separate contract between Nestlé and the Company. The 2021 License Agreement is within the scope of Topic 808, and has elements that are within the scope of Topic 606 (see Note 12, Revenue from Contracts with Customers) and Topic 808.

The Company considers the collaborative pre-launch activities and commercialization activities to be separate units of account within the scope of Topic 808 and are not performance obligations under Topic 606. The Company and Nestlé were both active participants in the pre-launch activities and commercialization activities and were exposed to significant risks and rewards that were dependent on the commercial success of the activities in the arrangement. The amount allocated to the Topic 808 unit of accounting relates to the pre-launch activities performed prior to the first commercial sale of VOWST and was determined to be $35,500 based on standalone selling price.

The Company recorded the $35,500 in total liabilities on its consolidated balance sheets at the inception of the arrangement. On a quarterly basis, the Company and Nestlé provided financial information about the pre-launch activities performed by both parties. The Company reduced the $35,500 liability as the pre-launch activities were performed and it made payments to Nestlé for the pre-launch costs Nestlé incurred. As of June 30, 2023 and December 31, 2022, there was $31,372 and $34,770, respectively, included in accrued expenses and other current liabilities which includes Nestlé incurred costs not yet reimbursed.

The cost associated with pre-launch activities performed by the Company is recorded within total operating expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss). In the three and six months ended June 30, 2023 and 2022, the Company recognized $645, $1,446, $1,538 and $3,173 respectively, in research and development expenses and $1,539, $4,242, $2,176 and $4,614 respectively, in general and administrative expenses associated with pre-launch activities performed. The pre-launch activities were completed prior to the first commercial sale of VOWST, which occurred in June 2023.

Under the 2021 License Agreement with Nestlé, beginning with the first commercial sale of VOWST, which occurred in June 2023, net sales of VOWST are recorded by Nestlé and include gross sales net of discounts, rebates, allowances, and other applicable deductions. These amounts include the use of estimates and judgments, which could be adjusted based on actual results in the future. The Company records its share of the profits or losses from the sales of VOWST, including commercial and medical affairs expenses incurred by the Company, on a net basis, as collaboration (profit) loss sharing - related party. This treatment is in accordance with the Company’s revenue recognition and collaboration policy, given that Nestlé and the Company are both active participants in commercialization activities and are exposed to significant risks and rewards that are dependent on the commercial success of the activities in the 2021 License Agreement. Nestlé provides the Company with reporting related to net sales of VOWST in accordance with U.S. generally accepted accounting principles in order to calculate and record collaboration profit or loss.

The collaboration (profit) loss sharing - related party line item also includes the Company's profit on the transfer of VOWST inventory to Nestlé, which represents the excess of the supply price paid by Nestlé over the Company's cost to manufacture VOWST, subject to a supply price cap applicable to product manufactured prior to commercial launch.

The collaboration (profit) loss sharing - related party line item also includes the Company's 50% share of the loss related to pre-launch activities, which were completed prior to the first commercial sale of VOWST.

The components of the collaboration profit (loss) sharing for the three and six months ended June 30, 2023 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Share of VOWST net loss	$2,141	$—	$2,141	$—
Profit on transfer of VOWST inventory to Nestlé	(1,273)	—	$(1,273)	—
Collaboration (profit)/loss related to pre-launch activities	1,238	271	4,845	(705)
Total collaboration (profit) loss sharing - related party	$2,106	$271	$5,713	$(705)

14. Commitments and Contingencies

Leases

Refer to Note 8, Leases, for discussion of the commitments associated with the Company’s lease portfolio.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2023 or December 31, 2022.

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

The Company did not accrue any liabilities related to legal contingencies in its consolidated financial statements as of June 30, 2023 or December 31, 2022.

15. Income taxes

The Company did not provide for any income taxes in its condensed consolidated statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022. While the Company has net income for the three months ended June 30, 2023, the Company is projecting book and tax losses for the twelve months ended December 31, 2023, for which it is more likely than not that the Company will not realize a benefit as the Company has recorded a full valuation allowance against its deferred tax assets. Therefore, the Company has not recorded any income taxes for the three and six months ended June 30, 2023.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its early stage of commercialization of VOWST and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of June 30, 2023 and December 31, 2022. Management reevaluates the positive and negative evidence at each reporting period.

16. Related Party Transactions

As described in Notes 12 and 13, in July 2021, the Company entered into the 2021 License Agreement with NHSc Pharma Partners, succeeded by NHSc Rx License GmbH (together with Société des Produits Nestlé S.A., their affiliates, and their subsidiaries, “Nestlé”). NHSc Rx License GmbH is an affiliate of one of the Company’s significant stockholders, Société des Produits Nestlé S.A. During the three and six months ended June 30, 2023 and 2022, the Company recognized $125,853, $126,975, $1,413, and $2,181, respectively, of related party revenue associated with the 2021 License Agreement. As of June 30, 2023 and December 31, 2022, there was $0 and $1,976 of deferred revenue related to the 2021 License Agreement, respectively, which is classified as current in the condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, there was $31,372 and $34,770 included in accrued expenses related to the 2021 License Agreement, which represents amounts due to Nestlé pursuant to the 2021 License Agreement. As of June 30, 2023 and December 31, 2022 there was $2,817 and $0 of deferred income - related party included on the accompanying condensed consolidated balance sheets, which represents the inventory transferred to Nestlé that Nestlé has not yet sold through to customers or transferred as free goods. The Company recognizes deferred income - related party as collaboration profit upon Nestlé's sale or transfer of such inventory to third parties. During the three and six months ended June 30, 2023, the Company paid Nestlé $0 and $13,419, respectively, for Nestlé’s share of the collaboration expenses pursuant to the 2021 License Agreement. The Company made no payments to Nestlé during the three and six months ended June 30, 2022. As of June 30, 2023, there is $7,559 in Collaboration receivable - related party due from Nestlé pursuant to the 2021 License Agreement. There is no amount due from Nestlé pursuant to the 2021 License Agreement as of December 31, 2022.

As described in Note 12, Revenue from Contracts with Customers, in January 2016, the Company entered into the 2016 License Agreement with Nestec, Ltd, succeeded by Société des Produits Nestlé S.A. for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. Société des Produits Nestlé S.A. is one of the Company’s significant stockholders. During the three and six months ended June 30, 2023 and 2022, the Company recognized $620, ($1,024), ($197), and $528, respectively, of related party revenue associated with the 2016 License Agreement. As of June 30, 2023 and December 31, 2022, there was $95,738 and $94,713 of deferred revenue related to the 2016 License Agreement, which is classified as current or non-current in the condensed consolidated balance sheets. The Company has made no payments to Nestlé during the three and six months ended June 30, 2023. There is no amount due from Nestlé pursuant to the 2016 License Agreement as of June 30, 2023 or December 31, 2022.

In July 2022, the Company entered into a Pledge and Utilization Agreement with Flagship Pioneering Labs TPC, Inc., an affiliate of Flagship Pioneering, one of its significant stockholders, for an option to lease certain manufacturing space. The Company paid $833 for this option which is classified in other non-current assets on the Company’s condensed consolidated balance sheet as of December 31, 2022. In June 2023, the Company elected not to renew the option and accordingly at such time, expensed the $833 option payment.

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

Overview

We are a commercial-stage microbiome therapeutics company focused on the development and commercialization of a novel class of biological drugs, which are designed to treat disease by modulating the microbiome to restore health by repairing the function of a disrupted microbiome to a non-disease state. Our first drug, VOWST (fecal microbiota spores, live-brpk), formerly called SER-109, was approved by the U.S. Food and Drug Administration, or FDA, on April 26, 2023 to prevent recurrence of Clostridioides difficile infection, or CDI, in patients 18 or older following antibacterial treatment for recurrent CDI. In addition, we have an advanced drug development pipeline including VOWST and other clinical-stage assets that are formulated for oral delivery, and a differentiated microbiome therapeutics drug discovery and development platform, including good manufacturing practices, or GMP, manufacturing capabilities for this novel drug modality.

Our highest priority is the commercialization of VOWST in the United States, the first orally administered microbiome therapeutic approved by the FDA. We launched VOWST in the United States with our collaborator, Nestlé Health Science, or Nestlé, in June 2023.

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

Other than VOWST, our product candidates are still in preclinical development or early-stage discovery. Our ability to generate collaboration profit or product revenue sufficient to achieve profitability will depend heavily on the commercial success of VOWST, as well as the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss was $24.6 million for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $889.1 million and cash and cash equivalents totaling $229.5 million. We expect that our existing cash and cash equivalents will be sufficient to fund our operating expenses, capital expenditure requirements and debt service obligations for at least the next 12 months from issuance of our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. The unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report have been prepared on a basis which assumes that we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. See “Liquidity and Capital Resources.”

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

On March 29, 2023, our board of directors adopted a resolution to amend the Restated Certificate of Incorporation, subject to stockholder approval, by increasing the number of authorized shares of our Common Stock from 200,000,000 shares to 240,000,000 shares, or the Share Increase Amendment. At our annual meeting of stockholders held on June 22, 2023, our stockholders approved the Share Increase Amendment. On June 27, 2023, we amended our Restated Certificate of Incorporation to reflect the Share Increase Amendment.

VOWST

VOWST (previously referred to as SER-109) was approved by the FDA on April 26, 2023, to prevent recurrence of CDI in individuals 18 years of age or older following antibacterial treatment for recurrent CDI. VOWST is the first FDA-approved orally administered microbiome therapeutic, and consists of a consortium of purified Firmicutes spores designed to prevent recurrent CDI in patients with a history of CDI by modulating the microbiome to a state that resists C. difficile germination and growth. The VOWST manufacturing purification process is designed to remove unwanted microbes in an effort to reduce the risk of pathogen transmission beyond donor screening alone. We estimate that there will be approximately 156,000 recurrent CDI cases in the United States during 2023.

We launched VOWST in the United States with our collaborator, Nestlé, in June 2023. Under the terms of the 2021 License Agreement with Nestlé, Nestlé is assuming the role of lead commercialization party. We received an upfront license payment of $175 million in July 2021 and an additional $125 million in May 2023 following FDA approval of VOWST. The agreement also includes sales target milestones which, if achieved, could total up to $225 million. We were responsible for development and pre-commercialization costs in the United States. Following first commercial sale of VOWST, which occurred on June 2, 2023, we are entitled to share equally in its commercial profits and losses.

During the quarter ended June 30, 2023, Nestlé reported 105 VOWST units sold and $1.6 million in net sales, reflecting an estimated gross-to-net reduction of 15%, primarily due to returns reserve, prompt payment discounts and patient copay assistance. The total collaboration loss for the quarter ended June 30, 2023 was $4.3 million. We record our 50% share of the collaboration loss, which includes commercial and medical affairs expenses incurred by us, on a net basis. Accordingly for the quarter ended June 30, 2023, our share of the VOWST net loss was $2.1 million.

As part of the commercialization of VOWST, we are closely monitoring the launch and focusing on a number of quantitative metrics. VOWST became commercially available in early June. Encouraging and broad early demand has been observed across patients and healthcare providers during the early launch period (metrics noted below are based on data through July 27, 2023 as provided by Nestlé):

•
610 completed prescription enrollment forms for VOWST were received, of those 282 have already culminated in new patient starts
•
Prescription enrollment forms were submitted by over 480 unique healthcare providers, with approximately 70% from gastroenterology and the remainder from other specialties; 78 healthcare providers have prescribed VOWST to more than one patient
•
Early VOWST demand was observed across the recurrent CDI patient pool, including first recurrence, which is the largest recurrent CDI patient segment

During the early launch period we plan to continue to focus on scaling healthcare provider education efforts, creating a positive customer experience, and establishing payer coverage. Since the FDA approval of VOWST, Nestlé commercial customer facing field teams have been promoting VOWST and generating healthcare provider demand, including significant presence at the largest gastroenterology congress, Digestive Diseases Week, in mid-May 2023. Nestle’s 170 field sales representatives promoting VOWST are divided into two teams, comprised of 150 gastroenterology representatives and 20 hospital/infectious disease representatives.

The VOWST Voyage Support Program, or VOWST Voyage, was launched upon VOWST FDA approval to provide treatment and financial support for eligible patients. The VOWST Voyage staff work with healthcare providers and patients to convert patient enrollments into new patient starts and provide a robust high-touch customer experience.

Nestlé’s payer field team continues to engage payers to build coverage, which would enable eligible patients to have access to VOWST as quickly and efficiently as possible. The team has been reinforcing what we believed to be a compelling value proposition for VOWST and is actively engaged with the three largest pharmacy benefit managers. We expect to see coverage policies issued by these and the larger health plans during the second half of 2023. During the early launch period, approximately 57% of the 282 new patient starts are being reimbursed through the patient's drug benefit.

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

We believe these initial SER-155 Phase 1b study results provide encouraging evidence to support further development of SER-155 to potentially reduce enteric-derived infections, resulting bloodstream infections, and GvHD in individuals undergoing allo-HSCT for cancers and other serious conditions. Study data from cohort 1 suggest that SER-155 administration results in significantly lower incidence rates of gastrointestinal dominations with pathogens of clinical concern, such as Enterococcaceae, Enterobacteriaceae, Streptococcaceae, and Staphylococcaceae.

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

Intellectual Property

Patent Portfolio

We have an extensive patent portfolio directed to rationally designed ecologies of spores and microbes. The portfolio includes both company-owned patents and applications, and those that we have rights to as licensee. For example, pursuant to an exclusive license to certain intellectual property from Memorial Sloan Kettering Cancer Center, with a patent term running until at least 2035, we are responsible for paying a 2.5% royalty on net sales of VOWST, minimum annual royalties, and milestone payments. The milestone payments are based on VOWST target sales milestones, the first being $1.0 million payable upon the first commercial sale of VOWST which was paid in July 2023, the second being $2.5 million payable upon annual VOWST sales of $100.0 million, and the last being $10.0 million payable upon annual VOWST sales of $500.0 million. The patents and applications included in our portfolio cover both composition of matter and methods (e.g., method of treating). Our intellectual property rights related to VOWST extend through 2034, through 2041 for SER-155, and through 2040 for SER-301. We plan on continuing to broaden our patent portfolio. Currently, we have 24 active patent application families, which includes 22 nationalized applications, one pending at the PCT stage, and one at the provisional stage. To date, we have obtained 29 issued U.S. patents with one currently allowed.

Regulatory Exclusivity

If we obtain marketing approval for any of our product candidates, we expect to receive reference product exclusivity against biosimilar products. For example, VOWST (which was recently approved by the FDA) has a 12-year period of exclusivity in the United States. In Europe, the European Medicines Agency awards 10 years of exclusivity for new molecular entities.

Financial Operations Overview

Revenue

To date we have not generated any revenues from the sale of products. Our revenues have been derived primarily from our agreements with our collaborators. Under our 2021 License Agreement with Nestlé, beginning with the first commercial sale of VOWST, which occurred in June 2023, net sales of VOWST are recorded by Nestlé and include gross sales net of discounts, rebates, allowances, and other applicable deductions. We record our share of the net profits or losses from the sales of VOWST, including our commercial and medical affairs expenses, on a net basis, pursuant to the terms of the 2021 License Agreement. See Collaboration (Profit) Loss Sharing - related party below, and also “–Liquidity and Capital Resources.”

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

We expect that certain of our general and administrative expenses will decrease in the short term as we have completed pre-launch activities to prepare for commercialization of VOWST, and have begun sharing in its commercial profits and losses with our collaborator, Nestlé. General and administrative expenses may also increase as we expand our infrastructure to support the potential growth in our research and development activities and the potential commercialization of our product candidates. We may also continue to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing rules and the requirements of the Securities and Exchange Commission, director and officer insurance costs and investor and public relations costs.

Collaboration (Profit) Loss Sharing - related party

Under the 2021 License Agreement with Nestlé, VOWST net sales are recorded by Nestlé and include gross sales net of discounts, rebates, allowances, and other applicable deductions. These amounts include the use of estimates and judgments, which could be adjusted based on actual results in the future. We record our share of the profits or losses from the sales of VOWST, including our commercial and medical affairs expenses, on a net basis, as collaboration (profit) loss sharing - related party. This treatment is in accordance with our revenue recognition and collaboration policy, given that Nestlé and we are both active participants in commercialization activities and are exposed to significant risks and rewards that are dependent on the commercial success of the activities in the arrangement. Nestlé provides us with reporting related to net sales of VOWST in accordance with U.S. generally accepted accounting principles in order to calculate and record collaboration profit or loss.

The collaboration (profit) loss sharing - related party line item also includes our profit on the transfer of VOWST inventory to Nestlé, which represents the excess of the supply price paid by Nestlé over our cost to manufacture VOWST, subject to a supply price cap.

The collaboration (profit) loss sharing - related party line item also includes our 50% share of the loss related to pre-launch activities, which were completed prior to the first commercial sale of VOWST in June 2023.

Other Income (Expense), Net

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and investments.

Interest Expense

Interest expense consists of interest incurred under our loan and security agreement with Hercules Capital, Inc. and Oaktree, including the accretion of the discount on our Oaktree Term Loan.

Other (Expense) Income

Other (expense) income primarily consists of amortization of premiums or accretion of discounts on investments, and changes in the fair values of our warrant liabilities associated with our Oaktree Term Loan.

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in the three and six months ended June 30, 2023 or 2022.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 7, 2023, or the Annual Report, are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the three and six months ended June 30, 2023, with the exception of those detailed in Note 2, Summary of Significant Accounting Policies, to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

Results of Operations

Comparison of Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$126,473	$1,216	$125,257
Total revenue	126,473	1,216	125,257
Operating expenses:
Research and development	46,792	43,935	2,857
General and administrative	28,051	20,335	7,716
Collaboration (profit) loss sharing - related party	2,106	271	1,835
Total operating expenses	76,949	64,541	12,408
Income (loss) from operations	49,524	(63,325)	112,849
Other income (expense):
Interest income	1,726	395	1,331
Interest expense	(3,187)	(1,501)	(1,686)
Other expense	(1,511)	(304)	(1,207)
Total other expense, net	(2,972)	(1,410)	(1,562)
Net income (loss)	$46,552	$(64,735)	$111,287

Revenue

Total revenue was $126.5 million and $1.2 million for the three months ended June 30, 2023 and 2022, respectively. The increase in revenue as compared to the prior period was primarily due to the milestone payment received from our collaborator Nestlé, upon FDA approval of VOWST. For additional information, see Note 12, Revenue from Contracts with Customers, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Research and Development Expenses

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Microbiome therapeutics platforms	$13,653	$9,435	$4,218
VOWST	6,016	13,262	(7,246)
SER-155	2,298	1,097	1,201
Early stage programs	523	556	(33)
Total direct research and development expenses	22,490	24,350	(1,860)
Personnel-related (including stock-based compensation)	24,302	19,585	4,717
Total research and development expenses	$46,792	$43,935	$2,857

Research and development expenses were $46.8 million for the three months ended June 30, 2023 and $43.9 million for the three months ended June 30, 2022. The increase of $2.9 million was primarily due to the following:

•
an increase in personnel-related costs of $4.7 million primarily due to an increase of $2.5 million in salaries, bonus, and employee benefits expenses and an increase of $4.4 million in stock-based compensation expense, which was primarily as a result of options and awards with performance conditions that were achieved during the three months ended June 30, 2023. These increases are partially offset by a decrease in personnel-related costs of $2.2 million resulting from the capitalization of such costs into inventory following FDA approval of VOWST;
•
an increase of $1.2 million in expenses related to our SER-155 program due to an increase in clinical trial costs of $0.8 million and manufacturing costs and analytical testing of $0.4 million; and
•
an increase of $4.2 million in research expenses related to our microbiome therapeutics platforms, due to an increase in facilities costs, lab supplies, and consumables of $3.7 million, driven primarily by our new and amended lease agreements for laboratory and office spaces in Massachusetts and Pennsylvania, and professional fees and consulting expenses of $1.5 million, partially offset by a decrease in clinical trials and analytical testing costs of $1.0 million primarily related to the winddown of activities related to SER-287;

partially offset by:

•
a decrease of $7.2 million in expenses related to our VOWST program due to a decrease in facilities, lab supplies and consumables of $2.2 million, and other manufacturing costs of $1.7 million, as we have capitalized certain of these costs into inventory in conjunction with the commercialization of VOWST, a $1.6 million decrease in consulting expenses as a result of FDA approval of VOWST, and a $2.9 million decrease in clinical trials costs due to reduced clinical work with respect to VOWST. These increases are partially offset by an increase in analytical testing costs of $1.2 million.

General and Administrative Expenses

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Personnel related (including stock-based compensation)	$11,110	$8,010	$3,100
Professional fees	11,410	7,901	3,509
Facility-related and other	5,531	4,424	1,107
Total general and administrative expenses	$28,051	$20,335	$7,716

General and administrative expenses were $28.1 million for three months ended June 30, 2023 compared to $20.3 million for the three months ended June 30, 2022. The increase of $7.7 million was primarily due to the following:

•
an increase in personnel related costs of $3.1 million primarily due to an increase of $0.8 million in salaries, bonus, and employee benefits expenses and an increase of $2.3 million in stock-based compensation, which was primarily as a result of options and awards with performance conditions that were achieved during the three months ended June 30, 2023;
•
an increase in professional fees of $3.5 million primarily due to an increase of $5.3 million in legal expenses and certain transaction and milestone payments due to third parties as a result of the FDA approval of VOWST, partially offset by a decrease in professional services, consulting, and recruiting fees of $1.8 million; and
•
an increase in facility-related and other costs of $1.1 million primarily due to increases in laboratory and office rent expenses, license costs and office supplies.

Collaboration (Profit) Loss Sharing - related party

Collaboration (profit) loss sharing – related party resulted in $2.1 million of expense to us for the three months ended June 30, 2023, compared to $0.3 million of expense for the three months ended June 30, 2022. For the three months ended June 30, 2023 and 2022, we incurred $2.2 million and $3.7 million, respectively, of pre-launch expenses which we recorded within research and development expense or general and administrative expense based on the nature of the underlying expense. Our collaborative partner incurred $9.8 million and $4.3 million of pre-launch expenses for the three months ended June 30, 2023 and 2022, respectively. Therefore, we recorded $3.8 million and $0.3 million of expense in the three months ended June 30, 2023 and 2022, respectively, which represents the sharing of 50% of the pre-launch expenses and represents a loss to us because we performed less of the pre-launch activities than our collaborative partner. The three months ended June 30, 2023 also includes a reduction of expense of $2.5 million as the overall amount spent on pre-launch activities was lower than we previously estimated.

In addition, upon commercial launch of VOWST in April 2023, we began recording our share of the net profits and losses from the sales of VOWST, as well as our net profit on the transfer of VOWST to Nestlé as collaboration (profit) loss sharing. For the three months ended June 30, 2023, these amounts were $2.1 million in net loss and $1.3 million in net profit, respectively.

The components of the collaboration profit (loss) sharing are as follows (in thousands):

	Three Months Ended June 30,
	2023	2022
Share of VOWST net loss	$2,141	$—
Profit on transfer of VOWST inventory to Nestlé	(1,273)	—
Collaboration (profit)/loss related to pre-launch activities	1,238	271
Total collaboration (profit) loss sharing - related party	$2,106	$271

Other Expense, Net

Other expense, net for the three months ended June 30, 2023 and 2022 was $3.0 million and $1.4 million, respectively. The increase in other expense, net was primarily due to an increase in interest expense of $1.7 million as a result of higher interest rates and a higher borrowing base as compared to the same period in the prior year, as well as an increase in other expense of $1.2 million, primarily due to the extinguishment of the Hercules Credit Facility, partially offset by an increase in interest income of $1.3 million.

Comparison of Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

Revenue

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$125,951	$2,709	$123,242
Total revenue	125,951	2,709	123,242
Operating expenses:
Research and development	90,761	83,584	7,177
General and administrative	50,521	38,906	11,615
Collaboration (profit) loss sharing - related party	5,713	(705)	6,418
Total operating expenses	146,995	121,785	25,210
Loss from operations	(21,044)	(119,076)	98,032
Other income (expense):
Interest income	2,758	779	1,979
Interest expense	(5,135)	(2,413)	(2,722)
Other expense	(1,201)	(649)	(552)
Total other expense, net	(3,578)	(2,283)	(1,295)
Net loss	$(24,622)	$(121,359)	$96,737

Total revenue was $126.0 million and $2.7 million for the six months ended June 30, 2023 and 2022, respectively. The increase in revenue as compared to the prior period was primarily due to the milestone payment received from our collaborator Nestlé, upon FDA approval of VOWST. For additional information, see Note 12, Revenue from Contracts with Customers, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Research and Development Expenses

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Microbiome therapeutics platforms	$26,770	$17,393	$9,377
VOWST	15,057	25,012	(9,955)
SER-155	3,643	1,911	1,732
Early stage programs	826	1,505	(679)
Total direct research and development expenses	46,296	45,821	475
Personnel-related (including stock-based compensation)	44,465	37,763	6,702
Total research and development expenses	$90,761	$83,584	$7,177

Research and development expenses were $90.8 million for the six months ended June 30, 2023 and $83.6 million for the six months ended June 30, 2022. The increase of $7.2 million was primarily due to the following:

•
an increase in personnel-related costs of $6.7 million primarily due to an increase of $5.3 million in salaries, bonus, and employee benefits expenses and an increase of $5.6 million in stock-based compensation expense, which was primarily as a result of options and awards with performance conditions that were achieved during the six months ended June 30, 2023, partially offset by a decrease in payroll taxes of $2.0 million resulting from the receipt of payroll tax credits, partially offset by a decrease of $2.2 million resulting from the capitalization of certain labor costs into inventory beginning with the commercialization of VOWST;
•
an increase of $1.7 million in expenses related to our SER-155 program due to an increase in clinical trial costs, analytical testing and other manufacturing costs, and lab and consumables costs; and
•
an increase of $9.4 million in research expenses related to our microbiome therapeutics platforms, due to an increase in facilities costs, lab supplies, and consumables of $6.5 million, driven primarily by our new and amended lease agreements for laboratory and office spaces in Massachusetts and Pennsylvania, professional fees and consulting expenses of $2.6 million, and analytical testing and clinical trials costs of $0.3 million.

partially offset by:

•
a decrease of $10.0 million in expenses related to our VOWST program due to a $7.2 million decrease in clinical trial costs, a $2.5 million decrease in consulting and professional expenses, a $1.2 million decrease in facilities, lab supplies and consumables, and a $0.4 million decrease in other manufacturing costs, as we have capitalized certain of these costs into inventory in conjunction with the commercialization of VOWST; partially offset by an increase in analytical testing of $1.3 million; and
•
a decrease of $0.7 million in expenses related to our early stage programs, primarily driven by reduced clinical trials and facilities, lab and consumables costs of $1.2 million, partially offset by an increase in analytical testing of $0.5 million.

General and Administrative Expenses

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Personnel related (including stock-based compensation)	$19,800	$15,336	$4,464
Professional fees	19,300	16,166	3,134
Facility-related and other	11,421	7,404	4,017
Total general and administrative expenses	$50,521	$38,906	$11,615

General and administrative expenses were $50.5 million for the six months ended June 30, 2023 compared to $38.9 million for the six months ended June 30, 2022. The increase of $11.6 million was primarily due to the following:

•
an increase in personnel related costs of $4.5 million primarily due to an increase in salaries, bonus, and payroll taxes, of $1.5 million and an increase in stock-based compensation of $3.0 million, which was primarily as a result of options and awards with performance conditions that were achieved during the six months ended June 30, 2023, as well as vesting of certain performance-based stock-based compensation awards upon FDA approval of VOWST;
•
an increase in professional fees of $3.1 million primarily due to an increase of $5.3 million in legal expenses and certain transaction and milestone payments due to third parties as a result of the FDA approval of VOWST, partially offset by a decrease in consulting and recruiting fees of $2.2 million; and
•
an increase in facility-related and other costs of $4.0 million primarily due to increases in laboratory and office rent expenses of $3.5 million, as well as IT-related expenses of $0.5 million.

Collaboration (Profit) Loss Sharing - related party

Collaboration (profit) loss sharing – related party resulted in $5.7 million of expense to us for the six months ended June 30, 2023, compared to $0.7 million of income for the six months ended June 30, 2022. For the six months ended June 30, 2023 and 2022, we incurred $5.7 million and $7.8 million, respectively, of pre-launch expenses which we recorded within research and development expense or general and administrative expense based on the nature of the underlying expense. Our collaborative partner incurred $20.4 million and $6.4 million of pre-launch expenses for the six months ended June 30, 2023 and 2022, respectively. Therefore, we recorded $7.4 million and $0.7 million of expense in the six months ended June 30, 2023 and 2022, respectively, which represents the sharing of 50% of the pre-launch expenses and represents a loss to us because we performed less of the pre-launch activities than our collaborative partner. The six months ended June 30, 2023 also includes a reduction of expense of $2.5 million as the overall amount spent on pre-launch activities was lower than we previously estimated.

In addition, upon commercial launch of VOWST in April 2023, we began recording our share of the net profits and losses from the sales of VOWST, as well as our net profit on the transfer of VOWST to Nestlé as collaboration (profit) loss sharing. For the six months ended June 30, 2023, these amounts were $2.1 million in net loss and $1.3 million in net profit, respectively.

The components of the collaboration profit (loss) sharing are as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Share of VOWST net loss	$2,141	$—
Profit on transfer of VOWST inventory to Nestlé	$(1,273)	—
Collaboration (profit)/loss related to pre-launch activities	4,845	(705)
Total collaboration (profit) loss sharing - related party	$5,713	$(705)

Other Expense, Net

Other expense, net for the six months ended June 30, 2023 and 2022 was $3.6 million and $2.3 million, respectively. The increase in other expense, net was primarily due to an increase in interest expense of $2.7 million, partially offset by an increase in interest income of $2.0 million, and an increase in other expense of $0.6 million primarily due to the loss on extinguishment of the Hercules Credit Facility.

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

In May 2021, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $150.0 million, from time to time, through an “at the market” equity offering program under which Cowen acts as sales agent. As of June 30, 2023, we have sold 2,660,547 shares of common stock under the Sales Agreement, at an average price of approximately $6.40 per share, raising aggregate net proceeds of approximately $16.2 million after deducting an aggregate commission of approximately 3% and other issuance costs.

As of June 30, 2023, we had cash and cash equivalents totaling $229.5 million and an accumulated deficit of $889.1 million. For the six months ended June 30, 2023, we incurred a net loss of $24.6 million, and used cash in operations of $10.6 million. We may seek to raise additional capital through financing or other transactions, including our at-the-market equity offering. Our future viability beyond 12 months from issuance of these condensed consolidated financial statements is dependent on our ability to raise additional capital to finance our operations. We expect that our operating losses and negative cash flows will continue for the foreseeable future.

In May 2023, after FDA approval of our BLA for VOWST, we received a $125.0 million milestone payment under the 2021 License Agreement (see Note 12, Revenue from Contracts with Customers, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report). Additionally, since the first commercial sale of VOWST in June 2023, we are eligible to receive payments from Nestlé for the supply of VOWST, and entitled to share equally in the commercial profits and losses of VOWST.

On April 27, 2023, or the Oaktree Closing Date, we entered into a Credit Agreement and Guaranty, or the Oaktree Credit Agreement, among us, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, or the Oaktree Lenders, and Oaktree Fund Administration, LLC, in its capacity as administrative agent for the Lenders, or, in such capacity, the Agent. The Oaktree Credit Agreement establishes a term loan facility of $250.0 million, or the Oaktree Term Loan, consisting of (i) $110.0 million, or the Tranche A Loan, funded on the Oaktree Closing Date, (ii) $45.0 million, or the Tranche B Loan, that we may borrow subject to certain conditions, (iii) $45.0 million, or the Tranche C Loan, that we may borrow subject to certain conditions, and (iv) $50.0 million, or the Tranche D Loan, available in Oaktree’s sole discretion. The Tranche B Loan may be drawn by us until September 30, 2024, if VOWST net sales for the trailing six consecutive months are at least $35.0 million and at least 4.5% greater in the calendar quarter prior to the Applicable Funding Date (as defined in the Oaktree Credit Agreement) over the calendar quarter immediately preceding it. The Tranche C Loan may be drawn until September 30, 2025, if VOWST net sales for the trailing 12 consecutive months are at least $120.0 million and at least 4.5% greater in each of the two calendar quarters prior to the Applicable Funding Date relative, in each case, to the calendar quarter immediately preceding it. The Oaktree Term Loan has a maturity date of April 27, 2029, or the Oaktree Maturity Date. Of the $110.0 million Tranche A Loan advanced by the Oaktree Lenders at closing, approximately $53.4 million repaid our Hercules Credit Facility (as defined below). After deducting other transaction expenses and fees, we received net proceeds of approximately $50.4 million. The Oaktree Term Loan provides additional liquidity for our operations, including our share of costs related to commercialization of VOWST.

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

For the development of 2016 Collaboration Products for IBD under a global development plan, we agreed to pay the costs of clinical trials of such products up to and including Phase 2 clinical trials, and 67% of the costs for Phase 3 and other clinical trials of such products, with Nestlé bearing the remaining 33% of such costs. For other clinical development of 2016 Collaboration Products for IBD, we agreed to pay the costs of such activities to support approval in the United States and Canada.

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

The 2021 License Agreement sets forth the parties’ respective obligations for development, regulatory, commercialization, medical affairs, and manufacturing and supply activities for the 2021 Collaboration Products with respect to the 2021 Field and the 2021 Licensed Territory. Pursuant to the 2021 License Agreement, we were responsible for, and used commercially reasonable efforts in, conducting development of VOWST in the 2021 Field in the United States until first regulatory approval for VOWST was obtained in the 2021 Field in the United States and in accordance with a development and regulatory activity plan, at our cost, subject to certain exceptions specified in the 2021 License Agreement. We are also responsible for all regulatory affairs related to the 2021 Collaboration Products in the 2021 Field in the 2021 Licensed Territory, at our cost, except that expenses incurred for regulatory activities approved by a joint steering committee pursuant to a life cycle management plan for the 2021 Collaboration Products are shared equally between the parties. We are now solely responsible for manufacturing and supplying VOWST for development in the 2021 Field in the 2021 Licensed Territory.

Nestlé has the sole right to commercialize VOWST in the 2021 Licensed Territory in accordance with a commercialization plan, subject to our right to elect to provide up to a specified percentage of all promotional details for a certain target audience. Each party will use commercially reasonable efforts to commercialize VOWST in the 2021 Licensed Territory in accordance with the commercialization plan. Both parties will perform medical affairs activities for VOWST in the 2021 Licensed Territory in accordance with a medical affairs plan. We are solely responsible for the manufacturing and supply of VOWST for commercialization under a supply agreement that has been executed between the parties. We were responsible for commercialization and medical affairs activities costs incurred by the parties until first commercial sale of the first 2021 Collaboration Product, or VOWST, in the 2021 Licensed Territory and in accordance with a pre-launch plan, up to a specified cap. Since the first commercial sale of VOWST in June 2023, we are entitled to share equally in its commercial profits and losses.

In exchange for the grant of the licenses under the 2021 License Agreement, Nestlé agreed to pay us a non-refundable, non-creditable and non-cancelable upfront payment of $175.0 million, which was received in July 2021. Nestlé also agreed to pay us an additional $125.0 million due upon FDA approval of VOWST, which we received in May 2023, $10.0 million upon Canadian regulatory approval of VOWST, and sales target milestones payments totaling up to $225.0 million.

The 2021 License Agreement continues in effect until all development and commercialization activities for all VOWST in the 2021 Licensed Territory have permanently ceased. The 2021 License Agreement may be terminated by either party upon sixty days’ written notice for the other party’s material breach that remains uncured during such sixty-day period, or immediately upon written notice for the other party’s insolvency. Nestlé may also terminate the 2021 License Agreement at-will with twelve months’ prior written notice, effective only on or after the third anniversary of first commercial sale of VOWST in the 2021 Licensed Territory. We may also terminate the 2021 License Agreement immediately upon written notice if Nestlé challenges any licensed patent in the 2021 Licensed Territory.

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

The Hercules Credit Facility was repaid on the Oaktree Closing Date (as defined below). For a further description of the Hercules Credit Facility, see Note 9, Notes Payable, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Oaktree Credit Agreement

On April 27, 2023, or the Oaktree Closing Date, we entered into the Oaktree Credit Agreement, among the Company, the subsidiary guarantors from time to time party thereto, the Oaktree Lenders, and the Agent. The Oaktree Credit Agreement establishes a term loan facility of $250.0 million, consisting of (i) $110.0 million, or the Tranche A Loan, funded on the Closing Date, (ii) $45.0 million, or the Tranche B Loan, that the Company may borrow subject to certain conditions, (iii) $45.0 million, or the Tranche C Loan, that the Company may borrow subject to certain conditions, and (iv) $50.0 million, or the Tranche D Loan, available in Oaktree’s sole discretion. The Tranche B Loan may be drawn by the Company until September 30, 2024, if VOWST net sales for the trailing six consecutive months are at least $35 million and at least 4.5% greater in the calendar quarter prior to the Applicable Funding Date (as defined in the Oaktree Credit Agreement) over the calendar quarter immediately preceding it. The Tranche C Loan may be drawn until September 30, 2025, if VOWST net sales for the trailing 12 consecutive months are at least $120 million and at least 4.5% greater in each of the two calendar quarters prior to the Applicable Funding Date relative, in each case, to the calendar quarter immediately preceding it. The Oaktree Term Loan has a maturity date of April 27, 2029, or the Oaktree Maturity Date. Of the $110.0 million Tranche A Loan advanced by the Lenders at closing, approximately $53.4 million repaid the Company's existing credit facility with Hercules. After deducting other transaction expenses and fees, the Company received net proceeds of approximately $50.4 million.

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

Our obligations under the Oaktree Credit Agreement and the other Loan Documents (as defined in the Oaktree Credit Agreement) will be guaranteed by any of our domestic subsidiaries that become Guarantors (as defined in the Oaktree Credit Agreement), subject to certain exceptions. Our and our Guarantors’, or collectively, the Loan Parties, respective obligations under the Oaktree Credit Agreement and the other Loan Documents are secured by first priority security interests in substantially all assets of the Loan Parties, including intellectual property, subject to certain customary thresholds and exceptions. As of June 30, 2023, there are no Guarantors.

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

On the Oaktree Closing Date, we issued to the Oaktree Lenders of such Tranche A Loan warrants to purchase 647,589 shares (subject to certain adjustments) of our common stock, or the Warrant, at an exercise price per share of $6.69. The Tranche A Warrant is immediately exercisable and the exercise period expires on April 26, 2030. Upon the funding of each of the Tranche B Loan and the Tranche C Loan, we are required to issue to the Oaktree Lenders of the Oaktree Term Loan warrants to purchase 264,922 shares (subject to certain adjustments) of the Company’s common stock on each such funding date at an exercise price equal to the trailing volume weighted average price of the Company’s common stock for the 30 trading days prior to the funding date for each tranche, or the Tranche B Warrant, and the Tranche C Warrant, respectively, and together the Additional Warrants. The Additional Warrants will be immediately exercisable upon issuance, and the exercise period will expire seven years from the date of issuance.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash used in operating activities	$(10,600)	$(116,342)
Cash provided by investing activities	13,256	36,371
Cash provided by financing activities	63,833	26,978
Net increase (decrease) in cash, cash equivalents and restricted cash	$66,489	$(52,993)

Operating Activities

During the six months ended June 30, 2023, operating activities used $10.6 million of cash, primarily due to a net loss of $24.6 million and changes in our operating assets and liabilities of $20.8 million, partially offset by non-cash charges of $34.8 million. Non-cash charges consisted of stock-based compensation expense of $20.3 million, loss sharing under the 2021 License Agreement with Nestlé of $5.7 million, $4.2 million related to the amortization of right-of-use assets, $2.9 million of depreciation and amortization, and $1.6 million of loss from the extinguishment of the Hercules Credit Facility. Changes in our operating assets and liabilities during the six months ended June 30, 2023 consisted of a decrease in accrued expenses and other current and long-term liabilities of $9.7 million, primarily due to a payment of $13.4 million to Nestlé for its share of collaboration expenses under the 2021 License Agreement, a decrease in accounts payable of $3.1 million, a decrease in deferred revenue of $1.0 million, a decrease in operating lease liabilities of $0.6 million, an increase in inventories of $5.3 million and an increase in collaboration receivable - related party of $7.6 million, as a result of the commencement of our commercial operations since the FDA approval of VOWST in April 2023, partially offset by a decrease in prepaid expenses and other current and other non-current assets of $3.6 million and an increase in deferred income - related party of $2.8 million.

During the six months ended June 30, 2022, operating activities used $116.3 million of cash, primarily due to a net loss of $121.4 million and changes in our operating assets and liabilities of $12.5 million, partially offset by non-cash charges of $17.6 million. Non-cash charges consisted of stock-based compensation expense of $11.8 million, $2.3 million related to the amortization of right-of-use assets, $3.3 million of depreciation and amortization, and $0.5 million of net amortization of premium related to our investments, partially offset by collaboration profit sharing of $0.7 million related to the 2021 License Agreement with Nestlé. Changes in our operating assets and liabilities during the six months ended June 30, 2022 consisted of a decrease in accrued expenses and other current and long-term liabilities of $1.7 million, an increase in accounts payable of $0.7 million, a decrease in deferred revenue of $2.7 million, an increase in prepaid expenses and other current and other non-current assets of $10.1 million and a decrease in operating lease liabilities of $2.1 million. The increase in other current and other non-current assets is primarily driven by an increase in prepaid expenses of $7.3 million related to the Bacthera Agreement.

Investing Activities

During the six months ended June 30, 2023, net cash provided by investing activities was $13.3 million, consisting of sales and maturities of investments of $23.0 million, partially offset by purchases of investments of $4.4 million and purchases of property and equipment of $5.3 million.

During the six months ended June 30, 2022, net cash provided by investing activities was $36.4 million, consisting of sales and maturities of investments of $77.6 million, partially offset by purchases of investments of $36.1 million and purchases of property and equipment of $5.1 million.

Financing Activities

During the six months ended June 30, 2023, net cash provided by financing activities was $63.8 million, consisting of $103.4 million in proceeds from the issuance of the Oaktree Term Loan, offset by $52.9 million for the repayment of the Hercules Credit Facility. Cash provided by financing activities also consisted of $11.7 million from the issuance of common stock under our at the market equity program, net of issuance costs. We also received $0.4 million from the issuance of common stock associated with the exercise of stock options, and $1.2 million in connection with the issuance of common stock under our 2015 Employee Stock Purchase Plan, or ESPP.

During the six months ended June 30, 2022, net cash provided by financing activities was $27.0 million, consisting of $27.6 million of proceeds received from the Hercules Credit Facility, net of issuance costs, $0.4 million from the issuance of common stock associated with the exercise of stock options, and $0.9 million in connection with the issuance of common stock under our 2015 Employee Stock Purchase Plan, or ESPP, partially offset by principal payments of the Hercules Credit Facility of $1.9 million.

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

We expect that our cash and cash equivalents as of June 30, 2023, which includes the net proceeds from the Oaktree Term Loan and the $125.0 million milestone payment from Nestlé pursuant to the 2021 License Agreement, will be sufficient to fund our operating expenses, capital expenditure requirements, and debt service obligations for at least the next 12 months from issuance of the condensed consolidated unaudited financial statements included elsewhere in this Quarterly Report.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments was included in our Annual Report. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report, with the exception of those resulting from the issuance of the Oaktree Term Loan, as disclosed in Note 9 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates.

As of June 30, 2023, our cash and cash equivalents consisted of cash and money market accounts. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of June 30, 2023, we had outstanding borrowings under the Oaktree Term Loan. Borrowings under the Oaktree Term Loan bear interest at a rate per annum equal to three-month term Secured Overnight Financing Rate (subject to a 2.500% floor and a 5.000% cap), plus an applicable margin of 7.875%, payable quarterly in arrears. An immediate 10% change in the Secured Overnight Financing Rate would not have a material impact on our debt‑related obligations, financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $250.2 million for the year ended December 31, 2022, and $24.6 million for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $889.1 million. To date, we have financed our operations through the public offerings of our common stock, private placements of our common stock and preferred stock, payments under our collaboration agreements, and loan facility. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We have only had one product, VOWST (previously referred to herein as SER-109) which was approved for marketing in the United States to prevent the recurrence of CDI in individuals 18 years of age and older following antibacterial treatment for recurrent CDI on April 26, 2023 and launched in June 2023. We have not completed development of any of our product candidates, which we call microbiome therapeutic candidates, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future. While we plan to focus our investment on supporting commercialization of VOWST and on our highest priority clinical programs in the near-term, our expenses may increase substantially in connection with our ongoing and planned activities, particularly as we:

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

Our expenses may increase in connection with our ongoing activities, particularly as we scale up manufacturing operations and continue the commercialization of VOWST, continue clinical development of our product candidates, including the SER-155 Phase 1b study, continue research activities evaluating UC, and continue to research, develop and initiate clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur costs related to product manufacturing and commercialization, including marketing, sales and distribution, and may not generate meaningful product revenues or collaboration profit in the near future. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any current or future commercialization efforts. Our future capital requirements will depend on many factors, including:

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

We are using our reverse translational microbiome therapeutics platform to develop microbiome therapeutic candidates. Other than VOWST, which launched in the United States in June 2023, we are at an early stage of development of our product candidates and our platform has not yet, and may never, lead to other approvable or marketable drugs. We are developing additional product candidates that we intend to develop to reduce infection and treat diseases where the microbiome is implicated. We may have problems applying our technologies to these areas, and our product candidates may not be effective in reducing infection and disease. Our product candidates may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and, if approved, achieve market acceptance.

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

We previously obtained orphan drug designation from the FDA for VOWST for recurrent CDI and SER-287 for pediatric UC and may seek orphan drug designation and exclusivity for some of our future product candidates. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs and biologics for relatively small patient populations as orphan drugs. In the United States, the FDA may designate a drug or biologic as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a disease or condition that affects fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation must be requested before submitting a BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and application fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA.

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

Risks Related to our Dependence on Third Parties and Manufacturing

The collaboration and license agreements with Société des Produits Nestlé S.A. and NHSc Rx License GmbH (collectively, and together with their affiliates and subsidiaries, Nestlé) are important to our business. If we or Nestlé fail to adequately perform under these agreements, or if we or Nestlé terminate the agreements, the development and commercialization of our CDI and IBD product candidates and/or VOWST could be adversely affected, delayed or terminated and our business would be adversely affected.

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

Under the collaboration and license agreements, we are dependent upon Nestlé to successfully commercialize any applicable collaboration products both outside and within the United States and Canada, as applicable. For example, we must work closely with Nestlé to supply VOWST to them and coordinate scientific messaging. To optimize the commercial potential of VOWST, we must execute these plans effectively and collaboratively. We cannot directly control Nestlé’s commercialization activities or the resources it allocates to our product candidates. Our interests and Nestlé’s interests may differ or conflict from time to time, or we may disagree with Nestlé’s level of effort or resource allocation. Nestlé may internally prioritize our product candidates differently than we do or it may not allocate sufficient resources to effectively or optimally commercialize them. If these events were to occur, our business would be adversely affected.

We rely on Nestlé to provide information related to the commercialization of VOWST so that we can make strategic decisions and projections, and we may provide this data, or statements based upon this data, to investors. If the data Nestlé provides us is inaccurate or incomplete, it may adversely affect our financial statements, business operations, the commercial success of VOWST or our stock price.

Under the 2021 License Agreement, VOWST net sales are recorded by Nestlé and include gross sales net of discounts, rebates, allowances, and other applicable deductions. We rely on Nestlé to provide reporting related to net sales of VOWST in accordance with U.S. generally accepted accounting principles in order to calculate and record collaboration profit or loss. We also rely on Nestlé to provide timely, accurate and complete information related to the commercialization of VOWST, including data on prescribers, prescriptions and new patient starts. We use the information provided to us by Nestlé to report our results of operations, to plan for our future operations, and to make strategic decisions and projections, which may prove to be inaccurate or suboptimal. We base some of our strategic decisions and projections on the data Nestlé provides and we may provide this information to investors and analysts who may make their own predictions and estimates, all of which may prove to be inaccurate. Any failure by Nestlé to provide accurate and complete information related to the commercialization of VOWST, or to provide it on a timely basis, could adversely impact our financial statements, business operations, the commercial success of VOWST or our stock price.

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

Third-party manufacturers may not be able to comply with current good manufacturing processes, or cGMP, regulations or similar regulatory requirements inside or outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Some of the contract manufacturers we rely on to produce VOWST or our product candidates have never produced any other FDA-approved therapeutic. One of the contract manufacturers on which we rely is constructing a building in which to manufacture VOWST and our product candidates, which may not be completed on time or at all or, upon completion, may not be approved by the FDA. If our manufacturers are unable to comply with cGMP regulation or similar regulatory requirements outside the United States or if the FDA or other regulatory authorities do not approve their facility upon a pre-approval inspection, our therapeutic candidates may not be approved or may be delayed in obtaining approval. In addition, there are a limited number of manufacturers that operate under cGMP regulations and similar regulatory requirements outside the United States that might be capable of manufacturing our products. Therefore, our product candidates and any future products that we may develop may compete with other products for access to manufacturing facilities. Any failure to gain access to these limited manufacturing facilities could severely impact the clinical development, marketing approval and commercialization of our product candidates.

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

We have manufacturing facilities at our Cambridge and Waltham, Massachusetts locations where we conduct process development, scale-up activities and a portion of the manufacture of microbiome therapeutics as well as conduct quality control. The

FDA and other comparable foreign regulatory authorities must, pursuant to inspections that are conducted after submitting a BLA or relevant foreign marketing submission, confirm that the manufacturing processes for the product meet cGMP or similar regulatory requirements outside the United States. The FDA inspected our Cambridge and Waltham facilities in December 2022 and closed the inspections without issue. We currently intend to rely in part on third-party manufacturers for portions of the commercial manufacturing of VOWST and may establish a manufacturing facility for VOWST or any of our product candidates for production at a commercial scale. We have no experience in manufacturing, without reliance on third-party manufacturers, sufficient volume of our product candidates to meet potential market demands. We may not be able to develop commercial-scale manufacturing facilities that are adequate to produce materials for commercial use.

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

Risks Related to Commercialization of Our Products, Product Candidates and

Other Legal Matters

We depend heavily on the commercial success of VOWST, which was approved for marketing by the FDA in April 2023 and launched in the United States in June 2023. There is no assurance that our commercialization efforts, or those of our collaborators, in the United States with respect to VOWST will be successful or that we will be able to generate collaboration profit at the levels or within the timing we expect, or at the levels or within the timing necessary to support our goals for VOWST.

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

Even though VOWST has received FDA approval to prevent the recurrence of CDI in individuals 18 years of age and older following antibacterial treatment for recurrent CDI, and even if any of our product candidates receive marketing approval, VOWST or our product candidates may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current CDI treatment involves the use of antibiotics alone, which are well established in the medical community or the use of FMT, and physicians may continue to rely on these treatments or the treatments of our competitors. If VOWST or our product candidates (if and when they are approved) do not achieve an adequate level of acceptance, we or our collaborators may not generate significant collaboration profit and we may not become profitable. The degree of market acceptance of VOWST or any of our product candidates, if approved, will depend on a number of factors, including:

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

We have employees with experience in sales and marketing, but we have limited sales or marketing infrastructure and, as a company, have little experience in the sale, marketing, and distribution of pharmaceutical products. To achieve commercial success for VOWST or for any other product for which we obtain marketing approval, we will need to establish a sales and marketing organization and/or we will need our collaborator Nestlé to perform sales and marketing functions and they may not be successful in doing so.

In July 2021, we entered into the 2021 License Agreement with Nestlé, pursuant to which we granted Nestlé, under certain of our patent rights and know how, a co-exclusive, sublicensable (under certain conditions) license to develop, commercialize and conduct medical affairs activities for the 2021 Collaboration Products, including VOWST, in the United States and Canada. Under the 2021 License Agreement, Nestlé has the sole right to commercialize VOWST in the 2021 Licensed Territory in accordance with a commercialization plan, subject to our right to elect to provide up to a specified percentage of all promotional details for a certain target audience. Each party will use commercially reasonable efforts to commercialize VOWST in the 2021 Licensed Territory in accordance with the commercialization plan. Both parties will perform medical affairs activities for VOWST in the 2021 Licensed Territory in accordance with a medical affairs plan. We were responsible for commercialization and medical affairs activities costs incurred by the parties until first commercial sale of the first 2021 Collaboration Product, or VOWST, in the 2021 Licensed Territory and in accordance with a pre-launch plan, up to a specified cap. Since the first commercial sale of VOWST in June 2023, we are entitled to share equally in its commercial profits and losses.

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

Our ability to continue to commercialize VOWST or any of our product candidates successfully will depend, in part, on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and impact reimbursement levels.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials and an even greater risk with the commercial sale of VOWST or any other products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, enacted in August 2011, required sequestration that included aggregate reductions of Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2032, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will increase in future years of the sequester. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and an increase in the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost, in a timely manner, or in all jurisdictions. Prosecution of our patent portfolio is at various stages. We have successfully obtained multiple patents (both U.S. and foreign) in some patent families. In others, prosecution is at an early stage (e.g, provisional or PCT stage). For many patent applications in our portfolio, we have filed national stage applications based on our Patent Cooperation Treaty, or PCT, applications, thereby limiting the jurisdictions in which we can pursue patent protection for the various inventions claimed in those applications. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, such as, with respect to proper priority claims, inventorship, claim scope or patent term adjustments. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid and unenforceable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business, financial condition and operating results.

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

Our patent portfolio currently includes 24 active patent application families (which includes exclusive licenses to certain IP from Memorial Sloan Kettering Cancer Center). Of these, 22 applications have been nationalized, one is pending at the PCT stage, and one is at the provisional stage. While we have obtained 29 issued U.S. patents with one currently allowed, we cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents or our current patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, we are pursuing claims to therapeutic, binary compositions of certain bacterial populations. Any claims that may issue may provide coverage for such binary compositions and/or their use. However, there can be no assurance that an alternative composition that may fall outside the scope of such claims will not be equally effective. Further, given that VOWST is a complex composition with some variation from lot-to-lot and that, likewise, third-party compositions may have similar complexity and variability, it is possible that a patent claim may provide coverage for some but not all lots of a product, product candidate or third-party product. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.

Moreover, other parties have developed technologies that may be related or competitive to our approach and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming similar methods or by claiming subject matter that could dominate our patent position or cover one or more of our products or product candidates. In addition, given the on-going prosecution of our portfolio, we continue development of our understanding of how patent offices react to our patent claims and whether they identify prior art of relevance that we have not already considered.

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

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, patent reform legislation could further increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The USPTO developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, in particular the first to file provisions, became effective on March 16, 2013. A third party that files a patent application in the USPTO after that date but before us could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by the third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Thus, for our U.S. patent applications containing a priority claim after March 16, 2013, there is a greater level of uncertainty in the patent law. Moreover, some of the patent applications in our portfolio will be subject to examination under the pre-Leahy- Smith Act law and regulations, while other patent applications in our portfolio will be subject to examination under the law and regulations, as amended by the Leahy-Smith Act. This introduces additional complexities into the prosecution and management of our portfolio.

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

Additionally, Europe's Unified Patent Court, or UPC, may present uncertainties for our ability to protect and enforce our patent rights against competitors in Europe. Although this new court has been implemented to provide more certainty and efficiency to patent enforcement throughout Europe, it will also provide our competitors with a new forum to use to centrally challenge our patents if opted into the UPC, rather than having to seek invalidity or non-infringement decisions on a country-by-country basis. It will be several years before the scope of patent rights that will be recognized and the strength of patent remedies that will be provided is known.

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
•
global macroeconomic conditions, including a continued increase in inflation rates or interest rates, labor shortages, supply chain shortages, disruptions and instability in the banking industry and other parts of the financial services sector, or other economic, political or legal uncertainties or adverse developments;
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
•
natural disasters (including as a result of climate change), political and economic instability, including terrorism and political unrest, outbreak of disease or epidemics such as the COVID-19 pandemic, boycotts, curtailment of trade and other business restrictions;
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

On April 27, 2023, we entered into the Oaktree Credit Agreement, which establishes a term loan facility of $250.0 million, consisting of (i) the Tranche A Loan, funded on the Oaktree Closing Date, (ii) the Tranche B Loan, that we may borrow subject to certain conditions, (iii) the Tranche C Loan, that we may borrow subject to certain conditions, and (iv) the Tranche D Loan, available in Oaktree's sole discretion (collectively with the Tranche A Loan, the Tranche B Loan, the Tranche C Loan, and the Tranche D Loan, the “Oaktree Term Loan”). We may draw the Tranche B Loan until September 30, 2024, if VOWST net sales for the trailing six consecutive months are at least $35.0 million and at least 4.5% greater in the calendar quarter prior to the Applicable Funding Date (as defined in the Oaktree Credit Agreement) over the calendar quarter immediately preceding it. We may draw the Tranche C Loan until September 30, 2025, if VOWST net sales for the trailing 12 consecutive months are at least $120.0 million and at least 4.5% greater in each of the two calendar quarters prior to the Applicable Funding Date relative, in each case, to the calendar quarter immediately preceding it. The Oaktree Term Loan has a maturity date of April 27, 2029 (the “Oaktree Maturity Date”).

Our obligations under the Oaktree Credit Agreement and the other Loan Documents (as defined in the Oaktree Credit Agreement) will be guaranteed by any of our domestic subsidiaries that become Guarantors (as defined in the Oaktree Credit Agreement), subject to certain exceptions. Our and our Guarantors’ (collectively, the “Loan Parties”) respective obligations under the Oaktree Credit Agreement and the other Loan Documents are secured by first priority security interests in substantially all assets of the Loan Parties, including intellectual property, subject to certain customary thresholds and exceptions. As of June 30, 2023, there are no Guarantors.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Seres Therapeutics, Inc., dated June 27, 2023	8-K	001-37465	3.1	6/28/23

3.3	Amended and Restated Bylaws	8-K	001-37465	3.2	12/7/20

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERES THERAPEUTICS, INC.

Date: August 8, 2023	By:	/s/ David Arkowitz
David Arkowitz
Executive Vice President, Chief Financial Officer and Head of Business Development (Principal Financial and Accounting Officer)