Form 10-Q
period 2023-09-30
Seres Therapeutics, Inc.
filed 2023-11-02
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, the registrant had 129,257,199 shares of common stock, $0.001 par value per share, outstanding.

Seres Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or the Quarterly Report, contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Quarterly Report, including without limitation statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, manufacturing activities and related timing, timing, execution, and expected benefits of our restructuring initiative and cost saving measures, commercialization efforts and related timing, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•
We may be unable to realize the expected benefits from our restructuring and other cost reduction efforts.
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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$169,912	$163,030
Short term investments	—	18,311
Collaboration receivable - related party	16,857	—
Inventories	18,525	—
Prepaid expenses and other current assets	9,100	13,423
Total current assets	214,394	194,764
Property and equipment, net	23,566	22,985
Operating lease assets	108,105	110,984
Restricted cash	8,185	8,185
Restricted investments	1,401	1,401
Other non-current assets	12,048	10,465
Total assets	$367,699	$348,784
Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$8,958	$17,440
Accrued expenses and other current liabilities (1)	54,158	59,840
Operating lease liabilities	6,280	3,601
Short term portion of note payable, net of discount	—	456
Deferred income - related party	9,465	—
Deferred revenue - related party	364	4,259
Total current liabilities	79,225	85,596
Long term portion of note payable, net of discount	101,135	50,591
Operating lease liabilities, net of current portion	104,863	107,942
Deferred revenue, net of current portion - related party	95,064	92,430
Warrant liabilities	956	—
Other long-term liabilities	1,579	1,442
Total liabilities	382,822	338,001
Commitments and contingencies (Note 14)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 240,000,000 and 200,000,000 shares authorized at September 30, 2023 and December 31, 2022, respectively; 128,630,689 and 125,222,273 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	129	125
Additional paid-in capital	921,735	875,181
Accumulated other comprehensive loss	—	(12)
Accumulated deficit	(936,987)	(864,511)
Total stockholders’ (deficit) equity	(15,123)	10,783
Total liabilities and stockholders’ (deficit) equity	$367,699	$348,784

[1] Includes related party amounts of $34,543 and $34,770 at September 30, 2023 and December 31, 2022, respectively (see Note 16)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Collaboration revenue - related party	$310	$3,444	$126,261	$6,153
Total revenue	310	3,444	$126,261	6,153
Operating expenses:
Research and development expenses	28,253	43,116	$119,014	126,700
General and administrative expenses	19,989	18,384	$70,510	57,290
Collaboration (profit) loss sharing - related party	(519)	1,051	$5,194	346
Total operating expenses	47,723	62,551	$194,718	184,336
Loss from operations	(47,413)	(59,107)	$(68,457)	(178,183)
Other income (expense):
Interest income	2,572	865	$5,330	1,644
Interest expense	(4,012)	(1,727)	$(9,147)	(4,140)
Other income (expense)	999	(33)	$(202)	(682)
Total other expense, net	(441)	(895)	$(4,019)	(3,178)
Net loss	$(47,854)	$(60,002)	$(72,476)	$(181,361)
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.49)	$(0.57)	$(1.77)
Weighted average common shares outstanding, basic and diluted	128,289,871	122,527,275	$127,297,667	102,380,700
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax of $0	—	140	10	(56)
Currency translation adjustment	1	(2)	2	(2)
Total other comprehensive income (loss)	1	138	12	(58)
Comprehensive loss	$(47,853)	$(59,864)	$(72,464)	$(181,419)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(unaudited, in thousands, except share data)

	Common Stock		Additional		Accumulated Other	Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity
Balance at December 31, 2021	91,889,418	$92	$745,829	$(614,354)	$(60)	$131,507
Issuance of common stock upon exercise of stock options	92,478	—	257	—	—	257
Issuance of common stock upon vesting of RSUs, net of tax withholdings	69,195	—	—	—	—	—
Issuance of common stock under ESPP	159,214	—	892	—	—	892
Stock-based compensation expense	—	—	5,079	—	—	5,079
Other comprehensive loss	—	—	—	—	(155)	(155)
Net loss	—	—	—	(56,624)	—	(56,624)
Balance at March 31, 2022	92,210,305	$92	$752,057	$(670,978)	$(215)	$80,956
Issuance of common stock upon exercise of stock options	39,208	—	130	—	—	130
Issuance of common stock upon vesting of RSUs, net of tax withholdings	57,431	—	—	—	—	—
Stock-based compensation expense	—	—	6,748	—	—	6,748
Other comprehensive loss	—	—	—	—	(41)	(41)
Net loss	—	—	—	(64,735)	—	(64,735)
Balance at June 30, 2022	92,306,944	$92	$758,935	$(735,713)	$(256)	$23,058
Issuance of common stock net of issuance costs of $3,279	31,746,030	32	96,689			96,721
Issuance of common stock upon exercise of stock options	150,477	—	429	—	—	429
Issuance of common stock upon vesting of RSUs, net of tax withholdings	44,120	—	—	—	—	—
Issuance of common stock under ESPP	163,346	—	877	—	—	877
Stock-based compensation expense	—	—	6,364	—	—	6,364
Other comprehensive income	—	—	—	—	138	138
Net loss	—	—	—	(60,002)	—	(60,002)
Balance at September 30, 2022	124,410,917	$124	$863,294	$(795,715)	$(118)	$67,585

	Common Stock		Additional		Accumulated Other	Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Comprehensive (Loss) Income	Stockholders’ Equity (Deficit)
Balance at December 31, 2022	125,222,273	$125	$875,181	$(864,511)	$(12)	$10,783
Issuance of common stock upon exercise of stock options	56,523	—	188	—	—	188
Issuance of common stock upon vesting of RSUs, net of tax withholdings	259,023	—	—	—	—	—
Issuance of common stock under ESPP	267,615	1	1,228	—	—	1,229
Issuance of common stock from at the market equity offering, net of issuance costs of $225	787,170	1	4,238	—	—	4,239
Stock-based compensation expense	—	—	6,850	—	—	6,850
Other comprehensive income	—	—	—	—	14	14
Net loss	—	—	—	(71,174)	—	(71,174)
Balance at March 31, 2023	126,592,604	$127	$887,685	$(935,685)	$2	$(47,871)
Issuance of common stock upon exercise of stock options	49,069	—	168	—	—	168
Issuance of common stock upon vesting of RSUs and PSUs, net of tax withholdings	177,629	—	—	—	—	—
Issuance of common stock from at the market equity offering, net of issuance costs of $304	1,218,377	1	7,490	—	—	7,491
Issuance of warrants (Note 9)	—	—	2,785	—	—	2,785
Stock-based compensation expense	—	—	13,492	—	—	13,492
Other comprehensive loss	—	—	—	—	(3)	(3)
Net income	—	—	—	46,552	—	46,552
Balance at June 30, 2023	128,037,679	$128	$911,620	$(889,133)	$(1)	$22,614
Issuance of common stock upon exercise of stock options	155,048	—	521	—	—	521
Issuance of common stock upon vesting of RSUs, net of tax withholdings	102,885	—	—	—	—	—
Issuance of common stock under ESPP	335,077	1	921	—	—	922
Stock-based compensation expense	—	—	8,673	—	—	8,673
Other comprehensive income	—	—	—	—	1	1
Net loss	—	—	—	(47,854)	—	(47,854)
Balance at September 30, 2023	128,630,689	$129	$921,735	$(936,987)	$-	$(15,123)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(72,476)	$(181,361)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	29,015	18,191
Depreciation and amortization expense	4,611	5,002
Non-cash operating lease cost	6,450	3,558
Net (accretion) amortization of (discounts) premiums on investments	(236)	676
Amortization of debt issuance costs	730	553
Loss on extinguishment of debt	1,625	—
Change in fair value of warrant liabilities	(1,144)	—
Collaboration (profit) loss sharing - related party	5,158	346
Changes in operating assets and liabilities:
Prepaid expenses and other current and other non-current assets	2,504	(12,899)
Collaboration receivable - related party	(16,857)	—
Inventories	(18,525)	—
Deferred income - related party	9,465	—
Deferred revenue - related party	(1,261)	(6,153)
Accounts payable	(6,539)	(3,250)
Operating lease liabilities	(1,635)	(3,520)
Accrued expenses and other current and long-term liabilities (3)	(10,740)	2,933
Net cash used in operating activities	(69,855)	(175,924)
Cash flows from investing activities:
Purchases of property and equipment	(7,098)	(6,360)
Purchases of investments	(4,426)	(36,138)
Sales and maturities of investments	22,983	119,000
Net cash provided by investing activities	11,459	76,502
Cash flows from financing activities:
Proceeds from exercise of stock options	877	816
Proceeds from issuance of common stock	—	100,000
Issuance costs paid for common stock	—	(3,279)
Proceeds from issuance of common stock from at the market equity offering, net of issuance costs	11,730	—
Issuance of common stock under ESPP	2,151	1,769
Proceeds from issuance of debt, net of issuance costs	103,378	27,606
Repayment of notes payable	(52,860)	(1,907)
Net cash provided by financing activities	65,276	125,005
Net increase (decrease) in cash, cash equivalents, and restricted cash	6,880	25,583
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2	(2)
Cash, cash equivalents and restricted cash at beginning of period	171,215	188,002
Cash, cash equivalents and restricted cash at end of period	$178,097	$213,583
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,966	$3,282
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$370	$1,061
Prepaid rent reclassified to right-of-use assets	$2,336	$4,962
Lease liability arising from obtaining right-of-use assets	$1,235	$4,370
Recognition of warrant liabilities	$2,100	$—
Warrants issued related to Term Loan and recorded as debt discount (Note 9)	$2,785	$—

[3]Includes related party amounts of $227 and $2,429 at September 30, 2023 and 2022, respectively (see Note 16)

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

Building upon VOWST, the Company is progressing the Phase 1b clinical trial of SER-155, a microbiome therapeutic candidate consisting of a 16-strain consortium of cultivated bacteria designed to prevent enteric-derived infections and resulting blood stream infections, as well as induce immune tolerance responses to reduce the incidence of Graft versus Host Disease ("GvHD") in patients undergoing allogeneic hematopoietic stem cell transplantation (“allo-HSCT”). Gastrointestinal microbiome data from the first 100 days of SER-155 Phase 1b open-label study cohort 1 showed the successful engraftment of SER-155 bacterial strains, and a substantial reduction in the cumulative incidence of pathogen domination, a biomarker associated with the risk of serious enteric infections and resulting bloodstream infections, as well as GvHD. The tolerability profile observed was favorable, with no serious adverse events attributed to SER-155 administration. Enrollment in the placebo-controlled cohort 2 portion of the study is ongoing and 100-day topline results are anticipated in the third quarter of 2024.

The Company has built and deploys a reverse translational platform for the discovery and development of microbiome therapeutics, and maintains extensive proprietary know-how that may be used to support future research and development efforts. This platform incorporates high-resolution analysis of human clinical data to identify microbiome biomarkers associated with disease and non-disease states; preclinical screening using human cell-based assays and in vitro/ex vivo and in vivo disease models customized for microbiome therapeutics; and microbiological capabilities and a strain library that spans broad biological and functional breadth to both identify specific microbes and microbial metabolites that are associated with disease and to design consortia of bacteria with specific pharmacological properties. In addition, the Company owns a valuable intellectual property estate related to the development and manufacture of microbiome therapeutics.

On October 29, 2023, the Company's Board of Directors approved a restructuring plan to prioritize the commercialization of VOWST and the completion of the SER-155 Phase 1b study, while significantly reducing costs and supporting longer-term business sustainability (the "Restructuring Plan"). The Restructuring Plan includes (i) a reduction of the Company's workforce by approximately 41% across the organization, resulting in the elimination of approximately 160 positions; (ii) significantly scaling back all non-partnered research and development activities other than the completion of the SER-155 Phase 1b study; and (iii) reducing general and administrative expenses, including consolidating office space. For additional information on the Restructuring Plan, see Note 17, Subsequent Events.

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

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2023, the Company had an accumulated deficit of $936,987 and cash and cash equivalents of $169,912.

Primarily as a result of the increased and costly efforts to commercialize VOWST and to continue the research and development efforts for other product candidates and preclinical programs, the Company incurred a net loss of $72,476 and had net operating cash outflows of $69,855 for the nine months ended September 30, 2023. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. Based on the Company's currently available cash resources, current and forecasted level of operations, and forecasted cash flows for the 12-month period subsequent to the date of issuance of these condensed consolidated financial statements, the Company believes it is reasonably likely that it will require additional funding to maintain commercial production of VOWST, continue its research and development efforts for other microbiome therapeutic product candidates and preclinical programs, and meet its operational obligations as they come due. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans that are intended to mitigate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern include (i) the recently announced Restructuring Plan, which is expected to result in cost savings in 2024 from the reduction in workforce of approximately 160 employees, or approximately 41% of the Company's current workforce, significant scaling back of all non-partnered research and development activities other than the completion of the SER-155 Phase 1b study, as well as the reduction in general and administrative expenses; (ii) sharing equally in the commercial profits and losses with Nestle pursuant to the 2021 License Agreement; and (iii) plans to seek additional capital through financing or other transactions, including drawing the Tranche B Term Loan pursuant to the Oaktree Credit Agreement (see Note 9, Notes Payable), which is expected to become available within the next 12 months based on VOWST net sales forecasts.

Management concluded these plans are probable of being effectively implemented and of mitigating the conditions that raised substantial doubt about the Company’s ability to continue as a going concern. The Company expects that its cash and cash equivalents as of September 30, 2023, in conjunction with the impact of the Restructuring Plan, sharing equally in commercial profits and losses of VOWST, and the expected availability of the Tranche B Term Loan from Oaktree, will be sufficient to fund its operating expenses, capital expenditure requirements, and debt service obligations for at least the next 12 months from issuance of these condensed consolidated financial statements. The Company may seek to raise additional capital through financing or other transactions, including through at the market equity offerings. The future viability of the Company beyond 12 months from issuance of these condensed consolidated financial statements is dependent on its ability to raise additional capital to finance its operations.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 7, 2023 (the “Annual Report”).

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The condensed consolidated balance sheet at December 31, 2022 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2023.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2023, with the exception of those detailed below.

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

Restricted Cash

The Company held restricted cash of $8,185 as of September 30, 2023 and December 31, 2022, which represents cash held for the benefit of the landlords for certain of the Company’s leases. The Company has classified the restricted cash as long-term on its condensed consolidated balance sheets as the terms of the underlying leases are greater than one year.

Cash, cash equivalents and restricted cash were comprised of the following (in thousands):

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$169,912	$163,030
Restricted cash, non-current	8,185	8,185
Total cash, cash equivalents and restricted cash	$178,097	$171,215

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Warrant liabilities	$—	$—	$956	$956
Total liabilities	$—	$—	$956	$956

	Fair Value Measurements as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$47,863	$—	$—	$47,863
Commercial paper	—	11,691	—	11,691
Government securities	—	4,966	—	4,966
Investments:
Commercial paper	$—	$2,465	$—	$2,465
Corporate bonds	—	2,957	—	2,957
Government securities	—	12,889	—	12,889
	$47,863	$34,968	$—	$82,831

Money market funds are valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy. Commercial paper, corporate bonds, and government securities are valued by the Company using quoted prices in active markets for similar securities, which represent a Level 2 measurement within the fair value hierarchy.

As of both September 30, 2023 and December 31, 2022, the Company held a restricted investment of $1,401, which represents a certificate of deposit that is classified as Level 2 in the fair value hierarchy.

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

On the Closing Date (as defined in Note 9, Notes Payable) and as of September 30, 2023, the Level 3 inputs to the warrant liabilities are as follows:

	Closing Date	September 30, 2023
Volatility	83.0%	75.0%
Term (in years)	1.7	1.3

A reconciliation of the beginning and ending balances for the three and nine months ended September 30, 2023 for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities

Balance as of December 31, 2022	$—
Issuance of warrants	2,100
Adjustment to fair value	(132)
Balance as of June 30, 2023	1,968
Adjustment to fair value	(1,012)
Balance as of September 30, 2023	956

There were no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2022. There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended September 30, 2023 and 2022.

4. Investments

As of September 30, 2023, the Company held restricted investments of $1,401, the cost of which approximates current fair value. The Company did not hold any other investments as of September 30, 2023.

Investments by security type consisted of the following at December 31, 2022 (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Investments:
Commercial paper	$2,465	$—	$—	$2,465
Corporate bonds	2,958	—	(1)	2,957
Government securities	12,898	3	(12)	12,889
	$18,321	$3	$(13)	$18,311

Excluded from the table above are restricted investments of $1,401, as the cost approximated fair value as of December 31, 2022. Investments with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the table above. Investments with maturities of less than 12 months are considered current assets and those investments with maturities greater than 12 months are considered non-current assets. As of December 31, 2022, all of the Company’s investments were classified as available-for-sale and mature within 12 months of the balance sheet date.

5. Inventories

Capitalized inventories consist of the following at September 30, 2023 (in thousands):

September 30, 2023
Raw materials	$3,532
Work in process	14,993
Finished goods	—
Total	$18,525

There were no inventories capitalized as of December 31, 2022, because the Company obtained approval for VOWST from the FDA on April 26, 2023. Prior to this approval, all costs for the manufacture of product supplies to support clinical development and commercial launch, including pre-launch inventory, were expensed as incurred or otherwise accounted for pursuant to the 2021 License Agreement. Pre-launch inventory manufactured prior to the FDA approval of VOWST, which was not capitalized into inventory but instead was expensed as research and development in previous periods, will be used in commercial production until it is depleted. Pre-launch inventory expensed as research and development totaled $0 and $26,794 for the three and nine months ended September 30, 2023, respectively.

Inventory amounts written down as a result of excess, obsolescence, or unmarketability and determined not to be recoverable pursuant to the 2021 License Agreement are expensed in the period in which they are identified. There were no such write-downs during the three and nine months ended September 30, 2023.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Laboratory equipment	$29,133	$24,533
Computer equipment	4,134	3,557
Furniture and office equipment	5,347	3,491
Leasehold improvements	32,963	32,474
Construction in progress	1,640	3,970
	73,217	68,025
Less: Accumulated depreciation and amortization	(49,651)	(45,040)
	$23,566	$22,985

Depreciation and amortization expense was $1,684, $4,611, $1,747, and $5,002 for the three and nine months ended September 30, 2023 and 2022, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Clinical and development costs	$1,491	$6,717
Manufacturing and quality costs	1,719	—
Payroll and payroll-related costs	13,479	14,709
Collaboration payable - related party (Note 16)	34,543	34,770
Facility and other	2,926	3,644
	$54,158	$59,840

8. Leases

The Company leases real estate, primarily laboratory, office and manufacturing space. The Company’s leases have remaining terms ranging from approximately one to ten years. Certain leases include one or more options to renew, exercisable at the Company’s sole discretion, with renewal terms that can extend the lease from approximately one year to ten years. The Company evaluated the renewal options in its leases to determine if it was reasonably certain that the renewal option would be exercised, given the Company’s current business structure, uncertainty of future growth, and the associated impact to real estate, the Company concluded that it is not reasonably certain that any renewal options would be exercised. Therefore, the operating lease assets and operating lease liabilities only contemplate the initial lease terms. All the Company’s leases qualify as operating leases.

In April 2022, the Company entered into a lease for additional laboratory and office space in Spring House, Pennsylvania, with a lease term of ten years and a renewal option, subject to certain conditions, for an additional five-year term. The undiscounted minimum lease payments are $3,029, net of a tenant improvement allowance of $1,184, over the original ten-year term. The lease commenced in April 2023, at which point, the Company recorded a right-of-use asset of $3,546, which consists of the lease liability of $1,210, and $2,336 of leasehold improvements that revert back to the lessor at the termination of the lease.

In June 2023, the Company entered into a lease for a donor collection facility in Irvine, California, with a lease term of approximately six years and a renewal option, subject to certain conditions, for an additional five-year term. The undiscounted minimum lease payments are $1,084 over the original seven-year term. As of September 30, 2023, the lease has not yet commenced, and accordingly the Company has not recorded a right-of-use asset or a lease liability with respect thereto.

The following table summarizes the presentation in the Company’s condensed consolidated balance sheets of its operating leases (in thousands):

	September 30, 2023	December 31, 2022
Assets:
Operating lease assets	$108,105	$110,984

Liabilities:
Operating lease liabilities	$6,280	$3,601
Operating lease liabilities, net of current portion	104,863	107,942
Total operating lease liabilities	$111,143	$111,543

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs	$5,544	$1,785	$16,496	$5,405
Short-term lease costs	362	326	1,102	1,035
Variable lease costs	1,699	1,135	5,643	3,437
Total lease costs	$7,605	$3,246	$23,241	$9,877

During the three and nine months ended September 30, 2023 and 2022, the Company made cash payments for operating leases of $4,399, $11,687, $1,937, and $5,382 respectively.

As of September 30, 2023, future payments of operating lease liabilities are as follows (in thousands):

As of September 30, 2023
2023 (remaining 3 months)	$4,221
2024	$19,437
2025	$21,555
2026	$22,155
2027 and thereafter	$111,164
Total future minimum lease payments	$178,532
Less: interest	(67,389)
Present value of operating lease liabilities	$111,143

As of September 30, 2023, the weighted average remaining lease term was 8.23 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 13%. As of September 30, 2022, the weighted average remaining lease term was 4.64 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 10%.

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

Of the $110,000 Tranche A Loan advanced by the Lenders at closing, approximately $53,380 repaid the Company’s existing credit facility with Hercules. After deducting other transaction expenses and fees, the Company received net proceeds of approximately $50,446. The Company accounted for the repayment of the Hercules Credit Facility as an extinguishment in accordance with the guidance in ASC 470-50, and recognized a loss on extinguishment of $1,625 in other income (expense) in the accompanying condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2023.

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

The Company’s obligations under the Oaktree Credit Agreement and the other Loan Documents (as defined in the Oaktree Credit Agreement) will be guaranteed by any domestic subsidiaries of the Company that become Guarantors (as defined in the Oaktree Credit Agreement), subject to certain exceptions. The Company’s and the Guarantors’ (collectively, the “Loan Parties”) respective obligations under the Oaktree Credit Agreement and the other Loan Documents are secured by first priority security interests in substantially all assets of the Loan Parties, including intellectual property, subject to certain customary thresholds and exceptions. As of September 30, 2023, there are no Guarantors.

The Oaktree Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including a financial covenant requiring the Company to maintain certain levels of cash and cash equivalents in accounts subject to a control agreement in favor of the Agent of at least $30,000 at all times commencing from 30 days after the Closing Date and decreasing to $25,000 of cash and cash equivalents in such controlled accounts after the Company borrows any Tranche B Loan. As of September 30, 2023, the Company is in compliance with all financial covenants pursuant to the Oaktree Credit Agreement.

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

The Additional Warrants are considered outstanding instruments at the Closing Date of the Oaktree Credit Agreement and in accordance with ASC 815, are initially recognized at their respective fair values as derivative liabilities given the variable settlement amount of their respective aggregate exercise prices. The Company adjusts the carrying values of the Additional Warrants to their respective fair values at each reporting period, until such time that the Additional Warrants are issued and their respective exercise prices become fixed, and the value of the Additional Warrants is reclassified to additional paid-in capital. The Company uses a simulation model to determine the fair value of the Additional Warrants, as described in Note 3, Fair Value Measurements. The fair value of the Tranche B Warrant and Tranche C Warrant derivative liabilities was $1,077, $1,023, $506, and $450 on the Closing Date and at September 30, 2023, respectively.

Changes in the fair values of the Additional Warrants are recorded as other income (expense) in the consolidated statements of operations and comprehensive loss. In addition to the relative fair value of the Tranche A Warrant, the original issue discount and certain debt issuance costs were recorded as a discount to the Tranche A Loan, the total of which will be accreted to the Tranche A Loan as interest expense over the life of the Tranche A Loan using the effective interest method. The fair values of the derivative liabilities associated with the Tranche B Warrant and Tranche C Warrant are recorded as loan commitment prepaid assets on the Closing Date, which are included in the condensed consolidated balance sheets in other non-current assets, and will be reclassified as discounts to the associated Term Loan balances at such time that they are drawn.

The effective interest rate in effect as of September 30, 2023 was 15.9%. As of September 30, 2023, the carrying value of the Term Loan was $101,135, which is classified as a long-term liability on the condensed consolidated balance sheets. The future principal payments due under the Oaktree Credit Agreement, excluding interest and the end of term charge, are as follows:

Year Ending December 31,	Principal
2023 (remaining 3 months)	$—
2024	—
2025	—
2026	24,750
2027	33,000
Thereafter	52,250
Total	$110,000

During the three and nine months ended September 30, 2023 and 2022, the Company recognized $4,012, $9,147, $1,727, and $4,140 of interest expense, which is reflected in interest expense on the condensed consolidated statements of operations and comprehensive loss.

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

On May 21, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $150,000, from time to time, through an “at the market” equity offering program under which Cowen acts as sales agent. During the nine months ended September 30, 2023, the Company sold 2,005,547 shares of common stock under the Sales Agreement, at an average price of approximately $6.11 per share, raising aggregate net proceeds of approximately $11,730, after deducting an aggregate commission of approximately 3% and other issuance costs. During the three and nine months ended September 30, 2022, the Company did not sell any shares of common stock under the Sales Agreement.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2022	14,940,034	$10.03	7.25	$11,608
Granted	2,507,053
Exercised	(260,640)
Forfeited	(816,324)
Outstanding as of September 30, 2023	16,370,123	$9.47	6.78	$135
Options exercisable as of September 30, 2023	10,000,136	$10.05	5.67	$—

The weighted average grant date fair value of stock options granted during the three and nine months ended September 30, 2023 and 2022 was $3.14, $4.52, $4.07, and $5.53 per share, respectively.

During the year ended December 31, 2021, the Company granted performance-based stock options to employees for the purchase of an aggregate of approximately 562,000 shares of common stock with a grant date fair value of $5.53 per share. These stock options are exercisable only upon achievement of specified performance targets. In April 2023, the performance target associated with 50% of the performance-based stock options was achieved. Accordingly, the Company recorded $109 and $2,481 of compensation expense during the three and nine months ended September 30, 2023, respectively, with respect to these performance-based stock options, which represents a cumulative catch-up from the grant date through the achievement of the performance targets, and vesting of the remaining 50% of the options beginning in April 2023. The remaining compensation expense associated with these performance-based stock options will be recognized ratably through April 2024, for all such options for which ongoing performance targets are achieved and service requirements are met.

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity since December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2022	1,549,540	$9.37
Granted	3,128,818	$5.45
Vested	(539,537)	$9.62
Forfeited	(312,126)	$8.13
Unvested restricted stock units as of September 30, 2023	3,826,695	$6.23

The Company has granted restricted stock units with service-based vesting conditions (“RSUs”) and performance-based vesting conditions (“PSUs”). RSUs and PSUs represent the right to receive shares of common stock upon meeting specified vesting requirements. RSUs and PSUs may not be sold or transferred by the holder and vest according to the service-based or performance-based vesting conditions of the award. During the three and nine months ended September 30, 2023 and 2022, the Company granted 85,308, 1,806,103, 114,600, and 1,224,494 RSUs, respectively. During the three and nine months ended September 30, 2023, the Company granted 0 and 1,322,715 PSUs, respectively. The Company did not grant any PSUs during the three and nine months ended September 30, 2022. RSUs generally vest over four years, with 25% vesting after one year, and the remaining 75% vesting quarterly over the next 3 years, subject to continued service to the Company through the applicable vesting date. PSUs vest according to the performance requirements of the awards, generally when the Company has determined that the specified performance targets have been achieved.

During the year ended December 31, 2021, the Company granted PSUs to two employees for the purchase of an aggregate of 85,000 shares of common stock with a grant date fair value of $9.59 per share and 40,000 shares of common stock with a grant date fair value of $20.35 per share. These PSUs vest only upon achievement of specified performance targets. In October 2022, 42,500 of the PSUs with a grant date fair value of $9.59, and 20,000 of the PSUs with a grant date fair value of $20.35, vested fully, as the associated performance targets were achieved. Accordingly, the Company recorded $815 in compensation expense during the year ended December 31, 2022, with respect to these PSUs. In April 2023, the remaining PSUs underlying these awards vested because the associated targets were achieved. Accordingly, the Company recorded the remaining $815 in compensation expense during the nine months ended September 30, 2023, with respect to these PSUs.

During the three months ended March 31, 2023, the Company granted PSUs to employees for the purchase of an aggregate of 1,322,715 shares of common stock with a grant date fair value of $5.50. These PSUs begin to vest ratably only upon achievement of specified performance targets, which were achieved in April 2023. Accordingly, the Company recorded $1,610 and $4,378 in compensation expense during the three and nine months ended September 30, 2023, respectively, with respect to these PSUs. The remaining $2,459 in compensation expense associated with these PSUs will be recognized ratably through October 2024.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expenses	$4,744	$3,474	$16,326	$9,500
General and administrative expenses	3,929	2,890	12,689	8,691
	$8,673	$6,364	$29,015	$18,191

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(47,854)	$(60,002)	$(72,476)	$(181,361)
Denominator:
Weighted-average shares outstanding - basic and diluted	128,289,871	122,527,275	127,297,667	102,380,700
Net loss per share attributable to common stockholders - basic and diluted	$(0.37)	$(0.49)	$(0.57)	$(1.77)

Anti-dilutive potential common stock equivalents excluded from the calculation of net loss per share:
Stock options to purchase common stock	16,370,123	14,908,709	16,370,123	14,908,709
Unvested restricted stock units	3,826,695	1,601,288	3,826,695	1,601,288
Shares issuable under employee stock purchase plan	139,649	62,010	47,061	20,897
Warrants to purchase common stock	1,177,433	—	1,177,433	—

The Company’s potential dilutive securities, which include stock options, unvested restricted common stock and shares issuable under the ESPP, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share and therefore be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. Additionally, for the three and nine months ended September 30, 2023, the warrants to purchase common stock were excluded because the exercise price of the Tranche A Warrants is greater than the average fair value of the Company's common shares, and the necessary conditions for exercise of the Tranche B and Tranche C Warrants had not been met.

12. Revenue from Contracts with Customers

License Agreement with NHSc Rx License GmbH (Nestlé)

Summary of Agreement

In July 2021, the Company entered into the 2021 License Agreement with NHSc Pharma Partners, succeeded by NHSc Rx License GmbH (together with Société des Produits Nestlé S.A., their affiliates, and their subsidiaries, “Nestlé”) (the "2021 License Agreement"). Under the terms of the 2021 License Agreement, the Company granted Nestlé a co-exclusive, sublicensable (under certain circumstances) license to develop, commercialize and conduct medical affairs activities for (i) therapeutic products based on the Company’s microbiome technology (including VOWST, previously the Company’s SER-109 product candidate) that are developed by the Company or on the Company’s behalf for the treatment of CDI and recurrent CDI, as well as any other indications pursued for the products upon mutual agreement of the parties (the “2021 Field”) in the United States and Canada (the “2021 Licensed Territory”), and (ii) VOWST and any improvements and modifications thereto developed pursuant to the terms of the 2021 License Agreement (the “2021 Collaboration Products”) for any indications in the 2021 Licensed Territory. The Company was responsible for completing development of the first 2021 Collaboration Product, which is VOWST, in the 2021 Field in the United States until first regulatory approval, which was obtained on April 26, 2023.

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

The Topic 606 transaction price of $139,500 was allocated to the co-exclusive license for VOWST and the services performed in accordance with the development and regulatory activity plan to obtain regulatory approval of VOWST in the United States based on the Company’s SSP. The Company recognized revenue for the license performance obligation at a point in time, that is upon transfer of the license to Nestlé. As control of the license was transferred in July 2021, the Company recognized $131,343 of collaboration revenue - related party during the year ended December 31, 2021 pertaining to the license performance obligation. The remaining amount of the Topic 606 transaction price of $8,157 was allocated to the services performance obligation and was recognized over time as the Company performed the services, which it completed in April 2023. During the three and nine months ended September 30, 2023 and 2022 the Company recognized $0, $1,975, $1,497, and $3,678 of collaboration revenue - related party, respectively, related to the services performance obligation under the 2021 License Agreement.

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

The Company recognized the $125,000 regulatory milestone payment received in May 2023, which was fully allocated to the license performance obligation, as revenue in the consolidated statements of operations and comprehensive loss during the nine months ended September 30, 2023.

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

At contract inception, the Company determined that the $120,000 non-refundable upfront amount constituted the entirety of the consideration to be included in the transaction price as the development, regulatory, and commercial milestones were fully constrained. During the year ended December 31, 2016, the Company received $10,000 from Nestlé in connection with the initiation of the Phase 1b study for SER-262 in CDI. During the year ended December 31, 2017, the Company received $20,000 from Nestlé in connection with the initiation of the Phase 3 study for VOWST, then SER-109. During the year ended December 31, 2018, the

Company received $40,000 from Nestlé in connection with the initiation of the Phase 2b study for SER-287. During the year ended December 31, 2020, the Company received $10,000 from Nestlé in connection with the initiation of the Phase 1b SER-301 study. As of September 30, 2023, the aggregate amount of the transaction price allocated to the performance obligation of the 2016 License Agreement was approximately $200,000.

During the three and nine months ended September 30, 2023 and 2022, using the cost-to-cost method, which best depicts the transfer of control to the customer, the Company recognized $310, ($714), $1,947, and $2,475 of collaboration revenue – related party, respectively.

As of September 30, 2023 and December 31, 2022, there was $95,428 and $96,689, respectively, of deferred revenue related to the unsatisfied portion of the performance obligation under the Nestlé agreements. As of September 30, 2023 and December 31, 2022, the deferred revenue is classified as current or non-current in the condensed consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next 12 months, which is determined by the cost-to-cost method which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation. All costs associated with the 2016 License Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

Contract Balances from Contracts with Customers

The following table presents changes in the Company’s contract liabilities during the nine months ended September 30, 2023 and 2022 (in thousands):

	Balance as of December 31, 2022	Additions	Deductions	Balance as of September 30, 2023
Nine Months Ended September 30, 2023
Contract liabilities:
Deferred revenue - related party	$96,689	1,644	(2,905)	$95,428

	Balance as of December 31, 2021	Additions	Deductions	Balance as of September 30, 2022
Nine Months Ended September 30, 2022
Contract liabilities:
Deferred revenue - related party	$103,817	—	(6,153)	$97,664

During the three and nine months ended September 30, 2023 and 2022 the Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$310	$3,444	$(714)	$6,153

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

The Company recorded the $35,500 in total liabilities on its consolidated balance sheets at the inception of the arrangement. On a quarterly basis, the Company and Nestlé provided financial information about the pre-launch activities performed by both parties. The Company reduced the $35,500 liability as the pre-launch activities were performed and it made payments to Nestlé for the pre-launch costs Nestlé incurred. As of September 30, 2023 and December 31, 2022, there was $15,791 and $34,770, respectively, included in accrued expenses and other current liabilities which represents costs incurred by Nestlé for pre-launch activities that have not yet been reimbursed by Seres.

The cost associated with pre-launch activities performed by the Company is recorded within total operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss. In the three and nine months ended September 30, 2023 and 2022, the Company recognized $0, $1,446, $1,182 and $4,355 respectively, in research and development expenses and $0, $4,242, $1,676 and $6,290 respectively, in general and administrative expenses associated with pre-launch activities performed. The pre-launch activities were completed prior to the first commercial sale of VOWST, which occurred in June 2023.

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

The collaboration (profit) loss sharing - related party line item also includes the collaboration loss related to pre-launch activities, which were completed prior to the first commercial sale of VOWST. In the three months ended September 30, 2023, the Company recognized $313 for the remaining pre-launch costs incurred by Nestlé.

The components of the collaboration profit (loss) sharing for the three and nine months ended September 30, 2023 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Share of VOWST net loss	$6,463	$—	$8,604	$—
Profit on transfer of VOWST inventory to Nestlé	(7,295)	—	(8,568)	—
Collaboration (profit)/loss related to pre-launch activities	313	1,051	5,158	346
Total collaboration (profit) loss sharing - related party	$(519)	$1,051	$5,194	$346

14. Commitments and Contingencies

Leases

Refer to Note 8, Leases, for discussion of the commitments associated with the Company’s lease portfolio.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2023 or December 31, 2022.

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

The Company did not accrue any liabilities related to legal contingencies in its consolidated financial statements as of September 30, 2023 or December 31, 2022.

15. Income taxes

The Company did not provide for any income taxes in its condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022. Management has considered the Company’s history of cumulative net losses incurred since inception, its early stage of commercialization of VOWST, and its projection of book and tax losses for the twelve months ended December 31, 2023. Based on its evaluation of the positive and negative evidence bearing upon its ability to realize its deferred tax assets, the Company determined that it is more likely than not that it will not realize such benefits. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets as of September 30, 2023 and December 31, 2022, and has not recorded any income taxes for the three and nine months ended September 30, 2023 and 2022. Management reevaluates the positive and negative evidence at each reporting period.

16. Related Party Transactions

As described in Notes 12 and 13, in July 2021, the Company entered into the 2021 License Agreement with NHSc Pharma Partners, succeeded by NHSc Rx License GmbH (together with Société des Produits Nestlé S.A., their affiliates, and their subsidiaries, “Nestlé”). NHSc Rx License GmbH is an affiliate of one of the Company’s significant stockholders, Société des Produits Nestlé S.A. During the three and nine months ended September 30, 2023 and 2022, the Company recognized $0, $126,975, $1,497, and $3,678, respectively, of related party revenue associated with the 2021 License Agreement. As of September 30, 2023 and December 31, 2022, there was $0 and $1,976 of deferred revenue related to the 2021 License Agreement, respectively, which is classified as current in the condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, there was $34,543 and $34,770 included in accrued expenses related to the 2021 License Agreement, which represents amounts due to Nestlé pursuant to the 2021 License Agreement. As of September 30, 2023 and December 31, 2022 there was $9,465 and $0 of deferred income - related party included on the accompanying condensed consolidated balance sheets, which represents the inventory transferred to Nestlé that Nestlé has not yet sold through to customers or transferred as free goods. The Company recognizes deferred income - related party as collaboration profit upon Nestlé's sale or transfer of such inventory to third parties. During the three and nine months ended September 30, 2023, the Company paid Nestlé $12,457 and $25,876, respectively, for Nestlé’s share of the collaboration expenses pursuant to the 2021 License Agreement. During the three and nine months ended September 30, 2023, the Company received $14,387 in payments from Nestlé for the transfer of VOWST to Nestlé. The Company did not make any payment to or receive any payments from Nestlé during the three and nine months ended September 30, 2022 pursuant to the 2021 License Agreement. As of September 30, 2023, there is $16,857 in Collaboration receivable - related party due from Nestlé pursuant to the 2021 License Agreement. There is no amount due from Nestlé pursuant to the 2021 License Agreement as of December 31, 2022.

As described in Note 12, Revenue from Contracts with Customers, in January 2016, the Company entered into the 2016 License Agreement with Nestec, Ltd, succeeded by Société des Produits Nestlé S.A. for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. Société des Produits Nestlé S.A. is one of the Company’s significant stockholders. During the three and nine months ended September 30, 2023 and 2022, the Company recognized $310, ($714), $1,947, and $2,475, respectively, of related party revenue associated with the 2016 License Agreement. As of September 30, 2023 and December 31, 2022, there was $95,428 and $94,713 of deferred revenue related to the 2016 License Agreement, which is classified as current or non-current in the condensed consolidated balance sheets. The Company did not make any payment to or receive any payments from Nestlé during the three and nine months ended September 30, 2023 pursuant to the 2016 License Agreement. There is no amount due from Nestlé pursuant to the 2016 License Agreement as of September 30, 2023 or December 31, 2022.

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

17. Subsequent Events

On October 29, 2023, the Company’s Board of Directors approved the Restructuring Plan to prioritize the commercialization of VOWST and the completion of the SER-155 Phase 1b study, while significantly reducing costs and supporting longer-term business sustainability. The Restructuring Plan includes (i) a reduction of the Company’s workforce by approximately 41% across the organization, resulting in the elimination of approximately 160 positions; (ii) significantly scaling back all non-partnered research and development activities other than the completion of the SER-155 Phase 1b study; and (iii) reducing general and administrative expenses, including consolidating office space. The Company expects the Restructuring Plan to be substantially implemented on or around the end of fiscal 2023.

In connection with the Restructuring Plan, the Company estimates that it will incur approximately $5,000 to $5,500 in restructuring costs, primarily related to the workforce reduction, all of which are expected to result in cash expenditures. These costs are anticipated to be incurred primarily in the fourth quarter of 2023.

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

We are evaluating SER-155 in a Phase 1b study in patients undergoing allogeneic hematopoietic stem cell transplantation, or allo-HSCT, to prevent enteric-derived infections and resulting blood stream infections, as well as induce immune tolerance responses to reduce the incidence of graft-versus-host disease, or GvHD. In December 2022, the study’s Data and Safety Monitoring Board reviewed available clinical data for cohort 1 and cleared advancement to cohort 2. In February 2023, we announced the initiation of enrollment in cohort 2. In May 2023, we announced the Phase 1b cohort 1 results. Gastrointestinal microbiome data from the first 100 days of SER-155 Phase 1b open-label study cohort 1 showed the successful engraftment of SER-155 bacterial strains, and a substantial reduction in the cumulative incidence of pathogen domination, a biomarker associated with the risk of serious enteric infections and resulting bloodstream infections, as well as GvHD. The tolerability profile observed was favorable, with no serious adverse events attributed to SER-155 administration. Enrollment in the placebo-controlled cohort 2 portion of the study is ongoing and 100-day topline results are anticipated in the third quarter of 2024.

Since our inception in October 2010, we have devoted substantially all of our resources to developing our programs, platforms, and technologies, building our intellectual property portfolio, developing our supply chain, business planning, raising capital and providing general and administrative support for these operations.

Other than VOWST, our product candidates are still in preclinical development or early-stage discovery. Our ability to generate collaboration profit or product revenue sufficient to achieve profitability will depend heavily on the commercial success of VOWST, as well as the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss was $72.5 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $937.0 million.

On October 29, 2023, our Board of Directors approved a restructuring plan, or the Restructuring Plan, to prioritize the commercialization of VOWST and the completion of the SER-155 Phase 1b study, while reducing costs and supporting longer-term business sustainability. The Restructuring Plan includes (i) a reduction of our workforce by approximately 41% across the organization, resulting in the elimination of approximately 160 positions; (ii) significantly scaling back all non-partnered research and development activities other than the completion of the SER-155 Phase 1b study; and (iii) reducing general and administrative expenses, including consolidating office space. We expect the Restructuring Plan to be substantially implemented on or around the end of fiscal 2023. In connection with the Restructuring Plan, we estimate that we will incur approximately $5.0 to $5.5 million in restructuring costs, primarily related to the workforce reduction, all of which are expected to result in cash expenditures. These costs are anticipated to be incurred primarily in the fourth quarter of 2023. We expect to achieve annual cash savings of approximately $75.0 million to $85.0 million in 2024, of which approximately $35.0 million is expected to result from the reduction in workforce, and which excludes any one-time charges primarily associated with the workforce reduction.

The foregoing estimates are based upon current assumptions and expectations but are subject to known and unknown risks and uncertainties. Accordingly, we may not be able to fully realize the cost savings and benefits initially anticipated from the Restructuring Plan, and the expected costs may be greater than expected. See “Risk Factors—Risks Related to Our Operations—We may be unable to realize the expected benefits from our Restructuring Plan and our business might be adversely affected.”

While we plan to focus our investment on supporting commercialization of VOWST and on our SER-155 Phase 1b study in the near-term, our expenses may increase in connection with future activities. See “Risk Factors—Risks Related to Our Financial Position and Need for Additional Capital—We are a commercial-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.”

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

We launched VOWST in the United States with our collaborator, Nestlé, in June 2023. Under the terms of the 2021 License Agreement, Nestlé is assuming the role of lead commercialization party. We received an upfront license payment of $175 million in July 2021 and an additional $125 million in May 2023 following FDA approval of VOWST. The agreement also includes sales target milestones which, if achieved, could total up to $225 million. We were responsible for development and pre-commercialization costs in the United States. Following first commercial sale of VOWST, which occurred on June 2, 2023, we are entitled to share equally in its commercial profits and losses.

During the quarter ended September 30, 2023, Nestlé reported 506 VOWST units sold and $7.6 million in net sales, reflecting an estimated gross-to-net reduction of 14%, primarily due to returns reserve, prompt payment discounts, statutory discounts and rebates, and commercial rebates. The total collaboration loss for the quarter ended September 30, 2023 was $12.9 million. We record our 50% share of the collaboration loss, which includes commercial and medical affairs expenses incurred by us, on a net basis. Accordingly for the quarter ended September 30, 2023, our share of the VOWST net loss was $6.5 million.

As part of the commercialization of VOWST, we are closely monitoring the launch and focusing on a number of quantitative metrics. VOWST became commercially available in early June. Broad demand for VOWST has been observed across both recurrent patients and healthcare providers during the first four months of launch (metrics noted below are based on data provided by Nestlé through September 30, 2023):

•
1,513 completed prescription enrollment forms for VOWST were received, including 1,215 in the third quarter; of those 934 have culminated in new patient starts, including 837 in the third quarter;
•
Prescription enrollment forms have been submitted by 698 unique healthcare providers since launch, with approximately 70% from gastroenterology and the remainder from other specialties; 129 healthcare providers have prescribed VOWST to more than one patient;
•
VOWST demand has been observed across the recurrent CDI patient pool, including first recurrence, which is the largest recurrent CDI patient segment

During the launch period we plan to continue to focus on scaling healthcare provider education efforts, creating a positive customer experience, and establishing payer coverage. Since the FDA approval of VOWST, Nestlé commercial customer facing field teams have been promoting VOWST and generating healthcare provider demand, including significant presence at both IDWeek and the American College of Gastroenterology, or ACG, meetings in October 2023. IDWeek and ACG are two of the largest infectious disease and gastroenterology conferences. Nestle’s 170 field sales representatives promoting VOWST are divided into two teams, comprised of 150 gastroenterology representatives and 20 hospital/infectious disease representatives.

The VOWST Voyage Support Program, or VOWST Voyage, was launched upon VOWST FDA approval to provide treatment and financial support for eligible patients. The VOWST Voyage staff work with healthcare providers and patients to convert patient enrollments into new patient starts and provide a robust high-touch customer experience.

Nestlé’s payer field team continues to engage payers to build coverage, which would enable eligible patients to have access to VOWST as quickly and efficiently as possible. The team has been reinforcing what we believe to be a compelling value proposition for VOWST and is actively engaged with the three largest pharmacy benefit managers. During the launch period, approximately 52% of the 934 new patient starts are being reimbursed through the patient's drug benefit.

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

Enrollment of cohort 2 is ongoing, incorporating a randomized, double-blinded placebo-controlled design to further evaluate safety, engraftment, and incidence of gastrointestinal ESKAPE microbiome pathogen domination, as well as the incidence of enteric infections, enteric driven blood stream infections, and GvHD. Cohort 2 will enroll approximately 50 subjects administered either SER-155 or placebo at a 1:1 ratio. The study is being conducted at a number of leading cancer centers across the U.S. 100-day topline results are anticipated in the third quarter of 2024.

Intellectual Property

Patent Portfolio

We have an extensive patent portfolio directed to rationally designed ecologies of spores and microbes. The portfolio includes both company-owned patents and applications, and those that we have rights to as licensee. For example, pursuant to an exclusive license to certain intellectual property from Memorial Sloan Kettering Cancer Center, with a patent term running until at least 2035, we are responsible for paying a 2.5% royalty on net sales of VOWST, minimum annual royalties, and milestone payments. The milestone payments are based on VOWST target sales milestones, the first being $1.0 million which was payable upon the first commercial sale of VOWST and paid in July 2023, the second being $2.5 million payable upon annual VOWST sales of $100.0 million, and the last being $10.0 million payable upon annual VOWST sales of $500.0 million. The patents and applications included in our portfolio cover both composition of matter and methods (e.g., method of treating). Our intellectual property rights related to VOWST extend through 2034, through 2041 for SER-155, and through 2040 for SER-301. We plan on continuing to broaden our patent portfolio. Currently, we have 24 active patent application families, which includes 23 nationalized applications and one at the provisional stage. To date, we have obtained 30 issued U.S. patents.

Regulatory Exclusivity

If we obtain marketing approval for any of our product candidates, we expect to receive reference product exclusivity against biosimilar products. For example, VOWST (which was recently approved by the FDA) has a 12-year period of exclusivity in the United States. In the European Union, new molecular entities generally receive eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We anticipate an overall decrease in research and development expenses beginning in 2024, as we expect the Restructuring Plan to significantly reduce research and development activities other than the completion of the SER-155 Phase 1b study. Research and development expenses may increase in the future as we initiate technology transfer activities with Bacthera and prepare for qualification of the Bacthera manufacturing facility, and if and as we resume development of any clinical or preclinical programs.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, commercial, business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs. Prior to the commercial launch of VOWST, general and administrative expenses also included professional service fees for marketing and market access activities to commercialize VOWST.

We expect that our general and administrative expenses will decrease starting in 2024 as the Restructuring Plan is expected to result in a reduction of personnel expenses due the workforce reduction and a reduction in external expenses including the elimination of non-essential expenses and consolidation of office space. General and administrative expenses may increase as we undertake efforts from time to time to raise additional capital. We may also continue to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing rules and the requirements of the Securities and Exchange Commission, director and officer insurance costs and investor and public relations costs.

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

The collaboration (profit) loss sharing - related party line item also includes collaboration loss related to pre-launch activities, which were completed prior to the first commercial sale of VOWST in June 2023.

Other Expense, Net

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and investments.

Interest Expense

Interest expense consists of interest incurred under our loan and security agreement with Hercules Capital, Inc. and Oaktree, including the accretion of the discount on our Oaktree Term Loan.

Other Income (Expense)

Other income (expense) primarily consists of amortization of premiums or accretion of discounts on investments, and changes in the fair values of our warrant liabilities associated with our Oaktree Term Loan.

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in the three and nine months ended September 30, 2023 or 2022.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 7, 2023, or the Annual Report, are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the three and nine months ended September 30, 2023, with the exception of those detailed in Note 2, Summary of Significant Accounting Policies, to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

Results of Operations

Comparison of Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$310	$3,444	$(3,134)
Total revenue	310	3,444	(3,134)
Operating expenses:
Research and development	28,253	43,116	(14,863)
General and administrative	19,989	18,384	1,605
Collaboration (profit) loss sharing - related party	(519)	1,051	(1,570)
Total operating expenses	47,723	62,551	(14,828)
Income (loss) from operations	(47,413)	(59,107)	11,694
Other income (expense):
Interest income	2,572	865	1,707
Interest expense	(4,012)	(1,727)	(2,285)
Other income (expense)	999	(33)	1,032
Total other expense, net	(441)	(895)	454
Net loss	$(47,854)	$(60,002)	$12,148

Revenue

Total revenue was $0.3 million and $3.4 million for the three months ended September 30, 2023 and 2022, respectively. The decrease in revenue as compared to the prior period was primarily due to the completion of services performed to obtain regulatory approval of VOWST in the United States prior to the first commercial sale of VOWST in the prior period, and for which we did not recognize any revenue in the current period. For additional information, see Note 12, Revenue from Contracts with Customers, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Research and Development Expenses

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Microbiome therapeutics platforms	$10,172	$9,347	$825
VOWST	274	12,372	(12,098)
SER-155	1,935	1,308	627
Early stage programs	382	152	230
Total direct research and development expenses	12,763	23,179	(10,416)
Personnel-related (including stock-based compensation)	15,490	19,937	(4,447)
Total research and development expenses	$28,253	$43,116	$(14,863)

Research and development expenses were $28.3 million for the three months ended September 30, 2023 and $43.1 million for the three months ended September 30, 2022. The decrease of $14.8 million was primarily due to the following:

•
a decrease in personnel-related costs of 4.4 million primarily due to a decrease of $6.1 million resulting from the capitalization of labor costs into inventory following FDA approval of VOWST, partially offset by an increase of $0.4 million in salaries, bonus, and employee benefits expenses and an increase of $1.3 million in stock-based compensation expense, which was primarily as a result of options and awards with performance conditions that were achieved during the three months ended June 30, 2023 and began vesting at that time;
•
a decrease of $12.1 million in expenses related to our VOWST program due to a decrease in facilities, lab supplies and consumables of $4.0 million and a decrease in contract manufacturing costs of $1.9 million, as we have capitalized manufacturing and overhead costs into inventory in conjunction with the commercialization of VOWST, a $2.5 million decrease in consulting expenses as a result of FDA approval of VOWST, and a $3.7 million decrease in clinical trials and analytical testing costs due to reduced clinical work with respect to VOWST as a result of commercialization;

partially offset by:

•
an increase of $0.3 million in expenses related to our early stage programs, due to an increase in analytical testing costs;

•
an increase of $0.6 million in expenses related to our SER-155 program due to an increase in clinical trial costs; and
•
an increase of $0.8 million in research expenses related to our microbiome therapeutics platforms, due to an increase in facilities costs, lab supplies, and consumables of $1.3 million, driven primarily by our new and amended lease agreements for laboratory and office spaces in Massachusetts and Pennsylvania, and an increase in professional fees and consulting expenses of $0.8 million, partially offset by a decrease in clinical trials and analytical testing costs of $1.3 million primarily related to the winddown of activities related to SER-287.

General and Administrative Expenses

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Personnel related (including stock-based compensation)	$9,048	$7,663	$1,385
Professional fees	4,964	6,832	(1,868)
Facility-related and other	5,977	3,889	2,088
Total general and administrative expenses	$19,989	$18,384	$1,605

General and administrative expenses were $20.0 million for three months ended September 30, 2023 compared to $18.4 million for the three months ended September 30, 2022. The increase of $1.6 million was primarily due to the following:

•
an increase in personnel related costs of $1.4 million primarily due to an increase of $0.4 million in salaries, bonus, and employee benefits expenses and an increase of $1.0 million in stock-based compensation, which was primarily as a result of options and awards with performance conditions that were achieved during the three months ended June 30, 2023 and began vesting at that time;
•
an increase in facility-related and other costs of $2.1 million primarily due to increases in information technology costs, laboratory and office rent expenses, license costs and office supplies;

partially offset by:

•
a decrease in professional fees of $1.9 million primarily due to a decrease of $2.6 million in professional services, consulting, and recruiting fees, partially offset by an increase of $0.7 million in legal expenses.

Collaboration (Profit) Loss Sharing - related party

Collaboration (profit) loss sharing – related party resulted in $0.5 million of income to us for the three months ended September 30, 2023, compared to $1.1 million of expense for the three months ended September 30, 2022. Beginning with the commercial launch of VOWST in June 2023, we record our share of the net profits and losses from the sales of VOWST, which are recorded by Nestlé and include gross sales net of discounts, rebates, allowances, and other applicable deductions, as collaboration (profit) loss sharing - related party. Our share of VOWST net profits and loss also includes commercial and medical affairs expenses incurred by us. For the three months ended September 30, 2023, our share of the VOWST net loss was $6.5 million. We also record as collaboration (profit) loss sharing - related party our net profit on the transfer of VOWST to Nestlé, as well as our share of pre-launch expenses. For the three months ended September 30, 2023 these amounts were $7.3 million in net profit and $0.3 million in net loss, respectively. For the three months ended September 30, 2022, our share of pre-launch expenses was $1.1 million.

The components of the collaboration (profit) loss sharing - related party are as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Share of VOWST net loss	$6,463	$—
Profit on transfer of VOWST inventory to Nestlé	(7,295)	—
Collaboration (profit)/loss related to pre-launch activities	313	1,051
Total collaboration (profit) loss sharing - related party	$(519)	$1,051

Other Expense, Net

Other expense, net for the three months ended September 30, 2023 and 2022 was $0.4 million and $0.9 million, respectively. The decrease in other expense, net was primarily due to an increase in interest income of $1.7 million and an increase in other income of $1.0 million due to the change in the fair value of the Additional Warrants. For more information, see Note 9, Notes Payable, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. This increase was partially offset by an increase in interest expense of $2.3 million as a result of higher interest rates and a higher borrowing base as compared to the same period in the prior year.

Comparison of Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

Revenue

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$126,261	$6,153	$120,108
Total revenue	126,261	6,153	120,108
Operating expenses:
Research and development	119,014	126,700	(7,686)
General and administrative	70,510	57,290	13,220
Collaboration (profit) loss sharing - related party	5,194	346	4,848
Total operating expenses	194,718	184,336	10,382
Loss from operations	(68,457)	(178,183)	109,726
Other income (expense):
Interest income	5,330	1,644	3,686
Interest expense	(9,147)	(4,140)	(5,007)
Other expense	(202)	(682)	480
Total other expense, net	(4,019)	(3,178)	(841)
Net loss	$(72,476)	$(181,361)	$108,885

Total revenue was $126.3 million and $6.2 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in revenue as compared to the prior period was primarily due to the milestone payment received from our collaborator Nestlé, upon FDA approval of VOWST. For additional information, see Note 12, Revenue from Contracts with Customers, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Research and Development Expenses

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Microbiome therapeutics platforms	$36,942	$26,740	$10,202
VOWST	15,331	37,384	(22,053)
SER-155	5,578	3,218	2,360
Early stage programs	1,208	1,658	(450)
Total direct research and development expenses	59,059	69,000	(9,941)
Personnel-related (including stock-based compensation)	59,955	57,700	2,255
Total research and development expenses	$119,014	$126,700	$(7,686)

Research and development expenses were $119.0 million for the nine months ended September 30, 2023 and $126.7 million for the nine months ended September 30, 2022. The decrease of $7.7 million was primarily due to the following:

•
a decrease of $22.1 million in expenses related to our VOWST program due to a $10.3 million decrease in clinical trial costs, a $4.9 million decrease in consulting and professional expenses, and an $8.1 million decrease in facilities, lab supplies and consumables, as we have capitalized certain of these costs into inventory in conjunction with the commercialization of VOWST; partially offset by an increase in analytical testing and other manufacturing costs of $1.2 million; and
•
a decrease of $0.5 million in expenses related to our early stage programs, primarily driven by reduced clinical trials costs of $1.3 million, partially offset by an increase in analytical testing of $0.8 million.

partially offset by:

•
an increase of $10.2 million in research expenses related to our microbiome therapeutics platforms, due to an increase in facilities costs, lab supplies, and consumables of $7.8 million, driven primarily by our new and amended lease agreements for laboratory and office spaces in Massachusetts and Pennsylvania, and an increase in professional fees and consulting expenses of $3.4 million, partially offset by decreased depreciation and other costs of $1.0 million;
•
an increase in personnel-related costs of $2.3 million primarily due to an increase of $5.7 million in salaries, bonus, and employee benefits expenses and an increase of $6.9 million in stock-based compensation expense, which was primarily as a result of options and awards with performance conditions that were achieved during the nine months ended September 30, 2023, partially offset by a decrease in payroll taxes of $2.0 million resulting from the receipt of payroll tax credits, and a decrease of $8.3 million resulting from the capitalization of certain labor costs into inventory beginning with the commercialization of VOWST; and
•
an increase of $2.4 million in expenses related to our SER-155 program due to an increase in clinical trial costs, analytical testing and other manufacturing costs.

General and Administrative Expenses

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Personnel related (including stock-based compensation)	$28,848	$22,999	$5,849
Professional fees	24,264	22,998	1,266
Facility-related and other	17,398	11,293	6,105
Total general and administrative expenses	$70,510	$57,290	$13,220

General and administrative expenses were $70.5 million for the nine months ended September 30, 2023 compared to $57.3 million for the nine months ended September 30, 2022. The increase of $13.2 million was primarily due to the following:

•
an increase in personnel related costs of $5.8 million primarily due to an increase in salaries, bonus, and payroll taxes, of $1.8 million and an increase in stock-based compensation of $4.0 million, which was primarily the result of options and awards with performance conditions that were achieved during the nine months ended September 30, 2023 upon FDA approval of VOWST;
•
an increase in professional fees of $1.3 million primarily due to an increase of $6.1 million in legal expenses primarily due to certain transaction and milestone payments due to third parties as a result of the FDA approval of VOWST, partially offset by a decrease in consulting and recruiting fees of $4.8 million; and
•
an increase in facility-related and other costs of $6.1 million primarily due to increases in laboratory and office rent expenses of $4.4 million, as well as information technology-related expenses of $1.7 million.

Collaboration (Profit) Loss Sharing - related party

Collaboration (profit) loss sharing – related party resulted in $5.2 million of expense to us for the nine months ended September 30, 2023, compared to $0.3 million of expense for the nine months ended September 30, 2022. Beginning with the commercial launch of VOWST in June 2023, we record our share of the net profits and losses from the sales of VOWST, which are recorded by Nestlé and include gross sales net of discounts, rebates, allowances, and other applicable deductions, as collaboration (profit) loss sharing - related party. Our share of VOWST net profits and loss also includes commercial and medical affairs expenses incurred by us. For the nine months ended September 30, 2023, our share of the VOWST net loss was $8.6 million. We also record as collaboration (profit) loss sharing - related party our net profit on the transfer of VOWST to Nestlé, as well as our share of pre-launch expenses. For the nine months ended September 30, 2023, these amounts were $8.6 million in net profit and $5.2 million in net loss, respectively. For the nine months ended September 30, 2022, our share of pre-launch of expenses was $0.3 million.

The components of the collaboration (profit) loss sharing are as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Share of VOWST net loss	$8,604	$—
Profit on transfer of VOWST inventory to Nestlé	$(8,568)	—
Collaboration (profit)/loss related to pre-launch activities	$5,158	346
Total collaboration (profit) loss sharing - related party	$5,194	$346

Other Expense, Net

Other expense, net for the nine months ended September 30, 2023 and 2022 was $4.0 million and $3.2 million, respectively. The increase in other expense, net was primarily due to an increase in interest expense of $5.0 million as a result of higher interest rates and a higher borrowing base as compared to the same period in the prior year. This increase was partially offset by a decrease in other expense of $0.5 million and an increase in interest income of $3.7 million.

Liquidity and Capital Resources

Since our inception, we have generated revenue only from collaborations and have incurred recurring net losses. We anticipate that we will continue to incur losses for at least the next several years. We will need additional capital to fund our operations, which include our research and development and general and administrative expenses, which we may obtain from additional financings, public offerings, research funding, additional collaborations, contract and grant revenue or other sources.

In May 2021, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $150.0 million, from time to time, through an “at the market” equity offering program under which Cowen acts as sales agent. As of September 30, 2023, we have sold 2,660,547 shares of common stock under the Sales Agreement, at an average price of approximately $6.40 per share, raising aggregate net proceeds of approximately $16.2 million after deducting an aggregate commission of approximately 3% and other issuance costs.

As of September 30, 2023, we had cash and cash equivalents totaling $169.9 million and an accumulated deficit of $937.0 million. For the nine months ended September 30, 2023, we incurred a net loss of $72.5 million, and used cash in operations of $69.9 million. We may seek to raise additional capital through financing or other transactions, including our at-the-market equity offering. Our future viability beyond 12 months from issuance of these condensed consolidated financial statements is dependent on our ability to raise additional capital to finance our operations. We expect that our operating losses and negative cash flows will continue for the foreseeable future.

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

Restructuring Plan

On October 29, 2023, our Board of Directors approved the Restructuring Plan to prioritize the commercialization of VOWST and the completion of the SER-155 Phase 1b study, while reducing costs and supporting longer-term business sustainability. The Restructuring Plan includes (i) a reduction of our workforce by approximately 41% across the organization, resulting in the elimination of approximately 160 positions; (ii) significantly scaling back all non-partnered research and development activities other than the completion of the SER-155 Phase 1b study; and (iii) reducing general and administrative expenses, including consolidating office space. We expect the Restructuring Plan to be substantially implemented on or around the end of fiscal 2023.

In connection with the Restructuring Plan, we estimate that we will incur approximately $5.0 to $5.5 million in restructuring costs, primarily related to the workforce reduction, all of which are expected to result in cash expenditures. These costs are anticipated to be incurred primarily in the fourth quarter of 2023. We expect to achieve annual cash savings of approximately $75.0 million to $85.0 million in 2024, of which approximately $35.0 million is expected to result from the reduction in workforce, and which excludes any one-time charges primarily associated with the workforce reduction.

The foregoing estimates are based upon current assumptions and expectations but are subject to known and unknown risks and uncertainties. Accordingly, we may not be able to fully realize the cost savings and benefits initially anticipated from the Restructuring Plan, and the expected costs may be greater than expected. See “Risk Factors—Risks Related to Our Operations—We may be unable to realize expected benefits from our Restructuring Plan and our business might be adversely affected.”

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

Effective as of February 24, 2022, we entered into a Second Amendment to the Original Credit Facility (as amended by the First Amendment), or the Hercules Credit Facility, pursuant to which term loans in an aggregate principal amount of up to $100.0 million became available to us in five tranches including the first tranche under the Original Credit Facility, subject to certain terms and conditions.

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

Borrowings under the Oaktree Term Loan will bear interest at a rate per annum equal to the three-month term Secured Overnight Financing Rate (subject to a 2.500% floor and a 5.000% cap), plus an applicable margin of 7.875%, payable quarterly in arrears. If certain VOWST net sales targets are met, the applicable margin shall be reduced from 7.875% to 7.50% through the Oaktree Maturity Date. We are permitted to make quarterly interest-only payments on the Oaktree Term Loan for the first three years after the Oaktree Closing Date. Beginning on June 30, 2026, we will be required to make quarterly payments of interest, plus repay 7.5% of the outstanding principal of the Oaktree Term Loan in quarterly installments until the Oaktree Maturity Date, unless the interest only period is extended based upon the achievement of certain VOWST net sales targets.

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

Our obligations under the Oaktree Credit Agreement and the other Loan Documents (as defined in the Oaktree Credit Agreement) will be guaranteed by any of our domestic subsidiaries that become Guarantors (as defined in the Oaktree Credit Agreement), subject to certain exceptions. Our and our Guarantors’, or collectively, the Loan Parties, respective obligations under the Oaktree Credit Agreement and the other Loan Documents are secured by first priority security interests in substantially all assets of the Loan Parties, including intellectual property, subject to certain customary thresholds and exceptions. As of September 30, 2023, there are no Guarantors.

The Oaktree Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including a financial covenant requiring us to maintain certain levels of cash and cash equivalents in accounts subject to a control agreement in favor of the Agent of at least $30.0 million at all times commencing from 30 days after the Oaktree Closing Date and decreasing to $25.0 million of cash and cash equivalents in such controlled accounts after we borrow any Tranche B Loan. As of September 30, 2023, we are in compliance with all financial covenants pursuant to the Oaktree Credit Agreement.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Cash used in operating activities	$(69,855)	$(175,924)
Cash provided by investing activities	11,459	76,502
Cash provided by financing activities	65,276	125,005
Net increase (decrease) in cash, cash equivalents and restricted cash	$6,880	$25,583

Operating Activities

During the nine months ended September 30, 2023, operating activities used $69.9 million of cash, primarily due to a net loss of $72.5 million and changes in our operating assets and liabilities of $43.6 million, partially offset by non-cash charges of $46.2 million. Non-cash charges consisted of stock-based compensation expense of $29.0 million, loss sharing under the 2021 License Agreement with Nestlé of $5.2 million, $6.5 million related to the amortization of right-of-use assets, $4.6 million of depreciation and amortization, and $1.6 million of loss from the extinguishment of the Hercules Credit Facility. These are partially offset by a $1.1 million increase in the fair value of the Additional Warrants. Changes in our operating assets and liabilities during the nine months ended September 30, 2023 consisted of a decrease in accrued expenses and other current and long-term liabilities of $10.7 million, primarily due to total payments of $25.9 million to Nestlé for its share of collaboration expenses under the 2021 License Agreement, a decrease in accounts payable of $6.5 million, a decrease in deferred revenue of $1.3 million, a decrease in operating lease liabilities of $1.6 million, an increase in inventories of $18.5 million and an increase in collaboration receivable - related party of $16.9 million, as a result of the commencement of our commercial operations since the FDA approval of VOWST in April 2023, partially offset by a decrease in prepaid expenses and other current and other non-current assets of $2.5 million and an increase in deferred income - related party of $9.5 million.

During the nine months ended September 30, 2022, operating activities used $175.9 million of cash, primarily due to a net loss of $181.4 million and changes in our operating assets and liabilities of $22.9 million, partially offset by non-cash charges of $28.3 million. Non-cash charges consisted of stock-based compensation expense of $18.2 million, $3.6 million related to the amortization of right-of-use assets, $5.0 million of depreciation and amortization, $0.7 million of net amortization of premium related to our investments, $0.6 million of non-cash interest expense, and loss sharing under the 2021 License Agreement with Nestlé of $0.3 million. Changes in our operating assets and liabilities during the nine months ended September 30, 2022 consisted of an increase in accrued expenses and other current and long-term liabilities of $2.9 million, a decrease in accounts payable of $3.3 million, a decrease in deferred revenue of $6.2 million, an increase in prepaid expenses and other current and other non-current assets of $12.9 million and a decrease in operating lease liabilities of $3.5 million. The increase in other current and other non-current assets is primarily driven by an increase in prepaid expenses of $7.3 million related to the Bacthera Agreement.

Investing Activities

During the nine months ended September 30, 2023, net cash provided by investing activities was $11.5 million, consisting of sales and maturities of investments of $23.0 million, partially offset by purchases of investments of $4.4 million and purchases of property and equipment of $7.1 million.

During the nine months ended September 30, 2022, net cash provided by investing activities was $76.5 million, consisting of sales and maturities of investments of $119.0 million, partially offset by purchases of investments of $36.1 million and purchases of property and equipment of $6.4 million.

Financing Activities

During the nine months ended September 30, 2023, net cash provided by financing activities was $65.3 million, consisting of $103.4 million in proceeds from the issuance of the Oaktree Term Loan, offset by $52.9 million for the repayment of the Hercules Credit Facility. Cash provided by financing activities also consisted of $11.7 million from the issuance of common stock under our at the market equity program, net of issuance costs. We also received $0.9 million from the issuance of common stock associated with the exercise of stock options, and $2.2 million in connection with the issuance of common stock under our 2015 Employee Stock Purchase Plan, or ESPP.

During the nine months ended September 30, 2022, net cash provided by financing activities was $125.0 million, consisting of $96.7 million of net proceeds received from the Registered Direct Offering that we completed in July 2022 and $27.6 million of proceeds received from the Hercules Credit Facility, net of issuance costs. We also received $0.8 million from the issuance of common stock associated with the exercise of stock options, and $1.8 million in connection with the issuance of common stock under our 2015 Employee Stock Purchase Plan, or ESPP. These payments were partially offset by principal payments under the Original Credit Facility of $1.9 million.

Funding Requirements

Our expenses may increase in connection with our ongoing commercialization activities, clinical development activities, and research and development activities. In addition, we expect to continue to incur additional costs associated with operating as a public company. We anticipate that following the implementation of the Restructuring Plan, our future expenses will increase if and as we:

•
commercialize and manufacture VOWST for adult patients with recurrent CDI with our collaborator;
•
continue the clinical development of SER-155 to potentially reduce incidences of gastrointestinal infections, resulting bloodstream infections, and GvHD in patients receiving allo-HSCT;
•
advance research and development activities supported by partnerships;
•
make strategic investments in manufacturing capabilities;
•
maintain and augment our extensive proprietary microbiome therapeutic drug development know-how that may be used to support future research and development efforts, including our intellectual property portfolio and intellectual property that we may opportunistically acquire;
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
•
our share of the profits and losses from commercial sales of VOWST pursuant to the 2021 License Agreement;
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

We expect that our cash and cash equivalents as of September 30, 2023, together with the impact of the Restructuring Plan, sharing equally in commercial profits and losses of VOWST, and the expected availability of the Tranche B Term Loan from Oaktree, will be sufficient to fund our operating expenses, capital expenditure requirements, and debt service obligations for at least the next 12 months from issuance of the condensed consolidated unaudited financial statements included elsewhere in this Quarterly Report.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments was included in our Annual Report. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report, with the exception of those resulting from the issuance of the Oaktree Term Loan, as disclosed in Note 9, Notes Payable, to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates.

As of September 30, 2023, we had outstanding borrowings under the Oaktree Term Loan. Borrowings under the Oaktree Term Loan bear interest at a rate per annum equal to three-month term Secured Overnight Financing Rate (subject to a 2.500% floor and a 5.000% cap), plus an applicable margin of 7.875%, payable quarterly in arrears. An immediate 10% change in the Secured Overnight Financing Rate would not have a material impact on our debt‑related obligations, financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $250.2 million for the year ended December 31, 2022, and $72.5 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $937.0 million. To date, we have financed our operations through the public offerings of our common stock, private placements of our common stock and preferred stock, payments under our collaboration agreements, and loan facility. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We have only had one product, VOWST (previously referred to herein as SER-109) which was approved for marketing in the United States to prevent the recurrence of CDI in individuals 18 years of age and older following antibacterial treatment for recurrent CDI on April 26, 2023 and launched in June 2023. We have not completed development of any of our product candidates, which we call microbiome therapeutic candidates, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future. While we plan to focus our investment on supporting commercialization of VOWST and on our SER-155 Phase 1b study in the near-term, our expenses may increase substantially in connection with our ongoing and future activities, particularly if and as we:

•
commercialize and manufacture VOWST for adult patients with recurrent CDI with our collaborator Nestlé;
•
continue the clinical development of SER-155 to potentially reduce incidences of gastrointestinal infections, resulting bloodstream infections, and GvHD in patients receiving allo-HSCT;
•
advance research and development activities supported by partnerships;
•
make strategic investments in manufacturing capabilities;
•
maintain and augment our extensive proprietary microbiome therapeutic drug development know-how that may be used to support future research and development efforts, including our intellectual property portfolio and intellectual property that we may opportunistically acquire;
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

Our expenses may increase in connection with our ongoing activities, particularly if and as we scale up manufacturing operations and continue the commercialization of VOWST, continue the SER-155 Phase 1b study, and research, develop and initiate clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur costs related to product manufacturing and commercialization, including marketing, sales and distribution, and may not generate meaningful product revenues or collaboration profit in the near future. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any current or future commercialization efforts. Our future capital requirements will depend on many factors, including:

•
the long-term impact of the COVID-19 pandemic;
•
the impact of a continued increase in inflation rates or interest rates;
•
the progress and results of our clinical studies;
•
the cost of manufacturing VOWST and our product candidates;
•
the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates;
•
our share of the profits and losses from commercial sales of VOWST pursuant to the 2021 License Agreement;
•
the revenue, if any, received from commercial sales of any of our product candidates for which we receive marketing approval;
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims;
•
the effect of competing technological and market developments;
•
the execution and success of our Restructuring Plan announced in November 2023; and
•
the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products or product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Additionally, market volatility resulting from current macroeconomic conditions, the COVID-19 pandemic, the conflicts involving Ukraine and Russia and Israel and its surrounding regions, or other factors could also adversely impact our ability to access capital as and when needed. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders and may decrease our stock price. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or others at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

Since our inception in October 2010, we have devoted substantially all of our resources to developing our clinical and preclinical program, building our intellectual property portfolio, developing our supply chain, planning our business, raising capital and providing general and administrative support for these operations. Other than with respect to VOWST, which was approved by the FDA in April 2023, we have not yet demonstrated our ability to obtain regulatory approvals. Moreover, we have not yet demonstrated our ability to manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, including for example, the impact of our Restructuring Plan announced in November 2023, many of which are beyond our control. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Prior to receiving FDA approval for VOWST, we received Breakthrough Therapy designation for VOWST (formerly our SER-109 product candidate) for treatment of CDI, and we may seek a Breakthrough Therapy designation for other product candidates. A Breakthrough Therapy is defined as a drug or biologic that is intended to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed in early clinical development. For drugs or biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for clinical development. Drugs designated as breakthrough therapies by the FDA are also eligible for rolling review of the associated marketing application.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the United States, including the EMA, have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to delay or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Outside the United States, we intend to rely and may increasingly rely on third parties, including Nestlé, to sell, market and distribute VOWST and our product candidates, if and when approved. We may not be successful in entering into arrangements with such third parties or may be unable to do so on terms that are favorable to us. In addition, our product revenue or collaboration profit and our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

We currently hold $10.0 million in product liability insurance coverage in the aggregate, with a per occurrence limit of $10.0 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials, increase commercialization of VOWST, or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Among the provisions of the ACA of importance to VOWST and our other potential product candidates are the following:

•
establishment of a new pathway for approval of lower-cost biosimilars to compete with biologic products, such as those we are developing or commercializing;
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

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Individual states in the United States have become increasingly active in implementing regulations designed to contain pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Most significantly, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within 90 days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. In response to the executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our ability to price our products appropriately, which could negatively impact our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for VOWST or our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

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

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost, in a timely manner, or in all jurisdictions. Prosecution of our patent portfolio is at various stages. We have successfully obtained multiple patents (both U.S. and foreign) in some patent families. In others, prosecution is at an early stage (e.g., provisional or PCT stage). For many patent applications in our portfolio, we have filed national stage applications based on our Patent Cooperation Treaty, or PCT, applications, thereby limiting the jurisdictions in which we can pursue patent protection for the various inventions claimed in those applications. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, such as, with respect to proper priority claims, inventorship, claim scope or patent term adjustments. If there are material defects in the form or preparation of our patents or patent applications, such patents or applications may be invalid and unenforceable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business, financial condition and operating results.

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

Our patent portfolio currently includes 24 active patent application families (which includes exclusive licenses to certain IP from Memorial Sloan Kettering Cancer Center). Of these, 23 applications have been nationalized and one is at the provisional stage. While we have obtained 30 issued U.S. patents, we cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents or our current patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, we are pursuing claims to therapeutic, binary compositions of certain bacterial populations. Any claims that may issue may provide coverage for such binary compositions and/or their use. However, there can be no assurance that an alternative composition that may fall outside the scope of such claims will not be equally effective. Further, given that VOWST is a complex composition with some variation from lot-to-lot and that, likewise, third-party compositions may have similar complexity and variability, it is possible that a patent claim may provide coverage for some but not all lots of a product, product candidate or third-party product. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.

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

Risks Related to Our Operations

We may be unable to realize the expected benefits from our Restructuring Plan and our business might be adversely affected.

In November 2023, we announced that, based on a challenging macro environment and financial backdrop, we plan to pursue a Restructuring Plan to focus our business operations to prioritize the commercialization of VOWST and the completion of the SER-155 Phase 1b study, while significantly reducing costs and supporting longer-term business sustainability. Under the Restructuring Plan, we expect to reduce our workforce by approximately 41% and significantly scale back all non-partnered research and development activities other than the completion of the SER-155 Phase 1b study.

These types of restructuring and cost reduction activities are complex and may result in unintended consequences and costs, such as unforeseen delays in the implementation of our strategic initiatives, business and operational disruptions, decreased employee morale and retention, loss of institutional knowledge and expertise, and potential impacts on financial reporting. The significant reduction in our workforce under the Restructuring Plan could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. In addition, the decision to significantly scale back all non-partnered research and development activities other than the completion of the SER-155 Phase 1b study may negatively impact our growth, competitive positioning, business and results of operations. If we do not successfully manage our current Restructuring Plan or any other similar activities that we may undertake in the future, we may not achieve the expected costs savings and other expected benefits in the expected timeframe or at all, and our business, financial condition, and results of operations may be materially adversely affected.

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

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Our Restructuring Plan may make it more difficult for us to hire qualified personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy and execution. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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
•
terrorism and/or political instability, unrest and wars, such as the conflicts involving Ukraine and Russia or Israel and its surrounding regions, which could delay or disrupt our business, and if such political unrest escalates or spills over to or otherwise impacts additional regions it could heighten many of the other risk factors included in this Item 1A;
•
natural disasters (including as a result of climate change), which could cause significant damage to the infrastructure upon which our business operations rely, and the timing, nature or severity of which we may be unable to prepare for;
•
economic instability, outbreak of disease or epidemics such as the COVID-19 pandemic, boycotts, curtailment of trade and other business restrictions;
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

In the ordinary course of our business, we collect and store sensitive data, including personally identifiable information, intellectual property and proprietary business information owned or controlled by ourselves or our employees, customers and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based data centers. We utilize external security and infrastructure vendors to manage parts of our data centers, and as a result a number of third-party vendors may or could have access to our confidential information. These applications and data encompass a wide variety of business-critical information, including research and development information, customer information, commercial information and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, unauthorized access, inappropriate modification and the risk of our being unable to adequately monitor and audit and modify our controls over our critical information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data or otherwise process it on our behalf. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take reasonable measures to protect sensitive data from unauthorized access, use or disclosure, our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to attack, damage and interruption from computer viruses and malware (e.g., ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization.

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

Our obligations under the Oaktree Credit Agreement and the other Loan Documents (as defined in the Oaktree Credit Agreement) will be guaranteed by any of our domestic subsidiaries that become Guarantors (as defined in the Oaktree Credit Agreement), subject to certain exceptions. Our and our Guarantors’ (collectively, the “Loan Parties”) respective obligations under the Oaktree Credit Agreement and the other Loan Documents are secured by first priority security interests in substantially all assets of the Loan Parties, including intellectual property, subject to certain customary thresholds and exceptions. As of September 30, 2023, there are no Guarantors.

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
As of September 30, 2023, we are in compliance with all financial covenants pursuant to the Oaktree Credit Agreement.

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

Our stock price is likely to be volatile. Furthermore, the stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for their common stock. The market price for our common stock may be influenced by many factors, including:

•
our ability to execute and realize the benefits of strategic plans, such as the Restructuring Plan we announced in November 2023;
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

The COVID-19 pandemic has previously led to delays or difficulties with equity offerings due to disruptions and uncertainties in the securities market. Trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of, among other things, the COVID-19 pandemic and the continued increase in inflation rates and interest rates. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms.

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

Failure to keep up with evolving laws, regulations, trends and shareholder expectations relating to environmental, social and governance, or ESG, practices or reporting could adversely impact our reputation, share price and access to and cost of capital or otherwise adversely impact our business.

Certain institutional investors, investor advocacy groups, investment funds, creditors and other influential financial market participants, as well as governments, regulators, customers, patients, employees and other stakeholders, have become increasingly focused on companies’ ESG practices, including the impact of business on the environment and diversity, equity and inclusion matters. Certain organizations also provide ESG ratings, scores and benchmarking studies that assess companies’ ESG practices. Although there are no universal standards for such ratings, scores or benchmarking studies, they are used by some investors to inform their investment and voting decisions. It is possible that our future stockholders or organizations that report on, rate or score ESG practices will not be satisfied with our ESG strategy or performance. Unfavorable press about or ratings or assessments of our ESG strategies or practices, regardless of whether or not we comply with applicable legal requirements, may lead to negative investor sentiment toward us, which may hinder the Company’s access to capital.

Our reputation could be damaged if we do not, or are perceived not to, meet stakeholder demand with respect to ESG matters, which could adversely affect our business, financial condition, profitability and cash flows. We may be criticized for our lack of ESG initiatives or goals or perceived as not taking sufficient action in connection with any of these matters. In turn, we may take certain actions, including the establishment of ESG-related goals or targets, to improve our ESG profile and/or respond to stakeholder demand; however, such actions may be costly or be subject to numerous conditions that are outside our control, and we cannot guarantee that we will meet these goals or targets or that such actions will have the desired effect even if met.

Additionally, we and/or other parties in our value chain are subject to, or are expected to be subject to additional climate and other ESG-related obligations arising from legislation and regulation in the United States, the European Union and other jurisdictions, including new reporting requirements, even as the availability and quality of the information that may be required to comply with such laws and regulations remains limited. We expect for our compliance costs with these laws and regulations to increase in future, and any failure, or perceived failure, by us to adhere to such laws and regulations, or meet evolving and varied stakeholder expectations and standards, could harm our business, reputation, financial condition, and operating results.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

a)
We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 2.05 - Costs Associated with Exit or Disposal Activities; and Item 5.02 - Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On October 29, 2023, our Board of Directors approved a restructuring plan to prioritize the commercialization of VOWST and the completion of the SER-155 Phase 1b study, while reducing costs and supporting longer-term business sustainability (the “Restructuring Plan”). The Restructuring Plan includes (i) a reduction of our workforce by approximately 41% across the organization, resulting in the elimination of approximately 160 positions; (ii) significantly scaling back all non-partnered research and development activities other than the completion of the SER-155 Phase 1b study; and (iii) reducing general and administrative expenses, including consolidating office space. We expect the Restructuring Plan to be substantially implemented on or around the end of fiscal

2023.

In connection with the Restructuring Plan, we estimate that we will incur approximately $5.0 to $5.5 million in restructuring costs, primarily related to the workforce reduction, all of which are expected to result in cash expenditures. These costs are anticipated to be incurred primarily in the fourth quarter of 2023. We expect to achieve annual cash savings of approximately $75.0 million to $85.0 million in 2024, of which approximately $35.0 million is expected to result from the reduction in workforce, and which excludes any one-time charges primarily associated with the workforce reduction. The foregoing estimates are based upon current assumptions and expectations but are subject to known and unknown risks and uncertainties. Accordingly, we may not be able to fully realize the cost savings and benefits initially anticipated from the Restructuring Plan, and the expected costs may be greater than expected.

In connection with the Restructuring Plan, Paula A. Cloghessy, our Executive Vice President and Chief People Officer, will also depart from Seres. Her employment will terminate on December 31, 2023. Thereafter, we expect to enter into a separation agreement and release with Ms. Cloghessy that will provide her with the following severance benefits: (i) an amount of cash equal to 1.0 times annual base salary, (ii) twelve months of Company paid COBRA continuation coverage, and (iii) vesting of her outstanding and unvested restricted stock units that are subject to performance based vesting conditions and, if a change in control transaction occurs before or within the 60 days following her termination date, accelerated vesting of all other equity awards held by her.
b)
None.
c)
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SERES THERAPEUTICS, INC.

Date: November 2, 2023	By:	/s/ David Arkowitz
David Arkowitz
Executive Vice President, Chief Financial Officer and Head of Business Development (Principal Financial and Accounting Officer)