Form 10-K
period 2023-12-31
Seres Therapeutics, Inc.
filed 2024-03-05
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-37465

le

Seres Therapeutics, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-4326290
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

101 Cambridgepark Drive Cambridge, Massachusetts	02140
(Address of Principal Executive Offices)	(Zip Code)

(617) 945-9626

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	MCRB	The Nasdaq Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 30, 2023, was $463,030,964. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the registrant as of such date have been excluded because such holders may be deemed to be affiliates.

As of March 1, 2024 there were 151,009,462 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023 are incorporated herein by reference in Part III.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including without limitation statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, manufacturing activities and related timing, expected benefits of our restructuring initiative and cost saving measures, commercialization efforts and related timing, our ability to continue as a going concern, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•
VOWST and our product candidates are based on microbiome therapeutics, which is a novel approach to therapeutic intervention.
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

PART I

Item 1. Business

Overview

We are a commercial-stage microbiome therapeutics company focused on the development and commercialization of a novel class of biological drugs, which are designed to treat disease by modulating the microbiome to restore health by repairing the function of a disrupted microbiome to a non-disease state. Our first drug, VOWST™ (fecal microbiota spores, live-brpk), formerly called SER-109, was approved by the U.S. Food and Drug Administration, or FDA, on April 26, 2023, to prevent recurrence of Clostridioides difficile infection, or CDI, in patients 18 or older following antibacterial treatment for recurrent CDI. Our drug discovery and development pipeline includes other pre-clinical and clinical-stage assets. VOWST and our microbiome therapeutic candidates are consortia of bacteria designed to optimize specific, targeted pharmacological properties, and are formulated for oral delivery. We maintain a differentiated microbiome therapeutics drug discovery and development platform that includes good manufacturing practices, or GMP, manufacturing capabilities for this novel drug modality.

Our highest priority is the commercialization of VOWST in the United States, the first orally administered microbiome therapeutic approved by the FDA. We launched VOWST in the United States with our collaborator, Nestlé Health Science, or Nestlé, in June 2023.

We are also designing microbiome therapeutics optimized to decolonize pathogens and to modulate host function to both reduce and prevent infections and induce immune tolerance. We believe that the scientific and clinical data from our SER-109 program validate this novel approach, which we refer to as Infection Protection. We believe the Infection Protection approach may be replicable across different bacterial pathogens to develop microbiome therapeutics with the potential to protect a range of medically compromised patients from infections, including pathogens that harbor antimicrobial resistance, or AMR.

In addition, we are evaluating SER-155 in a Phase 1b study in patients undergoing allogeneic hematopoietic stem cell transplantation, or allo-HSCT, to prevent enteric-derived infections and resulting blood stream infections, as well as induce immune tolerance responses to reduce the incidence of graft-versus-host disease, or GvHD. In May 2023, we announced the Phase 1b cohort 1 results. Gastrointestinal microbiome data from the first 100 days of SER-155 Phase 1b open-label study cohort 1 showed the successful engraftment of SER-155 bacterial strains, and a substantial reduction in the cumulative incidence of pathogen domination as compared to a reference cohort of patients, a biomarker associated with the risk of serious enteric infections and resulting bloodstream infections, as well as GvHD in this patient population. The tolerability profile observed was favorable, with no serious adverse events attributed to SER-155 administration. In December 2023, we received Fast Track Designation for SER-155 to reduce the risk of infection and GvHD in patients undergoing allo-HSCT. Enrollment in the placebo-controlled cohort 2 portion of the study is ongoing, and the cohort 2 data readout is anticipated in the third quarter of 2024.

We have progressed additional preclinical stage programs to evaluate whether microbiome therapeutics may reduce the incidence of infection in indications such as chronic liver disease, cancer neutropenia, solid organ transplant, and AMR infections more broadly in high-risk settings such as intensive care units. Additional efforts in the early-stage portfolio are focused on the SER-301 program in irritable bowel disease, or IBD, and programmatic objectives that are supported through a partnership with the Crohn’s and Colitis Foundation, or CCF. These efforts aim to (i) confirm the functional phenotype and inflammatory state of patient subpopulations observed in our prior ulcerative colitis, or UC, clinical trials, and (ii) prioritize inflammatory targets and evaluate the potential to utilize biomarker-based patient selection and stratification for future studies. In addition, we continue to leverage microbiome pharmacokinetic and pharmacodynamic data from across our clinical and preclinical portfolios, using our reverse translational microbiome therapeutic development platform to prioritize future drug targets and to identify opportunities for combination therapies across various indications, including inflammatory and immune diseases, cancer, and metabolic diseases.

We have built and deploy a reverse translational platform and knowledge base for the discovery and development of microbiome therapeutics, and maintain extensive proprietary know-how that may be used to support future research and development efforts. This platform incorporates high-resolution analysis of human clinical data to identify microbiome biomarkers associated with disease and non-disease states; preclinical screening using human cell-based assays and in vitro/ex vivo and in vivo disease models customized for microbiome therapeutics; and microbiological capabilities and a strain library that spans broad biological and functional breadth. This platform and knowledge base enables both identification of specific microbes and microbial metabolites/peptides that are associated with disease and the design of therapeutic consortia of bacteria optimized for specific pharmacological properties. In addition, we own a valuable intellectual property estate related to the development and manufacture of microbiome therapeutics.

In November 2023, we announced a restructuring plan, or the Restructuring Plan, to prioritize the commercialization of VOWST and the completion of the SER-155 Phase 1b study, while reducing costs and supporting longer-term business sustainability. The Restructuring Plan included (i) a reduction of our workforce by approximately 41% across the organization, resulting in the elimination of approximately 160 positions; (ii) significantly scaling back all non-partnered research and development activities other than the completion of the SER-155 Phase 1b study; and (iii) reducing general and administrative expenses, including consolidating office space. The Restructuring Plan was substantially implemented around the end of fiscal 2023. In connection with the Restructuring Plan, for the year ended December 31, 2023, we incurred approximately $5.6 million in restructuring costs, primarily related to the workforce reduction, of which $5.3 million are expected to result in cash expenditures, and the remaining $0.3 million relates to stock-based compensation expense associated with the acceleration of unvested equity awards. These costs were incurred in the fourth quarter of 2023. See Note 13, Restructuring, to our audited consolidated financial statements included elsewhere in this Annual Report. We expect to achieve annual cash savings of approximately $75.0 million to $85.0 million in 2024, of which approximately $35.0 million is expected to result from the reduction in workforce, and which excludes any one-time charges primarily associated with the workforce reduction.

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

Our Strategy

Our goal is to remain the leading biopharmaceutical company developing and commercializing microbiome therapeutics to address significant unmet medical needs. We intend to focus in the near term on the commercialization of VOWST in the United States and the completion of the SER-155 Phase 1b study. Additionally, we continue to advance our differentiated microbiome drug discovery, development and manufacturing platforms and capabilities.

Advancing our Programs

•
Supporting the commercialization of VOWST in the United States. VOWST was approved by the FDA in April 2023 and is the first and only orally administered microbiome therapeutic to prevent the recurrence of CDI in patients 18 or older following antibacterial treatment for recurrent CDI. In close collaboration with Nestlé, we have scaled our healthcare provider education efforts, worked to create a positive customer experience with faster and higher conversion of enrollments to new patient starts, and continued to establish payer coverage. Since the FDA approval of VOWST, Nestlé commercial customer facing field teams have been promoting VOWST and generating healthcare provider demand, including significant presence at both IDWeek and the American College of Gastroenterology, or ACG, meetings in October 2023. Nestlé’s 170 field sales representatives promoting VOWST are divided into two teams, comprised of 150 gastroenterology representatives and 20 hospital/infectious disease representatives. In addition, the production of VOWST commercial supply enabled a strong commercial launch within weeks of FDA approval and we continue to make progress expanding commercial-scale production of VOWST to prepare for anticipated future market demand.
•
Completing the SER-155 Phase 1b study and maximizing the opportunity in Infection Protection. We believe that the scientific and clinical data from our SER-109 program validate our Infection Protection approach of using microbiome therapeutics to decolonize pathogens and modulate host function to reduce and prevent infections. Infection Protection may be replicable across different bacterial pathogens to develop microbiome therapeutics with the potential to protect a range of medically compromised patients from infections. We are evaluating SER-155 in a Phase 1b study in patients receiving allo-HSCT in an effort to reduce incidences of gastrointestinal infections, resulting bloodstream infections and GvHD. In December 2023, we received Fast Track Designation for SER-155 to reduce the risk of infection and GvHD in patients undergoing allo-HSCT. Enrollment in the placebo-controlled cohort 2 portion of the study is ongoing, and the cohort 2 data readout is anticipated in the third quarter of 2024.
•
Advance research and development activities supported by partnerships. Data from our SER-287 Phase 2b study and the first cohort of subjects from our SER-301 Phase 1b study in patients with mild-to-moderate UC suggest that the pharmacodynamic effects observed for SER-287 and SER-301 were greater in a subset of patients with IBD. Based on these results, we continue to advance research and development activities supported by partnerships to evaluate the potential to utilize biomarker-based patient selection and stratification in future clinical development efforts in IBD. In October 2023, we were awarded a $500,000 grant from the Crohn’s & Colitis Foundation to leverage our clinical results and biological mechanism insights to functionally characterize subpopulations and to define associated biomarkers for IBD patient selection and stratification of patients where the gastrointestinal microbiome plays an active role in inflammation and could be modified to reduce colitis. Our preclinical studies conducted to date, have recapitulated the patient subpopulation observations from the previously run trials and progressed associated biomarker delineation.

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

Our Microbiome Therapeutics Platform

We have developed the leading reverse translational microbiome therapeutics platform and knowledge base which we believe enables us to apply our capabilities to efficiently identify, manufacture and develop novel microbiome therapeutics for serious human diseases. We use a reverse translational discovery platform that incorporates analysis of microbiome biomarkers from human clinical data and preclinical assessments using human cell-based assays and in vitro/ex vivo and in vivo disease models. Specifically, we start with data sets from healthy subjects and subjects with disease, or being treated for a disease, to delineate at high-resolution the profile of the microbiome (composition and function) and the physiological state of subjects to identify specific microbiome and host signatures that associate with disease or the onset of disease. These in-human insights on how different microbe species and strains and microbe-associated metabolites, genes, or peptides are associated with disease along with how these microbes and metabolites directly or indirectly modulate disease-relevant functional pathways in the host are leveraged in preclinical drug design and development.

Our discovery process begins with human data derived from clinical trials and cohort studies, which we use as a basis for target identification and the design of our microbiome therapeutic candidates. We compare healthy, normal colonic microbiomes to those in an unhealthy disrupted or disease state, revealing the ecological, compositional and functional differences between various states of disease and during the transition from health to disease or vice versa. Specifically, we utilize clinical data sets combined with advanced data sciences and microbiome analytics to identify microbiome signatures of disease at the resolution of specific species and strains, metabolites, or genes that are associated with disease states. These microbiome biomarkers are associated with host signatures and biomarkers of disease to identify drug targets for our microbiome therapeutics. Our clinical data from the VOWST (developed as SER-109), SER-301, and SER-155 programs, and microbiome data generated with external collaborators, serve to instruct us on how the introduction of certain keystone microbes have the potential to restructure the microbiome and modulate the metabolic state of the gut to shift it to a non-disease state.

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

Our proprietary strain library of bacterial isolates from healthy donors and patients enables us to translate microbiome biomarker insights into defined consortia of bacteria. The strain library contains bacterial species isolated from individuals that are either healthy or that have a disease. We have developed extensive isolation and cultivation know-how. The strain library contains a majority of the Human Microbiome Project’s “most wanted” and many novel species we do not believe are described in other databases or the scientific literature. The functional properties of strains are characterized using proprietary in vitro and ex vivo human cell-based assays as well as full-genome sequences and genome functional annotation. Functional characterization of target strains includes properties such as how the bacteria interact with human colonic epithelial cells and human immune cells. We also seek to understand how these microbes improve the health of barrier cells in the gut and how they may impact immune responses.

We select bacteria from our library with specific predicted properties using novel algorithms for in silico functional design and optimization and grow the compositions in the lab to be tested both in vitro/ex vivo models as delineated above and in in vivo animal models. Our animal models include conventional mice, germ-free mice, and “humanized avatar” mice that possess only bacteria derived from humans; these models were developed to minimize confounding variables presented by model organism microbes. Data from our in vitro/ex vivo and in vivo screens are analyzed and used to optimize compositional designs; introducing new bacterial strains and optimizing existing strains until we identify a lead composition with the desired profile and that is suitable for clinical testing.

Finally, we manufacture the bacterial composition under current Good Manufacturing Practices, or cGMP, or similar foreign requirements, which are required by FDA and European regulators. We believe our unique manufacturing capacities position us to exploit the insights of our proprietary human data and the novel biology of species and strains that have not previously been used for therapeutics. We have optimized fermentation conditions to generate spores and enhance bacterial yields in anaerobic fermentation and have in-house capabilities to formulate both spores and live non-spore bacteria. Our manufacturing facility in Cambridge, Massachusetts was designed to be fit-for-purpose and is highly differentiated compared to the offerings of commercial contract research organizations. We have secured additional capacity, designed to our specifications, via contract manufacturing organizations, or CMOs, to ensure adequate supply for VOWST and other potential commercial products. We addressed quality control requirements for VOWST using proprietary microbiological assays to assess the identity, potency, and purity of the final product.

Taken together, we believe our platform, spanning drug discovery, preclinical translation, and novel manufacturing and quality control approaches, has enabled a field leading pipeline across a range of therapeutics areas.

Disease Overview and Our Product Pipeline

We believe our microbiome therapeutic product and product candidates represent a novel approach with potential application across a broad range of human diseases. Our first drug, VOWST, was approved by the FDA on April 26, 2023, to prevent recurrence of CDI in patients 18 or older following antibacterial treatment for recurrent CDI. VOWST is the first orally administered microbiome therapeutic approved by the FDA. We launched VOWST in the United States with our collaborator, Nestlé, in June 2023. Building upon VOWST, we are developing novel microbiome therapeutics, such as SER-155, to specifically target infections and antimicrobial resistance. We are evaluating SER-155 in a Phase 1b study in allo-HSCT recipients in an effort to reduce incidences of gastrointestinal infections, resulting bloodstream infections and GvHD. SER-155, an oral microbiome therapeutic candidate consisting of a consortium of cultivated bacteria, is designed to prevent enteric-derived infections and resulting blood stream infections, as well as induce immune tolerance responses to reduce the incidence of GvHD in patients undergoing allo-HSCT. In December 2023, we received Fast Track Designation for SER-155 to reduce the risk of infection and GvHD in patients undergoing allo-HSCT. Enrollment in the placebo-controlled cohort 2 portion of the study is ongoing, and the cohort 2 data readout is anticipated in the third quarter of 2024.

We have progressed additional preclinical stage programs to evaluate whether microbiome therapeutics may reduce the incidence of infection in indications such as chronic liver disease, cancer neutropenia, solid organ transplant, and AMR infections more broadly in high-risk settings such as intensive care units. Additional efforts in the early-stage portfolio are focused on the SER-301 program in IBD and programmatic objectives that are supported through a partnership with CCF. These efforts aim to leverage our clinical results and biological mechanism insights to functionally characterize patient subpopulations and to define associated biomarkers for IBD patient selection and stratification of patients where the gastrointestinal microbiome plays an active role in inflammation and could be modified to reduce colitis. In addition, we continue to leverage microbiome pharmacokinetic and pharmacodynamic data from across our clinical and preclinical portfolios, using our reverse translational microbiome therapeutic development platform to prioritize future drug targets and opportunities for combination therapies across various indications, including inflammatory and immune diseases, cancer, and metabolic diseases.

CDI Overview and VOWST

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

The Centers for Disease Control and Prevention, or CDC, has identified C. difficile as one of the top three most urgent antibiotic-resistant bacterial threats in the United States. It is the most common cause of hospital acquired infection in the United States, having overtaken MRSA. CDI is responsible for the deaths of over 20,000 Americans each year. During 2023, we estimated that there would be approximately 459,000 cases of primary CDI and 156,000 incidences of recurrent CDI within the United States. CDI is also costly to the healthcare system. According to a study published in Clinical Infectious Diseases, the economic burden of CDI in 2008 in U.S. acute care facilities alone was estimated to be as much as $4.8 billion. In addition, the average recurrent CDI treatment cost in the U.S. is estimated to be $34 thousand per patient, comprising mostly (88%) hospital-related costs (Rodrigues Infect Control Hosp Epidemiol 2017). The national incidence of CDI remains high despite declining from 476,000 in 2011 to 462,000 in 2017 (Guh, New England Journal of Medicine 2020). Further, according to a 2014 article in the American Journal of Infection Control, from 2001 to 2010, incidence of CDI per 1,000 patients discharged increased from 4.5 to 8.2 with an average hospital stay of eight days. Due to suboptimal approaches to treatment, patients with primary CDI have an approximate 20% - 25% change of recurrent infection increasing to greater than 40% after the first recurrence (Gerding, CID 2018; Lashner ACG 2020; Dubberke CID 2018).

Current and developing treatment alternatives and their limitations

Antibiotics. According to the Infectious Disease Society of America, or IDSA, guidelines, the current standard of care for primary CDI is to treat with antibiotics, such as fidaxomicin or vancomycin. While fidaxomicin is indicated for the treatment of C. difficile-associated diarrhea, it does not have a label claim to reduce or prevent CDI recurrence. No antibiotic therapeutics are currently approved for the prevention of recurrent CDI.

Prevention of recurrent CDI, defined as the presence of diarrhea and a positive C. difficile stool assay within two to eight weeks following the initial episode, is not well addressed by any of the available antibiotics. The risk of recurrent CDI increases to greater than 40% after the first recurrence. In extreme cases, patients may be treated continuously for years with vancomycin.

Antibiotics have two major limitations: they have no effect on the spores that germinate in a disrupted microbiome and their use can exacerbate microbiome disruption, resulting in increased risk of future CDI. Research in animal models has shown that antibiotic use not only eliminates many healthy bacteria in the GI tract, but also leads to the release of nutrients that facilitate the growth of C. difficile. Antibiotics have also been shown to change the ratio of primary versus secondary bile acids in the colon by killing bacteria required to metabolize bile acids. This shift to a predominance of primary bile acids further facilitates the growth of C. difficile, as it requires primary bile acids for germination of its spores. As a result, antibiotic use may induce a lasting microbiome disruption that makes it possible for C. difficile to colonize a person and then cause, or further perpetuate, disease.

Fecal microbiota transplantation. FMT, also known as a stool transplantation, is a procedure during which donated stool, including fecal microbes, is typically instilled via colonoscopy into a patient with recurrent CDI. FMT presents several challenges for effective treatment of the disease. FMT has the potential to transmit infectious or allergenic agents between hosts, involves the transmission of hundreds of unknown strains of bacteria, fungi, viruses and potentially parasites from donor to subject, and is difficult to perform on a mass scale. In November 2019 the FDA held a public hearing to obtain input on the use of FMT to treat CDI not responsive to standard therapies. Presentations were made by the academic community and development companies regarding the current and future use of FMT. In January 2020, we submitted comments to the docket for the meeting that recommended: 1) increased scrutiny and regulation of unapproved, commercially available FMT that does not comply with IND requirements; 2) implementation of guidance for establishing safety of source materials for all microbiome products; and 3) safety and efficacy of all microbiome products to reduce recurrent CDI must be based on adequate and well controlled clinical trials including accurate assurance of diagnosis of the disease state – specifically toxin testing.

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

VOWST

VOWST (developed as SER-109) was approved by the FDA on April 26, 2023, to prevent recurrence of CDI in individuals 18 years of age or older following antibacterial treatment for recurrent CDI. VOWST is the first FDA-approved orally administered microbiome therapeutic, and consists of a consortium of purified Firmicutes spores designed to prevent recurrent CDI in patients with a history of CDI by modulating the microbiome to a state that resists C. difficile germination and growth. The VOWST manufacturing purification process is designed to remove unwanted microbes in an effort to reduce the risk of pathogen transmission beyond donor screening alone. We estimated that there were approximately 156,000 recurrent CDI cases in the United States during 2023.

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

The key factors include:

•
The diagnostic test for entry may not have differentiated subjects with active CDI disease from those with other disease but who had C. difficile carriage (e.g., irritable bowel disease);
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

The study also examined the pharmacokinetics (i.e., drug bacterial species engraftment) and pharmacodynamics (i.e., metabolic changes) following SER-109 dosing. The data demonstrate that SER-109 administration resulted in the rapid and durable engraftment of SER-109-derived bacterial species into the gastrointestinal tract as soon as one week following dosing, and that this engraftment was maintained at subsequent timepoints evaluated, including at the eight-week timepoint corresponding to the study’s primary endpoint and the 24-week safety follow-up timepoint. The presence of SER-109 bacterial species was significantly greater (p<0.001) in SER-109 treated patients than in placebo patients at all timepoints evaluated. Significant differences were maintained in predefined subpopulation analyses of age and antibiotic use. We utilized advanced microbiome biomarker analytics and proprietary genomic reference datasets to identify, at a resolution of bacterial species, the gastrointestinal microbiome signatures associated with SER-109 engraftment.

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

ECOSPOR IV was an open-label single-arm study evaluating SER-109 in 263 adult subjects with recurrent CDI. The safety results observed in ECOSPOR IV through 24 weeks showed that SER-109 was well tolerated, consistent with the safety profile observed in the prior completed Phase 3 study, ECOSPOR III. The ECOSPOR IV study results contributed to the SER-109 safety database and supported product approval. These data were published in the JAMA Network Open in February 2023.

Sales and Marketing

In July 2021, we entered into an agreement with NHSc Pharma Partners, succeeded by NHSc Rx License GmbH, or, together with Société des Produits Nestlé S.A, Nestlé, to jointly commercialize VOWST in the United States and Canada. Under the terms of the agreement, Nestlé assumed the role of lead commercialization party. We received an upfront license payment of $175 million in July 2021 and an additional $125 million in May 2023 following FDA approval of VOWST. The agreement also includes sales target milestones which, if achieved, could total up to $225 million. We were responsible for development and pre-commercialization costs in the United States. Following first commercial sale of VOWST, which occurred on June 2, 2023, we are entitled to share equally in its commercial profits and losses.

During the year ended December 31, 2023, Nestlé reported 1,284 VOWST units sold and $19.6 million in net sales, reflecting an estimated gross-to-net reduction of 13%, primarily due to returns reserve, prompt payment discounts, statutory discounts and rebates, and commercial rebates. The total collaboration loss for the year ended December 31, 2023 was $37.7 million. We record our 50% share of the collaboration loss, which includes commercial and medical affairs expenses incurred by us, on a net basis. Accordingly for the year ended December 31, 2023, our share of the VOWST net loss was $18.9 million.

As part of the commercialization of VOWST, we are closely monitoring the launch and focusing on a number of quantitative metrics. VOWST became commercially available in early June 2023. Broad demand for VOWST has been observed across both recurrent patients and healthcare providers since June 2023 (metrics noted below are based on data provided by Nestlé through December 31, 2023):

•
Fourth quarter completed prescription enrollment forms received for VOWST were 1,322; of those 1,082 resulted in new patient starts by year-end 2023;
•
From launch through year-end 2023, there were 2,833 completed prescription enrollment forms received for VOWST; of those 2,015 resulted in new patient starts by year-end 2023;
•
In 2023, prescription enrollment forms were submitted by approximately 1,330 unique healthcare providers, or HCPs, since launch, with approximately 65% from gastroenterology and the remainder from other specialties; approximately 340 HCPs have prescribed VOWST to more than one patient; and
•
VOWST demand has been observed across the recurrent CDI patient pool, including first recurrence, which is the largest recurrent CDI patient segment.

In close collaboration with Nestlé, we have scaled our HCP education efforts, worked to create a positive customer experience with faster and higher conversion of enrollments to new patient starts, and continued to establish payer coverage. Since the FDA approval of VOWST, Nestlé commercial customer facing field teams have been promoting VOWST and generating healthcare provider demand, including significant presence at both IDWeek and the American College of Gastroenterology, or ACG, meetings in October 2023. IDWeek and ACG are two of the largest infectious disease and gastroenterology conferences. Nestlé’s 170 field sales representatives promoting VOWST are divided into two teams, comprised of 150 gastroenterology representatives and 20 hospital/infectious disease representatives.

The VOWST Voyage Support Program, or VOWST Voyage, was launched upon VOWST FDA approval to provide treatment and financial support for eligible patients. The VOWST Voyage staff work with healthcare providers and patients to convert patient enrollments into new patient starts and provide a robust high-touch customer experience.

Nestlé’s payer field team continues to engage payers to build coverage, which would enable eligible patients to have access to VOWST as quickly and efficiently as possible. The team has been reinforcing what we believe to be a compelling value proposition for VOWST and is actively engaged with the three largest pharmacy benefit managers. In 2023, payers issued policies for VOWST coverage across plans representing 80% commercial and 54% Medicare Part D covered lives. Approximately 56% of the 1,082 fourth quarter new patient starts are being reimbursed through the patient's drug benefit.

We are investing in patient financial assistance to increase access to VOWST for patients with affordability challenges due to co-pays or other cost sharing requirements imposed on them by their insurer after the prescription has been approved. We believe that providing this type of patient access early on will contribute to a positive patient and provider experience, thus increasing demand over time. In terms of free drug utilization, we saw approximately 46% of 2023 new patient starts dispensed via our free drug programs, mostly for Medicare patients. We expect utilization of these programs to drop when the benefit design changes contained in the Inflation Reduction Act, which address patient cost sharing requirements in Medicare Part D plans, go into effect in 2025.

Infection Protection and SER-155

We believe that the scientific and clinical data from our SER-109 program validate our novel approach of using microbiome therapeutics to decolonize pathogens, with the potential to reduce the rate of infections in medically compromised patients. Data from the SER-109 ECOSPOR III and ECOSPOR IV Phase 3 trial published in the New England Journal of Medicine (Feuerstadt et al., 2022) and Journal of the American Medical Association (Sims et al., 2023) suggest that microbiome therapeutics have the potential to restructure the gut microbiome and shift the gut metabolic landscape. Additional data show that SER-109 rapidly reduced the abundance of bacteria associated with common antibiotic resistance genes, or ARGs, and reduced ARG abundance in the gut (Straub et al., 2023). Collectively, we believe these data suggest the potential for microbiome therapeutics to restore colonization resistance and ultimately to reduce infections and antimicrobial resistance. We believe this Infection Protection approach may be replicable in protecting a range of medically compromised patients from infections seeded by the gut microbiome and resulting downstream clinical sequelae. We believe this approach may also enable us to reduce antimicrobial resistant infections, which the World Health Organization declared as a top ten global public health threat facing humanity.

We are evaluating SER-155 in a Phase 1b study in allo-HSCT recipients in an effort to reduce incidences of gastrointestinal infections, resulting bloodstream infections and GvHD. SER-155, an oral microbiome therapeutic candidate consisting of a consortium of cultivated bacteria, is designed to prevent enteric-derived infections and resulting blood stream infections, as well as induce immune tolerance responses to reduce the incidence of GvHD in patients undergoing allo-HSCT. SER-155 was designed using our reverse translational microbiome therapeutics development platform and the rationale for this program is based in part on published clinical evidence from our collaborators at Memorial Sloan Kettering Cancer Center showing that allo-HSCT patients with decreased diversity of commensal microbes and pathogen domination in the gastrointestinal tract were significantly more likely to die due to infection and/or lethal GvHD (Peled et al., 2020). In December 2023, we received Fast Track Designation for SER-155 to reduce the risk of infection and GvHD in patients undergoing allo-HSCT.

The SER-155 Phase 1b study is designed to include approximately 70 patients in both an open-label (cohort 1) and a randomized, double-blind, placebo-controlled cohort (cohort 2) that will evaluate safety and tolerability before and after HSCT. Additionally, the engraftment of SER-155 bacteria (a measure of pharmacokinetics) and gastrointestinal pathogen domination, as well as the rates of enteric-derived infections and resulting blood stream infections, and GvHD will be evaluated.

Cohort 1 included 13 subjects who received any dosing of the SER-155 regimen, with 11 of these subjects subsequently receiving an allo-HSCT. Nine subjects had evaluable samples for microbiome data analysis. Gastrointestinal microbiome data from the first 100 days of cohort 1 showed the successful engraftment of SER-155 bacterial strains, and a substantial reduction in the cumulative incidence of pathogen domination as compared to a reference cohort of patients, a biomarker associated with the risk of serious enteric infections and resulting bloodstream infections as well as GvHD. The tolerability profile observed was favorable, with no serious adverse events attributed to SER-155 administration. We believe these initial SER-155 Phase 1b study results provide encouraging evidence to support further development of SER-155 to potentially reduce enteric-derived infections, resulting bloodstream infections, and GvHD in individuals undergoing allo-HSCT for cancers and other serious conditions. Study data from cohort 1 suggest that SER-155 administration results in significantly lower incidence rates of gastrointestinal dominations with pathogens of clinical concern, such as Enterococcaceae, Enterobacteriaceae, Streptococcaceae, and Staphylococcaceae.

Enrollment of cohort 2 is ongoing, incorporating a randomized, double-blinded placebo-controlled design to further evaluate safety, engraftment, and incidence of gastrointestinal ESKAPE microbiome pathogen domination, as well as the incidence of enteric infections, enteric driven blood stream infections, and GvHD. Cohort 2 subjects are administered either SER-155 or placebo at a 1:1 ratio. The study is being conducted at a number of leading cancer centers across the U.S. The cohort 2 data readout is anticipated in the third quarter of 2024.

Irritable Bowel Disease and Ulcerative Colitis

UC, a form of IBD, is a relapsing-remitting chronic inflammatory disorder affecting the mucosal surface of the colon, leading to episodes of bloody diarrhea, urgency and mucosal inflammation (Danese and Fiocchi, 2011), which generally begins in young adulthood and endures for life. The incidence of UC is rising worldwide, and the prevalence of the disease is highest in the United States, Canada, and Europe. In the United States alone, the prevalence of UC is estimated to be 378 per 100,000, or approximately 1.25 million Americans (Lewis et al., 2023). The severity, extent, and duration of disease are also risk factors for developing colon cancer, which occurs at a rate as high as 0.5-1.0% per year, an important complication given the young age at which the disease strikes. Patients with UC also experience increased risk of CDI and primary sclerosing cholangitis, compared to the general population (Dlalal & Allegretti, 2022).

Currently, patients with UC require life-long therapy. Current medical therapies for the treatment of UC suppress the immune system rather than target reducing the triggers of immune activation and promoting immune tolerance. We believe there remains an unmet need for safer agents with novel non-immunosuppressive mechanisms of action. Moreover, alternative therapy is needed for patients with UC who experience frequent flares, are intolerant to the aminosalicylate class of medication, or where there are safety concerns relating to the use of immunomodulator or steroid therapy.

Current therapeutic approaches in IBD do not address the potential role of microbiome disruption in causing or aggravating disease in IBD. However, not all patients with IBD present with microbiome disruption; many patients with IBD demonstrate comparable taxonomic and functional microbiome diversity to healthy subjects (Lloyd-Price 2019). Similarly, pre-clinical models have shown that microbiomes from patients with IBD drive variable immune responses, with only a subset of microbiomes resulting in inflammation (Hart et al. 2017; Britton et al. 2019). These data suggest that the microbiome may play a role in a subset of subjects with IBD.

Data from our SER-287 Phase 2b study and the first cohort of subjects from our SER-301 Phase 1b study in patients with mild-to-moderate UC suggest that the pharmacodynamic effects observed for SER-287 and SER-301 were greater in a subset of patients with IBD. Based on these results, we continue to advance research and development activities supported by partnerships to evaluate the potential to utilize biomarker-based patient selection and stratification in future clinical development efforts in IBD. In October 2023, we were awarded a $500,000 grant from the Crohn’s & Colitis Foundation, or CCF, to leverage our clinical results and biological mechanism insights to functionally characterize subpopulations and to define associated biomarkers for IBD patient selection and stratification of patients where the gastrointestinal microbiome plays an active role in inflammation and could be modified to reduce colitis. Our preclinical studies conducted to date, have recapitulated the patient subpopulation observations from the previously run trials and progressed associated biomarker delineation.

Manufacturing

Donor-derived product candidates

VOWST is a purified consortium of Firmicutes spores produced through a process of separation and purification from a natural human stool source, obtained from qualified, highly screened donors. The donor raw material is collected in a controlled setting, under a protocol that is designed to ensure that donors meet appropriate qualification criteria.

We operate two in-house stool donation centers in Irvine, California and Tempe, Arizona. Donors are required to be in good health, and to possess a medical history that minimizes the risk of exposure to and transmission of an infectious disease. Donors are tested for infectious agents and screened for GI and other relevant health factors. We have also established an internal Clinical Laboratory Improvement Amendments, or CLIA, and College of American Pathologists, or CAP, certified medical laboratory to support this screening, including high-throughput automated testing systems. Donors are monitored for health status changes on an ongoing basis throughout the donation period. At periodic intervals, and at the end of the donation period, the qualification assessment is repeated to help ensure the donor has maintained their health status. After successful completion of a periodic or exit screening, donations are released for use in manufacturing.

We initially process the donor material in our in-house Cambridge manufacturing facility, and then transfer the process intermediate to our partner CMO, GenIbet BioPharmaceuticals, SA, or GenIbet (acquired by Recipharm in February 2022), to further isolate and concentrate VOWST for finishing to the oral capsule dosage form. The manufacturing process includes processes to inactivate and clear potential adventitious agents, to help ensure product safety. The purified drug substance is tested for identity and potency, and subsequently formulated into drug product where it is tested for identity, potency, purity, and pharmaceutical properties. The final drug product oral dosage form is four capsules daily for 3-days. Steps are specifically built into the process to remove and kill non-spore microbes. We have conducted validation studies demonstrating the ability of the process to inactivate and clear any potential extraneous pathogens of concern. We have validated the commercial manufacturing process and successfully completed pre-approval inspections conducted by the FDA. We believe we will be able to produce sufficient commercial supply of VOWST to meet estimated demand in the United States using donations from a modest number of donors.

Commercial product supply for the initial phase of U.S. commercial launch is being produced at our Cambridge manufacturing facility and further processed at GenIbet. In November 2021, we entered into a collaboration with Bacthera to manufacture VOWST to expand upon our existing capabilities for commercial product supply to meet anticipated demand in later years. Under the terms of the agreement, Bacthera is constructing a dedicated full-scale production suite for us at Bacthera’s Microbiome Center of Excellence in Visp, Switzerland, which is substantially complete, and is intended to provide manufacturing services for VOWST. Following final completion of the facility, we will initiate technology transfer and certain process qualification and validation activities prior to commencement of commercial manufacturing.

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

We currently have a 10,000 square foot cGMP manufacturing facility at one of our Cambridge, Massachusetts locations where we conduct cGMP manufacture of therapeutic candidates to support drug substance and drug product for early phase and small-scale clinical supplies and with the ability to perform both drug substance and drug product manufacturing for early and late-phase clinical development and at larger scales of operation. We may establish further manufacturing facilities that will serve late-phase clinical and commercial supply for our product candidates. We may do this by expanding our current facilities, or by purchasing or building additional facilities. We also use contract manufacturing and testing organizations to supplement our internal capacity.

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

Long Term Manufacturing Agreement with Bacthera

In November 2021, we entered into a Long Term Manufacturing Agreement with BacThera AG, or Bacthera, a joint venture between Chr. Hansen and a Lonza Group affiliate, which was amended on December 14, 2022, or the Bacthera Agreement. The Bacthera Agreement governs the general terms under which Bacthera, or one of its affiliates, will (i) construct a dedicated full-scale production suite for us at Bacthera’s Microbiome Center of Excellence in Visp, Switzerland, which is substantially complete; and (ii) provide manufacturing services to us for our VOWST product and other products, as agreed to by both parties.

GenIbet Supply Agreement

In September 2015, we entered into a Supply Agreement, or the Supply Agreement, with GenIbet BioPharmaceuticals, SA (acquired by Recipharm in February 2022) to provide certain manufacturing and supply services to us for our product candidates for purposes of conducting clinical trials and supporting commercial supply. In March 2023, the term of the Supply Agreement was extended through June 30, 2024.

Indebtedness

Loan and Security Agreement with Hercules

In October 2019, we entered into a loan and security agreement, or the Hercules Loan Agreement, with Hercules Capital, Inc., or Hercules, pursuant to which a term loan facility in an aggregate principal amount of up to $50.0 million, or the Original Credit Facility, was available to us in three tranches, subject to certain terms and conditions. We received the first tranche of $25.0 million upon signing the agreement on October 29, 2019, but did not borrow either of the second two tranches, which were available at different times upon Hercules’ approval until June 30, 2021.

In April 2020, we entered into an amendment to the Hercules Loan Agreement, or the First Amendment, permitting us to enter into a promissory note under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Stability Act. In February 2022, we entered into a Second Amendment to the Original Credit Facility (as amended by the First Amendment), or the Hercules Credit Facility, pursuant to which a term loan facility in the amount of $100.0 million became available to us in five tranches including the first tranche of $25.0 million previously drawn under the Original Credit Facility, subject to certain terms and conditions. The Hercules Credit Facility was repaid on the Oaktree Closing Date (as defined below).

Oaktree Credit Agreement

On April 27, 2023, or the Oaktree Closing Date, we entered into the Oaktree Credit Agreement, among the Company, the subsidiary guarantors from time to time party thereto, the Oaktree Lenders, and Oaktree Fund Administration, LLC, in its capacity as administrative agent for the Oaktree Lenders (in such capacity, the “Agent”). The Oaktree Credit Agreement establishes a term loan facility of $250.0 million, consisting of (i) $110.0 million, or the Tranche A Loan, funded on the Oaktree Closing Date, (ii) $45.0 million, or the Tranche B Loan, that the Company may borrow subject to certain conditions, (iii) $45.0 million, or the Tranche C Loan, that the Company may borrow subject to certain conditions, and (iv) $50.0 million, or the Tranche D Loan, available in Oaktree’s sole discretion. The Tranche B Loan may be drawn by the Company until September 30, 2024, if VOWST net sales for the trailing six consecutive months are at least $35 million and at least 4.5% greater in the calendar quarter prior to the Applicable Funding Date (as defined in the Oaktree Credit Agreement) over the calendar quarter immediately preceding it. The Tranche C Loan may be drawn until September 30, 2025, if VOWST net sales for the trailing 12 consecutive months are at least $120 million and at least 4.5% greater in each of the two calendar quarters prior to the Applicable Funding Date relative, in each case, to the calendar quarter immediately preceding it. The Oaktree Term Loan has a maturity date of April 27, 2029, or the Oaktree Maturity Date. Of the $110.0 million Tranche A Loan advanced by the Lenders at closing, approximately $53.4 million repaid our existing credit facility with Hercules. After deducting other transaction expenses and fees, we received net proceeds of approximately $50.4 million.

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

Competition

The development and commercialization of new drug and biologic products is highly competitive and is characterized by rapid and substantial technological development and product innovations. We face competition with respect to VOWST and our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. We are aware of a number of large pharmaceutical and biotechnology companies, as well as smaller, early-stage companies, that are pursuing the development of products, including microbiome therapeutics, and disease indications we are targeting. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

The key competitive factors affecting the success of VOWST and the product candidates that we develop, if approved, are likely to be their efficacy, safety, convenience, price, the level of competition and the availability of reimbursement from government and other third-party payors.

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
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP regulations, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and potential inspection of selected clinical investigation sites to assess compliance with GCPs; and
•
FDA review and approval of the BLA prior to any commercial marketing, sale or shipment of the product.

Preclinical and Clinical Trials

Once a product candidate is identified for development, it enters the preclinical testing stage. Preclinical studies include laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, certain of which must be conducted in accordance with GLP requirements. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational drug to humans. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Submission of an IND may result in the FDA not allowing clinical trials to commence or not allowing clinical trials to commence on the terms originally specified in the IND. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development, and the FDA allows the trial to proceed, either explicitly or implicitly by not objecting, before each clinical trial can begin.

Clinical trials involve the administration of the product candidate to human subjects under the supervision of qualified investigators in accordance with GCPs, which include among other things, the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol must be submitted to the FDA as part of the IND. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the drug, findings from animal or in vitro testing suggesting a significant risk to humans exposed to the drug, and any clinically important increased rate of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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
•
Phase 3 — The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product labeling.

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

In addition, the Pediatric Research Equity Act, or PREA, requires a sponsor to conduct pediatric clinical trials for most drugs and biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original BLAs and certain supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is deemed safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the candidate is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

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

Before approving a BLA, the FDA will typically inspect the facility or the facilities at which the biologic product is manufactured and will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA may inspect one or more clinical sites to assure that such trials were conducted in compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates a BLA and conducts any inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL usually describes the specific deficiencies in the BLA identified by the FDA and may require additional clinical data, including additional clinical trials, or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a CRL is issued, the sponsor must resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval.

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

Any product candidate submitted to the FDA for approval, including a product candidate with Fast Track or Breakthrough Therapy designation, may also be eligible for additional FDA programs intended to expedite the review process, including Priority Review designation. A BLA is eligible for Priority Review if the product candidate has the potential to provide a significant improvement in safety or effectiveness in the treatment, diagnosis or prevention of a serious disease or condition. For original BLAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (as compared to ten months under standard review).

Additionally, depending on the design of the applicable clinical trials, product candidates are eligible for accelerated approval if they can be shown to have an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality which is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Accelerated approval is usually contingent on a sponsor’s agreement to conduct confirmatory studies to verify and describe the product’s clinical benefit, and the FDA may require that such studies be underway before granting any accelerated approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory studies in a timely manner or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

A biological product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of existing periods of regulatory exclusivity protection or patent terms, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity during which the FDA may not approve any other applications to market the same therapeutic agent for the same disease or condition, except in limited circumstances, such as a subsequent product’s showing of clinical superiority over the product with orphan exclusivity or where the original applicant cannot produce sufficient quantities of product for the applicable disease or condition. Competitors, however, may receive approval of different therapeutic agents for the disease or condition for which the orphan product has exclusivity or obtain approval for the same therapeutic agent for a different disease or condition than that for which the orphan product has exclusivity. Further, if a designated orphan product receives marketing approval for a disease or condition broader than the rare disease or condition for which it received orphan designation, it may not be entitled to orphan exclusivity.

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

Non-clinical studies are performed to demonstrate the health or environmental safety of new biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice, or GLP, as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products, e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use, or ICH, guidelines on Good Clinical Practices, or GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Additional GCP guidelines from the European Commission, focusing in particular on traceability, apply to clinical trials of advanced therapy medicinal products, or ATMPs. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

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

While the EU Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

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

Marketing Authorizations

In the EU, medicinal products can only be placed on the market after obtaining a marketing authorization, or MA. To obtain regulatory approval of an investigational biological product in the EU, we must submit a MA application, or MAA. The process for doing this depends, among other things, on the nature of the medicinal product.

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

Data and Marketing Exclusivity

In the EU, upon receiving a MA, reference medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity period prevents generic or biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of the market exclusivity period a generic or biosimilar MA can be submitted, and the innovator’s data may be referenced but no generic or biosimilar can be marketed in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The overall ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical or biological entity, and products may not qualify for data exclusivity.

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

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product may be designated as orphan if (1) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the product will be of significant benefit to those affected by the condition. The application for orphan drug designation must be submitted before the MAA. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers, protocol assistance, access to the centralized procedure, and are, upon grant of a MA, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year orphan market exclusivity period, the competent authorities cannot accept another MAA, or grant a MA, or accept an application to extend a MA for a similar product for the same indication. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan, or PIP. No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The ten-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, a MA may be granted to a similar product for the same indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant consents to a second orphan medicinal product application; or (iii) the applicant cannot supply enough orphan medicinal product.

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

Post-Approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of a MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance, or QPPV, who is responsible for the establishment and maintenance of that system, and oversees the safety profiles of medicinal products and any emerging safety concerns. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

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

Brexit and the Regulatory Framework in the United Kingdom

Since the end of the Brexit transition period on January 1, 2021, Great Britain (England, Scotland and Wales) has not been directly subject to EU laws, however under the terms of the Ireland/Northern Ireland Protocol, EU laws generally apply to Northern Ireland. The EU laws that have been transposed into United Kingdom, or UK, law through secondary legislation remain applicable in Great Britain. However, new legislation such as the CTR or in relation to orphan medicines is not applicable in Great Britain. The UK government has passed the Medicines and Medical Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, is the UK’s standalone medicines and medical devices regulator. Whilst Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder chooses to opt-out. After Brexit, companies established in the UK cannot use the centralized procedure and instead must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to commercialize products in the UK. A new international recognition framework has been in place from January 1, 2024, whereby the MHRA will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new GB MA.

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

In addition, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration, including waivers of co-payments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be liable for civil monetary penalties for each wrongful act. Moreover, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the Anti-Kickback Statute and civil False Claims Act, which can impose additional penalties associated with the wrongful act. One of the statutory exceptions to the prohibition is non-routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The Office of Inspector General of the Department of Health and Human Services emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient. Although this prohibition applies only to federal healthcare program beneficiaries, the routine waivers of copayments and deductibles offered to patients covered by commercial payers may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud.

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

To the extent that VOWST or any of our product candidates, once approved, are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or other transfers of value to healthcare professionals.

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

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In For example, the Budget Control Act of 2011, enacted in August 2011, among other things, included reductions of Medicare payments to providers, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, the American Rescue Plan Act of 2021 as signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s AMP.

More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical and biological products. Most recently, on August 16, 2022 the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated, and the impact of the IRA on the pharmaceutical industry cannot yet be fully determined. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Adoption of other new legislation at the federal, state, or foreign level could further limit reimbursement for pharmaceuticals, including our product candidates if approved.

Data Privacy and Security

We may also be subject to U.S. federal, state and foreign laws, regulations and standards governing the collection, use, access to, confidentiality, and security of health-related and other personal information, that could apply now or in the future to our operations or the operations of our partners. Numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations, govern the collection, use, disclosure, and protection of health-related and other personal information.

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

Human Capital

Employees

In November 2023, we announced the Restructuring Plan, which included a reduction in workforce of approximately 160 employees, or approximately 41% of our workforce. As of January 1, 2024, after the substantial implementation of the reduction in workforce in 2023, we had 233 full-time permanent employees. Thirty-nine employees work in administration, operations, and commercial and 194 work in research and development. None of our employees in the U.S. are currently represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

Talent Acquisition and Development

We consider the intellectual capital, skills and experience of our employees to be an essential driver of our business and key to our future prospects. We face intense competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities, governmental entities and other research institutions, and we believe that our future success will depend in large part on our continued ability to attract and retain highly skilled employees. To attract qualified applicants to our company and retain our employees, we offer a total rewards package consisting of base salary and cash target bonus targeting the 50th percentile of the market based on geography, a comprehensive benefit package and equity compensation for every employee. Annual cash bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. Any actual bonus payout is based on a combination of individual performance and corporate performance.

Diversity, Inclusion, and Belonging

As a microbiome therapeutics company developing a novel class of live biotherapeutic drugs, we believe that our long-term success and ability to deliver innovative, safe and effective medicines to patients requires a diverse and inclusive workforce. We value diversity at all levels of the organization and continue to focus on extending our diversity, equity and inclusion initiatives across our entire workforce, from: working with managers to develop strategies for fostering high performing teams from all backgrounds; to ensuring that we attract, develop and retain diverse talent from all backgrounds; to increasing awareness within our company of unconscious biases, and supporting all employees, including those who may be underrepresented in our company, industry or society, such as women, members of the LGBTQ community and people of color. In addition, we pride ourselves on an open culture that respects co-workers, values employees’ health and well-being and fosters professional development. We support employee growth and development in a variety of ways including with group training, individual mentoring and coaching, conference attendance and tuition reimbursement. Our management conducts annual employee engagement surveys and reports to our board of directors on human capital management topics, including corporate culture, diversity, equity and inclusion, employee development and retention, and compensation and benefits. Similarly, our board of directors regularly provides input on important decisions relating to these matters, including with respect to employee compensation and benefits, talent retention and development.

Our Corporate Information

We were incorporated in the State of Delaware in 2010 under the name Newco LS21, Inc. In October 2011, we changed our name to Seres Health, Inc., and in May 2015, we changed our name to Seres Therapeutics, Inc. Our principal executive offices are located at 101 Cambridgepark Drive, Cambridge, Massachusetts 02140 and our telephone number is (617) 945-9626. Our website address is www.serestherapeutics.com. The information contained in, or accessible through, our website does not constitute a part of this Annual Report on Form 10-K.

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

Since inception, we have incurred significant operating losses. Our net loss was $113.7 million for the year ended December 31, 2023, and $250.2 million for the year ended December 31, 2022. As of December 31, 2023, we had an accumulated deficit of $978.2 million. As noted elsewhere in this Annual Report on Form 10-K, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To date, we have financed our operations through the public offerings of our common stock, private placements of our common stock and preferred stock, payments under our collaboration agreements, and loan facility. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We have only had one product, VOWST, which was approved for marketing in the United States to prevent the recurrence of CDI in individuals 18 years of age and older following antibacterial treatment for recurrent CDI on April 26, 2023, and launched in June 2023. We have not completed development of any of our other product candidates, which we call microbiome therapeutic candidates, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future. While we plan to focus our investment on supporting commercialization of VOWST and on our SER-155 Phase 1b study in the near-term, our expenses may increase substantially in connection with our ongoing and future activities, particularly if and as we:

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

Based on our currently available cash resources and our current level of operations and cash flows for the 12-month period subsequent to the date of issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we will require additional funding prior to the end of 2024. Because the ability to obtain sufficient additional equity or debt financing with terms favorable or acceptable to us cannot be considered probable according to the applicable accounting standards because they are outside our control, there is substantial doubt about our ability to continue as a going concern for at least 12 months from the date that our consolidated financial statements for the year ended December 31, 2023 were issued.

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
•
the success of our Restructuring Plan announced in November 2023, which has been substantially implemented; and
•
the extent to which we acquire or invest in businesses, products and technologies, including entering into licensing or collaboration arrangements for product candidates.

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

Since our inception in October 2010, we have devoted substantially all of our resources to developing our clinical and preclinical program, building our intellectual property portfolio, developing our supply chain, planning our business, raising capital and providing general and administrative support for these operations. Other than with respect to VOWST, which was approved by the FDA in April 2023, we have not yet demonstrated our ability to obtain regulatory approvals. Moreover, with the recent approval of VOWST, we have limited experience in demonstrating our ability to manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, including for example, the impact of our Restructuring Plan announced in November 2023 and substantially implemented by December 31, 2023, many of which are beyond our control. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

VOWST and our product candidates are based on microbiome therapeutics, which is a novel approach to therapeutic intervention.

VOWST and our product candidates are based on microbiome therapeutics, a novel class of biological drugs, which are designed to treat disease by modulating the microbiome to restore health by repairing the function of a disrupted microbiome to a non-disease state. To our knowledge, VOWST is the first oral product based on this approach to receive FDA approval. We cannot be certain that our approach will lead to the development of additional approvable or marketable products or that we will be able to manufacture at commercial scale. Finally, the FDA or other regulatory authorities may lack experience in evaluating the safety and efficacy of novel product candidates based on microbiome therapeutics, which could result in a longer than expected regulatory review process, increase our expected development costs and delay or prevent commercialization of our product candidates.

Our reverse translational microbiome therapeutics platform relies on third parties for biological materials, including human stool. Some biological materials have not always met our expectations or requirements, and any disruption in the supply of these biological materials could materially adversely affect our business. For example, if any supplied biological materials are contaminated with disease organisms, we would not be able to use such biological materials. Although we have control processes and screening procedures, biological materials are susceptible to damage and contamination and may contain active pathogens. Improper storage of these materials, by us or any third-party suppliers, may require us to destroy some of our materials or products, which could delay the development or commercialization of VOWST or our product candidates.

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

Clinical trials must be conducted in accordance with the FDA and other applicable regulatory authorities’ legal requirements, regulations and guidelines, and remain subject to oversight by these governmental agencies and ethics committees or IRBs at the medical institutions where such clinical trials are conducted. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. These authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or applicable clinical trial protocols, adverse findings from inspections of clinical trial sites by the FDA or comparable foreign regulatory authorities, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to regulators, IRBs or ethics committees for reexamination, which may impact the costs, timing or successful completion of a clinical trial. Additional clinical trials or changes in our development plans could cause us to incur significant development costs, delay or prevent the commercialization of our product candidates or otherwise adversely affect our business.

In addition, many of the factors that cause, or lead to, the termination suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations.

In addition, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted with respect to clinical trials. For instance, the regulatory landscape related to clinical trials in the European Union, or EU, recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as contract research organizations, or CROs, may impact our developments plans.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, risky and may take many years. The scope and amount of clinical data required to obtain marketing approvals can vary substantially from jurisdiction to jurisdiction, and it may be difficult to predict whether a particular regulatory body will require additional or different studies than those conducted by a sponsor, especially for novel product candidates such as our microbiome therapeutic candidates. The FDA or foreign regulatory authorities may delay, limit, or deny approval to market our product candidates for many reasons, including: our inability to demonstrate that the clinical benefits of our product candidates outweigh any safety or other perceived risks; the regulatory authority’s disagreement with the interpretation of data from nonclinical or clinical studies; the regulatory authority’s requirement that we conduct additional preclinical studies and clinical trials; changes in marketing approval policies during the development period; changes in or the enactment of additional statutes or regulations, or changes in regulatory review process for each submitted product application; or the regulatory authority’s failure to approve the manufacturing processes or third-party manufacturers with which we contract. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission's proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council (not expected before early 2026) and may have a significant impact on the biopharmaceutical industry in the long term.

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

We have and may in the future seek Fast Track designation for some of our product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address unmet medical needs for this condition, the drug or biologic sponsor may apply for Fast Track designation. In December 2023, we received Fast Track designation for SER-155 to reduce the risk of infection and GvHD in patients undergoing allo-HSCT, and for SER-287 for the induction and maintenance of clinical remission in adults with mild-to-moderate UC. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. Once granted, Fast Track designation provides increased opportunities for sponsor meetings with the FDA during preclinical and clinical development, and a BLA submitted for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

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

Prior to receiving FDA approval for VOWST, we received Breakthrough Therapy designation for SER-109 for treatment of CDI, and we may seek a Breakthrough Therapy designation for other product candidates. A Breakthrough Therapy is defined as a drug or biologic that is intended to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed in early clinical development. For drugs or biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for clinical development. Drugs designated as breakthrough therapies by the FDA also receive all of the Fast Track program features, including eligibility for rolling review of the associated marketing application.

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

We previously obtained orphan drug designation from the FDA for SER-109 for recurrent CDI and SER-287 for pediatric UC and may seek orphan drug designation and exclusivity for some of our future product candidates. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs and biologics for relatively small patient populations as orphan drugs. In the United States, the FDA may designate a drug or biologic as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a disease or condition that affects fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation must be requested before submitting a BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and application fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA.

In addition, if a product with an orphan drug designation subsequently receives the first marketing approval for the disease or condition for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or other regulatory authorities from approving another marketing application for the same drug and same disease or condition during that time period, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity for the orphan patient population. The applicable period is seven years in the United States and ten years in the EU. The European exclusivity period can be reduced to six years if, at the end of the fifth year, it is established that a product no longer meets the criteria for orphan designation, if the product is sufficiently profitable so that market exclusivity is no longer justified, or the prevalence of the condition has increased above the orphan designation threshold. Orphan drug exclusivity may be lost if the FDA or other regulatory authorities determine that the request for designation was materially defective or if the manufacturer is unable to assure a sufficient quantity of the drug or biologic to meet the needs of patients with the rare disease or condition. Exclusive marketing rights in the United States may also be unavailable if we or our collaborators seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective. In connection with VOWST’s approval, we received a seven year period of exclusivity to prevent the recurrence of CDI in individuals 18 years of age and older following antibacterial treatment for recurrent CDI, which period began on April 26, 2023.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations, any resurgence of the virus or emergence of new variants may lead to further inspectional or administrative delays. If a prolonged government shutdown occurs, or if global health concerns continue to delay or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Our reliance on these third parties for research and development activities will reduce our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with regulatory standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, safety and welfare of trial participants are protected. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations or similar regulatory requirements outside the United States. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be adversely affected if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or data privacy and security laws. Other countries’ regulatory authorities also have requirements for clinical trials with which we must comply. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Third-party manufacturers may not be able to comply with current good manufacturing processes, or cGMP, regulations or similar regulatory requirements inside or outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Some of the contract manufacturers we rely on to produce VOWST or our product candidates have never produced any other FDA-approved therapeutic. One of the contract manufacturers on which we rely is constructing a building, which is substantially complete but remains under construction, to manufacture VOWST and our product candidates, however, upon completion, it may not be approved by the FDA for the manufacture of VOWST. If our manufacturers are unable to comply with cGMP regulation or similar regulatory requirements outside the United States or if the FDA or other regulatory authorities do not approve their facility upon a pre-approval inspection, our therapeutic candidates may not be approved or may be delayed in obtaining approval. In addition, there are a limited number of manufacturers that operate under cGMP regulations and similar regulatory requirements outside the United States that might be capable of manufacturing our products. Therefore, our product candidates and any future products that we may develop may compete with other products for access to manufacturing facilities. Any failure to gain access to these limited manufacturing facilities could severely impact the clinical development, marketing approval and commercialization of our product candidates.

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

Our business currently depends heavily on our ability to successfully commercialize VOWST in the United States in its approved indication with our collaborator, Nestlé. We may never be able to successfully commercialize VOWST or meet our expectations with respect to collaboration profit. There is no guarantee that the infrastructure, systems, processes, policies, personnel, relationships and materials we have built in preparation for the launch and commercialization of VOWST in the United States will be sufficient for us to achieve success at the levels we expect. Additionally, healthcare providers may not accept a new treatment paradigm for patients with recurrent CDI. We may also encounter challenges related to reimbursement of VOWST, even if we have positive early indications from payors, including potential limitations in the scope, breadth, availability, or amount of reimbursement covering VOWST. Similarly, healthcare settings or patients may determine that the financial burdens of treatment are not acceptable. Our results may also be negatively impacted if we encounter deficiencies or inefficiencies in our infrastructure or processes. Any of these issues could impair our ability to successfully commercialize VOWST or to generate substantial collaboration profit or to meet our expectations with respect to the amount or timing of collaboration profit. Any issues or hurdles related to our commercialization efforts may materially adversely affect our business, results of operations, financial condition and prospects. There is no guarantee that we will be successful in our commercialization efforts with respect to VOWST, or that we will generate significant collaboration profit from VOWST or any product candidate or become profitable.

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

In the future, we expect to build a focused sales and marketing infrastructure, or certain components of such infrastructure, if we were to market or co-promote VOWST and our product candidates, if and when they are approved in the United States and potentially elsewhere. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we or our collaborators cannot retain or reposition sales and marketing personnel.

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

VOWST qualified, and we believe that any of our product candidates approved as a biological product under a BLA should also qualify, for the 12-year period of reference product exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated.

In the EU, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In Europe, a competitor may reference data supporting approval of an innovative biological product but will not be able to get on the market until 10 years after the time of approval of the innovative product. This 10-year marketing exclusivity period can be extended to 11 years if, during the first eight of those 10 years, the marketing authorization holder obtains an approval for one or more new therapeutic indications that bring significant clinical benefits compared with existing therapies. In addition, companies may be developing biosimilars in other countries that could compete with our products. If competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences.

Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell our products in the EU and many other jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval in foreign countries may differ substantially from that required to obtain FDA approval. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or our collaborators may not obtain approvals for VOWST or our product candidates from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

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
•
the federal Civil Monetary Penalties law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier. To the extent our patient assistance programs are found to be inconsistent with applicable laws, we may be required to restructure or discontinue such programs, or be subject to other significant penalties;
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

Further, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which, among other things, eliminated the statutory cap on drug manufacturers’ Medicaid Drug Rebate Program rebate liability, effective January 1, 2024. Drug manufacturers’ Medicaid Drug Rebate Program rebate liability was previously capped at 100% of the average manufacturer price for a covered outpatient drug. We expect that other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to price our products at what we consider to be a fair or competitive price, generate revenue, attain profitability, or commercialize VOWST or our product candidates, if approved.

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

Our patent portfolio currently includes 21 active patent application families (which includes exclusive licenses to certain IP from Memorial Sloan Kettering Cancer Center). Of these, 20 applications have been nationalized and one is at the PCT stage. While we have obtained 30 issued U.S. patents, we cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents or our current patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, we are pursuing claims to therapeutic, binary compositions of certain bacterial populations. Any claims that may issue may provide coverage for such binary compositions and/or their use. However, there can be no assurance that an alternative composition that may fall outside the scope of such claims will not be equally effective. Further, given that VOWST is a complex composition with some variation from lot-to-lot and that, likewise, third-party compositions may have similar complexity and variability, it is possible that a patent claim may provide coverage for some but not all lots of a product, product candidate or third-party product. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.

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

Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell VOWST and our product candidates, if approved, and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. While no such litigation has been brought against us and we have not been held by any court to have infringed a third party’s intellectual property rights, we cannot guarantee that our technology, VOWST or our product candidates, or use of VOWST or our product candidates do not infringe third-party patents.

We are aware of numerous patents and pending applications owned by third parties in the fields in which we are developing product candidates, both in the United States and elsewhere. However, we may have failed to identify relevant third-party patents or applications. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Moreover, it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to VOWST or our product candidates and technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology, VOWST or our product candidates. In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of VOWST or our product candidates, or we may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, VOWST or our product candidates or the use of VOWST or our product candidates. We are aware of several pending patent applications containing one or more claims that could be construed to cover VOWST, some of our product candidates or technology, should those claims issue in their original form or in the form presently being pursued. In addition, we are aware of third-party patent families that include issued and allowed patents, including in the United States, including claims that, if valid and enforceable, could be construed to cover VOWST, some of our product candidates or their methods of use. On April 25, 2017, we filed a notice of opposition in the European Patent Office challenging the validity of a patent issued to The University of Tokyo and requesting that it be revoked in its entirety for the reasons set forth in our opposition. The oral proceedings were held at the European Patent Office on February 18, 2019 and the Opposition Division required The University of Tokyo to narrow the scope of the claims of the patent. The University of Tokyo appealed certain aspects of the Oppositions Division’s decision, as did we and other opponents. On November 18, 2022, The University of Tokyo requested termination of the appeal proceeding and revocation of its patent. On December 19, 2022, the Opposition Division officially terminated the appeal proceeding, and European Patent No. 2 575 835 B1 has been revoked in its entirety.

The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that VOWST, our product candidates, or the use of our technologies infringes patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to VOWST, our product candidates and technology, including interference or derivation proceedings before the USPTO and similar bodies in other countries. Third parties may assert infringement claims against us based on existing intellectual property rights and intellectual property rights that may be granted in the future. If we were to challenge the validity of an issued U.S. patent in court, such as an issued U.S. patent of potential relevance to some of VOWST, our product candidates or methods of use, we would need to overcome a statutory presumption of validity that attaches to every U.S. patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. There is no assurance that a court would find in our favor on questions of infringement or validity.

Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. If we are found or believe there is a risk we may be found, to infringe a third party’s intellectual property rights, we could be required or may choose to obtain a license from such third party to continue developing and marketing VOWST, our product candidates and technology. However, we may not be able to obtain any such license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing VOWST or our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court, or redesign VOWST or our product candidates. Patent litigation is costly and time-consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, intellectual property litigation or claims could force us to do one or more of the following:

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

Competitors may infringe our intellectual property, including our patents or the patents of our licensors. As a result, we may be required to file infringement claims to stop third-party infringement or unauthorized use. This can be expensive, particularly for a company of our size, and time-consuming. If we initiated legal proceedings against a third party to enforce a patent, if and when issued, covering VOWST or one of our product candidates, the defendant could counterclaim that the patent covering VOWST or our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include alleged failures to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement, or failure to claim patent eligible subject matter. Grounds for unenforceability assertions include allegations that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review and equivalent proceedings in foreign jurisdictions, such as opposition proceedings. Such proceedings could result in revocation or amendment of our patents in such a way that they no longer cover our product candidates or competitive products. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to validity, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on VOWST or our product candidates. Moreover, even if not found invalid or unenforceable, the claims of our patents could be construed narrowly or in a manner that does not cover the allegedly infringing technology in question. Such a loss of patent protection would have a material adverse impact on our business.

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

In November 2023, we announced that, based on a challenging macro environment and financial backdrop, a Restructuring Plan to focus our business operations to prioritize the commercialization of VOWST and the completion of the SER-155 Phase 1b study, while significantly reducing costs and supporting longer-term business sustainability. Under the Restructuring Plan, we reduced our workforce by approximately 41% and significantly scaled back all non-partnered research and development activities other than the completion of the SER-155 Phase 1b study. The Restructuring Plan has been substantially implemented.

These types of restructuring and cost reduction activities are complex and may result in unintended consequences and costs, such as unforeseen delays in the implementation of our strategic initiatives, business and operational disruptions, decreased employee morale and retention, loss of institutional knowledge and expertise, and potential impacts on financial reporting. The significant reduction in our workforce under the Restructuring Plan could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. In addition, the decision to significantly scale back all non-partnered research and development activities other than the completion of the SER-155 Phase 1b study may negatively impact our growth, competitive positioning, business and results of operations. If we do not successfully manage the impact of the Restructuring Plan or any other similar activities that we may undertake in the future, we may not achieve the expected costs savings and other expected benefits in the expected timeframe or at all, and our business, financial condition, and results of operations may be materially adversely affected.

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

We currently have limited international operations, but our business strategy incorporates potentially expanding internationally with respect to VOWST and if any of our product candidates receive regulatory approval. We have conducted clinical studies in Australia and New Zealand in the past, and may in the future conduct clinical studies in other countries as well. We currently plan to rely on collaborators, including Nestlé, to commercialize certain approved products outside of North America. Also, for certain manufacturing services for VOWST, we rely on GenIbet in Portugal, and Bacthera, which has substantially completed a dedicated full-scale production suite for us in Switzerland. Doing business internationally involves a number of risks, including but not limited to:

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

In the ordinary course of our business, we collect and store sensitive data, including personally identifiable information, intellectual property and proprietary business information owned or controlled by ourselves or our employees, customers and other third-parties. We manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based data centers. We utilize external security and infrastructure vendors to manage parts of our data centers, and as a result a number of third-party vendors may or could have access to our confidential information. These applications and data encompass a wide variety of business-critical information, including research and development information, customer information, commercial information and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate or unauthorized access, use, modification or disclosure, and the risk of our being unable to adequately monitor and audit and modify our controls over our confidential information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data or otherwise process it on our behalf. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information.

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

We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who continue to work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. If we or our third-party vendors were to experience a significant cybersecurity breach of our or their information technology systems or data, the costs associated with the investigation and remediation could be material. Any such real or perceived unauthorized access or use, breach, or other loss of confidential information could also result in regulatory scrutiny, reputational harm, legal claims or proceedings, and liability under federal or state laws that protect the privacy of personal information, and regulatory enforcement, including penalties or fines. Notice of breaches may be required to affected individuals or state, federal or foreign regulators, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such notifications could be costly, harm our reputation and our ability to compete. Although we have implemented security measures to prevent unauthorized access, such data is currently accessible through multiple channels, and there is no guarantee that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and data from breach.

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

Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act or collectively, CCPA, requires certain businesses that process personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in other states, and continue to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Furthermore, the Federal Trade Commission, or FTC, and many State Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, in Europe, the European Union General Data Protection Regulation, or the GDPR, went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area, or EEA, or in the context of our activities within the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant undertaking, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions). Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. Case law from the Court of Justice of the EU states that reliance on the standard contractual clauses, or SCCs - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-U.S. Data Privacy Framework, or DPF, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Since the beginning of 2021, after the end of the transition period following the UK’s departure from the European Union, we are also subject to the UK General Data Protection Regulation and Data Protection Act 2018, or collectively, the UK GDPR, which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant undertaking’s global annual revenue for the preceding financial year, whichever is greater. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

As of December 31, 2023, we had net operating loss carryforwards, or NOLs, of $527.1 million for federal income tax purposes and $504.2 million for state income tax purposes, which may be available to offset our future taxable income, if any. Our federal NOLs subject to expiration begin to expire in various amounts in 2035. Our federal NOLs generated in taxable years beginning after December 31, 2017 are not subject to expiration, but may generally only be used to offset 80% of taxable income in years beginning after December 31, 2020. Our state NOLs also begin to expire in various amounts in 2035. As of December 31, 2023, we also had federal and state research and development and other tax credit carryforwards of approximately $45.1 million and $7.7 million, respectively, net of uncertain tax position reserves, available to reduce future income tax liabilities, if any. Our federal and state tax credit carryforwards begin to expire in various amounts in 2031 and 2028, respectively. The federal research and development tax credit carryforwards include an orphan drug credit carryforward of $25.9 million. These NOLs and tax credit carryforwards could expire unused, to the extent subject to expiration, and be unavailable to offset future taxable income or income tax liabilities.

In addition, in general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs and tax credit carryforwards to offset future taxable income and income taxes. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of a corporation’s stock exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have experienced ownership changes in the past, per a Section 382 study performed through December 31, 2020. We believe that none of our existing tax assets will expire unused as a result of the calculated limitations resulting from such ownership changes. However, we may have experienced additional ownership changes since December 31, 2020, and we may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. If we have undergone additional ownership changes, or if we undergo ownership changes in the future, our ability to use our NOLs and tax credit carryforwards could be further limited. For these reasons, we may not be able to use a material portion of our NOLs or tax credit carryforwards, even if we attain profitability. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future tax benefits of such assets.

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

Our obligations under the Oaktree Credit Agreement and the other Loan Documents (as defined in the Oaktree Credit Agreement) will be guaranteed by any of our domestic subsidiaries that become Guarantors (as defined in the Oaktree Credit Agreement), subject to certain exceptions. Our and our Guarantors’ (collectively, the “Loan Parties”) respective obligations under the Oaktree Credit Agreement and the other Loan Documents are secured by first priority security interests in substantially all assets of the Loan Parties, including intellectual property, subject to certain customary thresholds and exceptions. As of December 31, 2023, there are no Guarantors.

The Oaktree Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including a financial covenant requiring us to maintain certain levels of cash and cash equivalents in accounts subject to a control agreement in favor of the Agent of at least $30.0 million at all times commencing from 30 days after the Oaktree Closing Date and decreasing to $25.0 million of cash and cash equivalents in such controlled accounts after we borrow any Tranche B Loan. As of December 31, 2023, we were in compliance with all financial covenants pursuant to the Oaktree Credit Agreement.

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

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval.

Our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 43% of our outstanding voting stock as of December 31, 2023. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

We are a “smaller reporting company,” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a “smaller reporting company” as defined under the rules promulgated under the Exchange Act. We will remain a smaller reporting company until the fiscal year following the determination that both (i) the value of our voting and non-voting common shares held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter and (ii) our annual revenues are more than $100 million during the most recently completed fiscal year and the value of our voting and non‑voting common shares held by non-affiliates is $700 million or more as measured on the last business day of our second fiscal quarter. Smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, or supplemental financial information.

We have elected to take advantage of certain of the reduced reporting obligations, and may in the future take advantage of these or others. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile.

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

Failure to keep up with evolving laws, regulations, trends and stakeholder expectations relating to environmental, social and governance, or ESG, practices or reporting could adversely impact our reputation, share price and access to and cost of capital or otherwise adversely impact our business.

Certain institutional investors, investor advocacy groups, investment funds, creditors and other influential financial market participants, as well as governments, regulators, customers, patients, employees and other stakeholders or third parties, have become increasingly focused on companies’ ESG practices, including the impact of business on the environment and diversity, equity and inclusion matters. Certain organizations also provide ESG ratings, scores and benchmarking studies that assess companies’ ESG practices. Although there are no universal standards for such ratings, scores or benchmarking studies, they are used by some investors to inform their investment and voting decisions. It is possible that our future stockholders or organizations that report on, rate or score ESG practices will not be satisfied with our ESG strategy or performance. Unfavorable press about or ratings or assessments of our ESG strategies or practices, regardless of whether or not we comply with applicable legal requirements, may lead to negative investor sentiment toward us, which may hinder the Company’s access to capital.

Our reputation could be damaged if we do not, or are perceived not to, meet evolving stakeholder demand with respect to ESG matters, which could adversely affect our business, financial condition, profitability and cash flows. We may be criticized for our lack of ESG initiatives or goals or perceived as not taking sufficient action in connection with any of these matters. In turn, we may take certain actions, including the establishment of ESG-related goals or targets, to improve our ESG profile and/or respond to stakeholder demand; however, such actions may be costly or be subject to numerous conditions that are outside our control, and we cannot guarantee that we will meet these goals or targets or that such actions will have the desired effect even if met.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a security incident response plan.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework, or NIST CSF. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training of our employees, incident response personnel, and senior management;
•
a security incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers, and vendors who have access to our critical systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, “Risk Factors— Risks Related to Our Operations—Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

The Audit Committee receives quarterly reports from our Chief Information Officer, or CIO, on our cybersecurity risks. In addition, our CIO updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity.

Our management team, including our CIO, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CIO has over three decades of IT experience in life sciences organizations. Her cybersecurity work includes the development and implementation of cybersecurity policies, platforms, and robust end-user training curriculums. Our CIO and IT Information Security Group work together to monitor and report cybersecurity trends and threats to management. Additionally, we work with an external IT partner and external cybersecurity counsel to assess, identify, and manage risks from cybersecurity threats. The IT Information Security Group undertakes table-top business disruption, disaster recovery and related response strategies, and plans on a periodic basis, and aims to review, and if appropriate update, applicable policies and procedures annually.

Our management team and IT Information Security Group supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties

Research and Offices

Our corporate headquarters is located in Cambridge, Massachusetts, where we lease approximately 82,714 square feet of office, research, development, warehouse and laboratory space under a lease that expires in March 2033.

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

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol “MCRB” since June 26, 2015. Prior to that time, there was no public market for our common stock.

Holders

As of March 1, 2024, there were approximately nine holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities during the quarter ended December 31, 2023.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the quarter ended December 31, 2023.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, such as statements regarding our plans, objectives, expectations, intentions and projections, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

A discussion regarding our financial condition and results of operations for the years ended December 31, 2023 and 2022, including a year-to-year comparison between 2023 and 2022, is presented below. For a discussion regarding our financial condition and results of operations for the year ended December 31, 2021, including a year-to-year comparison between 2022 and 2021, refer to Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 7, 2023.

Overview

We are a commercial-stage microbiome therapeutics company focused on the development and commercialization of a novel class of biological drugs, which are designed to treat disease by modulating the microbiome to restore health by repairing the function of a disrupted microbiome to a non-disease state. Our first drug, VOWST (fecal microbiota spores, live-brpk), formerly called SER-109, was approved by the U.S. Food and Drug Administration, or FDA, on April 26, 2023, to prevent recurrence of Clostridioides difficile infection, or CDI, in patients 18 or older following antibacterial treatment for recurrent CDI. Our drug discovery and development pipeline includes other pre-clinical and clinical-stage assets. VOWST and our microbiome therapeutic candidates are consortia of bacteria designed to optimize specific, targeted pharmacological properties, and are formulated for oral delivery. We maintain a differentiated microbiome therapeutics drug discovery and development platform that includes good manufacturing practices, or GMP, manufacturing capabilities for this novel drug modality.

Our highest priority is the commercialization of VOWST in the United States, the first orally administered microbiome therapeutic approved by the FDA. We launched VOWST in the United States with our collaborator, Nestlé Health Science, or Nestlé, in June 2023.

We are also designing microbiome therapeutics optimized to decolonize pathogens and to modulate host function to both reduce and prevent infections and induce immune tolerance. We believe that the scientific and clinical data from our SER-109 program validate this novel approach, which we refer to as Infection Protection. We believe the Infection Protection approach may be replicable across different bacterial pathogens to develop microbiome therapeutics with the potential to protect a range of medically compromised patients from infections, including pathogens that harbor antimicrobial resistance, or AMR.

In addition, we are evaluating SER-155 in a Phase 1b study in patients undergoing allogeneic hematopoietic stem cell transplantation, or allo-HSCT, to prevent enteric-derived infections and resulting blood stream infections, as well as induce immune tolerance responses to reduce the incidence of graft-versus-host disease, or GvHD. In May 2023, we announced the Phase 1b cohort 1 results. Gastrointestinal microbiome data from the first 100 days of SER-155 Phase 1b open-label study cohort 1 showed the successful engraftment of SER-155 bacterial strains, and a substantial reduction in the cumulative incidence of pathogen domination as compared to a reference cohort of patients, a biomarker associated with the risk of serious enteric infections and resulting bloodstream infections, as well as GvHD in this patient population. The tolerability profile observed was favorable, with no serious adverse events attributed to SER-155 administration. In December 2023, we received Fast Track Designation for SER-155 to reduce the risk of infection and GvHD in patients undergoing allo-HSCT. Enrollment in the placebo-controlled cohort 2 portion of the study is ongoing, and the cohort 2 data readout is anticipated in the third quarter of 2024.

We have progressed additional preclinical stage programs to evaluate whether microbiome therapeutics may reduce the incidence of infection in indications such as chronic liver disease, cancer neutropenia, solid organ transplant, and AMR infections more broadly in high-risk settings such as intensive care units, or ICUs. Additional efforts in the early-stage portfolio are focused on the SER-301 program in irritable bowel disease, or IBD, and programmatic objectives that are supported through a partnership with the Crohn’s and Colitis Foundation, or CCF. These efforts aim to (i) confirm the functional phenotype and inflammatory state of patient subpopulations observed in our prior ulcerative colitis, or UC clinical trials, and (ii) prioritize inflammatory targets and evaluate the potential to utilize biomarker-based patient selection and stratification for future studies. In addition, we continue to leverage microbiome pharmacokinetic and pharmacodynamic data from across our clinical and preclinical portfolios, using our reverse translational microbiome therapeutic development platform to prioritize future drug targets and to identify opportunities for combination therapies across various indications, including inflammatory and immune diseases, cancer, and metabolic diseases.

We have built and deploy a reverse translational platform and knowledge base for the discovery and development of microbiome therapeutics, and maintain extensive proprietary know-how that may be used to support future research and development efforts. This platform incorporates high-resolution analysis of human clinical data to identify microbiome biomarkers associated with disease and non-disease states; preclinical screening using human cell-based assays and in vitro/ex vivo and in vivo disease models customized for microbiome therapeutics; and microbiological capabilities and a strain library that spans broad biological and functional breadth. This platform and knowledge base enables both identification of specific microbes and microbial metabolites/peptides that are associated with disease and the design of therapeutic consortia of bacteria optimized for specific pharmacological properties. In addition, we own a valuable intellectual property estate related to the development and manufacture of microbiome therapeutics.

Since our inception in October 2010, we have devoted substantially all of our resources to developing our programs, platforms, and technologies, building our intellectual property portfolio, developing our supply chain, business planning, raising capital and providing general and administrative support for these operations.

Other than VOWST, our product candidates are still in preclinical development or early-stage discovery. Our ability to generate collaboration profit or product revenue sufficient to achieve profitability will depend heavily on the commercial success of VOWST, as well as the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss was $113.7 million for the year ended December 31, 2023 and as of December 31, 2023, we had an accumulated deficit of $978.2 million.

In November 2023, we announced a restructuring plan, or the Restructuring Plan, to prioritize the commercialization of VOWST and the completion of the SER-155 Phase 1b study, while reducing costs and supporting longer-term business sustainability. The Restructuring Plan included (i) a reduction of our workforce by approximately 41% across the organization, resulting in the elimination of approximately 160 positions; (ii) significantly scaling back all non-partnered research and development activities other than the completion of the SER-155 Phase 1b study; and (iii) reducing general and administrative expenses, including consolidating office space. The Restructuring Plan was substantially implemented around the end of fiscal 2023. In connection with the Restructuring Plan, for the year ended December 31, 2023, we incurred approximately $5.6 million in restructuring costs, primarily related to the workforce reduction, of which $5.3 million are expected to result in cash expenditures, and the remaining $0.3 million relates to stock-based compensation expense associated with the acceleration of unvested equity awards. These costs were incurred in the fourth quarter of 2023. See Note 13, Restructuring, to our audited consolidated financial statements included elsewhere in this Annual Report.

We expect to achieve annual cash savings of approximately $75.0 million to $85.0 million in 2024, of which approximately $35.0 million is expected to result from the reduction in workforce, and which excludes any one-time charges primarily associated with the workforce reduction.

The foregoing estimates are based upon current assumptions and expectations but are subject to known and unknown risks and uncertainties. Accordingly, we may not be able to fully realize the cost savings and benefits initially anticipated from the Restructuring Plan, and the expected costs may over time be greater than initially expected. See “Risk Factors—Risks Related to Our Operations—We may be unable to realize the expected benefits from our Restructuring Plan and our business might be adversely affected.”

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

In addition, if we obtain marketing approval for any more of our product candidates, we expect to incur costs related to product manufacturing and commercialization, including marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company.

As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity or debt financings or other sources, which may include collaborations with third parties. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of factors such as the impacts of pandemics, such as COVID-19, and increases in inflation rates or interest rates. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. Our inability to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

As of December 31, 2023, we had cash and cash equivalents totaling $128.0 million. Based on our currently available cash resources and our current level of operations and cash flows for the 12-month period subsequent to the date of issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K we will require additional funding prior to the end of 2024. In accordance with applicable accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within 12 months after the date of the issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In performing this analysis, we excluded certain elements of our operating plan that cannot be considered probable of occurring. Under the applicable accounting standards, the receipt of potential funding from future equity issuances cannot be considered probable, as these events are outside our control. Accordingly, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, are issued. See “Risk Factors— Risks Related to Our Financial Position and Need for Additional Capital —We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.”

On February 22, 2024, our board of directors adopted a resolution to amend the Restated Certificate of Incorporation, subject to stockholder approval at our annual meeting of stockholders to be held in 2024, by increasing the number of authorized shares of our Common Stock from 240,000,000 shares to 360,000,000 shares, or the Share Increase Amendment.

VOWST

VOWST was approved by the FDA on April 26, 2023, to prevent recurrence of CDI in individuals 18 years of age or older following antibacterial treatment for recurrent CDI. VOWST is the first FDA-approved orally administered microbiome therapeutic, and consists of a consortium of purified Firmicutes spores designed to prevent recurrent CDI in patients with a history of CDI by modulating the microbiome to a state that resists C. difficile germination and growth. The VOWST manufacturing purification process is designed to remove unwanted microbes in an effort to reduce the risk of pathogen transmission beyond donor screening alone. We estimate that there will be approximately 156,000 recurrent CDI cases in the United States during 2023.

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

During the year ended December 31, 2023, Nestlé reported 1,284 VOWST units sold and $19.6 million in net sales, reflecting an estimated gross-to-net reduction of 13%, primarily due to returns reserve, prompt payment discounts, statutory discounts and rebates, and commercial rebates. The total collaboration loss for the year ended December 31, 2023 was $37.7 million. We record our 50% share of the collaboration loss, which includes commercial and medical affairs expenses incurred by us, on a net basis. Accordingly for the year ended December 31, 2023, our share of the VOWST net loss was $18.9 million.

As part of the commercialization of VOWST, we are closely monitoring the launch and focusing on a number of quantitative metrics. VOWST became commercially available in early June. Broad demand for VOWST has been observed across both recurrent patients and healthcare providers since June 2023 (metrics noted below are based on data provided by Nestlé through December 31, 2023):

•
Fourth quarter completed prescription enrollment forms received for VOWST were 1,322; of those 1,082 resulted in new patient starts by year-end 2023;
•
From launch through year-end 2023, there were 2,833 completed prescription enrollment forms received for VOWST; of those 2,015 resulted in new patient starts by year-end 2023;
•
In 2023, prescription enrollment forms were submitted by approximately 1,330 unique healthcare providers, or HCPs, since launch, with approximately 65% from gastroenterology and the remainder from other specialties; approximately 340 HCPs have prescribed VOWST to more than one patient; and
•
VOWST demand has been observed across the recurrent CDI patient pool, including first recurrence, which is the largest recurrent CDI patient segment.

In close collaboration with Nestlé, we have scaled our HCP education efforts, worked to create a positive customer experience with faster and higher conversion of enrollments to new patient starts, and continued to establish payer coverage. Since the FDA approval of VOWST, Nestlé commercial customer facing field teams have been promoting VOWST and generating healthcare provider demand, including significant presence at both IDWeek and the American College of Gastroenterology, or ACG, meetings in October 2023. IDWeek and ACG are two of the largest infectious disease and gastroenterology conferences. Nestlé’s 170 field sales representatives promoting VOWST are divided into two teams, comprised of 150 gastroenterology representatives and 20 hospital/infectious disease representatives.

The VOWST Voyage Support Program, or VOWST Voyage, was launched upon VOWST FDA approval to provide treatment and financial support for eligible patients. The VOWST Voyage staff work with healthcare providers and patients to convert patient enrollments into new patient starts and provide a robust high-touch customer experience.

Nestlé’s payer field team continues to engage payers to build coverage, which would enable eligible patients to have access to VOWST as quickly and efficiently as possible. The team has been reinforcing what we believe to be a compelling value proposition for VOWST and is actively engaged with the three largest pharmacy benefit managers. In 2023, payers issued policies for VOWST coverage across plans representing 80% commercial and 54% Medicare Part D covered lives. Approximately 56% of the 1,082 fourth quarter new patient starts are being reimbursed through the patient's drug benefit.

We are investing in patient financial assistance to increase access to VOWST for patients with affordability challenges due to co-pays or other cost sharing requirements imposed on them by their insurer after the prescription has been approved. We believe that providing this type of patient access early on will contribute to a positive patient and provider experience, thus increasing demand over time. In terms of free drug utilization, we saw approximately 46% of 2023 new patient starts dispensed via our free drug programs, mostly for Medicare patients. We expect utilization of these programs to drop when the benefit design changes contained in the Inflation Reduction Act, which address patient cost sharing requirements in Medicare Part D plans, go into effect in 2025.

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

ECOSPOR IV was an open-label single-arm study evaluating SER-109 in 263 adult subjects with recurrent CDI. The overall safety profile observed in ECOSPOR IV through 24 weeks indicated that SER-109 was well tolerated, consistent with the safety profile observed in the prior completed Phase 3 study, ECOSPOR III. The ECOSPOR IV study results contributed to the SER-109 safety database and supported product approval. These data were published in the JAMA Network Open in February 2023.

Infection Protection and SER-155

We believe that the scientific and clinical data from our SER-109 program validate our novel approach of using microbiome therapeutics to decolonize pathogens, resulting in reduced rate of infections in medically compromised patients. Data from the SER-109 ECOSPOR III and ECOSPOR IV Phase 3 trial published in the New England Journal of Medicine (Feuerstadt et al., 2022) and Journal of the American Medical Association (Sims et al., 2023) suggest that microbiome therapeutics have the potential to restructure the gut microbiome and shift the gut metabolic landscape. Additional data show that SER-109 rapidly reduced the abundance of bacteria associated with common antibiotic resistance genes, or ARGs, and reduced ARG abundance in the gut (Straub et al., 2023). Collectively, we believe these data suggest the potential for microbiome therapeutics to restore colonization resistance and ultimately to reduce infections and antimicrobial resistance. We believe this Infection Protection approach may be replicable in protecting a range of medically compromised patients from infections seeded by the gut microbiome and resulting downstream clinical sequelae. We believe this approach may also enable us to reduce antimicrobial resistant infections, which the World Health Organization declared as a top ten global public health threat facing humanity.

We are evaluating SER-155 in a Phase 1b study in allo-HSCT recipients in an effort to reduce incidences of gastrointestinal infections, resulting bloodstream infections and GvHD. SER-155, an oral microbiome therapeutic candidate consisting of a consortium of cultivated bacteria, is designed to prevent enteric-derived infections and resulting blood stream infections, as well as induce immune tolerance responses to reduce the incidence of GvHD in patients undergoing allo-HSCT. SER-155 was designed using our reverse translational microbiome therapeutics development platform and the rationale for this program is based in part on published clinical evidence from our collaborators at Memorial Sloan Kettering Cancer Center showing that allo-HSCT patients with decreased diversity of commensal microbes and pathogen domination in the gastrointestinal tract were significantly more likely to die due to infection and/or lethal GvHD (Peled et al., 2020). In December 2023, we received Fast Track Designation for SER-155 to reduce the risk of infection and GvHD in allo-HSCT patients.

The SER-155 Phase 1b study is designed to include approximately 70 patients in both an open-label (cohort 1) and a randomized, double-blind, placebo-controlled cohort (cohort 2) that will evaluate safety and tolerability before and after HSCT.

Additionally, the engraftment of SER-155 bacteria (a measure of pharmacokinetics) and gastrointestinal pathogen domination, as well as the rates of enteric-derived infections and resulting blood stream infections, and GvHD will be evaluated.

Cohort 1 was designed to assess safety and drug pharmacology including the engraftment of drug bacteria in the gastrointestinal tract. Cohort 1 included 13 subjects who received any dosing of the SER-155 regimen, with 11 of these subjects subsequently receiving an allo-HSCT. Nine subjects had evaluable samples for microbiome data analysis. Gastrointestinal microbiome data from the first 100 days of cohort 1 showed the successful engraftment of SER-155 bacterial strains, and a substantial reduction in the cumulative incidence of pathogen domination as compared to a reference cohort of patients, a biomarker associated with the risk of serious enteric infections and resulting bloodstream infections as well as GvHD. The tolerability profile results were favorable, with no serious adverse events attributed to SER-155 administration. Stem cell engraftment was observed in all subjects. We believe these initial SER-155 Phase 1b study results provide encouraging evidence to support further development of SER-155 to potentially reduce enteric-derived infections, resulting bloodstream infections, and GvHD in individuals undergoing allo-HSCT for cancers and other serious conditions. We also believe the available study data from cohort 1 suggest that SER-155 administration results in significantly lower incidence rates of gastrointestinal dominations with pathogens of clinical concern, such as Enterococcaceae, Enterobacteriaceae, Streptococcaceae, and Staphylococcaceae.

Enrollment of cohort 2 is ongoing, incorporating a randomized, double-blinded placebo-controlled design to further evaluate safety, engraftment, and incidence of gastrointestinal ESKAPE microbiome pathogen domination, as well as the incidence of enteric infections, enteric driven blood stream infections, and GvHD. Cohort 2 subjects are administered either SER-155 or placebo at a 1:1 ratio. The study is being conducted at a number of leading cancer centers across the U.S. The cohort 2 data readout is anticipated in the third quarter of 2024.

Intellectual Property

Patent Portfolio

We have an extensive patent portfolio directed to rationally designed ecologies of spores and microbes. The portfolio includes both company-owned patents and applications, and those that we have rights to as licensee. For example, pursuant to an exclusive license to certain intellectual property from Memorial Sloan Kettering Cancer Center, with a patent term running until at least 2035, we are responsible for paying a 2.5% royalty on net sales of VOWST, minimum annual royalties, and milestone payments. The milestone payments are based on VOWST target sales milestones, the first being $1.0 million which was payable upon the first commercial sale of VOWST and paid in July 2023, the second being $2.5 million payable upon annual VOWST sales of $100.0 million, and the last being $10.0 million payable upon annual VOWST sales of $500.0 million. The patents and applications included in our portfolio cover both composition of matter and methods (e.g., method of treating). Our intellectual property rights related to VOWST extend through 2034, through 2041 for SER-155, and through 2040 for SER-301. We plan on continuing to broaden our patent portfolio. Currently, we have 21 active patent application families, which includes 20 nationalized applications and one at the PCT stage. To date, we have obtained 30 issued U.S. patents.

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

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors and our clinical investigative sites. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our consolidated financial statements as prepaid or accrued research and development expenses.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation for personnel in our executive, finance, commercial, business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs. Prior to the commercial launch of VOWST, general and administrative expenses also included professional service fees for marketing and market access activities to commercialize VOWST.

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

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2023, we had federal and state net operating loss carryforwards of $527.1 million and $504.2 million, respectively, both of which begin to expire in 2035. As of December 31, 2023, we also had federal and state research and development tax credit carryforwards of $45.1 million and $7.7 million, respectively, net of uncertain tax position reserves, which begin to expire in 2031 and 2028, respectively. The federal research and development tax credits include an orphan drug credit carryforward of $25.9 million.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our consolidated financial statements and related disclosures requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the consolidated financial statements and disclosures based on varying assumptions. We believe that the estimates and assumptions involved in the accounting policies described below may have the greatest potential impact on our consolidated financial statements and, therefore, consider these to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

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

Collaboration Profit and Loss

We analyze our collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements (“ASC 808”), which includes determining whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606. For those elements of the arrangement that are accounted for pursuant to ASC 606, we apply the five-step model prescribed in ASC 606, as described above. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to ASC 606. We record our share of the profits or losses from the sales of VOWST on a net basis as collaboration (profit) loss sharing - related party because Nestlé and we are both active participants in commercialization activities and are exposed to significant risks and rewards that are dependent on the commercial success of the activities in the arrangement. The collaboration (profit) loss sharing - related party line item also includes our profit on the transfer of VOWST inventory to Nestlé, which represents the excess of the supply price paid by Nestlé over our cost to manufacture VOWST.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$126,325	$7,128	$119,197
Total revenue	126,325	7,128	119,197
Operating expenses:
Research and development	145,860	172,920	(27,060)
General and administrative	87,744	79,694	8,050
Collaboration (profit) loss sharing - related party	704	1,004	(300)
Total operating expenses	234,308	253,618	(19,310)
Loss from operations	(107,983)	(246,490)	138,507
Other (expense) income:
Interest income	7,301	3,058	4,243
Interest expense	(13,176)	(6,020)	(7,156)
Other income (expense)	134	(705)	839
Total other expense, net	(5,741)	(3,667)	(2,074)
Net loss	$(113,724)	$(250,157)	$136,433

Revenue

Total revenue was $126.3 million and $7.1 million for the years ended December 31, 2023 and 2022, respectively. The increase in total revenue of $119.2 million was primarily due to the milestone payment of $125.0 million received from our collaborator Nestlé, upon FDA approval of VOWST. The increase was partially offset by a $3.7 million decrease in collaboration revenue attributable to the services performed pursuant to the 2016 License Agreement and a $2.1 million decrease in collaboration revenue attributable to the services performed pursuant to the 2021 License Agreement.

Research and Development Expenses

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Microbiome therapeutics platform	$44,062	$37,857	$6,205
VOWST	17,871	48,649	(30,778)
SER-155	7,759	5,069	2,690
Early stage programs	1,245	1,759	(514)
Total direct research and development expenses	70,937	93,334	(22,397)
Personnel-related (including stock-based compensation)	74,923	79,586	(4,663)
Total research and development expenses	$145,860	$172,920	$(27,060)

Research and development expenses were $145.9 million for the year ended December 31, 2023, compared to $172.9 million for the year ended December 31, 2022. The decrease of $27.1 million was due primarily to the following:

•
a decrease in personnel-related costs of $4.7 million, primarily due to a decrease of $13.3 million resulting from the capitalization of certain labor costs into inventory beginning with the commercialization of VOWST, and a decrease of $2.0 million resulting from the receipt of payroll tax credits, partially offset by an increase of $2.5 million in salaries, bonus, and employee benefits expenses, a $5.9 million increase in stock-based compensation expense, which was primarily as a result of options and awards with performance conditions that were achieved during the year following the FDA approval of VOWST, and a $2.2 million increase in employee post-termination benefits due to the Restructuring Plan (see Note 13, Restructuring, to our audited consolidated financial statements included elsewhere in this Annual Report);
•
a decrease of $30.8 million in expenses related to our VOWST program, primarily due to a decrease in clinical trial costs of $12.6 million, and a decrease of $12.0 million in lab supplies and consumables and facility-related costs, as we have capitalized certain of these costs into inventory in conjunction with the commercialization of VOWST. The total decrease is also attributable to a decrease of $6.0 million in consulting and professional fees and a decrease of $0.2 million in analytical testing and other manufacturing costs;
•
a decrease of $0.5 million in expenses of our early stage programs, primarily driven by reduced clinical trial costs of $1.2 million, partially offset by an increase in analytical testing of $0.7 million;

partially offset by:

•
an increase of $6.2 million in research expenses related to our microbiome therapeutics platforms, primarily due to an increase of $7.0 million in facilities costs, lab supplies, and consumables, driven primarily by our new and amended lease agreements for laboratory and office spaces in Massachusetts and Pennsylvania, and an increase of $1.6 million in consulting and professional fees, partially offset by a decrease of $2.2 million in analytical testing expenses, and a decrease of $0.2 million in clinical trial costs and other manufacturing costs;
•
an increase of $2.7 million in expenses related to our SER-155 program due to an increase in clinical trial and other manufacturing costs.

General and Administrative Expenses

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$36,629	$31,277	$5,352
Professional fees	28,446	32,260	(3,814)
Facility-related and other	22,669	16,157	6,512
Total general and administrative expenses	$87,744	$79,694	$8,050

General and administrative expenses were $87.7 million for the year ended December 31, 2023, compared to $79.7 million for the year ended December 31, 2022. The increase of $8.1 million was primarily due to the following:

•
an increase in personnel-related costs of $5.4 million, due to an increase of $1.0 million in salaries, bonus, payroll taxes and employee benefit expenses, a $1.7 million increase in employee post-termination benefits due to the Restructuring Plan (see Note 13, Restructuring, to our audited consolidated financial statements included elsewhere in this Annual Report), and a $2.7 million increase in stock-based compensation expense, which was primarily the result of options and awards with performance conditions that were achieved during the year ended December 31, 2023 upon FDA approval of VOWST, partially offset by the reversal of stock-based compensation expense associated with the forfeiture of unvested awards; and
•
an increase in facility-related and other costs of $6.5 million, due to increases in laboratory and office rent expenses of $3.8 million and an increase in information technology costs of $2.7 million; partially offset by
•
a decrease in professional fees of $3.8 million, due to a $9.8 million decrease in professional services, consulting and recruiting fees, offset by a $6.0 million increase in legal expenses primarily due to certain transaction and milestone payments due to third parties as a result of the FDA approval of VOWST.

Collaboration (Profit) Loss Sharing - related party

Collaboration (profit) loss sharing – related party resulted in $0.7 million of expense for the year ended December 31, 2023, compared to $1.0 million of expense for the year ended December 31, 2022. Beginning with the commercial launch of VOWST in June 2023, we record our share of the net profits and losses from the sales of VOWST, which are recorded by Nestlé and include gross sales net of discounts, rebates, allowances, and other applicable deductions, as collaboration (profit) loss sharing - related party. Our share of VOWST net profits and losses also includes commercial and medical affairs expenses incurred by us. For the year ended December 31, 2023, our share of the VOWST net loss was $18.9 million. We also record as collaboration (profit) loss sharing - related party our net profit on the transfer of VOWST to Nestlé, as well as our share of pre-launch expenses. For the year ended December 31, 2023, these amounts were $23.3 million in net profit and $5.1 million in net loss, respectively.

For the year ended December 31, 2022, we incurred $15.1 million of pre-launch expenses which we recorded within research and development expense or general and administrative expense based on the nature of the underlying expense, and our collaborative partner incurred $17.1 million of pre-launch expenses. The $1.0 million of expense recorded for the year ended December 31, 2022 represent the sharing of 50% of the pre-launch expenses. These amounts represent expense to us in 2022 because our collaborative partner performed more of the pre-launch activities than us.

The components of the collaboration (profit) loss sharing - related party are as follows (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Share of VOWST net loss	$18,873	$—	$—
Profit on transfer of VOWST inventory to Nestlé	(23,327)	—	—
Collaboration (profit)/loss related to pre-launch activities	5,158	1,004	(1,732)
Total collaboration (profit) loss sharing - related party	$704	$1,004	$(1,732)

Other (Expense) Income, Net

Other (expense) income, net was $5.7 million of expense for the year ended December 31, 2023 compared to $3.7 million of expense for the year ended December 31, 2022. The increase in other expense, net was primarily due to an increase in interest expense of $7.1 million as a result of higher interest rates and a higher borrowing base with the Oaktree Term Loan. This increase was partially offset by an increase in other income of $0.8 million and an increase in interest income of $4.3 million.

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

On February 22, 2024, our board of directors adopted a resolution to amend the Restated Certificate of Incorporation, subject to stockholder approval at our annual meeting of stockholders to be held in 2024, by increasing the number of authorized shares of our common stock from 240,000,000 shares to 360,000,000 shares, or the Share Increase Amendment. Our board of directors believes it is in the best interests of us and our stockholders to increase our authorized shares of common stock in order to have additional shares available for use as our board of directors deems appropriate or necessary. As such, the primary purpose of the Share Increase Amendment is to provide us with greater flexibility with respect to managing our common stock in connection with such corporate purposes as may, from time to time, be considered advisable by our Board. These corporate purposes could include, without limitation, financing activities, public or private offerings of common stock, stock dividends or splits, conversions of convertible securities, issuance of options and other equity awards pursuant to our incentive plans, establishing a strategic relationship with a corporate collaborator and acquisition transactions.

In May 2021, we entered into a Sales Agreement, or the 2021 Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock with aggregate gross sales proceeds of up to $150.0 million, from time to time, through an "at-the-market" equity offering program under which Cowen acts as sales agent. During the year ended December 31, 2023, we sold 7,711,199 shares of common stock under the 2021 Sales Agreement, at an average price of approximately $2.46 per share, raising aggregate net proceeds of approximately $18.2 million after deducting an aggregate commission of approximately 3% and other issuance costs. During the year ended December 31, 2022, we sold 655,000 shares of common stock under the 2021 Sales Agreement, at an average price of approximately $7.26 per share, raising aggregate net proceeds of approximately $4.4 million after deducting an aggregate commission of approximately 3%. Between December 31, 2023 and February 29, 2024, we sold 15,366,630 shares of common stock under the 2021 Sales Agreement, at an average price of approximately $1.23 per share, raising aggregate net proceeds of approximately $18.5 million after deducting an aggregate commission of approximately 3% and other issuance costs.

As of December 31, 2023, we had cash and cash equivalents totaling $128.0 million and an accumulated deficit of $978.2 million. For the year ended December 31, 2023, we incurred a net loss of $113.7 million, and used cash in operations of $117.4 million. We expect that our operating losses and negative cash flows will continue for the foreseeable future.

Under applicable accounting standards, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within 12 months after the date the consolidated financial statements are issued. The ability to obtain sufficient additional equity or debt financing with terms favorable or acceptable to us cannot be considered probable, as these events are outside of our control. Based on our currently available cash resources, we will require additional funding prior to the end of 2024. Accordingly, management has concluded that these circumstances raise substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. We will need to generate significant revenues to achieve profitability, and we may never do so. Because of the numerous risks and uncertainties associated with the development of our current and any future product candidates, the development of our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses required for completing the research and development of our product candidates.

Restructuring Plan

In November 2023, we announced the Restructuring Plan to prioritize the commercialization of VOWST and the completion of the SER-155 Phase 1b study, while reducing costs and supporting longer-term business sustainability. The Restructuring Plan included (i) a reduction of our workforce by approximately 41% across the organization, resulting in the elimination of approximately 160 positions; (ii) significantly scaling back all non-partnered research and development activities other than the completion of the SER-155 Phase 1b study; and (iii) reducing general and administrative expenses, including consolidating office space. The Restructuring Plan was substantially implemented around the end of fiscal 2023. In connection with the Restructuring Plan, for the year ended December 31, 2023, we incurred approximately $5.6 million in restructuring costs, primarily related to the workforce reduction, of which $5.3 million are expected to result in cash expenditures, and the remaining $0.3 million relates to stock-based compensation expense associated with the acceleration of unvested equity awards. These costs were incurred in the fourth quarter of 2023. See Note 13, Restructuring, to our audited consolidated financial statements included elsewhere in this Annual Report. We expect to achieve annual cash savings of approximately $75.0 million to $85.0 million in 2024, of which approximately $35.0 million is expected to result from the reduction in workforce, and which excludes any one-time charges primarily associated with the workforce reduction.

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

The 2021 License Agreement continues in effect until all development and commercialization activities for VOWST in the 2021 Licensed Territory have permanently ceased. The 2021 License Agreement may be terminated by either party upon sixty days’ written notice for the other party’s material breach that remains uncured during such sixty-day period, or immediately upon written notice for the other party’s insolvency. Nestlé may also terminate the 2021 License Agreement at-will with twelve months’ prior written notice, effective only on or after the third anniversary of first commercial sale of VOWST in the 2021 Licensed Territory. We may also terminate the 2021 License Agreement immediately upon written notice if Nestlé challenges any licensed patent in the 2021 Licensed Territory.

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

Long Term Manufacturing Agreement with Bacthera

In November 2021, we entered into a Long Term Manufacturing Agreement with BacThera AG, or Bacthera, a joint venture between Chr. Hansen and a Lonza Group affiliate, which was amended on December 14, 2022, or the Bacthera Agreement. The Bacthera Agreement governs the general terms under which Bacthera, or one of its affiliates, will (i) construct a dedicated full-scale production suite for us at Bacthera’s Microbiome Center of Excellence in Visp, Switzerland, which is substantially complete; and (ii) provide manufacturing services to us for VOWST and other products, as agreed to by the parties.

Under the terms of the Bacthera Agreement, we agreed to pay Bacthera a total of at least 256 million CHF (or approximately $301 million) for the initial term of the agreement, inclusive of the construction fees and annual operating fees. Bacthera is funding the majority of the construction costs and will own and control the manufacturing suite during construction. The construction fees that we are responsible for represent a small percentage of the overall construction costs and are payable upon the achievement of certain milestones related to the construction of the dedicated manufacturing suite. The annual operating fee includes the cost of a baseline annual batch production volume. We have also agreed to pay certain other ancillary fees and a per-batch fee in excess of the baseline batches. These fees are subject to adjustment during construction for certain items outside of Bacthera’s control and annually against an agreed index. We will supply the active pharmaceutical ingredients to Bacthera to enable it to perform the services and pay for certain other raw materials and manufacturing components, which will be acquired by Bacthera.

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

Indebtedness

Loan and Security Agreement with Hercules

In October 2019, we entered into a loan and security agreement, or the Hercules Loan Agreement, with Hercules Capital, Inc., or Hercules, pursuant to which a term loan facility in an aggregate principal amount of up to $50.0 million, or the Original Credit Facility, was available to us in three tranches, subject to certain terms and conditions. We received the first tranche of $25.0 million upon signing the agreement on October 29, 2019, but did not borrow either of the second two tranches, which were available at different times upon Hercules’ approval until June 30, 2021.

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

Effective as of February 24, 2022, we entered into a Second Amendment to the Original Credit Facility (as amended by the First Amendment), or the Hercules Credit Facility, pursuant to which a term loan facility in the amount of $100.0 million became available to us in five tranches including the first tranche of $25.0 million previously drawn under the Original Credit Facility, subject to certain terms and conditions.

The Hercules Credit Facility was secured by substantially all of our assets, other than our intellectual property. We agreed to not pledge or secure our intellectual property to others.

The Hercules Credit Facility was repaid on the Oaktree Closing Date (as defined below). For a further description of the Hercules Credit Facility, see Note 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Oaktree Credit Agreement

On April 27, 2023, or the Oaktree Closing Date, we entered into the Oaktree Credit Agreement, among the Company, the subsidiary guarantors from time to time party thereto, the Oaktree Lenders, and the Agent. The Oaktree Credit Agreement establishes a term loan facility of $250.0 million, consisting of (i) $110.0 million, or the Tranche A Loan, funded on the Closing Date, (ii) $45.0 million, or the Tranche B Loan, that the Company may borrow subject to certain conditions, (iii) $45.0 million, or the Tranche C Loan, that the Company may borrow subject to certain conditions, and (iv) $50.0 million, or the Tranche D Loan, available in Oaktree’s sole discretion. The Tranche B Loan may be drawn by the Company until September 30, 2024, if VOWST net sales for the trailing six consecutive months are at least $35 million and at least 4.5% greater in the calendar quarter prior to the Applicable Funding Date (as defined in the Oaktree Credit Agreement) over the calendar quarter immediately preceding it. The Tranche C Loan may be drawn until September 30, 2025, if VOWST net sales for the trailing 12 consecutive months are at least $120 million and at least 4.5% greater in each of the two calendar quarters prior to the Applicable Funding Date relative, in each case, to the calendar quarter immediately preceding it. The Oaktree Term Loan has a maturity date of April 27, 2029, or the Oaktree Maturity Date. Of the $110.0 million Tranche A Loan advanced by the Lenders at closing, approximately $53.4 million repaid the Company's then-existing credit facility with Hercules Capital, Inc. After deducting other transaction expenses and fees, the Company received net proceeds of approximately $50.4 million.

Borrowings under the Oaktree Term Loan bear interest at a rate per annum equal to the three-month term Secured Overnight Financing Rate (subject to a 2.500% floor and a 5.000% cap), plus an applicable margin of 7.875%, payable quarterly in arrears. If certain VOWST net sales targets are met, the applicable margin will be reduced from 7.875% to 7.50% through the Oaktree Maturity Date. We are required to make quarterly interest-only payments on the Oaktree Term Loan for the first three years after the Oaktree Closing Date. Beginning on June 30, 2026, we will be required to make quarterly payments of interest, plus repay 7.5% of the outstanding principal of the Oaktree Term Loan in quarterly installments until the Oaktree Maturity Date, unless the interest only period is extended based upon the achievement of certain VOWST net sales targets.

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

Our obligations under the Oaktree Credit Agreement and the other Loan Documents (as defined in the Oaktree Credit Agreement) will be guaranteed by any of our domestic subsidiaries that become Guarantors (as defined in the Oaktree Credit Agreement), subject to certain exceptions. Our and our Guarantors’, or collectively, the Loan Parties, respective obligations under the Oaktree Credit Agreement and the other Loan Documents are secured by first priority security interests in substantially all assets of the Loan Parties, including intellectual property, subject to certain customary thresholds and exceptions. As of December 31, 2023, there were no Guarantors.

The Oaktree Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including a financial covenant requiring us to maintain certain levels of cash and cash equivalents in accounts subject to a control agreement in favor of the Agent of at least $30.0 million at all times commencing from 30 days after the Oaktree Closing Date and decreasing to $25.0 million of cash and cash equivalents in such controlled accounts after we borrow any Tranche B Loan. As of December 31, 2023, we were in compliance with all financial covenants pursuant to the Oaktree Credit Agreement.

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

Cash Flows

The following table summarizes our sources and uses of cash, cash equivalents and restricted cash for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
	(in thousands)
Cash used in operating activities	$(117,354)	$(228,816)
Cash provided by investing activities	$10,582	$82,428
Cash provided by financing activities	$71,705	$129,602
Net decrease in cash, cash equivalents and restricted cash	$(35,067)	$(16,786)

Operating Activities

During the year ended December 31, 2023, net cash used in operating activities was $117.4 million, primarily due to a net loss of $113.7 million and changes in our operating assets and liabilities of $59.0 million, partially offset by non-cash charges of $55.3 million. Non-cash charges consisted of $34.1 million of stock-based compensation expense, loss sharing under the 2021 License Agreement with Nestlé of $5.2 million, $8.9 million related to the amortization of right-of-use assets, $6.2 million of depreciation, $0.9 million of net amortization of premiums related to our investments and amortization of debt issuance costs, and $1.6 million of loss from the extinguishment of the Hercules Credit Facility. These were partially offset by a $1.6 million decrease in the fair value of the Additional Warrants. Changes in our operating assets and liabilities during the year ended December 31, 2023 primarily consisted of a $29.1 million increase in prepaid expenses and other current and non-current assets, an increase in inventories of $29.6 million and an increase in collaboration receivable - related party of $8.7 million, as a result of the commencement of our commercial operations since the FDA approval of VOWST in April 2023, an $11.6 million decrease in accounts payable, a $1.3 million decrease in deferred revenue and a $2.2 million decrease in operating lease liabilities, partially offset by a $15.8 million increase in accrued expenses and other liabilities and an increase in deferred income - related party of $7.7 million. The increase in prepaid expenses and other current and non-current assets and accrued expenses and other liabilities was primarily due to the achievement of the substantial completion milestone pursuant to the Bacthera Agreement. The decrease in deferred revenue was due to recognition of revenue during the year for services performed under both the 2021 License Agreement and the 2016 License Agreement. The decrease in operating lease liabilities was due to the cash payment of lease obligations.

During the year ended December 31, 2022, net cash used in operating activities was $228.8 million, primarily due to a net loss of $250.2 million and changes in our operating assets and liabilities of $18.4 million, partially offset by non-cash charges of $39.7 million. Non-cash charges consisted of $25.5 million of stock-based compensation expense, $5.2 million related to the amortization of right-of-use assets, $6.6 million of depreciation, $1.4 million of net amortization of premiums related to our investments and amortization of debt issuance costs, and collaboration loss sharing of $1.0 million related to the 2021 License Agreement with Nestlé. Changes in our operating assets and liabilities during the year ended December 31, 2022 primarily consisted of a $12.6 million increase in prepaid expenses and other current and non-current assets, a $7.1 million decrease in deferred revenue and a $4.2 million decrease in operating lease liabilities, partially offset by a $3.3 million increase in accrued expenses and other liabilities and a $2.2 million increase in accounts payable. The increase in prepaid expenses and other current and non-current assets was primarily due to the remittance of the second milestone payment pursuant to the Bacthera Agreement. The decrease in deferred revenue was due to recognition of revenue during the year for services performed under both the 2021 License Agreement and the 2016 License Agreement. The decrease in operating lease liabilities was due to the cash payment of lease obligations.

Investing Activities

During the year ended December 31, 2023, net cash provided by investing activities was $10.6 million, primarily due to maturities of investments of $23.0 million, partially offset by purchases of investments of $4.4 million and purchases of property and equipment of $8.0 million.

During the year ended December 31, 2022, net cash provided by investing activities was $82.4 million, primarily due to maturities of investments of $140.5 million, partially offset by purchases of investments of $48.2 million and purchases of property and equipment of $9.8 million.

Financing Activities

During the year ended December 31, 2023, net cash provided by financing activities was $71.7 million, consisting of $103.4 million in proceeds from the issuance of the Oaktree Term Loan, offset by $52.9 million for the repayment of the Hercules Credit Facility. Cash provided by financing activities also consisted of $18.2 million from the issuance of common stock under our at the market equity program, net of issuance costs. We also received $0.9 million from the issuance of common stock associated with the exercise of stock options, and $2.2 million in connection with the issuance of common stock under our 2015 Employee Stock Purchase Plan, or ESPP.

During the year ended December 31, 2022, net cash provided by financing activities was $129.6 million, consisting of $96.7 million of net proceeds received from the Registered Direct Offering that we completed in July 2022, $27.6 million of proceeds received from the New Credit Facility, and $4.4 million from the issuance of common stock via our at the market equity program, net of issuance costs. We also received $1.0 million from the issuance of common stock associated with the exercise of stock options and $1.8 million in connection with the issuance of common stock under our ESPP. These cash inflows were partially offset by principal payments under the Original Credit Facility of $1.9 million.

Funding Requirements

Our expenses may increase substantially in connection with our ongoing clinical development activities and our research and development activities. In addition, we expect to continue to incur additional costs associated with operating as a public company. We anticipate that our expenses will increase substantially if and as we:

•
advance commercialization of VOWST;
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

•
the impact of the Restructuring Plan, including its anticipated benefits;
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

As discussed in Note 1 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within 12 months after the date the consolidated financial statements are issued. The receipt of potential funding from future equity issuances cannot be considered probable, as these events are outside of our control. Based on our currently available cash resources and our current level of operations and cash flow analysis for the 12-month period subsequent to the date of issuance of the consolidated financial statements, we believe it is reasonably likely that we will require additional funding prior to the end of 2024. Accordingly, management has concluded that these circumstances raise substantial doubt about our ability to continue as a going concern.

Contractual Obligations and Commitments

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Such arrangements include those related to our lease commitments, long-term debt, and long-term manufacturing agreements.

Lease Commitments

Our lease commitments reflect payments due under our operating lease agreements for our corporate headquarters, office and laboratory space, and donor collection facilities, that expire between November 2028 and April 2033. As of December 31, 2023, our contractual commitments for our leases were $177.4 million, of which $19.9 million is expected to be paid within one year, and $157.5 million will be paid over the remaining term of such leases. Our lease commitments also include $0.8 million for leases that had not yet commenced as of December 31, 2023. For additional information on our leases and timing of future payments, please read Note 8, Leases, to the consolidated financial statements included in this Form 10-K.

Loan Agreement

Our commitments due for our term loan under our arrangement with Oaktree total $14.4 million in interest-only payments through December 31, 2024. Our remaining commitments are due through April 2029, and include principal and interest payments of $153.3 million, and an additional fee upon maturity of the loan of $1.7 million. The interest rate in effect at December 31, 2023 was 12.875%. See Note 9, Notes Payable, to the consolidated financial statements for further discussion of the Oaktree Term Loan.

Bacthera Long Term Manufacturing Agreement

Our commitments due under the Bacthera Agreement, inclusive of construction fees and annual operating fees, total $288.8 million. Under the Bacthera Agreement $30.0 million was due upon substantial completion of our dedicated production suite, which occurred in late 2023, and remains unpaid, accruing interest in accordance with the Bacthera Agreement. The remaining construction milestones are approximately $12.6 million and $29.2 million, which will be due and payable upon provisional acceptance and final acceptance, respectively, and are expected to be due within the next 12 months. We have entered into negotiations with Bacthera to realign the timing of milestone payments. The Bacthera Agreement also includes $14.6 million in operating fees expected to be paid in the next year, with the remaining $202.3 million in operating fees paid over the remaining 9 years of the contract, beginning in 2025.

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

As of December 31, 2023, our cash and cash equivalents consisted of cash and money market accounts. Our interest income is sensitive to changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

As of December 31, 2023, we had outstanding borrowings under the Oaktree Term Loan. Borrowings under the Oaktree Term Loan bear interest at a rate per annum equal to three-month term Secured Overnight Financing Rate (subject to a 2.500% floor and a 5.000% cap), plus an applicable margin of 7.875%, payable quarterly in arrears. An immediate 10% change in the Secured Overnight Financing Rate would not have a material impact on our debt‑related obligations, financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer has concluded that as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

a)
Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

b)
Insider Trading Arrangements and Policies.

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Director Biographical Information

Name	Age	Position
Dennis A. Ausiello, M.D. (3)(4)	78	Director
Stephen Berenson (3)	63	Chairman of the Board of Directors
Paul R. Biondi (2)	54	Director
Willard H. Dere, M.D. (1)(4)	70	Director
Claire M. Fraser, Ph.D. (1)(4)	68	Director
Kurt C. Graves (2)	56	Director
Richard N. Kender (1)(2)	68	Director
Eric D. Shaff	48	President, Chief Executive Officer and Director
(1)
Member of the audit committee.
(2)
Member of the compensation and talent committee.
(3)
Member of the nominating and corporate governance committee.
(4)
Member of the science and clinical development committee.

Dennis A. Ausiello, M.D., has served as a member of our board of directors since April 2015. Dr. Ausiello has served as the Jackson Distinguished Professor of Clinical Medicine at Harvard Medical School and Director, Emeritus of Harvard Medical School’s M.D./Ph.D. Program since 1996, Chair of Medicine, Emeritus, and Director of the Center for Assessment Technology and Continuous Health (CATCH) at Massachusetts General Hospital, which he co-founded, since 2012, and Physician-in-Chief Emeritus at Massachusetts General Hospital since 2013. From 1996 to April 2013, Dr. Ausiello served as the Chief of Medicine at Massachusetts General Hospital. Dr. Ausiello is a member of the Institute of Medicine of the National Academy of Sciences and a fellow of the American Academy of Arts and Sciences. Dr. Ausiello has served on the board of directors of Alnylam Pharmaceuticals since April 2012 and as Vice Chairman of the board of directors of Spexis AG, a clinical-stage biopharmaceutical company, since December 2021, and previously served on the board of directors of Pfizer Inc. from 2006 to 2020, where he currently serves on the advisory board since 2019. Dr. Ausiello also serves on the boards of directors of numerous privately held companies. Dr. Ausiello received a B.A. in Biochemistry from Harvard College and an M.D. from the University of Pennsylvania. We believe that Dr. Ausiello is qualified to serve on our board of directors because of his extensive experience as a physician and as a director of pharmaceutical companies.

Stephen A. Berenson has served as Chairman of our board of directors since December 2019 and as a member of our board of directors since August 2019. Mr. Berenson has been a Managing Partner at Flagship Pioneering, a life sciences innovation firm which conceives, creates, resources and develops first-in-category bioplatform companies, since June 2017. Prior to Flagship, Mr. Berenson spent 33 years in various roles as an investment banker at J.P. Morgan, most recently serving in the role of Vice Chairman of Investment Banking from 2005 to April 2017, where he focused on providing high-touch strategic advice and complex transaction execution to leading companies across all industries globally. He was co-founder of J.P. Morgan’s Global Strategic Advisory Council and co-founder of the firm’s Board Initiative. Mr. Berenson has served as chairman of the board of directors of Cellarity, a privately held pharmaceutical company, since July 2021, and has served on the board of directors of Moderna, Inc., a pharmaceutical and biotechnology company, since October 2017. Mr. Berenson received an S.B. in Mathematics from the Massachusetts Institute of Technology. We believe that Mr. Berenson is qualified to serve on our board of directors because of his extensive experience working with rapidly-growing companies across various industries.

Paul R. Biondi has served as a member of our board of directors since March 2020. Mr. Biondi is an Executive Partner and President of Pioneering Medicines at Flagship Pioneering, a life sciences innovation firm which conceives, creates, resources and develops first-in-category bioplatform companies, roles he has held since November 2019. Mr. Biondi joined Flagship Pioneering following a seventeen-year tenure at Bristol-Myers Squibb, or BMS, a pharmaceutical company, where he was most recently the Senior Vice President of Strategy and Business Development from October 2015 to November 2019. Prior to serving in the role of Senior Vice President of Strategy, from 2002 to 2015, Mr. Biondi held a series of other leadership roles within BMS’ Research and Development organization overseeing strategy, portfolio, and project management, as well as clinical and business operations. Mr. Biondi holds a bachelor’s degree from Dartmouth College and an M.B.A. from the J.L. Kellogg School of Management at Northwestern University. We believe that Mr. Biondi is qualified to serve on our board of directors because of his extensive experience in biopharmaceutical strategy and corporate development.

Willard H. Dere, M.D., has served as a member our board of directors since July 2017. Dr. Dere has been Professor Emeritus, Department of Internal Medicine, at the University of Utah School of Medicine since July 2022. Prior to retirement, and beginning in November 2014, Dr. Dere held multiple roles at the University of Utah Health Sciences Center, including Associate Vice President for

Research, Co-Director of the Utah Clinical and Translational Science Institute, and Co-Director of the Center for Genomic Medicine. Prior to his professorship, from 2003 until 2014, Dr. Dere worked at Amgen, where he was Senior Vice President and head of Global Development, and led development programs in multiple therapeutic areas. From 1989 to 2014, he worked at Eli Lilly and led multiple development programs, and also worked in clinical pharmacology, regulatory affairs and safety. Dr. Dere has served on the boards of directors of BioMarin Pharmaceutical, Inc. since 2016, Mersana Therapeutics, Inc. since 2018, and Metagenomi, Inc. since August 2021, and previously served on the boards of directors of Ocera Therapeutics and Radius Health. Dr. Dere received his B.A. in History and Zoology and M.D. from the University of California, Davis, completed his internal medicine residency training at the University of Utah, and his postdoctoral training in endocrinology and metabolism at the University of California, San Francisco. We believe Dr. Dere is qualified to serve on our board of directors due to his extensive academic experience and his knowledge of the biotechnology industry.

Claire M. Fraser, Ph.D., has served as a member of our board of directors since January 2023. Since 2007, Dr. Fraser has been the director of the Institute for Genome Sciences and a Professor of Medicine and Microbiology and Immunology at the University of Maryland School of Medicine in Baltimore, Maryland. From 1998 to 2007, she served as president and director of The Institute for Genomic Research, a not-for-profit research organization engaged in human and microbial genomics studies. Dr. Fraser has served on the board of directors of Becton, Dickinson, and Company, a medical technology company, since 2006, and previously served as the Chair of the Board and a director of the American Association for the Advancement of Science. Dr. Fraser received her bachelor’s degree in Biology from Rensselaer Polytechnic Institute and her Ph.D. in Pharmacology from State University of New York-Buffalo. We believe Dr. Fraser is qualified to serve on our board of directors due to her extensive academic experience and her knowledge of the microbiome industry.

Kurt C. Graves has served as a member of our board of directors since November 2015. Mr. Graves has served as the Chairman, President and Chief Executive Officer of i20 Therapeutics, Inc., a biotechnology company, since August 2023, and he previously served as the Executive Chairman of its board of directors from August 2021 to August 2023. Mr. Graves was previously the Chairman, President and Chief Executive Officer of Intarcia Therapeutics, Inc., a biotechnology company, from September 2010 to December 2020, and on its board of directors from August 2010 to December 2020. Previously, he served as Executive Vice President, Chief Commercial Officer and Head of Strategic Development at Vertex Pharmaceuticals Inc., or Vertex, from July 2007 to October 2009. Prior to joining Vertex, Mr. Graves held various senior leadership positions at Novartis Pharmaceuticals Corporation, or Novartis Corp., from 1999 to June 2007, including the Global General Medicines Business Unit Head and Global Chief Marketing Officer for the pharmaceuticals division of Novartis Corp. from September 2003 to June 2007. Prior to Novartis Corp., Mr. Graves held senior leadership positions at Merck and Astra-Merck where he led the U.S. Business Unit responsible for Prilosec, Nexium and Prilosec OTC over a 10-year period. He served as Chairman on the board of directors of Radius Health, Inc. from May 2011 to March 2020, and as a director on Achillion Pharmaceuticals, Inc., or Achillion, from June 2012 to January 2020, when Achillion was acquired. Mr. Graves received a B.S. in Biology from Hillsdale College. We believe Mr. Graves is qualified to serve as a member of our board of directors because of his extensive experience in the life sciences industry, membership on various boards of directors and his leadership and management experience.

Richard N. Kender has served as a member of our board of directors since October 2014. From October 1978 to September 2013, Mr. Kender held positions in a variety of corporate areas at Merck & Co., Inc., or Merck, a pharmaceutical company, most recently serving as Senior Vice President of Business Development and Corporate Licensing. Mr. Kender has served on the boards of directors of Poxel S.A., a clinical stage biopharmaceutical company, since March 2015 and Bicycle Therapeutics PLC since July 2019. He previously served on the boards of directors of INC Research Holdings, Inc. (now known as Syneos Health) between December 2014 and August 2017, Abide Therapeutics, Inc., a privately held company, between December 2015 and May 2019, and ReViral Ltd., a privately held company, from November 2019 to June 2022. Mr. Kender received a B.S. in Accounting from Villanova University and an M.B.A. from Fairleigh Dickinson University. We believe Mr. Kender is qualified to serve on our board of directors because of his finance experience and knowledge of the biotechnology industry.

Eric D. Shaff has served as our President and Chief Executive Officer and a member of our board of directors since January 2019. Previously, he served as our Chief Operating and Financial Officer and Executive Vice President from January 2018 until January 2019 and as our Chief Financial Officer from November 2014 until January 2019. From January 2012 to November 2014, Mr. Shaff was Vice President of Corporate Finance for Momenta Pharmaceuticals, or Momenta, a biotechnology company, where he helped manage Momenta’s accounting, finance, planning, and procurement functions, as well as contributing to Momenta’s investor relations efforts. Prior to Momenta, Mr. Shaff held a number of corporate development and finance positions with Genzyme Corporation, a biotechnology company, most recently as Vice President of Finance/Controller for the Personalized Genetic Health division. Mr. Shaff previously served on the board of directors of Sigilon Therapeutics, Inc. from 2017 to August 2023. Mr. Shaff received his B.A. from the University of Pennsylvania and his M.B.A. from Cornell University. We believe Mr. Shaff is qualified to serve on our board of directors because of his extensive business and finance experience and his knowledge of the biotechnology industry.

Information about our Executive Officers

Name	Age	Position
Eric D. Shaff(1)(2)	48	President, Chief Executive Officer and Director
David Arkowitz(2)	62	Executive Vice President, Chief Financial Officer and Head of Business Development
Thomas J. DesRosier	69	Executive Vice President and Chief Legal Officer
David S. Ege, Ph.D.	49	Executive Vice President and Chief Technology Officer
Matthew Henn, Ph.D.	49	Executive Vice President and Chief Scientific Officer
Lisa von Moltke, M.D.	65	Executive Vice President and Chief Medical Officer
Teresa L. Young, Ph.D.	57	Executive Vice President, Chief Commercial and Strategy Officer

(1)
Information concerning Eric D. Shaff, our President and Chief Executive Officer, may be found above in the section entitled “Director Biographical Information.”
(2)
On February 26, 2024, the Company announced that David Arkowitz is retiring as Executive Vice President, Chief Financial Officer and Head of Business Development, principal financial officer and principal accounting officer of the Company, effective as of March 15, 2024. Effective as of Mr. Arkowitz’s retirement, the Board has designated Eric Shaff to serve as the Company’s interim principal financial officer and interim principal accounting officer until the expected commencement of employment of Marella Thorell as the Company’s Executive Vice President and Chief Financial Officer, principal financial officer, and principal accounting officer on or about March 25, 2024.

David Arkowitz has served as our Executive Vice President, Chief Financial Officer and Head of Business Development since June 2021. Previously, he served as the Chief Financial Officer of Flexion Therapeutics, Inc., a biotechnology company, from May 2018 to May 2021. From September 2013 to May 2018, Mr. Arkowitz served as Chief Operating Officer and Chief Financial Officer at Visterra, Inc., a biotechnology company that was acquired by Otsuka Pharmaceutical Co. He also previously served as Chief Financial Officer at each of Mascoma Corporation, AMAG Pharmaceuticals Inc., and Idenix Pharmaceuticals LLC and held additional leadership positions within each company. Preceding his tenure at Idenix, Mr. Arkowitz spent more than 13 years at Merck & Co., Inc. where he held roles of increasing responsibility, including Vice President and Controller of the U.S. operations, Controller of the global research and development division, and the Chief Financial Officer of Merck’s Canadian subsidiary. Mr. Arkowitz currently serves on the board of directors of Kineta, Inc., and has previously served on the boards of directors of F-star Therapeutics, Inc., Yumanity Therapeutics, Inc., Spring Bank Pharmaceuticals, Inc. and Proteostasis Therapeutics, Inc. He obtained his B.A. in mathematics at Brandeis University and his M.B.A. in finance at Columbia University Business School.

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

David S. Ege, Ph.D., has served as our Executive Vice President and Chief Technology Officer since October 2020. Previously, Dr. Ege served in a variety of technical and leadership roles in R&D and manufacturing at Merck from November 2003 to October 2020, most recently as global lead for digital strategy in Merck’s Manufacturing Division from June 2019 to October 2020. From April 2015 to June 2019, Dr. Ege served as Executive Director of Vaccines & Biologics Manufacturing at Merck’s plant in Elkton, Virginia, where he led bulk manufacturing operations for Gardasil®, Gardasil9® and Cancidas®. He has contributed to the successful first-in-class licensure and launch of cervical cancer vaccines, Gardasil® (2006) and Gardasil9® (2014), and a breakthrough cancer immunotherapy, Keytruda® (2014). He graduated summa cum laude from Princeton with a B.S.E. in chemical engineering and earned his Ph.D. in chemical engineering from the University of Pennsylvania.

Matthew Henn, Ph.D., has served as our Executive Vice President and Chief Scientific Officer since February 2019. He has been involved in the discovery and development of multiple microbiome therapeutics across infectious, inflammatory, and oncology indications, and has authored over 75 peer-reviewed publications. His research has focused on microbial populations and the functional role of microbes in both environmental and human disease applications, and the development of genomic and functional technologies to study these populations. Prior to participating in the launch of our company in 2012, he was the Director of Viral Genomics and Assistant Director of the Genome Sequencing Center for Infectious Diseases at the Broad Institute of Massachusetts Institute of Technology and Harvard. He has served on various National Institutes of Health, or NIH, working groups on antimicrobial resistance and microbiome research, as a scientific advisor for NIH’s Viral Pathogen Bioinformatics Resource Center, as an ad-hoc reviewer and editor of various peer-reviewed journals, and as a scientific advisor to non-profit and for-profit organizations. He currently serves on the Microbiome Therapeutics Innovation Group board of directors, the World Microbiome Partnership steering committee, Life Sciences Cares board of advisors, and the scientific advisory board of Growcentia, Inc., an agricultural microbiome company. Dr. Henn is formally trained in ecology and evolutionary biology and earned his Ph.D. in ecosystem sciences from the University of California at Berkeley, where he was a NASA Earth Systems Sciences Fellow, and trained as a NSF Postdoctoral Fellow in Microbiology at Duke University.

Lisa von Moltke, M.D., has served as our Executive Vice President and Chief Medical Officer since March 2020. Previously, Dr. von Moltke worked for Alkermes, Inc., a pharmaceutical company, from June 2015 to December 2019, where she served in roles of increasing seniority, culminating as Senior Vice President and Head of Clinical Development. Beginning in June 2015, Dr. Moltke served as VP Clinical Pharmacology, DMPK and Bioanalytics, was promoted to Head of Clinical Development in November 2015, and became SVP in June 2018. Prior to joining Alkermes, Dr. von Moltke served as Vice President Clinical Pharmacology at Sanofi/Genzyme Corporation, a biotechnology company, from 2009 to 2015 and was US Head Clinical & Exploratory Pharmacology Sciences (CEP) and Early Development. Starting in 2014 she was Head CEP for Japan and China regions. From 2006 to 2009, Dr. von Moltke was Head, Translational Medicine for the Takeda Oncology Company, a biopharmaceutical company, in Cambridge, MA. Dr. von Moltke has served on the board of directors of Cara Therapeutics, Inc. since November 2022. She has served as President of the American College of Clinical Pharmacology, and as the Editor-in-Chief of The Journal of Clinical Pharmacology. Dr. von Moltke earned a B.A. degree at Wellesley College and her M.D. from Michigan State University, College of Human Medicine.

Teresa L. Young, Ph.D., has served as our Executive Vice President, Chief Commercial and Strategy Officer since June 2020. Previously, Dr. Young served as Vice President, Global Commercial Strategy at Sage Therapeutics from March 2018 to June 2020, where she led development of Sage’s global commercial capabilities, including global marketing, insights and analytics and new product planning. Prior to that, she held commercial leadership roles of increasing responsibility at Bristol-Myers Squibb from November 2010 to March 2018, culminating in her role as Vice President and General Manager, Cardiovascular, in which she led the global ELIQUIS® business to become the company’s largest product by revenue. Earlier in her career, Dr. Young held marketing and sales roles at GlaxoSmithKline from June 1993 to November 2010, where she catalyzed growth for the company’s Urology, Diabetes and NeuroHealth organizations. Dr. Young is a member of the Women in Bio and Healthcare Businesswomen’s Association and served on the Advisory Board of the Healthcare Businesswomen’s Association. Dr. Young received her B.S. in pharmacy and her Ph.D. in healthcare marketing from the University of South Carolina.

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

Other

The remainder of the information required to be disclosed by this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders to be held in 2024 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required to be disclosed by this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders to be held in 2024 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders to be held in 2024 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required to be disclosed by this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders to be held in 2024 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required to be disclosed by this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders to be held in 2024 and is incorporated herein by reference.

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

(a)(3) Exhibits.

The following is a list of all exhibits filed as a part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation	8-K	001-37465	3.1	7/1/15

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, dated June 27, 2023	8-K	001-37465	3.1	6/28/23

3.3	Amended and Restated Bylaws	8-K	001-37465	3.1	1/2/24

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-204484	4.2	6/16/15

4.2	Description of Capital Stock					*

4.3	Form of Warrant, dated April 27, 2023, issued by the Registrant to the Lenders, together with a schedule of warrant holders	8-K	001-37465	4.1	4/27/23

10.1#	2015 Incentive Award Plan, as amended and forms of award agreements thereunder	10-K	001-37465	10.1	3/7/23

10.2#	2015 Employee Stock Purchase Plan	S-1/A	333-204484	10.3	6/16/15

10.3#	2012 Stock Incentive Plan, as amended and form of option agreement thereunder	S-1	333-204484	10.1	5/27/15

10.4#	2022 Employment Inducement Award Plan and forms of award agreements thereunder	10-K	001-37465	10.4	3/7/23

10.5#	Non-Employee Director Compensation Program	10-K	001-37465	10.5	3/7/23

10.6	Lease, dated September 22, 2021, by and between the Registrant and HCP/KING 101 CPD LLC					*

10.7#	Second Amended and Restated Employment Agreement, dated January 29, 2021, by and between the Registrant and Eric D. Shaff	8-K	001-37465	10.1	2/1/21

10.8#	Amended and Restated Employment Agreement, dated January 29, 2021, by and between the Registrant and Thomas J. DesRosier	8-K	001-37465	10.2	2/1/21

10.9#	Second Amended and Restated Employment Agreement, dated January 29, 2021, by and between the Registrant and Matthew R. Henn, Ph.D.	8-K	001-37465	10.3	2/1/21

10.10#	Amended and Restated Employment Agreement, dated January 29, 2021, by and between the Registrant and David S. Ege, Ph.D.	10-Q	001-37465	10.2	8/3/21

10.11#	Letter Agreement, dated November 4, 2021, by and between the Registrant and David S. Ege, Ph.D.	10-Q	001-37465	10.2	11/10/21

10.12#	Amended and Restated Employment Agreement, dated January 29, 2021, by and between the Registrant and Teresa L. Young	10-K	001-37465	10.13	3/2/21

10.13#	Amended and Restated Employment Agreement, dated January 29, 2021, by and between the Registrant and Lisa von Moltke, M.D.	10-K	001-37465	10.14	3/2/21

10.14#	Employment Agreement, dated May 10, 2021 by and between the Registrant and David Arkowitz	8-K	001-37465	10.1	5/20/21

10.15^	Collaboration and License Agreement, dated January 9, 2016, by and between the Registrant and Société des Produits Nestlé S.A.	10-Q	001-37465	10.1	5/16/16

10.16	Amendment No. 1 to the Collaboration and License Agreement, dated August 10, 2016, by and between the Registrant and Nestec Ltd.	10-K	001-37465	10.22	3/6/19

10.17^	Letter Agreement dated October 30, 2018, by and between the Registrant and Nestec Ltd.	10-K	001-37465	10.23	3/6/19

10.18	Securities Purchase Agreement, dated August 12, 2020 by and between the Company and Société des Produits Nestlé S.A.	8-K	001-37465	10.1	8/14/20

10.19†	License Agreement, dated July 1, 2021, by and between the Registrant and NHSc Pharma Partners	10-Q	001-37465	10.1	11/10/21

10.20†	Amendment No. 1 to License Agreement, dated March 24, 2022, by and between the Registrant and NHSc Pharma Partners	10-Q	001-37465	10.3	5/4/222

10.21†	Long Term Manufacturing Agreement, dated November 8, 2021, by and between the Registrant and BacThera AG	10-K	001-37465	10.25	3/1/22

10.22†	Amendment to Long Term Manufacturing Agreement, dated December 14, 2022, by and between the Registrant and BacThera AG	10-K	001-37465	10.28	3/7/23

10.23	Form of Non-Affiliate Purchase Agreement	8-K	001-37465	10.1	6/30/22

10.24	Form of Affiliate Purchase Agreement	8-K	001-37465	10.2	6/30/22

10.25	Placement Agency Agreement, dated June 29, 2022, by and between Registrant and J.P. Morgan Securities LLC	8-K	001-37465	10.3	6/30/22

10.26†	Supply Agreement, dated September 15, 2015, by and between Registrant and GenIbet BioPharmaceuticals, SA, as amended					*

10.27†	Supply Agreement, dated March 13, 2023, by and between the Registrant and Nestlé Enterprises S.A.	10-Q	001-37465	10.1	5/9/23

10.28	Credit Agreement and Guaranty, dated April 27, 2023, among the Registrant, as the borrower, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto, and Oaktree Fund Administration, LLC, as administrative agent for the lenders	8-K	001-37465	10.1	4/27/23

21.1	Subsidiaries of Seres Therapeutics, Inc.	10-K	001-37465	21.1	3/2/20

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	*

32.1	Section 1350 Certification of Chief Executive Officer	**

32.2	Section 1350 Certification of Chief Financial Officer	**

97.1#	Policy for Recovery of Erroneously Awarded Compensation	*

101.INS	Inline XBRL Instance Document- the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

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

SERES THERAPEUTICS, INC.

Date: March 5, 2024	By:	/s/ Eric D. Shaff
Eric D. Shaff
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric D. Shaff	President, Chief Executive Officer	March 5, 2024
Eric D. Shaff	and Director
(Principal Executive Officer)
/s/ David Arkowitz	Executive Vice President, Chief Financial Officer, and Head of Business Development	March 5, 2024
David Arkowitz	(Principal Financial and Accounting Officer)

/s/ Stephen Berenson	Chairman of the Board	March 5, 2024
Stephen Berenson

/s/ Dennis A. Ausiello	Director	March 5, 2024
Dennis A. Ausiello, M.D.

/s/ Paul R. Biondi	Director	March 5, 2024
Paul R. Biondi

/s/ Willard H. Dere	Director	March 5, 2024
Willard H. Dere, M.D.

/s/ Claire M. Fraser	Director	March 5, 2024
Claire M. Fraser, Ph.D.

/s/ Kurt C. Graves	Director	March 5, 2024
Kurt C. Graves

/s/ Richard N. Kender	Director	March 5, 2024
Richard N. Kender

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Seres Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Seres Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of stockholders' (deficit) equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Recognition of Collaboration (Profit) Loss Sharing - License Agreement with NHSc Rx License GmbH (Nestlé)

As described in Note 15 to the consolidated financial statements, the Company recognizes collaboration (profit) loss sharing – related party arising from a license agreement with Nestlé, which totaled $0.7 million for the year ended December 31, 2023. Under the 2021 License Agreement with Nestlé, beginning with the first commercial sale of VOWST, which occurred in June 2023, net sales of VOWST are recorded by Nestlé. The Company records its share of the profits or losses from the sales of VOWST, including commercial and medical affairs expenses incurred by the Company, on a net basis, as collaboration (profit) loss sharing - related party. The collaboration (profit) loss sharing - related party line item also includes the Company's profit on the transfer of VOWST inventory to Nestlé, which represents the excess of the supply price paid by Nestlé over the Company's cost to manufacture VOWST, subject to a supply price cap applicable to product manufactured prior to commercial launch.

The principal consideration for our determination that performing procedures relating to the recognition of collaboration (profit) loss sharing arising from the license agreement with Nestlé is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s recognition of collaboration (profit) loss sharing.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) evaluating management’s collaboration (profit) loss sharing accounting policy; (ii) testing the completeness and accuracy of certain data used to calculate the collaboration (profit) loss sharing by sending a confirmation and obtaining and inspecting source documents provided by Nestlé; (iii) recalculating the Company’s share of the profit or losses from the sales of VOWST; and (iv) recalculating the Company’s profit on transfer of VOWST inventory to Nestlé and obtaining and inspecting source documents, such as invoices and evidence of payment.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 5, 2024

We have served as the Company’s auditor since 2014.

SERES THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$127,965	$163,030
Short term investments	—	18,311
Collaboration receivable - related party	8,674	—
Inventories	29,647	—
Prepaid expenses and other current assets	9,124	13,423
Total current assets	175,410	194,764
Property and equipment, net	22,457	22,985
Operating lease assets	109,793	110,984
Restricted cash	8,185	8,185
Restricted investments	1,401	1,401
Other non-current assets (1)	41,354	10,465
Total assets	$358,600	$348,784
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$3,641	$17,440
Accrued expenses and other current liabilities (2)	80,611	59,840
Operating lease liabilities	6,677	3,601
Short term portion of note payable, net of discount	—	456
Deferred income - related party	7,730	—
Deferred revenue - related party	—	4,259
Total current liabilities	98,659	85,596
Long term portion of note payable, net of discount	101,544	50,591
Operating lease liabilities, net of current portion	105,715	107,942
Deferred revenue, net of current portion - related party	95,364	92,430
Warrant liability	546	—
Other long-term liabilities	1,628	1,442
Total liabilities	403,456	338,001
Commitments and contingencies (Note 16)
Stockholders’ (deficit) equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2023 and 2022; no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.001 par value; 240,000,000 and 200,000,000 shares authorized at December 31, 2023 and 2022, respectively; 135,041,467 and 125,222,273 shares issued and outstanding at December 31, 2023 and 2022, respectively	135	125
Additional paid-in capital	933,244	875,181
Accumulated other comprehensive loss	—	(12)
Accumulated deficit	(978,235)	(864,511)
Total stockholders’ (deficit) equity	(44,856)	10,783
Total liabilities and stockholders’ equity	$358,600	$348,784

[1] Includes $38,877 and $8,828 as of December 31, 2023 and December 31, 2022, respectively, of milestones related to the construction of the Company's dedicated manufacturing suite at BacThera AG, or Bacthera (see Note 16, Commitments and Contingencies). Such amounts will form part of the right-of-use asset upon lease commencement.

[2] Includes related party amounts of $28,053 and $34,770 at December 31, 2023 and December 31, 2022, respectively (see Note 18)

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Collaboration revenue - related party	$126,325	$7,128	$143,857
Grant revenue	—	—	1,070
Total revenue	126,325	7,128	144,927
Operating expenses:
Research and development expenses	$145,860	$172,920	$141,891
General and administrative expenses	87,744	79,694	69,261
Collaboration (profit) loss sharing - related party	704	1,004	(1,732)
Total operating expenses	234,308	253,618	209,420
Loss from operations	(107,983)	(246,490)	(64,493)
Other (expense) income:
Interest income	7,301	3,058	2,870
Interest expense	(13,176)	(6,020)	(2,910)
Other income (expense)	134	(705)	(1,045)
Total other (expense) income, net	(5,741)	(3,667)	(1,085)
Net loss	$(113,724)	$(250,157)	$(65,578)
Net loss per share attributable to common stockholders, basic and diluted	$(0.89)	$(2.31)	$(0.72)
Weighted average common shares outstanding, basic and diluted	128,003,294	108,077,043	91,702,866
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax of $0	10	49	(12)
Currency translation adjustment	2	(1)	(1)
Total other comprehensive income (loss)	12	48	(13)
Comprehensive loss	$(113,712)	$(250,109)	$(65,591)

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share data)

				Accumulated		Total
	Common Stock		Additional	Other		Stockholders
		Par	Paid-in	Comprehensive	Accumulated	(Deficit)
	Shares	Value	Capital	Loss (Income)	Deficit	Equity
Balance at December 31, 2020	91,459,239	$91	$723,482	$(47)	$(548,776)	$174,750
Issuance of common stock upon exercise of stock options	329,112	1	1,298	—	—	1,299
Issuance of common stock under ESPP	100,417	—	827	—	—	827
Issuance of common stock upon vesting of RSUs, net of tax withholdings	650	—	—	—	—	—
Stock-based compensation expense	—	—	20,222	—	—	20,222
Other comprehensive loss	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	(65,578)	(65,578)
Balance at December 31, 2021	91,889,418	92	745,829	(60)	(614,354)	131,507
Issuance of common stock upon exercise of stock options	326,864	—	966	—	—	966
Issuance of common stock upon vesting of RSUs and PSUs, net of tax withholdings	282,401	—	—	—	—	—
Issuance of common stock under ESPP	322,560	—	1,769	—	—	1,769
Issuance of common stock net of issuance costs of $3,279	31,746,030	32	96,689	—	—	96,721
Issuance of common stock from at the market equity offering, net of issuance costs of $310	655,000	1	4,446	—	—	4,447
Stock-based compensation expense	—	—	25,482	—	—	25,482
Other comprehensive income	—	—	—	48	—	48
Net loss	—	—	—	—	(250,157)	(250,157)
Balance at December 31, 2022	125,222,273	125	875,181	(12)	(864,511)	10,783
Issuance of common stock upon exercise of stock options	260,640	—	877	—	—	877
Issuance of common stock upon vesting of RSUs and PSUs, net of tax withholdings	1,244,663	1	(1)	—	—	—
Issuance of common stock under ESPP	602,692	2	2,149	—	—	2,151
Issuance of common stock from at the market equity offering, net of issuance costs of $772	7,711,199	7	18,152	—	—	18,159
Issuance of warrants	—	—	2,785	—	—	2,785
Stock-based compensation expense	—	—	34,101	—	—	34,101
Other comprehensive income	—	—	—	12	—	12
Net loss	—	—	—	—	(113,724)	(113,724)
Balance at December 31, 2023	135,041,467	$135	$933,244	$—	$(978,235)	$(44,856)

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(113,724)	$(250,157)	$(65,578)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	34,101	25,482	20,222
Depreciation and amortization expense	6,243	6,629	5,947
Non-cash operating lease cost	8,871	5,224	3,275
Amortization of premiums on investments	(236)	688	498
Amortization of debt issuance costs	1,139	705	2,526
Loss on extinguishment of debt	1,625	—	—
Change in fair value of warrant liabilities	(1,554)	—	—
Collaboration (profit) loss sharing - related party	5,158	1,004	(1,732)
Changes in operating assets and liabilities:
Prepaid expenses and other current and non-current assets	(29,124)	(12,599)	(12,337)
Collaboration receivable - related party	(8,674)	—	—
Inventories	(29,647)	—	—
Accounts receivable	—	—	9,387
Deferred income - related party	7,730	—	—
Deferred revenue - related party	(1,325)	(7,128)	(4,357)
Accounts payable	(11,578)	2,203	9,362
Operating lease liabilities	(2,197)	(4,203)	(3,550)
Accrued expenses and other current and long-term liabilities (3)	15,838	3,336	43,025
Net cash (used in) provided by operating activities	(117,354)	(228,816)	6,688
Cash flows from investing activities:
Purchases of property and equipment	(7,975)	(9,821)	(9,566)
Purchases of investments	(4,426)	(48,221)	(95,971)
Sales and maturities of investments	22,983	140,470	169,625
Net cash provided by investing activities	10,582	82,428	64,088
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	96,721	—
Proceeds from at the market equity offering, net of issuance costs	18,159	4,447	—
Proceeds from exercise of stock options	877	966	1,299
Issuance of common stock under ESPP	2,151	1,769	827
Proceeds from issuance of debt, net of issuance costs	103,378	27,606	—
Repayment of notes payable	(52,860)	(1,907)	(948)
Net cash provided by financing activities	71,705	129,602	1,178
Net (decrease) increase in cash, cash equivalents and restricted cash	(35,067)	(16,786)	71,954
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2	(1)	(1)
Cash, cash equivalents and restricted cash at beginning of year	171,215	188,002	116,049
Cash, cash equivalents and restricted cash at end of year	$136,150	$171,215	$188,002
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,547	$4,926	$2,446
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$16	$2,276	$874
Lease liability arising from obtaining right-of-use assets	$3,046	$91,412	$12,442
Prepaid rent reclassified to right-of-use assets	$4,634	$6,822	$—
Recognition of warrant liabilities	$2,100	$—	$—
Warrants issued related to Term Loan and recorded as debt discount (Note 9)	$2,785	$—	$—

[3] Includes related party amounts of $(6,717), $3,087, and $31,683 at December 31, 2023, 2022, and 2021, respectively (see Note 18)

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

The Company’s product, VOWST (fecal microbiota spores, live brkp), formerly called SER-109, was approved by the U.S. Food and Drug Administration (“FDA”) on April 26, 2023 and is the first and only orally administered microbiome therapeutic. VOWST is indicated to prevent the recurrence of Clostridioides difficile infection (“CDI”) in patients 18 or older following antibacterial treatment for recurrent CDI. The Company launched VOWST in the United States with its collaborator, Nestlé Health Science (“Nestlé”), in June 2023.

Building upon VOWST, the Company is progressing the Phase 1b clinical trial of SER-155, a microbiome therapeutic candidate consisting of a 16-strain consortium of cultivated bacteria designed to prevent enteric-derived infections and resulting bloodstream infections, as well as induce immune tolerance responses to reduce the incidence of graft-versus-host disease ("GvHD”) in patients undergoing allogeneic hematopoietic stem cell transplantation (“allo-HSCT”). Gastrointestinal microbiome data from the first 100 days of SER-155 Phase 1b open-label study cohort 1 showed the successful engraftment of SER-155 bacterial strains, and a substantial reduction in the cumulative incidence of pathogen domination as compared to a reference cohort of patients, a biomarker associated with the risk of serious enteric infections and resulting bloodstream infections, as well as GvHD. The tolerability profile observed was favorable, with no serious adverse events attributed to SER-155 administration. Enrollment in the placebo-controlled cohort 2 portion of the study is ongoing, and the cohort 2 data readout is anticipated in the third quarter of 2024.

The Company has built and deploys a reverse translational platform and knowledge base for the discovery and development of microbiome therapeutics, and maintains extensive proprietary know-how that may be used to support future research and development efforts. This platform incorporates high-resolution analysis of human clinical data to identify microbiome biomarkers associated with disease and non-disease states; preclinical screening using human cell-based assays and in vitro/ex vivo and in vivo disease models customized for microbiome therapeutics; and microbiological capabilities and a strain library that spans broad biological and functional breadth to both identify specific microbes and microbial metabolites that are associated with disease and to design consortia of bacteria with specific pharmacological properties. In addition, the Company owns a valuable intellectual property estate related to the development and manufacture of microbiome therapeutics.

On October 29, 2023, the Company's Board of Directors approved a restructuring plan to prioritize the commercialization of VOWST and the completion of the SER-155 Phase 1b study, while significantly reducing costs and supporting longer-term business sustainability (the "Restructuring Plan"). The Restructuring Plan included (i) a reduction of the Company's workforce by approximately 41% across the organization, resulting in the elimination of approximately 160 positions; (ii) significantly scaling back all non-partnered research and development activities other than the completion of the SER-155 Phase 1b study; and (iii) reducing general and administrative expenses, including consolidating office space. For additional information on the Restructuring Plan, see Note 13, Restructuring.

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

The accompanying consolidated financial statements have been prepared on a basis that assumes that the Company will continue as a going concern and that contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2023, the Company had an accumulated deficit of $978,235 and cash and cash equivalents of $127,965.

The Company's primary focus in recent months has been and will continue to be supporting commercialization, including the manufacture of VOWST, and the completion of the SER-155 Phase 1b study, which requires capital and resources. Other than VOWST, the Company’s product candidates are in development, and will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to potential commercialization. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, or maintained, that any product candidate developed will obtain necessary government regulatory approval, or that any approved product will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Primarily as a result of the increased and costly efforts to commercialize VOWST and to continue the research and development efforts for other product candidates and preclinical programs, for the year ended December 31, 2023, the Company incurred a net loss of $113,724, and had net operating cash outflows of $117,354. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. Based on the Company's currently available cash resources, current and forecasted level of operations, and forecasted cash flows for the 12-month period subsequent to the date of issuance of these consolidated financial statements, the Company will require additional funding to maintain commercial production of VOWST, continue to progress the SER-155 Phase 1b study, and meet its operational obligations as they come due. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements through financing or other transactions, including drawing the Tranche B Term Loan pursuant to the Oaktree Credit Agreement (see Note 9, Notes Payable), which is expected to become available to the Company based on VOWST net sales forecasts assuming continued quarter-over-quarter net sales growth, and selling shares under the Company's at the market equity offering. There can be no assurance that the Company will generate significant profit from the transfer of VOWST to Nestlé or its share of collaboration profits resulting from net sales of VOWST, or that it will be able to raise additional capital to fund operations with terms acceptable to the Company, or at all. Because certain elements of management’s plans to mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern are outside of the Company’s control, including the ability to raise capital through an equity or other financing, those elements cannot be considered probable according to Accounting Standards Codification (“ASC”) 205-40, Going Concern ("ASC 205-40"), and therefore cannot be considered in the evaluation of mitigating factors. As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date these consolidated financial statements are issued.

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

Investments

The Company classifies all of its marketable debt securities as available-for-sale securities. Accordingly, these marketable debt securities are recorded at fair value and unrealized gains and losses are reported as a separate component of accumulated other comprehensive loss in stockholders’ equity (deficit), unless the Company has determined that the security has experienced a credit loss, the Company expects to sell the security prior to the recovery of its unrealized losses, or it is more likely than not that the Company will be required to sell the security prior to the recovery of its amortized cost basis. When determining whether a credit loss exists, the Company considers several factors, including the estimated present value of expected cash flows from the security, whether the Company has the intent to sell the security or whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis. If the Company has an intent to sell, or if it is more likely than not that the Company will be required to sell a debt security in an unrealized loss position before recovery of its amortized cost basis, the Company will write down the security to its fair value and record the corresponding charge to the consolidated statement of operations and comprehensive loss.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense) within the consolidated statement of operations and comprehensive loss. No credit losses were recorded during the years ended December 31, 2023, 2022, and 2021.

The Company classifies its available-for-sale marketable debt securities as current assets on the consolidated balance sheet if they mature within one year from the balance sheet date. Any available-for-sale marketable debt securities with maturities greater than one year from the balance sheet date are classified as long-term assets on the consolidated balance sheet.

Restricted Investments

The Company held investments of $1,401 as of December 31, 2023 and 2022, in a separate restricted bank account as a security deposit for the lease of the Company’s headquarters in Cambridge, Massachusetts. The Company has classified these deposits as long-term restricted investments on its consolidated balance sheet.

Restricted Cash

The Company held restricted cash of $8,185 as of December 31, 2023 and 2022, respectively, which represents cash held for the benefit of the landlord for the Company's other leases. The Company has classified the restricted cash as long-term on its consolidated balance sheet as the underlying leases are greater than 1 year.

Cash, cash equivalents and restricted cash were comprised of the following (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$127,965	$163,030
Restricted cash, non-current	8,185	8,185
Total cash, cash equivalents and restricted cash	$136,150	$171,215

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

The Company’s cash equivalents and investments are carried at fair value, determined according to the fair value hierarchy described above. The Company’s investments in certificates of deposit are carried at amortized cost, which approximates fair value. The carrying values of the Company’s prepaid expenses and other current and non-current assets, accounts payable and accrued expenses approximate their respective fair values due to the short-term nature of these assets and liabilities. The carrying value of the Company’s long-term debt approximates its fair value (a level 2 measurement) at each balance sheet date due to its variable interest rate, which

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

approximates a market interest rate. The warrant liabilities associated with the Company's credit facility with Oaktree for which there is no current market and the determination of fair value requires significant estimation are classified as Level 3 financial liabilities.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment and right-of-use assets associated with our lease agreements. All of the Company's long-lived assets are to be held and used and have definitive lives and accordingly are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset or asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset or asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. To date, the Company has not recorded any impairment losses on long-lived assets.

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

Research Contract Costs and Accruals

The Company has entered into various research and development contracts with research institutions and other companies. These agreements are generally cancelable, and related payments are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research costs based on reporting provided by third parties, typically contract research organizations. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued and prepaid balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

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

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Collaboration Profit and Loss

The Company analyzes its collaboration arrangements to assess whether they are within the scope of ASC 808, Collaborative Arrangements ("ASC 808"), which includes determining whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of ASC 808 and those that are more reflective of a vendor-customer relationship and therefore within the scope of ASC 606. For those elements of the arrangement that are accounted for pursuant to ASC 606, the Company applies the five-step model prescribed in ASC 606, as described above. For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, generally by analogy to ASC 606. The Company records its share of the profits or losses from the sales of VOWST on a net basis, as collaboration (profit) loss sharing - related party because Nestlé and the Company are both active participants in commercialization activities and are exposed to significant risks and rewards that are dependent on the commercial success of the activities in the arrangement. The collaboration (profit) loss sharing - related party line item also includes the Company's profit on the transfer of VOWST inventory to Nestlé, which represents the excess of the supply price paid by Nestlé over our cost to manufacture VOWST.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2023, 2022 and 2021, other comprehensive income (loss) consisted of changes in unrealized gains (losses) from available-for-sale investments and a currency translation adjustment.

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

The Company’s restricted stock awards entitle the holder of such awards to dividends declared or paid by the board of directors, regardless of whether such awards are unvested, as if such shares were outstanding common shares at the time of the dividend. However, the unvested restricted stock awards are not entitled to share in the residual net assets (deficit) of the Company. Accordingly, in periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (‘‘ASU 2016-13’’), which requires the measurement and recognition of

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes may result in earlier recognition of credit losses. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which narrowed the scope and changed the effective date for non-public entities for ASU 2016-13. The FASB subsequently issued supplemental guidance within ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief (‘‘ASU 2019-05’’). ASU 2019-05 provides an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. The Company adopted the new standard using a modified retrospective approach as of January 1, 2022. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-07 may have on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which requires public entities to disclose specific categories in the effective tax rate reconciliation, as well as additional information for reconciling items that exceed a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid disaggregated by federal, state and foreign taxes, and further disaggregated for specific jurisdictions that exceed 5% of total income taxes paid, among other expanded disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of ASU 2023-09 may have on its consolidated financial statements.

3.
Fair Value of Financial Assets and Liabilities

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$81	$—	$—	$81
Commercial paper	—	—	—	—
Government securities	—	—	—	—
Total assets	$81	$—	$—	$81

Warrant liabilities	$—	$—	$546	$546
Total liabilities	$—	$—	$546	$546

	Fair Value Measurements as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$47,863	$—	$—	$47,863
Commercial paper	—	11,691	—	11,691
Government securities	—	4,966	—	4,966
Investments:
Commercial paper	$—	$2,465	$—	$2,465
Corporate bonds	—	2,957	—	2,957
Certificate of deposits	—	—	—	—
Government securities	—	12,889	—	12,889
	$47,863	$34,968	$—	$82,831

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

As of December 31, 2023 and 2022 the Company held a restricted investment of $1,401, which represents a certificate of deposit that is classified as Level 2 in the fair value hierarchy.

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

On the Closing Date (as defined in Note 9, Notes Payable) and as of December 31, 2023, the Level 3 inputs to the warrant liabilities are as follows:

	Closing Date	December 31, 2023
Volatility	83.0%	101.0%
Term (in years)	1.7	1.3

A reconciliation of the beginning and ending balances for the year ended December 31, 2023 for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities

Balance as of December 31, 2022	$—
Issuance of warrants	2,100
Adjustment to fair value	(1,554)
Balance as of December 31, 2023	546

There were no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2022. There were no transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2023 and 2022.

4.
Investments

As of December 31, 2023, the Company held restricted investments of $1,401, the cost of which approximates current fair value. The Company did not hold any other investments as of December 31, 2023.

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

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Excluded from the table above at December 31, 2022 are restricted investments of $1,401, as the cost approximates current fair value. Investments with original maturities of less than 90 days are included in cash and cash equivalents on the consolidated balance sheets and are not included in the table above. Investments with maturities of less than twelve months are considered current assets and those investments with maturities greater than twelve months are considered non-current assets. As of December 31, 2022, all of the Company's investments were classified as available-for-sale and matured within 12 months of the balance sheet date.

5.
Inventories

Capitalized inventories consist of the following at December 31, 2023 (in thousands):

	December 31, 2023	December 31, 2022
Raw materials	$4,426	$—
Work in process	25,221	—
Finished goods	—	—
Total	$29,647	$—

There were no inventories capitalized as of December 31, 2022, because the Company obtained approval for VOWST from the FDA on April 26, 2023. Prior to this approval, all costs for the manufacture of product supplies to support clinical development and commercial launch, including pre-launch inventory, were expensed as incurred or otherwise accounted for pursuant to the 2021 License Agreement. Pre-launch inventory manufactured prior to the FDA approval of VOWST, which was not capitalized into inventory but instead was expensed as research and development in previous periods, will be used in commercial production until it is depleted. Pre-launch inventory expensed as research and development totaled $26,794 for the year ended December 31, 2023.

Inventory amounts written down as a result of excess, obsolescence, or unmarketability and determined not to be recoverable pursuant to the 2021 License Agreement are expensed in the period in which they are identified. There were no such write-downs during the year ended December 31, 2023.

6. Property and Equipment, Net

Property and equipment, net consisted of the following:

	December 31,
	2023	2022
Laboratory equipment	$29,081	$24,533
Computer equipment	4,142	3,557
Furniture and office equipment	5,430	3,491
Leasehold improvements	33,549	32,474
Construction in progress	1,393	3,970
	73,595	68,025
Less: Accumulated depreciation and amortization	(51,138)	(45,040)
	$22,457	$22,985

Depreciation and amortization expense was $6,243, $6,629 and $5,947 for the years ended December 31, 2023, 2022 and 2021, respectively. During the years ended December 31, 2023 and 2022, the Company disposed of certain fully-depreciated assets with a cost basis of $145 and $1,857, respectively.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2023	2022
Clinical and development costs	$1,404	$6,717
Manufacturing and quality costs	31,917	—
Payroll and payroll-related costs	16,465	14,709
Collaboration payable - related party (Note 18)	28,053	34,770
Facility and other	2,772	3,644
	$80,611	$59,840

As of December 31, 2023, the Company accrued a total of $30,049 payable to Bacthera for the substantial completion of the Company's dedicated production suite for long-term supply of VOWST, as the milestone was achieved during the year ended December 31, 2023. This amount is included in the Manufacturing and quality costs category above.

Additionally, included within payroll and payroll-related costs is $5,080 of accrued severance related to the Restructuring Plan. See Note 13, Restructuring, for further details.

8. Leases

The Company leases real estate, primarily laboratory, office and manufacturing space. The Company’s leases have remaining terms ranging from approximately one to nine years. Certain leases include one or more options to renew, exercisable at the Company’s sole discretion, with renewal terms that can extend the lease from approximately one year to ten years. The Company evaluated the renewal options in its leases to determine if it was reasonably certain that the renewal option would be exercised, given the Company’s current business structure, uncertainty of future growth, and the associated impact to real estate, the Company concluded that it is not reasonably certain that any renewal options would be exercised. Therefore, the operating lease assets and operating lease liabilities only contemplate the initial lease terms. All the Company’s leases qualify as operating leases.

In April 2022, the Company entered into a lease for additional laboratory and office space in Spring House, Pennsylvania, with a lease term of ten years and a renewal option, subject to certain conditions, for an additional five-year term. The undiscounted minimum lease payments were $3,029, net of a tenant improvement allowance of $1,184, over the original ten-year term. The lease commenced in April 2023. For the year ended December 31, 2023, the Company recorded a right-of-use asset of $3,571, which consists of the lease liability of $1,235, and $2,336 of leasehold improvements that revert back to the lessor at the termination of the lease.

In December 2022, the Company amended its lease of its former corporate headquarters in Cambridge, Massachusetts (the "Lease Amendment"). The Lease Amendment reduced the office space subject to the lease while maintaining the laboratory and manufacturing space and extended the term to begin in November 2023, when the term of the original lease concludes, and continue through January 2030. The Company accounted for the Lease Amendment as a modification to the existing lease and not a new contract separate from the existing contract, and accordingly increased the associated lease liability and right-of-use asset by $32,837. Minimum lease payments total $60,022 throughout the term of the Lease Amendment, net of an estimated tenant improvement allowance of $1,000.

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

In June 2023, the Company entered into a lease for a donor collection facility in Irvine, California, with a lease term of approximately six years and a renewal option, subject to certain conditions, for an additional five-year term. The undiscounted minimum lease payments are $1,079 over the original term. The lease commenced in December 2023. For the year ended December 31, 2023, the Company recorded a right-of-use asset of $1,830, which consists of the lease liability of $768, and $1,062 of leasehold improvements that revert back to the lessor at the termination of the lease.

In January 2024, the Company entered into a sublease agreement with an unrelated third party to sublease a portion of its office and laboratory space in Cambridge, Massachusetts. The term of the sublease agreement commenced in March 2024 and ends on January 13, 2030. The Company will receive lease payments over the sublease term totaling $10,400. The sublessee is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement and property management.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The following table summarizes the presentation in the Company’s consolidated balance sheets of its operating leases:

	December 31,
	2023	2022
Assets:
Operating lease assets	$109,793	$110,984

Liabilities:
Operating lease liabilities	$6,677	$3,601
Operating lease liabilities, net of current portion	105,715	107,942
Total operating lease liabilities	$112,392	$111,543

The following table summarizes the effect of lease costs in the Company’s consolidated statement of operations and comprehensive loss:

	Year Ended December 31,
	2023	2022	2021
Operating lease costs	$22,324	$8,830	$5,170
Short-term lease costs	1,477	1,375	1,452
Variable lease costs	7,229	4,547	3,300
Sublease income	—	—	(1,575)
Total lease costs	$31,030	$14,752	$8,347

During the years ended December 31, 2023, 2022, and 2021, the Company made cash payments for operating leases of $15,656, $7,809 and $6,821, respectively.

As of December 31, 2023, future payments of operating lease liabilities are as follows (in thousands):

As of December 31, 2023
2024	$19,869
2025	22,062
2026	22,674
2027	23,347
2028	23,580
2029 and thereafter	65,819
Total future payments of operating lease liabilities	$177,351
Less: imputed interest	(64,959)
Present value of operating lease liabilities	$112,392

As of December 31, 2023, the weighted average remaining lease term was 7.95 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 13%. As of December 31, 2022, the weighted average remaining lease term was 8.92 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 13%.

9. Notes Payable

On October 29, 2019 (“Hercules Closing Date”), the Company entered into a Loan and Security Agreement (the “Hercules Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) pursuant to which a term loan in an aggregate principal amount of up to $50,000 (the “Original Credit Facility”) was available to the Company in three tranches, subject to certain terms and conditions. Effective as of February 24, 2022 (the “Effective Date”), the Company entered into an Amendment to the Hercules Loan Agreement (the “Amendment”), with the lenders party thereto (the “Hercules Lenders”), and Hercules in its capacity as the administrative agent and the collateral agent for the Hercules Lenders, which amended the Original Credit Facility. Pursuant to the Amendment, a term loan facility in an amount of $100,000 (the “Hercules Credit Facility”) became available to the Company in five tranches, including the first tranche of $25,000 previously drawn under the Original Credit Facility, subject to certain terms and conditions.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The first tranche in an aggregate principal amount of $25,000 was outstanding as of the Effective Date, after taking into account reborrowing by the Company on the Effective Date of a previously-repaid principal amount of approximately $2,900. The second tranche in an aggregate principal amount of $12,500 and the third tranche in an aggregate principal amount of $12,500 were advanced to the Company and were outstanding as of the Effective Date. The fourth and fifth tranches, in an aggregate principal amounts of $25,000 each, were available upon satisfaction of certain conditions, but were not drawn before the repayment and extinguishment of the Hercules Credit Facility.

All advances outstanding under the Hercules Credit Facility bore interest at a rate equal to the greater of either (i) the Prime Rate (as reported in The Wall Street Journal) plus 6.40%, or (ii) 9.65%. The Company had the option to prepay advances under the Hercules Credit Facility, in whole or in part, at any time subject to a prepayment charge, and the Hercules Loan Agreement included an end of term charge of 4.85% of the aggregate amount of the advances made under the Original Credit Facility, as well as an additional end of term charge of 1.75% of the aggregate amount of the advances under the Hercules Credit Facility (including the first tranche of $25,000), each due as specified in the Amendment.

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

Of the $110,000 Tranche A Loan advanced by the Lenders at closing, approximately $53,380 repaid the Company’s existing credit facility with Hercules. After deducting other transaction expenses and fees, the Company received net proceeds of approximately $50,446. The Company accounted for the repayment of the Hercules Credit Facility as an extinguishment in accordance with the guidance in ASC 470-50, and recognized a loss on extinguishment of $1,625 in other income (expense) in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

Borrowings under the Term Loan bear interest at a rate per annum equal to the three-month term Secured Overnight Financing Rate (“SOFR”) (subject to a 2.50% floor and a 5.00% cap), plus an applicable margin of 7.875%, payable quarterly in arrears. If certain VOWST net sales targets are met, the applicable margin will be reduced from 7.875% to 7.50% through the Maturity Date. The Company is required to make quarterly interest-only payments on the Term Loan for the first three years after the Closing Date. Beginning on June 30, 2026, the Company will be required to make quarterly payments of interest, plus repay 7.50% of the outstanding principal of the Term Loan in quarterly installments until the Maturity Date, unless the interest only period is extended based upon the achievement of certain VOWST net sales targets.

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

The Company’s obligations under the Oaktree Credit Agreement and the other Loan Documents (as defined in the Oaktree Credit Agreement) will be guaranteed by any domestic subsidiaries of the Company that become Guarantors (as defined in the Oaktree Credit Agreement), subject to certain exceptions. The Company’s and the Guarantors’ (collectively, the “Loan Parties”) respective obligations under the Oaktree Credit Agreement and the other Loan Documents are secured by first priority security interests in substantially all assets of the Loan Parties, including intellectual property, subject to certain customary thresholds and exceptions. As of December 31, 2023, there were no Guarantors.

The Oaktree Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including a financial covenant requiring the Company to maintain certain levels of cash and cash equivalents in accounts subject to a control agreement in favor of the Agent of at least $30,000 at all times commencing from 30 days after the Closing Date and decreasing to $25,000 of cash and cash equivalents in such controlled accounts after the Company borrows any Tranche B Loan. As of December 31, 2023, the Company was in compliance with all financial covenants pursuant to the Oaktree Credit Agreement.

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

The Additional Warrants are considered outstanding instruments at the Closing Date of the Oaktree Credit Agreement and in accordance with ASC 815, are initially recognized at their respective fair values as derivative liabilities given the variable settlement amount of their respective aggregate exercise prices. The Company adjusts the carrying values of the Additional Warrants to their respective fair values at each reporting period, until such time that the Additional Warrants are issued and their respective exercise prices become fixed, and the value of the Additional Warrants is reclassified to additional paid-in capital. The Company uses a simulation model to determine the fair value of the Additional Warrants, as described in Note 3, Fair Value Measurements. The fair value of the Tranche B Warrant and Tranche C Warrant derivative liabilities was $1,077, $1,023, $276, and $270 on the Closing Date and at December 31, 2023, respectively.

Changes in the fair values of the Additional Warrants are recorded as other income (expense) in the consolidated statements of operations and comprehensive loss. In addition to the relative fair value of the Tranche A Warrant, the original issue discount and certain debt issuance costs were recorded as a discount to the Tranche A Loan, the total of which will be accreted to the Tranche A Loan as interest expense over the life of the Tranche A Loan using the effective interest method. The fair values of the derivative liabilities associated with the Tranche B Warrant and Tranche C Warrant are recorded as loan commitment prepaid assets on the Closing Date,

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

which are included in the consolidated balance sheets in other non-current assets, and will be reclassified as discounts to the associated Term Loan balances at such time that they are drawn.

The effective interest rate in effect as of December 31, 2023 was 15.9%. As of December 31, 2023, the carrying value of the Term Loan was $101,544, which is classified as a long-term liability on the consolidated balance sheets. The future principal payments due under the Oaktree Credit Agreement, excluding interest and the end of term charge, are as follows:

Year Ending December 31,	Principal
2024	$—
2025	—
2026	24,750
2027	33,000
2028	33,000
Thereafter	19,250
Total	$110,000

During the year ended December 31, 2023, the Company recognized $2,468 and $10,708 of interest expense under the Hercules Credit Facility and Oaktree Credit Agreement, respectively, which is reflected in interest expense on the consolidated statement of operations and comprehensive loss. During the year ended December 31, 2022, the Company recognized $6,020 of interest expense related to the Hercules Credit Facility.

10. Preferred Stock

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

In November 2019, the Company entered into a common stock sales agreement, or the 2019 Sales Agreement, with Cowen to sell shares of the Company's common stock with aggregate gross sales proceeds of up to $25,000, from time to time, through an "at the market" equity offering program, or ATM, under which Cowen acts as sales agent. In March 2020, the Company entered into a new common stock sales agreement, or the 2020 Sales Agreement, with Cowen on substantially the same terms as the 2019 Sales Agreement and terminated the 2019 Sales Agreement. In May 2021, the Company entered into a new common stock sales agreement, or the 2021 Sales Agreement, with Cowen to sell shares of its common stock with aggregate gross sales proceeds of up to $150,000, from time to time, through an ATM under which Cowen acts as sales agent, and terminated the 2020 Sales Agreement. During the year ended December 31, 2023, the Company sold 7,711,199 shares of common stock under the 2021 Sales Agreement, at an average price of approximately $2.46 per share, raising aggregate net proceeds of approximately $18,159 after deducting an aggregate commission of approximately 3% and other issuance costs. During the year ended December 31, 2022, the Company sold 655,000 shares of common stock under the 2021 Sales Agreement, at an average price of approximately $7.26 per share, raising aggregate net proceeds of approximately $4,447 after deducting an aggregate commission of approximately 3% and other issuance costs. During the year ended December 31, 2021, the Company did not sell any shares of common stock under the 2020 Sales Agreement or the 2021 Sales Agreement.

Between December 31, 2023 and February 29, 2024, the Company sold 15,366,630 shares of common stock under the 2021 Sales Agreement, at an average price of approximately $1.23 per share, raising aggregate net proceeds of approximately $18,484 after deducting an aggregate commission of approximately 3% and other issuance costs.

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

Stock options granted under the 2012 Plan generally vest over four years and expire after ten years, although options have been granted with vesting terms less than four years. As of December 31, 2023, there were no shares available for future grant under the 2012 Plan.

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

Stock awards granted under the 2015 Plan generally vest over four years and expire after ten years, although options have been granted with vesting terms less than four years. As of December 31, 2023, there were 2,545,586 shares available for future grant under the 2015 Plan.

2015 Employee Stock Purchase Plan

On June 16, 2015, the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 25, 2015. A total of 365,000 shares of common stock were reserved for issuance under the ESPP. In addition, the number of shares of common stock that may be issued under the ESPP automatically increase on the first day of each calendar year, beginning in 2016 and ending in 2025, by an amount equal to the lesser of (i) 400,000 shares, (ii) 1% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (iii) an amount determined by the Company’s board of directors. Offering periods under the ESPP will commence when determined by the plan administrator. During the year ended and as of December 31, 2023, there were 602,692 shares issued and 2,266,512 shares were reserved and available for issuance under the ESPP, respectively.

The ESPP provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company's common stock. Purchase rights issued under the ESPP are intended to be qualified under Section 423 of the Internal Revenue Code ("IRC"). The employee's purchase price is derived from a formula based on the closing price of the common stock on the first day of the offering period versus the closing price on the date of purchase (or, if not a trading day, on the immediately preceding trading day). The offering period under the ESPP has a duration of six months, and the purchase price with respect to each offering period beginning on or after such date is, until otherwise amended, equal to 85% of the lesser of (i) the fair market value of the Company's common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of the Company's common stock on the purchase date.

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

As of December 31, 2023, there were 2,382,884 shares available for future grant under the 2022 Plan.

Stock Options

The following table summarizes the Company’s stock option activity for the year ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2022	14,940,034	$10.03	7.25	$11,608
Granted	2,508,553	5.44
Exercised	(260,640)	3.36
Forfeited	(2,343,835)	8.30
Outstanding as of December 31, 2023	14,844,112	$9.64	5.71	$—
Vested or expected to vest as of December 31, 2023	14,844,112	$9.64	5.66	$—
Options exercisable as of December 31, 2023	10,488,694	$10.09	4.61	$—

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2023, 2022, and 2021 was $4.51, $5.53, and $15.33 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2023, 2022, and 2021 was $438, $981, and $4,727, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

During the year ended December 31, 2021, the Company granted performance-based stock options to employees for the purchase of an aggregate of 562,000 shares of common stock with a grant date fair value of $5.53 per share. These stock options are exercisable only upon achievement of specified performance targets. In April 2023, the performance target associated with 50% of the performance-based stock options was achieved. Accordingly, the Company recorded $2,051 of compensation expense during the year ended December 31, 2023, with respect to these performance-based stock options, which represents a cumulative catch-up from the grant date through the achievement of the performance targets, and vesting of the remaining 50% of the options beginning in April 2023, partially offset by the reversal of stock-based compensation expense associated with the forfeiture of unvested awards. The remaining compensation expense associated with these performance-based stock options will be recognized ratably through April 2024, for all such options for which ongoing performance targets are achieved and service requirements are met.

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions ("RSUs") and restricted stock units with performance-based vesting conditions ("PSUs"). RSUs and PSUs represent the right to receive shares of common stock upon meeting

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

specified vesting requirements. Restricted stock units may not be sold or transferred by the holder and vest according to the vesting conditions of each award. The table below summarizes the Company’s RSU and PSU activity for the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2022	1,549,540	$9.37
Granted	4,424,479	$4.14
Forfeited	(1,071,571)	$6.94
Vested	(1,524,644)	$7.22
Unvested restricted stock units as of December 31, 2023	3,377,804	$4.26

During the years ended December 31, 2023, 2022, and 2021, the Company granted 3,101,764, 1,302,844 and 643,998 RSUs, respectively. During the year ended December 31, 2023, 2022, and 2021, the Company granted 1,322,715, 0, and 125,000 PSUs, respectively. RSUs generally vest over four years, with 25% vesting after one year, and the remaining 75% vesting quarterly over the next 3 years, subject to continued service to the Company through the applicable vesting date. PSUs vest according to the performance requirements of the awards, generally when the Company has determined that the specified performance targets have been achieved.

The aggregate intrinsic value of RSUs, including PSUs for which the performance conditions have been met, that vested during the years ended December 31, 2023, 2022 and 2021 was $4,729, $1,809, and $16, respectively.

In November 2023, as part of the corporate restructuring described in Note 13, Restructuring, the Company issued retention awards to employees of the Company in the form of RSUs which vest in two tranches on August 15, 2024, and May 15, 2025, subject to remaining actively employed with the Company through such date. The $1,255 in compensation expense associated with these awards will be recognized ratably over the vesting period. For the year ended December 31, 2023, the Company recognized $92 in compensation expense with respect to the retention awards.

In connection with the Restructuring Plan, the Company elected to accelerate the vesting of certain RSUs and PSUs previously granted to employees who were terminated as part of the Restructuring Plan. The Company accounted for the acceleration as a modification under applicable accounting standards, in which awards that were previously deemed not probable of vesting due to the employees' terminations became probable. Accordingly, the Company reversed $1,191 of compensation cost that had previously been recognized during the year ended December 31, 2023 on these awards and recorded the incremental fair value of the awards on the modification date of $261.

During the year ended December 31, 2021, the Company granted PSUs to two employees covering an aggregate of 85,000 shares of common stock with a grant date fair value of $9.59 per share and 40,000 shares with a grant date fair value of $20.35 per share. These PSUs vest only upon achievement of specified performance targets. As of December 31, 2021, these awards were not vested because the specified performance targets had not been achieved. In addition, the performance targets were not deemed probable of achievement. Accordingly, the Company did not record any expense for these awards from the dates of issuance through December 31, 2021. In October 2022, 42,500 of the awards with a grant date fair value of $9.59, and 20,000 of the awards with a grant date fair value of $20.35, vested fully, as the associated performance targets were achieved. Accordingly, the Company recorded $815 in compensation expense during the year ended December 31, 2022, with respect to these awards. In April 2023, the remaining PSUs underlying these awards vested because the associated targets were achieved. Accordingly, the Company recorded the remaining $815 in compensation expense during the year ended December 31, 2023, with respect to these PSUs.

During the year ended December 31, 2023, the Company granted PSUs to employees covering an aggregate of 1,322,715 shares of common stock with a grant date fair value of $5.50. These PSUs begin to vest ratably only upon achievement of specified performance targets, which were achieved in April 2023. Accordingly, the Company recorded $4,293 in compensation expense during the year ended December 31, 2023, with respect to these PSUs. The remaining $1,092 in compensation expense associated with these PSUs will be recognized ratably through October 2024.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Stock-based Compensation Valuation

The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	3.64%	1.67%	0.73%
Expected term (in years)	6.0	6.0	5.4
Expected volatility	107.2%	104.0%	106.5%
Expected dividend yield	0%	0%	0%

The Company estimates the fair value of rights to acquire common stock under the ESPP using a Black-Scholes valuation model on the date of grant and the straight-line attribution approach to recognize the expense. The assumptions that the Company used to determine the fair value of rights to acquire common stock under the ESPP were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2023	2022	2021
Risk-free interest rate	5.01%	2.11%	0.97%
Expected term (in years)	0.5	0.5	0.5
Expected volatility	79.1%	99.0%	123.8%
Expected dividend yield	0%	0%	0%

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its consolidated statements of operations and comprehensive loss:

	Year Ended December 31,
	2023	2022	2021
Research and development expenses	$19,341	$13,429	$10,146
General and administrative expenses	14,760	12,053	10,076
	$34,101	$25,482	$20,222

As of December 31, 2023, the Company had an aggregate of $35,036 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 2.1 years.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

12. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss attributable to common stockholders	$(113,724)	$(250,157)	$(65,578)
Denominator:
Weighted average common shares outstanding, basic and diluted	128,003,294	108,077,043	91,702,866
Net loss per share attributable to common stockholders, basic and diluted	$(0.89)	$(2.31)	$(0.72)

Anti-dilutive potential common stock equivalents excluded from the calculation of net loss per share:
Stock options to purchase common stock	14,844,112	14,940,034	11,517,189
Unvested restricted stock units	3,377,804	1,549,540	734,755
Shares issuable under employee stock purchase plan	297,784	89,593	165,047
Warrants to purchase common stock	1,177,433	—	—

The Company’s potential dilutive securities, which include stock options, unvested restricted common stock and shares issuable under the ESPP, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share and therefore been anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. Additionally, for the year ended December 31, 2023, the warrants to purchase common stock were excluded because the exercise price of the Tranche A Warrants is greater than the average fair value of the Company's common shares, and the necessary conditions for exercise of the Tranche B and Tranche C Warrants had not been met.

13. Restructuring

On November 2, 2023, the Company announced the Restructuring Plan to prioritize the commercialization of VOWST and the completion of the SER-155 Phase 1b study, while significantly reducing costs and supporting longer-term business sustainability. The Restructuring Plan included (i) a reduction of the Company’s workforce by approximately 41% across the organization, resulting in the elimination of approximately 160 positions; (ii) significantly scaling back all non-partnered research and development activities other than the completion of the SER-155 Phase 1b study; and (iii) reducing general and administrative expenses, including consolidating office space.

During the year ended December 31, 2023, the Company recognized a restructuring charge of $5,606, which was incurred entirely in the fourth quarter of 2023, and which represents all restructuring charges expected to be incurred. Restructuring charges included approximately $5,345 of employee related termination costs in the form of salary continuation and cash severance payments, and $261 related to the acceleration of vesting of certain previously granted RSUs and PSUs. The following tables summarize the restructuring related charges and classification by line item within the Company’s consolidated statements of operations during the year ended December 31, 2023:

	Year Ended December 31, 2023
	Research and development	General and administrative	Total
Severance and other employee costs	3,318	2,027	5,345
Acceleration of unvested equity awards	163	98	261
Total restructuring charges	3,481	2,125	5,606

The restructuring charge is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets. The following table presents changes in the restructuring liability for the year ended December 31, 2023 (in thousands):

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

As of December 31, 2023
Restructuring expenses	$5,606
Less: stock-based compensation	$(261)
Cash payments made	(265)
Remaining liability included in accrued expenses and other current liabilities	$5,080

The Company expects that substantially all of the accrued restructuring charges as of December 31, 2023 will be paid in cash by March 31, 2024.

Retention Awards

In November 2023, upon recommendation of the Company's Compensation Committee, the Board of Directors approved retention awards for employees of the Company in the form of RSUs which vest in two tranches on August 15, 2024, and May 15, 2025, subject to remaining actively employed with the Company through such date. The $1,255 in compensation expense associated with these awards will be recognized ratably over the vesting period.

14. Revenue from Contracts with Customers

License Agreement with NHSc Rx License GmbH (Nestlé)

Summary of Agreement

In July 2021, the Company entered into the 2021 License Agreement with NHSc Pharma Partners, succeeded by NHSc Rx License GmbH (together with Société des Produits Nestlé S.A., their affiliates, and their subsidiaries, "Nestlé") (the "2021 License Agreement"). Under the terms of the 2021 License Agreement, the Company granted Nestlé a co-exclusive, sublicensable (under certain circumstances) license to develop, commercialize and conduct medical affairs activities for (i) therapeutic products based on the Company's microbiome technology (including VOWST, previously the Company's SER-109 product candidate) that are developed by the Company or on the Company's behalf for the treatment of CDI and recurrent CDI, as well as any other indications pursued for the products upon mutual agreement of the parties (the “2021 Field”) in the United States and Canada (the “2021 Licensed Territory”), and (ii) VOWST and any improvements and modifications thereto developed pursuant to the terms of the 2021 License Agreement (the "2021 Collaboration Products") for any indications in the 2021 Licensed Territory. The Company is responsible for completing development of the first 2021 Collaboration Product, which is VOWST, in the 2021 Field in the United States until first regulatory approval, which was obtained on April 26, 2023.

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

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Accounting Analysis

The 2021 License Agreement represents a separate contract between Nestlé and the Company. The 2021 License Agreement is within the scope of Accounting Standard Update 2018-18, Collaborative Arrangements (Topic 808) (see Note 15, Collaboration Profit and Loss), and has elements that are within the scope of ASC 606 - Revenue From Contracts with Customers (Topic 606) and Topic 808.

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

The Company allocated the $175,000 between the Topic 606 unit of account and the Topic 808 unit of account by determining the standalone selling price (SSP) of each good or service. The selling price of each good or service was determined based on the Company’s SSP with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The Company determined the transaction price under Topic 606 to be $139,500 and the Topic 808 amount to be $35,500 at the inception of the 2021 License Agreement (see Note 15, Collaboration Profit and Loss).

The Topic 606 transaction price of $139,500 was allocated to the co-exclusive license for VOWST and the services performed in accordance with the development and regulatory activity plan to obtain regulatory approval of VOWST in the United States based on the Company’s SSP. The Company recognized revenue for the license performance obligation at a point in time, that is upon transfer of the license to Nestlé. As control of the license was transferred in July 2021, the Company recognized $131,343 of collaboration revenue - related party during the year ended December 31, 2021 pertaining to the license performance obligation. The remaining amount of the Topic 606 transaction price of $8,157 was allocated to the services performance obligation and was recognized over time as the Company performed the services, which it completed in April 2023. During the years ended December 31, 2023, 2022, and 2021, the Company recognized $1,975, $4,114, and $2,068 of collaboration revenue - related party, respectively, related to the services performance obligation under the 2021 License Agreement.

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

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The Company recognized the $125,000 regulatory milestone payment received in May 2023, which was fully allocated to the license performance obligation, as revenue in the consolidated statements of operations and comprehensive loss during the year ended December 31, 2023.

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

At contract inception, the Company determined that the $120,000 non-refundable upfront amount constituted the entirety of the consideration to be included in the transaction price as the development, regulatory, and commercial milestones were fully constrained. During the year ended December 31, 2016, the Company received $10,000 from Nestlé in connection with the initiation of the Phase 1b study for SER-262 in CDI. During the year ended December 31, 2017, the Company received $20,000 from Nestlé in connection with the initiation of the Phase 3 study for VOWST, then SER-109. During the year ended December 31, 2018, the Company received $40,000 from Nestlé in connection with the initiation of the Phase 2b study for SER-287. During the year ended December 31, 2020, the Company received $10,000 from Nestlé in connection with the initiation of the Phase 1b SER-301 study. As of December 31, 2023, the aggregate amount of the transaction price allocated to the performance obligation of the 2016 License Agreement was approximately $200,000.

During the years ended December 31, 2023, 2022, and 2021 using the cost-to-cost method, which best depicts the transfer of control to the customer, the Company recognized ($650), $3,014, and $10,446 of collaboration revenue – related party, respectively, relating to the 2016 License Agreement.

As of December 31, 2023 and 2022, there was $95,364, and $96,689 of deferred revenue related to the unsatisfied portion of the performance obligation under the Nestlé agreements. As of December 31, 2023, deferred revenue is classified as current or non-current in the consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next twelve months, which is determined by the cost-to-cost method which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation. All costs associated with the 2016 License Agreement are recorded in research and development expense in the consolidated statements of operations and comprehensive loss.

Contract Balances from Contracts with Customers

The following tables present changes in the Company’s contract liabilities during the year ended December 31, 2023 and 2022:

	Balance as of December 31, 2022	Additions	Deductions	Balance as of December 31, 2023
Year ended December 31, 2023
Contract liabilities:
Deferred revenue - related party	$96,689	1,644	(2,969)	$95,364

	Balance as of December 31, 2021	Additions	Deductions	Balance as of December 31, 2022
Year ended December 31, 2022
Contract liabilities:
Deferred revenue - related party	$103,817	—	(7,128)	$96,689

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

During the year ended December 31, 2023, the Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

	Year Ended December 31,
	2023	2022
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$1,325	$7,128

When consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a contract, a contract liability is recorded. Revenue is recognized from the contract liability over time using the cost-to-cost method.

15. Collaboration Profit and Loss

License Agreement with NHSc Rx License GmbH (Nestlé)

Accounting Analysis

The 2021 License Agreement represents a separate contract between Nestlé and the Company. The 2021 License Agreement is within the scope of Topic 808, and has elements that are within the scope of Topic 606 (see Note 14, Revenue from Contracts with Customers) and Topic 808.

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

The Company recorded the $35,500 in total liabilities on its consolidated balance sheets at the inception of the arrangement. On a quarterly basis, the Company and Nestlé provided financial information about the pre-launch activities performed by both parties. The Company reduced the $35,500 liability as the pre-launch activities were performed and it made payments to Nestlé for the pre-launch costs Nestlé incurred. As of December 31, 2023 and 2022, there was $10,064 and $34,770, respectively, included in accrued expenses and other current liabilities which represents costs incurred by Nestlé for pre-launch activities that have not yet been reimbursed by Seres.

The cost associated with pre-launch activities performed by the Company is recorded within total operating expenses in the Company’s consolidated statements of operations and comprehensive loss. In the years ended December 31, 2023, 2022, and 2021, the Company recognized $1,446, $6,102, and $2,168 in research and development expenses and $4,242, $8,953, and $3,383 in general and administrative expenses, respectively, associated with pre-launch activities performed. The pre-launch activities were completed prior to the first commercial sale of VOWST, which occurred in June 2023.

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

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The components of the collaboration profit (loss) sharing for the years ended December 31, 2023, 2022, and 2021 are as follows:

	For the Year Ended December 31,
	2023	2022	2021
Share of VOWST net loss	$18,873	$—	$—
Profit on transfer of VOWST inventory to Nestlé	(23,327)	—	—
Collaboration (profit)/loss related to pre-launch activities	5,158	1,004	(1,732)
Total collaboration (profit) loss sharing - related party	$704	$1,004	$(1,732)

16. Commitments and Contingencies

Leases

Refer to Note 8 “Leases” for discussion of the commitments associated with the Company’s lease portfolio.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third-parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2023 or 2022.

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

The Company did not accrue any liabilities related to legal contingencies in its consolidated financial statements as of December 31, 2023 and 2022.

Bacthera Long Term Manufacturing Agreement

On November 8, 2021, the Company entered into a Long Term Manufacturing Agreement with BacThera AG (“Bacthera”), a joint venture between Chr. Hansen and a Lonza Group affiliate, which was amended on December 14, 2022 (the "Bacthera Agreement"). The Bacthera Agreement governs the general terms under which Bacthera, or one of its affiliates, will (i) construct a dedicated full-scale production suite for the Company at Bacthera’s Microbiome Center of Excellence in Visp, Switzerland, which is substantially complete; and (ii) provide manufacturing services to the Company for its then SER-109 product candidate (now VOWST) and other products, as agreed to by the parties.

Under the terms of the Bacthera Agreement, the Company agreed to pay Bacthera a total of at least 256,000 CHF (or approximately $301,000) for the initial term of the agreement, inclusive of the construction fees and annual operating fees. Bacthera is funding the majority of the construction costs and will own and control the manufacturing suite during construction. The construction

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

fees that the Company is responsible for represent a small percentage of the overall construction costs and are payable upon the achievement of certain milestones related to the construction of the dedicated manufacturing suite. The annual operating fee includes the cost of a baseline annual batch production volume. The Company has also agreed to pay certain other ancillary fees and a per-batch fee in excess of the baseline batches. These fees are subject to adjustment during construction for certain items outside of Bacthera’s control and annually against an agreed index. The Company will supply the active pharmaceutical ingredients to Bacthera to enable it to perform the services and pay for certain other raw materials and manufacturing components, which will be acquired by Bacthera.

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

The Bacthera Agreement represents a lease as the Company will have the right to use the dedicated manufacturing suite for a period of time following completion of the construction of the manufacturing suite and approval by regulatory authorities. As of December 31, 2023, the lease commencement date has not occurred and therefore the Company has not recorded an operating lease asset or an operating lease liability on its consolidated balance sheets. As of December 31, 2023, the Company has paid Bacthera $12,276 related to the construction of the dedicated manufacturing suite. As of December 31, 2023, the Company recorded $38,877 in other non-current assets in the accompanying consolidated balance sheet, including $30,049 related to the achievement of the substantial completion milestone that occurred in late 2023. These amounts will be recorded as part of the right-of-use asset upon lease commencement.

17. Income Taxes

During the years ended December 31, 2023, 2022 and 2021, the Company recorded no income tax benefits for the net operating losses incurred in each year or interim period, due to its uncertainty of realizing a benefit from those items.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
Research and development tax credits	(4.3)	(3.1)	(16.6)
State taxes, net of federal benefit	(7.8)	(4.3)	(2.8)
Stock-based compensation	1.4	0.6	(0.4)
Uncertain tax position reserves	0.8	4.6	—
Other	(0.3)	0.3	0.4
Change in deferred tax asset valuation allowance	31.2	22.9	40.4
Effective income tax rate	—%	—%	—%

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Net deferred tax assets as of December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$142,506	$132,560
Research and development tax credit carryforwards	52,843	48,854
Section 174 capitalized research and development expenses	55,572	38,894
Stock-based compensation expense	25,898	20,048
Lease liability	29,855	29,717
Deferred revenue	27,452	29,922
Accrued expenses	3,540	4,044
Section 163(j) limitation	3,741	2,303
Depreciation and amortization	398	396
Other	169	200
Total deferred tax assets	$341,974	$306,938
Deferred tax liabilities:
Depreciation and amortization	—	—
Right of use assets	(29,165)	(29,568)
Total deferred tax liabilities	(29,165)	(29,568)
Valuation allowance	$(312,809)	$(277,370)
Net deferred tax assets	$—	$—

The Tax Cuts and Jobs Act ("TCJA") requires taxpayers to capitalize and amortize research and experimental expenditures under IRC Section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during the year ended December 31, 2022 and resulted in the capitalization of research and development costs of $102,558 and $160,586 for the years ended December 31, 2023 and 2022, respectively. The Company will amortize these costs for tax purposes over five years if the research and development was performed in the U.S. and over 15 years if the research and development was performed outside the U.S.

As of December 31, 2023, the Company had net operating loss carryforwards (“NOLs”) for federal and state income tax purposes of $527,065 and $504,215, respectively. Federal NOLs of $119,800, generated before 2018, will begin expiring in varying amounts in 2035 unless utilized. The remaining federal NOLs of $407,265, generated after 2017, will be carried forward indefinitely and could be used to offset up to 80% of taxable income in future tax years. The Company's state NOLs will expire at various times starting in 2035. As of December 31, 2023, the Company also had available gross research and development tax credit carryforwards for federal and state income tax purposes of $53,928 and $11,455, respectively, which begin to expire in 2031 and 2028, respectively. The federal research and development tax credits include an orphan drug credit carryforward of $25,873.

Utilization of the NOLs and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the IRC due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions. These financings, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in a change of control or could result in a change of control in the future upon subsequent disposition. The Company conducted an analysis to determine if historical changes in ownership through December 31, 2020 would limit or otherwise restrict its ability to utilize these NOLs and research and development credit carryforwards. As a result of this analysis, the Company does not believe there are any significant limitations on its ability to utilize these carryforwards. However, future changes in ownership after December 31, 2020 could affect the limitation in future years. Any limitation may result in expiration of a portion of the NOLs or research and development credit carryforwards before utilization.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

the deferred tax assets as of December 31, 2023 and 2022. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2023, 2022 and 2021 related primarily to the increases in NOLs, research and development tax credit carryforwards and capitalized research and development expenses pursuant to IRC Section 174, and stock-based compensation were as follows:

	Year Ended December 31,
	2023	2022	2021
Valuation allowance at beginning of year	$(277,370)	$(220,114)	$(193,736)
Decreases recorded as benefit to income tax provision	—	—	—
Increases recorded to income tax provision	(35,439)	(57,256)	(26,378)
Valuation allowance as of end of year	$(312,809)	$(277,370)	$(220,114)

During the year ended December 31, 2023, the Internal Revenue Service ("IRS") concluded their examination of the Company for the period ended December 31, 2018 related to the Company's 2018 research and development tax credits ("R&D Credit(s)"). The Company has adjusted its 2018 R&D Credits and its overall federal and state R&D Credit carryforward balance from the Company's inception to December 31, 2023 to account for the conclusions drawn by the IRS. Also, the Company has reviewed each of its overall filing positions since inception and has not identified any additional positions that do not meet the more likely than not threshold. The Company does not anticipate a material change to its uncertain tax position reserves in the next 12 months. The changes in the Company's unrecognized tax benefits for the years ended December 31, 2023, 2022, and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of year	$12,528	$—	$—
Increase in unrecognized tax benefits as a result of tax positions taken during the year	1,001	12,528	—
Reduction to unrecognized tax benefits	—	—	—
Balance at end of year	$13,529	$12,528	$—

The Company has not yet conducted a study of its research and development credit carry forwards. This study may result in further adjustment to the Company’s R&D Credits; however, a full valuation allowance has been provided against the Company’s R&D Credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required. The Company had no other unrecognized tax benefits accrued for the years ended December 31, 2023 and 2022, or related interest and penalties as of such dates. The Company will recognize any interest and penalties related to uncertain tax positions in income tax expense.

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

18. Related Party Transactions

As described in Notes 14 and 15, in July 2021, the Company entered into the 2021 License Agreement with NHSc Pharma Partners, succeeded by NHSc Rx License GmbH (together with Société des Produits Nestlé S.A., their affiliates, and their subsidiaries, “Nestlé”). NHSc Rx License GmbH is an affiliate of one of the Company's significant stockholders, Société des Produits Nestlé S.A. During the years ended December 31, 2023, 2022, and 2021, the Company recognized $126,975, $4,114, and $133,411 of related party revenue, respectively, associated with the 2021 License Agreement. As of the years ended December 31, 2023 and 2022, there was $0 and $1,976 of deferred revenue related to the 2021 License Agreement, respectively, which is classified as current in the consolidated balance sheets. As of December 31, 2023 and 2022 there was $28,053 and $34,770 included in accrued expenses and other liabilities, which represents amounts due to Nestlé pursuant to the 2021 License Agreement. As of December 31, 2023 and 2022, there was $7,730 and $0 of deferred income - related party included on the accompanying consolidated balance sheets, which represents the inventory transferred to Nestlé that Nestlé has not yet sold through to customers or transferred as free goods. The Company recognizes deferred income - related party as collaboration profit upon Nestlé's sale or transfer of such inventory to third parties. During the years ended

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

December 31, 2023 and 2022, the Company paid Nestlé $37,387 and $0 for Nestlé's share of the collaboration expenses pursuant to the 2021 License Agreement. During the years ended December 31, 2023 and 2022, the Company received $31,243 and $0 in payments from Nestlé for the transfer of VOWST to Nestlé. As of December 31, 2023 and 2022, there is $8,674 and $0 due from Nestlé pursuant to the 2021 License Agreement.

As described in Note 14, Revenue from Contracts with Customers, in January 2016, the Company entered into the 2016 License Agreement with Nestec, Ltd, succeeded by Société des Produits Nestlé S.A. for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. Société des Produits Nestlé S.A. is one of the Company's significant stockholders. During the years ended December 31, 2023, 2022, and 2021, the Company recognized ($650), $3,014 and $10,446, respectively, of related party revenue associated with the 2016 License Agreement. As of December 31, 2023 and 2022, there was $95,364 and $94,713, respectively, of deferred revenue related to the 2016 License Agreement, which is classified as current or non-current in the consolidated balance sheets. The Company did not make any payment to or receive any payment from Nestlé during the years ended December 31, 2023 and 2022 pursuant to the 2016 License Agreement. There was no amount due from Nestlé pursuant to the 2016 License Agreement as of December 31, 2023 and 2022.

As described in Note 11, the Company entered into a securities purchase agreement with Flagship Pioneering Fund VII, L.P. and Nutritional Health LTP Fund, L.P., affiliates of Flagship, one of the Company's significant stockholders, for the sale of 8,738,243 shares of its common stock at a purchase price of $3.15 per share as part of the Registered Direct Offering, which closed on July 5, 2022. The Company received proceeds from Flagship of $27,525.

In July 2022, the Company entered into a Pledge and Utilization Agreement with Flagship Pioneering Labs TPC, Inc., an affiliate of Flagship, for an option to lease certain manufacturing space. The Company paid $833 for this option which is classified in other non-current assets on the Company's consolidated balance sheet as of December 31, 2022. In June 2023, the Company elected not to renew the option and accordingly at such time, expensed the $833 option payment.

In July 2019, the Company entered into a sublease agreement with Flagship to sublease a portion of its office and laboratory space in Cambridge, Massachusetts. The term of the sublease agreement commenced in July 2019 and ended in November 2021. Under this agreement, the Company recorded other income of $0, $0, and $1,575 during the years ended December 31, 2023, 2022, and 2021.

19. 401(k) Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the IRC. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2016, the Company elected to match 50% of the first 6% of an employee’s deferral. Company contributions are expensed in the year for which they are declared. During the years ended December 31, 2023, 2022, and 2021 the Company recorded expense of $2,003, $1,921, and $1,087, respectively, for 401(k) match contributions.