Form 10-Q
period 2024-03-31
Seres Therapeutics, Inc.
filed 2024-05-08
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-37465

Seres Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-4326290
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 Cambridgepark Drive Cambridge, MA	02140
(Address of principal executive offices)	(Zip Code)

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

As of May 6, 2024, the registrant had 151,447,763 shares of common stock, $0.001 par value per share, outstanding.

Seres Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or the Quarterly Report, contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Quarterly Report, including without limitation statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, manufacturing activities and related timing, expected benefits of our restructuring initiative and cost saving measures, commercialization efforts and related timing, our ability to continue as a going concern, our intent or ability to transfer the listing of our common stock to The Nasdaq Capital Market, regain compliance with any applicable Nasdaq listing requirements, implement a reverse stock split, the completion of the production suite and milestone payments under the Bacthera Agreement, our rights and potential resolutions under the Oaktree Credit Agreement and our ability or intention to pursue any remedies thereunder, or the timing of any of the foregoing, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

•
We will need additional funding in order to complete development of our product candidates and commercialize VOWST and our product candidates, if approved. If we are unable to raise or access capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
•
The terms of the Credit Agreement and Guarantee with Oaktree Fund Administration, LLC place restrictions on our operating and financial flexibility.
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
•
We have received a notice of delisting or failure to satisfy a continued listing rule from The Nasdaq Stock Market LLC.
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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$111,184	$127,965
Collaboration receivable - related party	7,418	8,674
Inventories	41,973	29,647
Prepaid expenses and other current assets	4,606	9,124
Total current assets	165,181	175,410
Property and equipment, net	19,115	22,457
Operating lease assets	105,669	109,793
Restricted cash	8,430	8,185
Restricted investments	1,401	1,401
Other non-current assets (1)	41,466	41,354
Total assets	$341,262	$358,600
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$5,219	$3,641
Accrued expenses and other current liabilities (2)	76,317	80,611
Operating lease liabilities	8,833	6,677
Deferred income - related party	8,109	7,730
Total current liabilities	98,478	98,659
Long term portion of note payable, net of discount	102,009	101,544
Operating lease liabilities, net of current portion	103,341	105,715
Deferred revenue - related party	95,364	95,364
Warrant liabilities	130	546
Other long-term liabilities	1,678	1,628
Total liabilities	401,000	403,456
Commitments and contingencies (Note 15)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 240,000,000 shares authorized at March 31, 2024 and December 31, 2023, respectively; 151,442,034 and 135,041,467 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	151	135
Additional paid-in capital	958,479	933,244
Accumulated other comprehensive loss	—	—
Accumulated deficit	(1,018,368)	(978,235)
Total stockholders’ deficit	(59,738)	(44,856)
Total liabilities and stockholders’ deficit	$341,262	$358,600

[1] Includes $38,877 as of March 31, 2024 and December 31, 2023, of milestones related to the construction of the Company's dedicated manufacturing suite at BacThera AG, or Bacthera. Such amounts will form part of the right-of-use asset upon lease commencement.

[2] Includes related party amounts of $36,211 and $28,053 at March 31, 2024 and December 31, 2023, respectively (see Note 17)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue:
Collaboration revenue - related party	$—	$(522)
Total revenue	—	(522)
Operating expenses:
Research and development expenses	21,702	43,969
General and administrative expenses	15,466	22,470
Collaboration (profit) loss sharing - related party	2,418	3,607
Total operating expenses	39,586	70,046
Loss from operations	(39,586)	(70,568)
Other income (expense):
Interest income	1,648	1,032
Interest expense	(4,663)	(1,948)
Other income	2,468	310
Total other expense, net	(547)	(606)
Net loss	$(40,133)	$(71,174)
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.57)
Weighted average common shares outstanding, basic and diluted	146,101,581	125,862,975
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax of $0	—	12
Currency translation adjustment	—	2
Total other comprehensive income (loss)	—	14
Comprehensive loss	$(40,133)	$(71,160)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(unaudited, in thousands, except share data)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Loss (Income)	Accumulated Deficit	Stockholders’ (Deficit) Equity
Balance at December 31, 2022	125,222,273	$125	$875,181	$(12)	$(864,511)	$10,783
Issuance of common stock upon exercise of stock options	56,523	—	188	—	—	188
Issuance of common stock upon vesting of RSUs, net of tax withholdings	259,023	—	—	—	—	—
Issuance of common stock under ESPP	267,615	1	1,228	—	—	1,229
Issuance of common stock from at the market equity offering, net of issuance costs of $225	787,170	1	4,238	—	—	4,239
Stock-based compensation expense	—	—	6,850	—	—	6,850
Other comprehensive income	—	—	—	14	—	14
Net loss	—	—	—	—	(71,174)	(71,174)
Balance at March 31, 2023	126,592,604	$127	$887,685	$2	$(935,685)	$(47,871)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Loss (Income)	Accumulated Deficit	Stockholders’ (Deficit)
Balance at December 31, 2023	135,041,467	$135	$933,244	$—	$(978,235)	$(44,856)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—
Issuance of common stock upon vesting of RSUs, net of tax withholdings	609,962	1	(1)	—	—	—
Issuance of common stock under ESPP	423,975	—	353	—	—	353
Issuance of common stock from at the market equity offering, net of issuance costs of $548	15,366,630	15	18,394	—	—	18,409
Stock-based compensation expense	—	—	6,489	—	—	6,489
Other comprehensive income	—	—	—	—	—	—
Net loss	—	—	—	—	(40,133)	(40,133)
Balance at March 31, 2024	151,442,034	$151	$958,479	$—	$(1,018,368)	$(59,738)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(40,133)	$(71,174)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	6,489	6,850
Depreciation and amortization expense	1,559	1,400
Non-cash operating lease cost	2,393	2,070
Net (accretion) amortization of (discounts) premiums on investments	—	(187)
Amortization of debt issuance costs	465	187
Loss on disposal of fixed assets	293	—
Impairment of long-lived assets	3,267	—
Change in fair value of warrant liabilities	(416)	—
Collaboration (profit) loss sharing - related party (3)	—	3,607
Changes in operating assets and liabilities:
Prepaid expenses and other current and other non-current assets	4,406	3,044
Collaboration receivable - related party	1,256	—
Inventories	(12,326)	—
Deferred income - related party	379	—
Deferred revenue - related party	—	522
Accounts payable	1,594	(3,806)
Operating lease liabilities	(218)	(67)
Accrued expenses and other current and long-term liabilities (4)	(4,244)	(19,030)
Net cash used in operating activities	(35,236)	(76,584)
Cash flows from investing activities:
Purchases of property and equipment	(62)	(4,068)
Purchases of investments	—	(4,426)
Sales and maturities of investments	—	11,233
Net cash (used in) provided by investing activities	(62)	2,739
Cash flows from financing activities:
Proceeds from at the market equity offering, net of issuance costs	18,409	4,239
Proceeds from exercise of stock options	—	188
Issuance of common stock under ESPP	353	1,229
Net cash provided by financing activities	18,762	5,656
Net (decrease) in cash, cash equivalents, and restricted cash	(16,536)	(68,189)
Cash, cash equivalents and restricted cash at beginning of period	136,150	171,215
Cash, cash equivalents and restricted cash at end of period	$119,614	$103,026
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,580	$1,737
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$—	$928

[3] Includes non-cash collaboration profits and losses related to pre-launch activities; subsequent to the approval of VOWST in April 2023, collaboration (profit) loss sharing - related party is included within changes in operating assets and liabilities

[4]Includes related party amounts of $8,158 and $(9,812) at March 31, 2024 and 2023, respectively (see Note 17)

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

The Company’s product, VOWST, formerly called SER-109, was approved by the U.S. Food and Drug Administration (“FDA”) on April 26, 2023 and is the first and only orally administered microbiome therapeutic. VOWST is indicated to prevent the recurrence of Clostridioides difficile infection (“CDI”) in patients 18 or older following antibacterial treatment for recurrent CDI. The Company launched VOWST in the United States with its collaborator, Nestlé Health Science (“Nestlé”), in June 2023.

Building upon VOWST, the Company is progressing the Phase 1b clinical trial of SER-155, a microbiome therapeutic candidate consisting of a 16-strain consortium of cultivated bacteria designed to prevent gastrointestinal (“GI”)-derived infections and resulting bloodstream infections, as well as induce immune tolerance responses to reduce the incidence of graft-versus-host-disease (“GvHD”) in patients undergoing allogeneic hematopoietic stem cell transplantation (“allo-HSCT”). Study cohort 1, which included 13 participants, was designed to assess safety and drug pharmacology, including the gastrointestinal microbiome data from the first 100 days, which showed the successful engraftment of SER-155 bacterial strains in all nine subjects with evaluable microbiome samples, and a substantial reduction in the cumulative incidence of pathogen domination (a biomarker associated with the risk of serious GI infections and enteric-derived bloodstream infections, as well as GvHD) as compared to a reference cohort of patients. The tolerability profile observed was favorable, with no serious adverse events attributed to SER-155 administration. Enrollment in study cohort 2, which includes 45 participants, was completed in April 2024. Study cohort 2 incorporates a randomized, double-blinded placebo-controlled 1:1 design to further evaluate safety and engraftment as well as clinical outcomes, and data readout is anticipated late in the third quarter of 2024.

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

On October 29, 2023, the Company's board of directors approved a restructuring plan to prioritize the commercialization of VOWST and the completion of the SER-155 Phase 1b study, while significantly reducing costs and supporting longer-term business sustainability (the "Restructuring Plan"). The Restructuring Plan included (i) a reduction of the Company's workforce by approximately 41% across the organization, resulting in the elimination of approximately 160 positions; (ii) significantly scaling back all non-partnered research and development activities other than the completion of the SER-155 Phase 1b study; and (iii) reducing general and administrative expenses, including consolidating office space. For additional information on the Restructuring Plan, see Note 12, Restructuring.

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

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2024, the Company had an accumulated deficit of $1,018,368 and cash and cash equivalents of $111,184.

The Company’s primary focus in recent months has been and will continue to be supporting commercialization, including the manufacture of VOWST, and the completion of the SER-155 Phase 1b study, which requires capital and resources. Other than

VOWST, the Company’s product candidates are in development, and will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to potential commercialization. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, or maintained, that any product candidate developed will obtain necessary government regulatory approval, or that any approved product will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales.

Primarily as a result of the costs associated with commercializing VOWST and continuing the research and development efforts for other product candidates and preclinical programs, the Company incurred a net loss of $40,133 and had net operating cash outflows of $35,236 for the three months ended March 31, 2024. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. Based on the Company’s currently available cash resources, current and forecasted level of operations, and forecasted cash flows for the 12-month period subsequent to the date of issuance of these condensed consolidated financial statements, the Company will require additional funding to supply product and support commercialization of VOWST, continue to progress the SER-155 Phase 1b study, and meet its operational obligations as they come due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements through financing or other strategic transactions, including potential business development transactions, and selling shares under the Company’s at the market equity offering. There can be no assurance that the Company will generate significant profit from the transfer of VOWST to Nestlé or its share of collaboration profits resulting from net sales of VOWST, or that it will be able to raise additional capital to fund operations with terms acceptable to the Company, or at all. Because certain elements of management’s plans to mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern are outside of the Company’s control, including the ability to raise capital through an equity or other financing, those elements cannot be considered probable according to Accounting Standards Codification (“ASC”) 205-40, Going Concern (“ASC 205-40”), and therefore cannot be considered in the evaluation of mitigating factors. As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date these condensed consolidated financial statements are issued.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 5, 2024 (the “Annual Report”).

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The condensed consolidated balance sheet at December 31, 2023 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2024.

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

Restricted Cash

The Company held restricted cash of $8,430 as of March 31, 2024 and $8,185 as of December 31, 2023, which represents cash held for the benefit of the landlords for certain of the Company’s leases. The Company has classified the restricted cash as long-term on its condensed consolidated balance sheets as the terms of the underlying leases are greater than one year.

Cash, cash equivalents and restricted cash were comprised of the following (in thousands):

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$111,184	$127,965
Restricted cash, non-current	8,430	8,185
Total cash, cash equivalents and restricted cash	$119,614	$136,150

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

3. Fair Value Measurements

The following tables present the Company’s fair value hierarchy for its assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of March 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$82	$—	$—	$82
Total assets	$82	$—	$—	$82

Warrant liabilities	$—	$—	$130	$130
Total liabilities	$—	$—	$130	$130

	Fair Value Measurements as of December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$81	$—	$—	$81
Total assets	$81	$—	$—	$81

Warrant liabilities	$—	$—	$546	$546
Total liabilities	$—	$—	$546	$546

Money market funds are valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

As of both March 31, 2024 and December 31, 2023, the Company held a restricted investment of $1,401, which represents a certificate of deposit that is classified as Level 2 in the fair value hierarchy.

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

As of March 31, 2024 and December 31, 2023, the Level 3 inputs to the warrant liabilities are as follows:

	March 31, 2024	December 31, 2023
Volatility	100.2%	101.0%
Term (in years)	1.3	1.3

A reconciliation of the beginning and ending balances for the three months ended March 31, 2024 for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities

Balance as of December 31, 2023	$546
Issuance of warrants	—
Adjustment to fair value	(416)
Balance as of March 31, 2024	130

There were no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2023. There were no transfers between Level 1, Level 2, or Level 3 during the three months ended March 31, 2024 and 2023.

4. Investments

As of March 31, 2024 and December 31, 2023, the Company held restricted investments of $1,401, the cost of which approximates current fair value. The Company did not hold any other investments as of March 31, 2024 and December 31, 2023.

Investments with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the table above. Investments with maturities of less than 12 months are considered current assets and those investments with maturities greater than 12 months are considered non-current assets.

5. Inventories

Capitalized inventories consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$4,224	$4,426
Work in process	37,265	25,221
Finished goods	484	—
Total	$41,973	$29,647

Prior to the FDA’s approval for VOWST on April 26, 2023, all costs for the manufacture of product supplies to support clinical development and commercial launch, including pre-launch inventory, were expensed as incurred or otherwise accounted for pursuant to the 2021 License Agreement. Pre-launch inventory manufactured prior to the FDA approval of VOWST, which was not capitalized into inventory but instead was expensed as research and development in previous periods, will be used in commercial production until it is depleted. Pre-launch inventory expensed as research and development totaled $0 and $15,613 for the three months ended March 31, 2024 and 2023, respectively.

Inventory amounts written down as a result of excess, obsolescence, or unmarketability and determined not to be recoverable pursuant to the 2021 License Agreement are expensed in the period in which they are identified. There were no such write-downs during the three months ended March 31, 2024.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Laboratory equipment	$29,003	$29,081
Computer equipment	4,142	4,142
Furniture and office equipment	5,188	5,430
Leasehold improvements	32,039	33,549
Construction in progress	1,139	1,393
	71,511	73,595
Less: Accumulated depreciation and amortization	(52,396)	(51,138)
	$19,115	$22,457

Depreciation and amortization expense was $1,559 and 1,400 for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, the Company disposed of certain assets with a cost basis of $594 and $9, respectively. In addition, the Company recorded an impairment loss of $1,536 related to leasehold improvements at one of the Company’s locations for which impairment indicators were determined to exist as of March 31, 2024. See Note 8, Leases, for further details.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Clinical and development costs	$1,405	$1,404
Manufacturing and quality costs	30,574	31,917
Payroll and payroll-related costs	6,137	16,465
Collaboration payable - related party (Note 17)	36,211	28,053
Facility and other	1,990	2,772
	$76,317	$80,611

As of March 31, 2024, the Company accrued a total of $28,046 payable to Bacthera for the substantial completion of the Company’s dedicated production suite for long-term supply of VOWST. This amount is included in the Manufacturing and quality costs category above.

Additionally, included within payroll and payroll-related costs as of March 31, 2024 and December 31, 2023 is $564 and $5,080, respectively, of accrued severance related to the Restructuring Plan. See Note 12, Restructuring, for further details.

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

In June 2023, the Company entered into a lease for a donor collection facility in Irvine, California, with a lease term of approximately six years and a renewal option, subject to certain conditions, for an additional five-year term. The undiscounted minimum lease payments are $1,079 over the original term. The lease commenced in December 2023, at which point, the Company recorded a right-of-use asset of $1,830, which consists of the lease liability of $768, and $1,062 of leasehold improvements that revert back to the lessor at the termination of the lease.

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

As of March 31, 2024, the Company identified an indicator of impairment of its donor collection facility in Cambridge, Massachusetts, as the facility is no longer being used by the Company as a result of operational efficiencies implemented related to the production process and is being marketed for sublease. The Company determined that this represents a significant adverse change in the extent in which the long-lived asset was being used. The Company determined that the location contains multiple asset groups for the purpose of the long-lived asset impairment assessment. The Company concluded that the carrying value of each asset group was not recoverable as it exceeded the future net undiscounted cash flows that are expected to be generated from the assets within the asset group. For the three months ended March 31, 2024, the Company recognized an impairment loss of $3,267, consisting of $1,731 on the operating lease right-of-use asset and $1,536 on the leasehold improvements. $2,727 of the total impairment loss is included in research and development expenses and the remaining $540 is included in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the presentation in the Company’s condensed consolidated balance sheets of its operating leases (in thousands):

	March 31, 2024	December 31, 2023
Assets:
Operating lease assets	$105,669	$109,793

Liabilities:
Operating lease liabilities	$8,833	$6,677
Operating lease liabilities, net of current portion	103,341	105,715
Total operating lease liabilities	$112,174	$112,392

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease costs	$5,771	$5,410
Short-term lease costs	374	368
Variable lease costs	1,967	1,763
Sublease income	(376)	—
Total lease costs	$7,736	$7,541

During the three months ended March 31, 2024 and 2023, the Company made cash payments for operating leases of $3,596 and $3,413 respectively.

As of March 31, 2024, future payments of operating lease liabilities are as follows (in thousands):

As of March 31, 2024
2024 (remaining 9 months)	$16,273
2025	$22,062
2026	$22,674
2027	$23,347
2028	$23,580
2029 and thereafter	$65,819
Total future minimum lease payments	$173,755
Less: interest	(61,581)
Present value of operating lease liabilities	$112,174

As of March 31, 2024, the weighted average remaining lease term was 7.70 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 13%. As of March 31, 2023, the weighted average remaining lease term was 8.68 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 13%.

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

Of the $110,000 Tranche A Loan advanced by the Lenders at closing, approximately $53,380 repaid the Company’s existing credit facility with Hercules. After deducting other transaction expenses and fees, the Company received net proceeds of approximately $50,446. The Company accounted for the repayment of the Hercules credit facility as an extinguishment in accordance with the guidance in ASC 470-50, and recognized a loss on extinguishment of $1,625 in other income (expense) in the accompanying condensed consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

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

The Company’s obligations under the Oaktree Credit Agreement and the other Loan Documents (as defined in the Oaktree Credit Agreement) will be guaranteed by any domestic subsidiaries of the Company that become Guarantors (as defined in the Oaktree Credit Agreement), subject to certain exceptions. The Company’s and the Guarantors’ (collectively, the “Loan Parties”) respective obligations under the Oaktree Credit Agreement and the other Loan Documents are secured by first priority security interests in substantially all assets of the Loan Parties, including intellectual property, subject to certain customary thresholds and exceptions. As of March 31, 2024, there were no Guarantors.

The Oaktree Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including a financial covenant requiring the Company to maintain certain levels of cash and cash equivalents in accounts subject to a control agreement in favor of the Agent of at least $30,000 at all times commencing from 30 days after the Closing Date and decreasing to $25,000 of cash and cash equivalents in such controlled accounts after the Company borrows any Tranche B Loan. As of March 31, 2024, the Company was in compliance with all financial covenants pursuant to the Oaktree Credit Agreement.

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

The Additional Warrants are considered outstanding instruments at the Closing Date of the Oaktree Credit Agreement and in accordance with ASC 815, are initially recognized at their respective fair values as derivative liabilities given the variable settlement amount of their respective aggregate exercise prices. The Company adjusts the carrying values of the Additional Warrants to their respective fair values at each reporting period, until such time that the Additional Warrants are issued and their respective exercise prices become fixed, and the value of the Additional Warrants is reclassified to additional paid-in capital. The Company uses a simulation model to determine the fair value of the Additional Warrants, as described in Note 3, Fair Value Measurements. The fair value of the Tranche B Warrant and Tranche C Warrant derivative liabilities was $66, $64, $276, and $270 as of March 31, 2024 and December 31, 2023, respectively.

Changes in the fair values of the Additional Warrants are recorded as other income (expense) in the condensed consolidated statements of operations and comprehensive loss. In addition to the relative fair value of the Tranche A Warrant, the original issue discount and certain debt issuance costs were recorded as a discount to the Tranche A Loan, the total of which will be accreted to the Tranche A Loan as interest expense over the life of the Tranche A Loan using the effective interest method. The fair values of the derivative liabilities associated with the Tranche B Warrant and Tranche C Warrant are recorded as loan commitment prepaid assets on the Closing Date, which are included in the condensed consolidated balance sheets in other non-current assets, and will be reclassified as discounts to the associated Term Loan balances at such time that they are drawn.

The effective interest rate in effect as of March 31, 2024 was 15.9%. As of March 31, 2024 and December 31, 2023, the carrying value of the Term Loan was $102,009 and 101,544, which is classified as a long-term liability on the condensed consolidated balance sheets. The future principal payments due under the Oaktree Credit Agreement, excluding interest and the end of term charge, are as follows:

Year Ending December 31,	Principal
2024 (remaining 9 months)	$—
2025	—
2026	24,750
2027	33,000
2028	33,000
Thereafter	19,250
Total	$110,000

During the three months ended March 31, 2024, the Company recognized $4,046 of interest expense related to the Term Loan, which is reflected in interest expense on the condensed consolidated statements of operations and comprehensive loss. During the three months ended March 31, 2023, the Company recognized $1,948 of interest expense related to the Loan and Security Agreement with Hercules.

On May 1, 2024, the Company received a Notice of Default and Reservation of Rights (the “Notice”) from the Agent under the Oaktree Credit Agreement. The Notice specified that in the Agent’s view, one or more events of default have occurred under the Oaktree Credit Agreement due to (a) the Company’s non-payment of a milestone payment to Bacthera under the Bacthera Agreement which the Agent characterized as “Indebtedness” that would not be permitted under the Oaktree Credit Agreement and (b) the Company’s failure to deliver written notice to the Agent regarding such non-payment.

The Company has responded by letter to the Notice, advising the Agent that no default or event of default under the Oaktree Credit Agreement has occurred or is continuing, because the payment under the Bacthera Agreement is not due, and, as a result, no notice of non-payment was required. Moreover, even if the payment were due, the Company does not believe such payment would constitute Indebtedness (as defined in the Oaktree Credit Agreement).

Based on the above, the Company believes that it is not in default under the Oaktree Credit Agreement, and that the Agent does not have the right to accelerate the indebtedness or otherwise pursue remedies thereunder. As a result, the Company continues to classify the carrying value of the Term Loan as non-current on its condensed consolidated balance sheet as of March 31, 2024. If the Agent were to pursue any such actions, the Company intends to vigorously defend itself against them and to pursue any counterclaims available to it. The Company is attempting to resolve this matter with the Agent consensually.

10. Common Stock and Stock-Based Awards

On February 22, 2024, the Company's board of directors adopted a resolution to amend the Restated Certificate of Incorporation, subject to stockholder approval, by increasing the number of authorized shares of the Company's Common Stock from 240,000,000 shares to 360,000,000 shares, (the “Share Increase Amendment”). At the Company’s annual meeting of stockholders held on April 4, 2024, the Company’s stockholders approved the Share Increase Amendment. On April 5, 2024, the Company amended its Restated Certificate of Incorporation to reflect the Share Increase Amendment.

On May 21, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $150,000, from time to time, through an “at the market” equity offering program under which Cowen acts as sales agent. During the three months ended March 31, 2024 and 2023, the Company sold 15,366,630 and 787,170 shares of common stock under the Sales Agreement, at an average price of approximately $1.23 and $5.67 per share, raising aggregate net proceeds of approximately $18,409 and $4,238, after deducting an aggregate commission of approximately 3% and other issuance costs.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2023	14,844,112	$9.64	5.71	$-
Granted	6,743,362	$1.07
Exercised	—	$—
Forfeited	(2,428,857)	$8.93
Outstanding as of March 31, 2024	19,158,617	$6.72	7.59	$—
Vested or expected to vest as of March 31, 2024	19,158,617	$6.72	7.59	$—
Options exercisable as of March 31, 2024	9,026,731	$10.16	5.68	$—

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2024 and 2023 was $0.95 and $4.56 per share, respectively.

During the year ended December 31, 2021, the Company granted performance-based stock options to employees for the purchase of an aggregate of approximately 562,000 shares of common stock with a grant date fair value of $5.53 per share. These stock options are exercisable only upon achievement of specified performance targets. In April 2023, the performance target associated with 50% of the performance-based stock options was achieved. Accordingly, the Company recorded $45 and $0 of compensation expense during the three months ended March 31, 2024 and 2023, respectively, with respect to these performance-based stock options, which represents a cumulative catch-up from the grant date through the achievement of the performance targets, and vesting of the remaining 50% of the options beginning in April 2023. The remaining compensation expense associated with these performance-based stock options will be recognized ratably through April 2024, for all such options for which ongoing performance targets are achieved and service requirements are met.

During the three months ended March 31, 2024, the Company granted stock options to certain executives for the purchase of an aggregate of 2,550,010 shares of common stock. These awards will vest only to the extent that the 30-day trailing simple average public market closing price of the Company's common stock reaches certain price thresholds. These awards have an exercise price of $1.10 and vest and become exercisable when the market conditions are satisfied or, if later, on the first anniversary of the grant date. These awards expire 10 years from the date of grant. The fair value of these market-based stock options was estimated using a Monte Carlo valuation method. During the three months ended March 31, 2024, the Company recognized $142 of compensation expense related to these awards.

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions (“RSUs”) and restricted stock units with performance-based vesting conditions (“PSUs”). RSUs and PSUs represent the right to receive shares of common stock upon meeting specified vesting requirements. Restricted stock units may not be sold or transferred by the holder and vest according to the vesting conditions of each award. The following table summarizes the Company’s RSU and PSU activity since December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2023	3,377,804	$4.26
Granted	1,282,941	$1.09
Vested	(329,981)	$6.24
Forfeited	(178,039)	$3.35
Unvested restricted stock units as of March 31, 2024	4,152,725	$3.16

During the three months ended March 31, 2024 and 2023, the Company granted 1,282,941and 1,692,095 RSUs, respectively. During the three months ended March 31, 2024 and 2023, the Company granted 0 and 1,322,715 PSUs, respectively. RSUs generally vest over four years, with 25% vesting after one year, and the remaining 75% vesting quarterly over the next 3 years, subject to continued service to the Company through the applicable vesting date. PSUs vest according to the performance requirements of the awards, generally when the Company has determined that the specified performance targets have been achieved.

In November 2023, as part of the corporate restructuring described in Note 12, Restructuring, the Company issued retention awards to employees of the Company in the form of RSUs which vest in two tranches on August 15, 2024, and May 15, 2025, subject to remaining actively employed with the Company through such date. The compensation expense associated with these awards will be recognized ratably over the vesting period. For the three months ended March 31, 2024, the Company recognized $185 in compensation expense with respect to the retention awards.

During the three months ended March 31, 2023, the Company granted PSUs to employees for the purchase of an aggregate of 1,322,715 shares of common stock with a grant date fair value of $5.50. These PSUs begin to vest ratably only upon achievement of specified performance targets, which were achieved in April 2023. Accordingly, the Company recorded $260 and $0 in compensation expense during the three months ended March 31, 2024 and 2023, respectively, with respect to these PSUs. The remaining $725 in compensation expense associated with these PSUs will be recognized ratably through October 2024.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development expenses	$3,610	$3,731
General and administrative expenses	2,879	3,119
	$6,489	$6,850

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(40,133)	$(71,174)
Denominator:
Weighted-average shares outstanding, basic and diluted	146,101,581	125,862,975
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.57)

Anti-dilutive potential common stock equivalents excluded from the calculation of net loss per share:
Stock options to purchase common stock	19,158,617	16,826,144
Unvested restricted stock units	4,152,725	4,215,834
Shares issuable under employee stock purchase plan	75,488	68,594
Warrants to purchase common stock	1,177,433	—

The Company’s potential dilutive securities, which include stock options, unvested restricted common stock and shares issuable under the 2015 Employee Stock Purchase Plan, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share and therefore be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. Additionally, for the three months ended March 31, 2024, the warrants to purchase common stock were excluded because the exercise price of the Tranche A Warrants is greater than the average fair value of the Company's common shares, and the necessary conditions for exercise of the Tranche B and Tranche C Warrants had not been met.

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

The unpaid restructuring charges are included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets. The following table presents changes in the restructuring liability for the three months ended March 31, 2024 (in thousands):

As of March 31, 2024
Restructuring expenses	$5,606
Less: stock-based compensation	(261)
Cash payments made through March 31, 2024	(4,781)
Remaining liability included in accrued expenses and other current liabilities	$564

The Company expects the remaining accrued restructuring charges to be paid in cash by March 31, 2025.

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

13. Revenue from Contracts with Customers

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

Accounting Analysis

The 2021 License Agreement represents a separate contract between Nestlé and the Company. The 2021 License Agreement is within the scope of Accounting Standard Update 2018-18, Collaborative Arrangements (Topic 808) (see Note 14, Collaboration Profit and Loss), and has elements that are within the scope of ASC 606 - Revenue From Contracts with Customers (Topic 606) and Topic 808.

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

The Company allocated the $175,000 between the Topic 606 unit of account and the Topic 808 unit of account by determining the standalone selling price (SSP) of each good or service. The selling price of each good or service was determined based on the Company’s SSP with the objective of determining the price at which it would sell such an item if it were to be sold regularly on a standalone basis. The Company determined the transaction price under Topic 606 to be $139,500 and the Topic 808 amount to be $35,500 at the inception of the 2021 License Agreement (see Note 14, Collaboration Profit and Loss).

The Topic 606 transaction price of $139,500 was allocated to the co-exclusive license for VOWST and the services performed in accordance with the development and regulatory activity plan to obtain regulatory approval of VOWST in the United States based on the Company’s SSP. The Company recognized revenue for the license performance obligation at a point in time, that is upon transfer of the license to Nestlé. As control of the license was transferred in July 2021, the Company recognized $131,343 of collaboration revenue - related party during the year ended December 31, 2021 pertaining to the license performance obligation. The remaining amount of the Topic 606 transaction price of $8,157 was allocated to the services performance obligation and was recognized over time as the Company performed the services, which it completed in April 2023. During the three months ended March 31, 2024 and 2023, the Company recognized $0 and $1,122 of collaboration revenue - related party, respectively, related to the services performance obligation under the 2021 License Agreement.

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

At contract inception, the Company determined that the $120,000 non-refundable upfront amount constituted the entirety of the consideration to be included in the transaction price as the development, regulatory, and commercial milestones were fully constrained. During the year ended December 31, 2016, the Company received $10,000 from Nestlé in connection with the initiation of the Phase 1b study for SER-262 in CDI. During the year ended December 31, 2017, the Company received $20,000 from Nestlé in connection with the initiation of the Phase 3 study for VOWST, then SER-109. During the year ended December 31, 2018, the Company received $40,000 from Nestlé in connection with the initiation of the Phase 2b study for SER-287. During the year ended December 31, 2020, the Company received $10,000 from Nestlé in connection with the initiation of the Phase 1b SER-301 study. As of March 31, 2024, the aggregate amount of the transaction price allocated to the performance obligation of the 2016 License Agreement was approximately $200,000.

During the three months ended March 31, 2024 and 2023, using the cost-to-cost method, which best depicts the transfer of control to the customer, the Company recognized $0 and ($1,644), of collaboration revenue – related party, respectively.

As of March 31, 2024 and December 31, 2023, there was $95,364 and $95,364, respectively, of deferred revenue related to the unsatisfied portion of the performance obligation under the Nestlé agreements. As of March 31, 2024 and December 31, 2023, the deferred revenue is classified as current or non-current in the condensed consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next 12 months, which is determined by the cost-to-cost method which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation. All costs associated with the 2016 License Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

Contract Balances from Contracts with Customers

The following tables present changes in the Company’s contract liabilities during the three months ended March 31, 2024 and 2023 (in thousands):

	Balance as of December 31, 2023	Additions	Deductions	Balance as of March 31, 2024
Three Months Ended March 31, 2024
Contract liabilities:
Deferred revenue - related party	$95,364	—	—	$95,364

	Balance as of December 31, 2022	Additions	Deductions	Balance as of March 31, 2023
Three Months Ended March 31, 2023
Contract liabilities:
Deferred revenue - related party	$96,689	1,644	(1,122)	$97,211

During the three months ended March 31, 2024 and 2023 the Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$—	$(522)

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

14. Collaboration Profit and Loss

License Agreement with NHSc Rx License GmbH (Nestlé)

Accounting Analysis

The 2021 License Agreement represents a separate contract between Nestlé and the Company. The 2021 License Agreement is within the scope of Topic 808, and has elements that are within the scope of Topic 606 (see Note 13, Revenue from Contracts with Customers) and Topic 808.

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

The Company recorded the $35,500 in total liabilities on its consolidated balance sheets at the inception of the arrangement. On a quarterly basis, the Company and Nestlé provided financial information about the pre-launch activities performed by both parties. The Company reduced the $35,500 liability as the pre-launch activities were performed and it made payments to Nestlé for the pre-launch costs Nestlé incurred. As of both March 31, 2024 and December 31, 2023, there was $10,064 included in accrued expenses and other current liabilities which represents costs incurred by Nestlé for pre-launch activities that have not yet been reimbursed by Seres.

The cost associated with pre-launch activities performed by the Company is recorded within total operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss. In the three months ended March 31, 2024 and 2023, the Company recognized $0, and $801 respectively, in research and development expenses and $0 and $2,703 respectively, in general and administrative expenses associated with pre-launch activities performed. The pre-launch activities were completed prior to the first commercial sale of VOWST, which occurred in June 2023.

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

The components of the collaboration profit (loss) sharing for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
Share of VOWST net loss	$7,128	$—
Profit on transfer of VOWST inventory to Nestlé	(4,710)	—
Collaboration (profit)/loss related to pre-launch activities	—	3,607
Total collaboration (profit) loss sharing - related party	$2,418	$3,607

15. Commitments and Contingencies

Leases

Refer to Note 8, Leases, for discussion of the commitments associated with the Company’s lease portfolio.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2024 or December 31, 2023.

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

The Company did not accrue any liabilities related to legal contingencies in its consolidated financial statements as of March 31, 2024 or December 31, 2023.

16. Income taxes

The Company did not provide for any income taxes in its condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2024 and 2023. Management has considered the Company’s history of cumulative net losses incurred since inception, its early stage of commercialization of VOWST, and its projection of book and tax losses for the twelve months ending December 31, 2024. Based on its evaluation of the positive and negative evidence bearing upon its ability to realize its deferred tax assets, the Company determined that it is more likely than not that it will not realize such benefits. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets as of March 31, 2024 and December 31, 2023, and has not recorded any income taxes for the three months ended March 31, 2024 and 2023. Management reevaluates the positive and negative evidence at each reporting period.

17. Related Party Transactions

As described in Notes 13 and 14, in July 2021, the Company entered into the 2021 License Agreement with NHSc Pharma Partners, succeeded by NHSc Rx License GmbH (together with Société des Produits Nestlé S.A., their affiliates, and their subsidiaries, “Nestlé”). NHSc Rx License GmbH is an affiliate of one of the Company’s significant stockholders, Société des Produits Nestlé S.A. During the three months ended March 31, 2024 and 2023, the Company recognized $0 and $1,122, respectively, of related party revenue associated with the 2021 License Agreement. As of both March 31, 2024 and December 31, 2023, there was $0 of deferred revenue related to the 2021 License Agreement. As of March 31, 2024 and December 31, 2023, there was $36,211 and $28,053 included in accrued expenses related to the 2021 License Agreement, which represents amounts due to Nestlé pursuant to the 2021 License Agreement. As of March 31, 2024 and December 31, 2023 there was $8,109 and $7,730 of deferred income - related party included on the accompanying condensed consolidated balance sheets, which represents the inventory transferred to Nestlé that Nestlé has not yet sold through to customers or transferred as free goods. The Company recognizes deferred income - related party as collaboration profit upon Nestlé's sale or transfer of such inventory to third parties. During the three months ended March 31, 2024 and 2023, the Company paid Nestlé $0 and $13,419, respectively, for Nestlé’s share of the collaboration losses pursuant to the 2021 License Agreement. During the three months ended March 31, 2024 and 2023, the Company received $8,674 and $0, respectively in payments from Nestlé for the transfer of VOWST to Nestlé. As of March 31, 2024 and December 31, 2023, there is $7,418 and $8,674 in Collaboration receivable - related party due from Nestlé pursuant to the 2021 License Agreement.

As described in Note 13, Revenue from Contracts with Customers, in January 2016, the Company entered into the 2016 License Agreement with Nestec, Ltd, succeeded by Société des Produits Nestlé S.A. for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. Société des Produits Nestlé S.A. is one of the Company’s significant stockholders. During the three months ended March 31, 2024 and 2023, the Company recognized $0 and ($1,644), respectively, of related party revenue associated with the 2016 License Agreement. As of March 31, 2024 and December 31, 2023, there was $95,364 and $95,364 of deferred revenue related to the 2016 License Agreement, which is classified as non-current in the condensed consolidated balance sheets. The Company did not make any payment to or receive any payments from Nestlé during the three months ended March 31, 2024 and 2023 pursuant to the 2016 License Agreement. There is no amount due from Nestlé pursuant to the 2016 License Agreement as of March 31, 2024 or December 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, such as statements regarding our plans, objectives, expectations, intentions and projections, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the ‘‘Risk Factors’’ section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

Overview

We are a commercial-stage microbiome therapeutics company focused on the development and commercialization of a novel class of biological drugs, which are designed to treat disease by modulating the microbiome to restore health by repairing the function of a disrupted microbiome to a non-disease state. Our first drug, VOWST, formerly called SER-109, was approved by the U.S. Food and Drug Administration, or FDA, on April 26, 2023, to prevent recurrence of Clostridioides difficile infection, or CDI, in patients 18 or older following antibacterial treatment for recurrent CDI. Our drug discovery and development pipeline includes other pre-clinical and clinical-stage assets. VOWST and our microbiome therapeutic candidates are consortia of bacteria designed to optimize specific, targeted pharmacological properties, and are formulated for oral delivery. We maintain a differentiated microbiome therapeutics drug discovery and development platform that includes good manufacturing practices, or GMP, manufacturing capabilities for this novel drug modality.

Our highest priority is the commercialization of VOWST in the United States, the first orally administered microbiome therapeutic approved by the FDA. We launched VOWST in the United States with our collaborator, Nestlé Health Science, or Nestlé, in June 2023.

We are also designing microbiome therapeutics optimized to prevent the colonization and overgrowth of pathogens in the gastrointestinal tract and modulate host function to increase epithelium integrity and induce immune tolerance. We believe clinical and nonclinical data across our programs support the development of microbiome therapeutics to target the prevention and treatment of a broad swath of infections, and in inflammatory and immune diseases. We believe that the scientific and clinical data from our SER-109 program validate this novel therapeutic approach in the context of infection, which we refer to as Infection Protection. We believe the Infection Protection approach may be replicable across different bacterial pathogens to develop microbiome therapeutics with the potential to protect a range of medically compromised patients from infections, including pathogens that harbor antimicrobial resistance, or AMR.

We are currently evaluating SER-155 in a Phase 1b study in patients undergoing allogeneic hematopoietic stem cell transplantation, or allo-HSCT, to prevent enteric-derived infections and resulting blood stream infections, as well as induce immune tolerance responses to reduce the incidence of graft-versus-host disease, or GvHD. There are an estimated 40,000 allo-HSCT procedures annually worldwide, and infection is one of the most common causes of mortality in these patients. The Center for International Blood & Marrow Transplant Research, or CIBMTR, reports that 19-28% of deaths in allo-HSCT patients over 18 years of age within 100 days post-transplant are caused by infections and 5-14% by GvHD. In December 2023, we received Fast Track Designation for SER-155 to reduce the risk of infection and GvHD in patients undergoing allo-HSCT.

Study cohort 1, which included 13 participants, was designed to assess safety and drug pharmacology, including the engraftment of drug bacteria in the gastrointestinal tract. In May 2023, we announced the Phase 1b cohort 1 results, including gastrointestinal microbiome data from the first 100 days, which showed the successful engraftment of SER-155 bacterial strains in all nine subjects with evaluable microbiome samples, and a substantial reduction in the cumulative incidence of pathogen domination (a biomarker associated with the risk of serious enteric infections and resulting bloodstream infections, as well as GvHD) as compared to a reference cohort of patients in this patient population. The tolerability profile observed was favorable, with no serious adverse events attributed to SER-155 administration. Enrollment in study cohort 2, which includes 45 participants, is complete as of April 2024. Study cohort 2 incorporates a randomized, double-blinded placebo-controlled 1:1 design to further evaluate safety and engraftment as well as clinical outcomes, and data readout is anticipated late in the third quarter of 2024.

We believe our pending clinical and drug pharmacology results, if positive, will validate the promise of microbiome therapeutics to prevent poor clinical outcomes associated with the overgrowth of pathogens in the GI tract of allo-HSCT patients. Additionally, we believe the SER-155 Phase 1b program will provide important insights into the safety profile of microbiome therapeutics in immunocompromised patients and additionally into mechanisms by which microbiome therapeutics can modulate host immune pathways. We intend to evaluate SER-155 and other microbiome therapeutic candidates in several other medically vulnerable patient populations at high risk of infections, including chronic liver disease, cancer neutropenia, and solid organ transplants.

We have progressed additional preclinical stage programs to evaluate whether microbiome therapeutics may reduce the incidence of infection in indications such as chronic liver disease, cancer neutropenia, solid organ transplant, and antimicrobial resistant, or AMR, infections more broadly in high-risk settings such as intensive care units, or ICUs, and long term acute care facilities, or LTACs. Additional efforts in the early-stage portfolio are focused on the SER-301 program in inflammatory bowel disease, or IBD, and programmatic objectives that are supported through a partnership with the Crohn’s and Colitis Foundation, or CCF. These efforts aim to (i) confirm the functional phenotype and inflammatory state of patient subpopulations observed in our prior ulcerative colitis, or UC clinical trials, and (ii) prioritize inflammatory targets and evaluate the potential to utilize biomarker-based patient selection and stratification for future studies. In addition, we continue to leverage microbiome pharmacokinetic and pharmacodynamic data from across our clinical and preclinical portfolios, using our reverse translational microbiome therapeutic development platform to prioritize future drug targets and to identify opportunities for combination therapies across various indications, including inflammatory and immune diseases, cancer, and metabolic diseases.

We have built and deploy a reverse translational platform and knowledge base, which we call our MbTx Platform, for the discovery and development of microbiome therapeutics, and maintain extensive proprietary know-how that may be used to support future research and development efforts. This platform incorporates high-resolution analysis of human clinical data to identify microbiome biomarkers associated with disease and non-disease states; preclinical screening using human cell-based assays and in vitro/ex vivo and in vivo disease models customized for microbiome therapeutics; and microbiological capabilities and a strain library that spans broad biological and functional breadth. This platform and knowledge base enables identification of specific microbes, microbial genes, and microbial metabolites/peptides associated with disease and the design of therapeutic consortia of bacteria for specific pharmacological properties to restructure the gut microbiome and modulate functional pathways associated with disease. In addition, we own a valuable intellectual property estate related to the development and manufacture of microbiome therapeutics.

Since our inception in October 2010, we have devoted substantially all of our resources to developing our programs, platforms, and technologies, building our intellectual property portfolio, developing our supply chain, business planning, raising capital and providing general and administrative support for these operations.

Other than VOWST, our product candidates are still in preclinical development or early-stage discovery. Our ability to generate collaboration profit or product revenue sufficient to achieve profitability will depend heavily on the commercial success of VOWST, as well as the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss was $40.1 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $1,018.4 million.

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

As of March 31, 2024, we had cash and cash equivalents totaling $111.2 million. Based on our currently available cash resources and our planned level of operations and cash flows for the 12-month period subsequent to the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, under various scenarios, we have sufficient cash to support our operations into the fourth quarter of 2024 and we will require additional funding at that time. In accordance with applicable accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within 12 months after the date of the issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In performing this analysis, we excluded certain elements of our operating plan that cannot be considered probable of occurring. Under the applicable accounting standards, the receipt of potential funding from future equity issuances cannot be considered probable, as these events are outside our control. Accordingly, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, are issued. See “Risk Factors— Risks Related to Our Financial Position and Need for Additional Capital —We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.”

On February 22, 2024, our board of directors adopted a resolution to amend the Restated Certificate of Incorporation, subject to stockholder approval, to increase the number of authorized shares of our Common Stock from 240,000,000 shares to 360,000,000 shares, or the Share Increase Amendment. At our annual meeting of stockholders held on April 4, 2024, our stockholders approved the Share Increase Amendment. On April 5, 2024, we amended our Restated Certificate of Incorporation to reflect the Share Increase Amendment.

VOWST

VOWST (previously referred to as SER-109) was approved by the FDA on April 26, 2023, to prevent recurrence of CDI in individuals 18 years of age or older following antibacterial treatment for recurrent CDI. VOWST is the first FDA-approved orally administered microbiome therapeutic, and consists of a consortium of purified Firmicutes spores designed to prevent recurrent CDI in patients with a history of CDI by modulating the microbiome to a state that resists C. difficile germination and growth. The VOWST manufacturing purification process is designed to remove unwanted microbes in an effort to reduce the risk of pathogen transmission beyond donor screening alone. We estimate that there were approximately 156,000 recurrent CDI cases in the United States during 2023 and that this number will grow at an annual rate of 2%.

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

During the quarter ended March 31, 2024, Nestlé reported 642 VOWST units sold and $10.1 million in net sales, reflecting an estimated gross-to-net reduction of 15%, primarily due to returns reserve, prompt payment discounts, statutory discounts and rebates, and commercial rebates. The total collaboration loss for the three months ended March 31, 2024 was $14.3 million. We record our 50% share of the collaboration loss, which includes commercial and medical affairs expenses incurred by us, on a net basis. Accordingly for the three months ended March 31, 2024, our share of the VOWST net loss was $7.1 million.

As part of the commercialization of VOWST, we are closely monitoring the launch and focusing on a number of quantitative metrics. VOWST became commercially available in early June. Broad demand for VOWST has been observed across both recurrent patients and healthcare providers since June 2023 (metrics noted below are based on data provided by Nestlé through March 31, 2024):

•
In the first quarter of 2024, approximately 1,411 completed prescription enrollment forms were received for VOWST; of those, 1,083 resulted in new patient starts by March 31, 2024;
•
From launch through March 31, 2024, there were 4,239 completed prescription enrollment forms received for VOWST; of those 3,096 resulted in new patient starts by March 31, 2024
•
Prescription enrollment forms were submitted by approximately 1,939 unique healthcare providers since launch, including 609 in the first quarter, with approximately 65% of enrollments from gastroenterology and the remainder from other specialties; approximately 604 HCPs have prescribed VOWST to more than one patient; and
•
VOWST demand has been observed across the recurrent CDI patient pool, including first recurrence, which is the largest recurrent CDI patient segment.

We continue to support Nestlé in scaling their HCP education efforts, creating a positive customer experience with faster and higher conversion of enrollments to new patient starts, and continuing to establish payer coverage. Since the FDA approval of VOWST, Nestlé commercial customer facing field teams have been promoting VOWST and generating healthcare provider demand. Nestlé’s 170 field sales representatives promoting VOWST are divided into two teams, comprised of 150 gastroenterology representatives and 20 hospital/infectious disease representatives. Nestlé has recently identified opportunities to refine the execution of these teams in terms of focusing promotional messaging on early use of VOWST in the recurrent CDI cycle and increasing the number of HCPs that the sales teams engage. We expect these efforts to accelerate demand for VOWST.

The VOWST Voyage Support Program, or VOWST Voyage, was launched upon VOWST FDA approval to provide treatment and financial support for eligible patients. The VOWST Voyage staff work with healthcare providers and patients to convert patient enrollments into new patient starts and provide a robust high-touch customer experience.

Nestlé’s payer field team continues to engage payers to build coverage, which would enable eligible patients to have access to VOWST as quickly and efficiently as possible. As of March 31, 2024, coverage policies were issued for VOWST across approximately 83% of commercial and 55% of Medicare Part D covered lives, according to data provided by Nestlé. The larger health plans and Pharmacy Benefit Managers, or PBMs, have issued policies for VOWST, and the remainder of smaller plans are extending the new-to-market block phase, enabling approval of VOWST as claims arise. Approximately 56% of the 1,083 first quarter new patient starts are being reimbursed through the patient's drug benefit.

We are investing in patient financial assistance to increase access to VOWST for patients with affordability challenges due to co-pays or other cost sharing requirements imposed on them by their insurer after the prescription has been approved. We believe that providing this type of patient access early on will contribute to a positive patient and provider experience, thus increasing demand over time. In terms of free drug utilization, in the first quarter of 2024, we saw approximately 44% of new patient starts dispensed via our free drug programs, mostly for Medicare patients. We expect utilization of these programs to drop when the benefit design changes contained in the Inflation Reduction Act, which address patient cost sharing requirements in Medicare Part D plans, go into effect in 2025.

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

Infection Protection and SER-155

We believe that the scientific and clinical data from our SER-109 program validate our novel approach of using microbiome therapeutics to decolonize pathogens, resulting in reduced rate of infections in medically compromised patients. Data from the SER-109 ECOSPOR III and ECOSPOR IV Phase 3 trial published in the New England Journal of Medicine (Feuerstadt et al., 2022) and Journal of the American Medical Association (Sims et al., 2023) suggest that microbiome therapeutics have the potential to restructure the gut microbiome and shift the gut metabolic landscape. Additional data show that SER-109 rapidly reduced the abundance of bacteria associated with common antibiotic resistance genes, or ARGs, and reduced ARG abundance in the gut (Straub et al., 2023). Collectively, we believe these data suggest the potential for microbiome therapeutics to prevent the colonization and overgrowth of pathogens that can establish in the gut and ultimately to reduce infections. We believe this Infection Protection approach may be replicable in protecting a range of medically compromised patients from infections seeded by the gut microbiome and resulting downstream clinical sequelae. We believe this approach may also enable us to reduce antimicrobial resistant infections, or AMR, which the World Health Organization declared as a top ten global public health threat facing humanity, and with estimates that yearly deaths may reach 10 million by 2050, putting mortality due to AMR on par with deaths due to cancer.

We are evaluating SER-155, an oral microbiome therapeutics candidate consisting of a consortium of cultivated bacteria, in a Phase 1b study in allo-HSCT recipients in an effort to reduce incidences of gastrointestinal-derived infections, and resulting bloodstream infections and GvHD. SER-155 was designed using our reverse translational microbiome therapeutics development platform. The bacteria consortia is designed to optimize: (i) the prevention of the growth of various Enterococcaceae and Enterobacteriaceae species known to potentially dominate the GI and lead to downstream negative clinical outcomes in medically compromised patients and that can harbor antibacterial resistance, (ii) the production of multiple bacterial metabolites that can promote mucosal and epithelial barrier integrity with the goal of reducing the likelihood of harmful bacteria translocating from the gut to the bloodstream through a compromised epithelium, and (iii) the production of multiple bacterial metabolites that can modulate immune pathways to induce immune tolerance with a potential impact on GvHD. The rationale for this program is based in part on published clinical evidence from our collaborators at Memorial Sloan Kettering Cancer Center showing that allo-HSCT patients with decreased diversity of commensal microbes and pathogen domination in the gastrointestinal tract were significantly more likely to die due to infection and/or lethal GvHD (Peled et al., 2020). In December 2023, we received Fast Track Designation for SER-155 to reduce the risk of infection and GvHD in allo-HSCT patients.

Study cohort 1, which included 13 participants [who received any dosing of the SER-155 regimen, with 11 of these subjects subsequently receiving an allo-HSCT, nine of whom had evaluable samples for microbiome analysis,] was designed to assess safety and drug pharmacology, including the engraftment of drug bacteria in the gastrointestinal tract. In May 2023, we announced the Phase 1b cohort 1 results, including gastrointestinal microbiome data (drug pharmacology) from the first 100 days from the nine subjects who had evaluable samples for microbiome analysis. This analysis showed the successful engraftment of SER-155 bacterial strains, and a substantial reduction in the cumulative incidence of pathogen domination (a biomarker associated with the risk of serious enteric infections, and resulting bloodstream infections, as well as GvHD) as compared to a reference cohort of patients in this patient population. The tolerability profile observed was favorable, with no serious adverse events attributed to SER-155 administration. Stem cell engraftment was observed in all subjects.

In April 2024, we announced completion of enrollment in study cohort 2, which includes 45 participants. Study cohort 2 incorporates a randomized, double-blinded placebo-controlled design to further evaluate safety, engraftment, and incidence of gastrointestinal ESKAPE microbiome pathogen domination, as well as the incidence of enteric infections, enteric driven blood stream infections, and GvHD. Cohort 2 subjects are administered either SER-155 or placebo at a 1:1 ratio. The study is being conducted at a number of leading cancer centers across the U.S. The cohort 2 data readout is anticipated late in the third quarter of 2024.

We believe the available study data from cohort 1 suggest that SER-155 administration results in significantly lower incidence rates of gastrointestinal dominations with pathogens of clinical concern, such as Enterococcaceae, Enterobacteriaceae, Streptococcaceae, and Staphylococcaceae. If positive, we further believe the resulting cohort 2 data, together with the cohort 1 SER-155 Phase 1b study results will provide encouraging evidence to support further development of SER-155 to potentially reduce enteric-derived infections, resulting bloodstream infections, and GvHD in individuals undergoing allo-HSCT for cancers and other serious conditions.

Nasdaq Notice

On April 19, 2024, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC, or Nasdaq, notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1), or the Bid Price Requirement.

The letter has no immediate effect on the listing of our common stock, which continues to trade on The Nasdaq Global Select Market under the symbol “MCRB,” subject to our compliance with the other continued listing requirements of The Nasdaq Global Select Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial compliance period of 180 calendar days from receipt of the letter, or until October 16, 2024, to regain compliance with the Bid Price Requirement. To regain compliance, the closing bid price for our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during the 180-day period prior to October 16, 2024.

If we do not regain compliance with the Bid Price Requirement by October 16, 2024, we may be eligible for an additional 180 calendar day compliance period. To qualify, we must submit an application to transfer the listing of the common stock to The Nasdaq Capital Market, which requires us to meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, other than the Bid Price Requirement. We would also need to pay an application fee to Nasdaq and to provide written notice of our intention to cure the deficiency during the additional compliance period. As part of its review process, Nasdaq will make a determination of whether it believes we will be able to cure this deficiency.

If we do not regain compliance within the applicable compliance period(s), we expect that Nasdaq will provide written notification to us that the common stock will be subject to delisting. At that time, we may appeal the delisting determination to a Nasdaq Listing Qualifications Panel.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider taking actions to regain compliance with the Bid Price Requirement, including, subject to approval of our board of directors and our stockholders, implementing a reverse stock split.

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

Regulatory Exclusivity

If we obtain marketing approval for any of our product candidates, we expect to receive reference product exclusivity against biosimilar products. For example, VOWST (which was approved by the FDA in April 2023) has a 12-year period of exclusivity in the United States. In the European Union, new molecular entities generally receive eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We anticipate an overall decrease in research and development expenses in 2024 as compared to the prior year, as we expect the Restructuring Plan (as defined in Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report) to significantly reduce research and development activities other than the completion of the SER-155 Phase 1b study. Research and development expenses may increase in the future as we initiate technology transfer activities with Bacthera and prepare for qualification of the Bacthera manufacturing facility, and if and as we resume development of any clinical or preclinical programs.

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

We expect that our general and administrative expenses will decrease as compared to the prior year as the Restructuring Plan is expected to result in a reduction of personnel expenses due the workforce reduction and a reduction in external expenses including the elimination of non-essential expenses and consolidation of office space. General and administrative expenses may increase as we undertake efforts from time to time to raise additional capital. We may also continue to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing rules and the requirements of the Securities and Exchange Commission, director and officer insurance costs and investor and public relations costs.

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

Other Income (Expense)

Other income (expense) primarily consists of amortization of premiums or accretion of discounts on investments, gains and losses on foreign currency transactions, and changes in the fair values of our warrant liabilities associated with our Oaktree Term Loan.

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in the three months ended March 31, 2024 or 2023.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 5, 2024, or the Annual Report, are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the three months ended March 31, 2024, with the exception of those detailed in Note 2, Summary of Significant Accounting Policies, to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change

Revenue:
Collaboration revenue - related party	$—	$(522)	$522
Total revenue	—	(522)	522
Operating expenses:
Research and development	21,702	43,969	(22,267)
General and administrative	15,466	22,470	(7,004)
Collaboration (profit) loss sharing - related party	2,418	3,607	(1,189)
Total operating expenses	39,586	70,046	(30,460)
Income (loss) from operations	(39,586)	(70,568)	30,982
Other income (expense):
Interest income	1,648	1,032	616
Interest expense	(4,663)	(1,948)	(2,715)
Other income (expense)	2,468	310	2,158
Total other expense, net	(547)	(606)	59
Net loss	$(40,133)	$(71,174)	$31,041

Revenue

Total revenue was $0.0 million and $(0.5) million for the three months ended March 31, 2024 and 2023, respectively. The change in revenue as compared to the prior period was primarily due to an increase in the estimate of total costs expected to be incurred to fulfill our obligations under the 2016 License Agreement with Nestlé, which resulted in a reversal of revenue for the three months ended March 31, 2023 based on our cost-to-cost methodology. In the current period, we did not recognize any revenue under the 2016 License Agreement, as we have significantly scaled back our research and development activities as part of the Restructuring Plan. For additional information, see Note 13, Revenue from Contracts with Customers, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Research and Development Expenses

	Three Months Ended March 31,
	2024	2023	Change

Microbiome therapeutics platform and research and development operations	$9,516	$13,117	$(3,601)
VOWST	576	9,041	(8,465)
SER-155	2,400	1,345	1,055
Early stage programs	85	303	(218)
Total direct research and development expenses	12,577	23,806	(11,229)
Personnel-related (including stock-based compensation)	9,125	20,163	(11,038)
Total research and development expenses	$21,702	$43,969	$(22,267)

Research and development expenses were $21.7 million for the three months ended March 31, 2024 and $44.0 million for the three months ended March 31, 2023. The decrease of $22.3 million was primarily due to the following:

•
a decrease in personnel-related costs of $11.0 million primarily due to a decrease of $5.6 million resulting from the capitalization of labor costs into inventory following FDA approval of VOWST and a decrease of $7.3 million in salaries, bonus, employee benefits expenses, and stock-based compensation expense as a result of the Restructuring Plan implemented in 2023, partially offset by an increase of $1.9 million in payroll taxes related to tax credits we received during the three months ended March 31, 2023;
•
a decrease of $8.5 million in expenses related to our VOWST program due to a decrease in facilities, lab supplies and consumables of $3.1 million and a decrease in contract manufacturing costs of $3.3 million, as we have capitalized manufacturing and overhead costs into inventory in conjunction with the commercialization of VOWST, a $1.5 million decrease in consulting expenses, and a $0.5 million decrease in clinical trials and analytical testing costs due to reduced clinical work with respect to VOWST as a result of commercialization;

•
a decrease of $3.6 million in expenses related to our microbiome therapeutics platform and research and development operations, primarily due to a decrease of $2.8 million related to the capitalization of costs that relate to VOWST manufacturing into inventory, a decrease in employee-related costs of $1.3 million primarily due to a reduction in the use of contractors following the implementation of the Restructuring Plan, a decrease in facilities-related costs of $0.9 million, a decrease in consulting expenses of $0.5 million, and a decrease of $0.8 million in clinical trial, analytical and other manufacturing costs, partially offset by $2.7 million of impairment charges related to our idled donor collection facility in Cambridge, Massachusetts;
•
a decrease of $0.2 million in expenses related to our early stage programs due to the Restructuring Plan;

partially offset by:

•
an increase of $1.1 million in expenses related to our SER-155 program due to an increase in clinical trial costs.

General and Administrative Expenses

	Three Months Ended March 31,
	2024	2023	Change

Personnel related (including stock-based compensation)	$6,764	$8,690	$(1,926)
Professional fees	2,917	7,890	(4,973)
Facility-related and other	5,785	5,890	(105)
Total general and administrative expenses	$15,466	$22,470	$(7,004)

General and administrative expenses were $15.5 million for three months ended March 31, 2024 compared to $22.5 million for the three months ended March 31, 2023. The decrease of $7.0 million was primarily due to the following:

•
a decrease in personnel related costs of $1.9 million primarily due to a decrease in salaries, bonus, employee benefits expenses, and stock-based compensation expenses due to the Restructuring Plan that was implemented in 2023;
•
a decrease in professional fees of $5.0 million primarily due to a decrease in professional services, consulting, and recruiting fees; and
•
a decrease in facility-related and other costs of $0.1 million primarily related to information technology costs, laboratory and office rent expenses, license costs and office supplies.

Collaboration (Profit) Loss Sharing - related party

Collaboration (profit) loss sharing – related party resulted in $2.4 million of expense to us for the three months ended March 31, 2024, compared to $3.6 million of expense for the three months ended March 31, 2023. Beginning with the commercial launch of VOWST in June 2023, we record our share of the net profits and losses from the sales of VOWST, which are recorded by Nestlé and include gross sales net of discounts, rebates, allowances, and other applicable deductions, as collaboration (profit) loss sharing - related party. Our share of VOWST net profits and loss also includes commercial and medical affairs expenses incurred by us. For the three months ended March 31, 2024, our share of the VOWST net loss was $7.1 million. We also record as collaboration (profit) loss sharing - related party our net profit on the transfer of VOWST to Nestlé. For the three months ended March 31, 2024 these amounts were $4.7 million in net profit. For the three months ended March 31, 2023, collaboration (profit) loss sharing – related party was $3.6 million of net loss, which consisted of our share of pre-launch expenses.

The components of the collaboration (profit) loss sharing - related party are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Share of VOWST net loss	$7,128	$—
Profit on transfer of VOWST inventory to Nestlé	(4,710)	—
Collaboration (profit)/loss related to pre-launch activities	—	3,607
Total collaboration (profit) loss sharing - related party	$2,418	$3,607

Other Expense, Net

Other expense, net for the three months ended March 31, 2024 and 2023 was $0.5 million and $0.6 million, respectively. The decrease in other expense, net was primarily due to an increase in interest income of $0.6 million and an increase in other income of $2.0 million due to foreign currency gains and $0.4 million due to the change in the fair value of the Additional Warrants. For more information, see Note 9, Notes Payable, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. This increase was partially offset by an increase in interest expense of $2.7 million as a result of higher interest rates and a higher borrowing base as compared to the same period in the prior year.

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

On February 22, 2024, our board of directors adopted a resolution to amend the Restated Certificate of Incorporation, subject to stockholder approval, to increase the number of authorized shares of our common stock from 240,000,000 shares to 360,000,000 shares, or the Share Increase Amendment. At our annual meeting of stockholders held on April 4, 2024, our stockholders approved the Share Increase Amendment. On April 5, 2024, we amended our Restated Certificate of Incorporation to reflect the Share Increase Amendment. Our board of directors recommended that our stockholders approve the Share Increase Amendment because they believed it was in the best interests of us and our stockholders to increase our authorized shares of common stock in order to have additional shares available for use as our board of directors deems appropriate or necessary. As such, the primary purpose of the Share Increase Amendment was to provide us with greater flexibility with respect to managing our common stock in connection with such corporate purposes as may, from time to time, be considered advisable by our board of directors. These corporate purposes could include, without limitation, financing activities, public or private offerings of common stock, stock dividends or splits, conversions of convertible securities, issuance of options and other equity awards pursuant to our incentive plans, establishing a strategic relationship with a corporate collaborator and acquisition transactions.

In May 2021, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $150.0 million, from time to time, through an “at the market” equity offering program under which Cowen acts as sales agent. As of March 31, 2024, we have sold 23,732,829 shares of common stock under the Sales Agreement, at an average price of approximately $1.80 per share, raising aggregate net proceeds of approximately $41.0 million after deducting an aggregate commission of approximately 3% and other issuance costs.

As of March 31, 2024, we had cash and cash equivalents totaling $111.2 million and an accumulated deficit of $1,018.4 million. For the three months ended March 31, 2024, we incurred a net loss of $40.1 million, and used cash in operations of $35.2 million. We may seek to raise additional capital through financing or other transactions, including our at-the-market equity offering. Our future viability beyond 12 months from issuance of these condensed consolidated financial statements is dependent on our ability to raise additional capital to finance our operations. We expect that our operating losses and negative cash flows will continue for the foreseeable future.

Under applicable accounting standards, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within 12 months after the date the consolidated financial statements are issued. The ability to obtain sufficient additional equity or debt financing with terms favorable or acceptable to us cannot be considered probable, as these events are outside of our control. Based on our currently available cash resources, we will require additional funding by the fourth quarter of 2024. Accordingly, management has concluded that these circumstances raise substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. We will need to generate significant revenues to achieve profitability, and we may never do so. Because of the numerous risks and uncertainties associated with the development of our current and any future product candidates, the development of our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses required for completing the research and development of our product candidates.

Restructuring Plan

In November 2023, we announced the Restructuring Plan to prioritize the commercialization of VOWST and the completion of the SER-155 Phase 1b study, while reducing costs and supporting longer-term business sustainability. The Restructuring Plan included (i) a reduction of our workforce by approximately 41% across the organization, resulting in the elimination of approximately 160 positions; (ii) significantly scaling back all non-partnered research and development activities other than the completion of the SER-155 Phase 1b study; and (iii) reducing general and administrative expenses, including consolidating office space. The Restructuring Plan was substantially implemented around the end of fiscal 2023. In connection with the Restructuring Plan, for the year ended December 31, 2023, we incurred approximately $5.6 million in restructuring costs, primarily related to the workforce reduction, of which $5.3 million are expected to result in cash expenditures, and the remaining $0.3 million relates to stock-based compensation expense associated with the acceleration of unvested equity awards. These costs were incurred in the fourth quarter of 2023. See Note 12, Restructuring, to our condensed consolidated financial statements included elsewhere in this Quarterly Report. We expect to achieve annual cash savings of approximately $75.0 million to $85.0 million in 2024, of which approximately $35.0 million is expected to result from the reduction in workforce, and which excludes any one-time charges primarily associated with the workforce reduction.

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

Long Term Manufacturing Agreement with Bacthera

In November 2021, we entered into a Long Term Manufacturing Agreement with BacThera AG, or Bacthera, a joint venture between Chr. Hansen and a Lonza Group affiliate, which was amended on December 14, 2022, or the Bacthera Agreement. The Bacthera Agreement governs the general terms under which Bacthera, or one of its affiliates, will (i) construct a dedicated full-scale production suite for us at Bacthera’s Microbiome Center of Excellence in Visp, Switzerland; and (ii) provide manufacturing services to us for VOWST and other products, as agreed to by the parties.

Under the terms of the Bacthera Agreement, we agreed to pay Bacthera a total of at least 256 million CHF (or approximately $296 million using the USD/CHF exchange rate in effect as of March 31, 2024) for the initial term of the agreement, inclusive of the construction fees and annual operating fees. Bacthera is funding the majority of the construction costs and will own and control the manufacturing suite during construction. The construction fees that we are responsible for represent a small percentage of the overall construction costs and are payable upon the achievement of certain milestones related to the construction of the dedicated manufacturing suite. The annual operating fee includes the cost of a baseline annual batch production volume. We have also agreed to pay certain other ancillary fees and a per-batch fee in excess of the baseline batches. These fees are subject to adjustment during construction for certain items outside of Bacthera’s control and annually against an agreed index. We will supply the active pharmaceutical ingredients to Bacthera to enable it to perform the services and pay for certain other raw materials and manufacturing components, which will be acquired by Bacthera. See also Bacthera Long Term Manufacturing Agreement below and Risk Factors—Risks Related to our Dependence on Third Parties and Manufacturing—We rely on third parties for certain aspects of the manufacture of our product and product candidates, and we expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product and product candidates or that such quantities may not be available at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

Our obligations under the Oaktree Credit Agreement and the other Loan Documents (as defined in the Oaktree Credit Agreement) will be guaranteed by any of our domestic subsidiaries that become Guarantors (as defined in the Oaktree Credit Agreement), subject to certain exceptions. Our and our Guarantors’, or collectively, the Loan Parties, respective obligations under the Oaktree Credit Agreement and the other Loan Documents are secured by first priority security interests in substantially all assets of the Loan Parties, including intellectual property, subject to certain customary thresholds and exceptions. As of March 31, 2024, there were no Guarantors.

The Oaktree Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including a financial covenant requiring us to maintain certain levels of cash and cash equivalents in accounts subject to a control agreement in favor of the Agent of at least $30.0 million at all times commencing from 30 days after the Oaktree Closing Date and decreasing to $25.0 million of cash and cash equivalents in such controlled accounts after we borrow any Tranche B Loan. As of March 31, 2024, we were in compliance with all financial covenants pursuant to the Oaktree Credit Agreement.

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

On May 1, 2024, we received a Notice of Default and Reservation of Rights (the “Notice”) from the Agent under the Oaktree Credit Agreement.

The Notice specified that in the Agent’s view, one or more events of default have occurred under the Oaktree Credit Agreement due to (a) our non-payment of a milestone payment to Bacthera under the Bacthera Agreement which the Agent characterized as “Indebtedness” that would not be permitted under the Oaktree Credit Agreement and (b) our failure to deliver written notice to the Agent regarding such non-payment.

Under the Bacthera Agreement, approximately $28.0 million would be due to Bacthera upon their substantial completion of our dedicated production suite. However, we have identified certain incomplete elements of the project required to satisfy the “Substantial Completion” criteria as set forth in the Bacthera Agreement. We believe that it is probable that these elements can be completed in 2024 and discussions with Bacthera are continuing to align on the steps necessary to complete those steps and the related timing of any milestone payment. See “Bacthera Long Term Manufacturing Agreement” below.

We have responded by letter to the Notice, advising the Agent that no default or event of default under the Oaktree Credit Agreement has occurred or is continuing, because the payment under the Bacthera Agreement is not due, and, as a result, no notice of non-payment was required. Moreover, even if the payment were due, we do not believe such payment would constitute Indebtedness (as defined in the Oaktree Credit Agreement).

Based on the above, we believe that we are not in default under the Oaktree Credit Agreement, and that the Agent does not have the right to accelerate the indebtedness or otherwise pursue remedies thereunder. If the Agent were to pursue any such actions, we intend to vigorously defend ourselves against them and to pursue any counterclaims available to us. We are attempting to resolve this matter with the Agent consensually.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cash used in operating activities	$(35,236)	$(76,584)
Cash (used in) provided by investing activities	(62)	2,739
Cash provided by financing activities	18,762	5,656
Net increase (decrease) in cash, cash equivalents and restricted cash	$(16,536)	$(68,189)

Operating Activities

During the three months ended March 31, 2024, operating activities used $35.2 million of cash, primarily due to a net loss of $40.1 million and changes in our operating assets and liabilities of $9.2 million, partially offset by non-cash charges of $14.1 million. Non-cash charges consisted of stock-based compensation expense of $6.5 million, $2.4 million related to the amortization of right-of-use assets, $1.6 million of depreciation and amortization, $0.5 million of amortization of debt issuance costs, $0.3 million loss on disposal of fixed assets, and $3.3 million of impairment charges related to our long-lived assets. These are partially offset by a $0.4 million increase in the fair value of the Additional Warrants. Changes in our operating assets and liabilities during the three months ended March 31, 2024 consisted of a decrease in accrued expenses and other current and long-term liabilities of $4.2 million, a decrease in operating lease liabilities of $0.2 million, and an increase in inventories of $12.3 million related to the capitalization of VOWST manufacturing costs during the period, partially offset by a decrease in prepaid expenses and other current and other non-current assets of $4.4 million, a decrease in collaboration receivable - related party of $1.3 million, an increase in deferred income - related party of $0.4 million, and an increase in accounts payable of $1.6 million.

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

Investing Activities

During the three months ended March 31, 2024, net cash used in investing activities was $0.1 million, consisting entirely of purchases of property and equipment.

During the three months ended March 31, 2023, net cash provided by investing activities was $2.7 million, consisting of sales and maturities of investments of $11.2 million, partially offset by purchases of investments of $4.4 million and purchases of property and equipment of $4.1 million.

Financing Activities

During the three months ended March 31, 2024, net cash provided by financing activities was $18.8 million, consisting of $18.4 million from the issuance of common stock under our at the market equity program, net of issuance costs and $0.4 million in connection with the issuance of common stock under our 2015 Employee Stock Purchase Plan, or ESPP.

During the three months ended March 31, 2023, net cash provided by financing activities was $5.7 million, consisting of $4.2 million from the issuance of common stock under our at the market equity program, net of issuance costs. We also received $0.2 million from the issuance of common stock associated with the exercise of stock options, and $1.2 million in connection with the issuance of common stock under our ESPP.

Funding Requirements

Our expenses may increase in connection with our ongoing commercialization activities, clinical development activities, and research and development activities. In addition, we expect to continue to incur additional costs associated with operating as a public company. We anticipate that our future expenses will increase if and as we:

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
•
establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any other products for which we have obtained or in the future for which we may obtain regulatory approval;
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

Because of the numerous risks and uncertainties associated with the development of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•
the success of our Restructuring Plan, announced in November 2023, including its anticipated benefits, which has been substantially implemented;
•
the cost of manufacturing VOWST and our product candidates;
•
our share of the profits and losses from commercial sales of VOWST pursuant to the 2021 License Agreement;
•
the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates;
•
the costs, timing and outcome of regulatory review of our product candidates and research activities;
•
the costs, timing and revenue, if any, of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
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

Adequate additional funds may not be available to us on acceptable terms, or at all. Additionally, market volatility resulting from macroeconomic conditions, or other factors could also adversely impact our ability to access capital as and when needed. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our shareholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our shareholders’ rights as common stockholders. Our Hercules Loan Agreement included and our Oaktree Term Loan includes, and any additional debt financing and preferred equity financing, if available, may involve agreements that include, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additional debt or preferred equity financing may also require the issuance of warrants, which could potentially dilute our shareholders’ ownership interest.

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

As discussed in Note 1 of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within 12 months after the date the condensed consolidated financial statements are issued. The receipt of potential funding from future equity issuances cannot be considered probable, as these events are outside of our control. Based on our currently available cash resources and our planned level of operations and cash flow analysis for the 12-month period subsequent to the date of issuance of our condensed consolidated financial statements, under various scenarios, we have sufficient cash to support our operations into the fourth quarter of 2024, and we will require additional funding at that time. Accordingly, management has concluded that these circumstances raise substantial doubt about our ability to continue as a going concern.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments was included in our Annual Report. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report, except as described below.

Bacthera Long Term Manufacturing Agreement

Our remaining commitments due under the Bacthera Agreement, inclusive of construction fees and annual operating fees, and using the USD/CHF exchange rate in effect as of March 31, 2024, total $284.0 million. Under the Bacthera Agreement, $28.0 million was due upon substantial completion of our dedicated production suite, which we believed had occurred in late 2023. Recent discussions between us and Bacthera have identified certain elements of the production suite construction currently missing that would be required to satisfy the substantial completion criteria as defined in the Bacthera Agreement. The Company believes that it is probable that these elements can be completed in 2024 and discussions with Bacthera are continuing in order to align on the steps necessary to remediate and the related timing of any milestone payment. The remaining construction milestones are approximately $11.8 million and $27.3 million, which will be due and payable upon provisional acceptance and final acceptance, respectively, and are expected to be due within the next 12 months. We have entered into negotiations with Bacthera to realign the timing of milestone payments. The Bacthera Agreement also includes $10.6 million in operating fees expected to be paid in the next 12 months, with the remaining $206.3 million in operating fees paid over the remaining 9 years of the contract, beginning in 2025. See Risk Factors—Risks Related to our Dependence on Third Parties and Manufacturing—We rely on third parties for certain aspects of the manufacture of our product and product candidates, and we expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product and product candidates or that such quantities may not be available at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates.

As of March 31, 2024, we had outstanding borrowings under the Oaktree Term Loan. Borrowings under the Oaktree Term Loan bear interest at a rate per annum equal to three-month term Secured Overnight Financing Rate (subject to a 2.500% floor and a 5.000% cap), plus an applicable margin of 7.875%, payable quarterly in arrears. An immediate 10% change in the Secured Overnight Financing Rate would not have a material impact on our debt‑related obligations, financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $113.7 million for the year ended December 31, 2023, and $40.1 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $1,018.4 million. As noted elsewhere in this Quarterly Report on Form 10-Q, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To date, we have financed our operations through the public offerings of our common stock, private placements of our common stock and preferred stock, payments under our collaboration agreements, and loan facility. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We have only had one product, VOWST, which was approved for marketing in the United States to prevent the recurrence of CDI in individuals 18 years of age and older following antibacterial treatment for recurrent CDI on April 26, 2023, and launched in June 2023. We have not completed development of any of our other product candidates, which we call microbiome therapeutic candidates, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future. While we plan to focus our investment on supporting commercialization of VOWST and on our SER-155 Phase 1b study in the near-term, our expenses may increase substantially in connection with our ongoing and future activities, particularly if and as we:

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

Based on our currently available cash resources and our planned level of operations and cash flows for the 12-month period subsequent to the date of issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, under various scenarios, we have sufficient cash to support our operations into the fourth quarter of 2024, and we will require additional funding at that time. Because the ability to obtain sufficient additional equity or debt financing with terms favorable or acceptable to us cannot be considered probable according to the applicable accounting standards because they are outside our control, there is substantial doubt about our ability to continue as a going concern for at least 12 months from the date that our consolidated financial statements for the three months ended March 31, 2024 were issued. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our audited consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments to reflect the possible inability of the Company to continue as a going concern within 12 months after the issuance of such financial statements.

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

As noted above, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. Our future capital requirements will depend on many factors, including:

•
the success of our Restructuring Plan, announced in November 2023, including its anticipated benefits, which has been substantially implemented;
•
the cost of manufacturing VOWST and our product candidates;
•
our share of the profits and losses from commercial sales of VOWST pursuant to the 2021 License Agreement;
•
the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates;
•
the costs, timing and outcome of regulatory review of our product candidates and research activities;
•
the costs, timing and revenue, if any, of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products or product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Additionally, market volatility resulting from current macroeconomic conditions the conflicts involving Ukraine and Russia and Israel and its surrounding regions, or other factors could also adversely impact our ability to access capital as and when needed. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders and may decrease our stock price. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or others at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities, any resurgence of the virus or emergence of new variants may lead to further inspectional or administrative delays. If a prolonged government shutdown occurs, or if global health concerns delay or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Third-party manufacturers may not be able to comply with current good manufacturing processes, or cGMP, regulations or similar regulatory requirements inside or outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Some of the contract manufacturers we rely on to produce VOWST or our product candidates have never produced any other FDA-approved therapeutic. One of the contract manufacturers on which we rely, Bacthera, is constructing a dedicated production suite to manufacture VOWST and our product candidates. We initially believed this dedicated production suite was substantially completed in late 2023, however, recent discussions between us and Bacthera have identified certain elements of the production suite construction currently missing that would be required to satisfy the substantial completion criteria as defined in the Bacthera Agreement. We believe that it is probable that the missing elements can be remediated during the year ending December 31, 2024 and discussions with Bacthera are continuing in order to align on the steps necessary to complete that remediation and the related timing of the milestone payment. However, we cannot provide assurance that these discussions will be successful. Moreover, upon completion, the dedicated production suite may not be approved by the FDA for the manufacture of VOWST. If our manufacturers are unable to comply with cGMP regulation or similar regulatory requirements outside the United States or if the FDA or other regulatory authorities do not approve their facility upon a pre-approval inspection, our therapeutic candidates may not be approved or may be delayed in obtaining approval. In addition, there are a limited number of manufacturers that operate under cGMP regulations and similar regulatory requirements outside the United States that might be capable of manufacturing our products. Therefore, our product candidates and any future products that we may develop may compete with other products for access to manufacturing facilities. Any failure to gain access to these limited manufacturing facilities could severely impact the clinical development, marketing approval and commercialization of our product candidates.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. Furthermore, if we breach or are perceived to breach our contractual obligations or otherwise default under our agreements with third parties, such as Bacthera, or if we otherwise have contractual disputes with such third parties, it may lead to adverse outcomes, including potential delays, unforeseen expenses, or the termination of those contracts. We do not currently have a second source for certain required materials used for the manufacture of finished product. If our current manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and anticipated future dependence upon others for the manufacture of our product candidates or products could delay, prevent or impair our development and commercialization efforts.

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

Our business currently depends heavily on our ability to successfully commercialize VOWST in the United States in its approved indication with our collaborator, Nestlé. We may never be able to successfully commercialize VOWST or meet our expectations with respect to collaboration profit. There is no guarantee that the infrastructure, systems, processes, policies, personnel, relationships and materials we have built in preparation for the launch and commercialization of VOWST in the United States will be sufficient for us to achieve success at the levels we expect. Additionally, healthcare providers may not accept a new treatment paradigm for patients with recurrent CDI. We may also encounter challenges related to reimbursement of VOWST, even if we have positive early indications from payors, including potential limitations in the scope, breadth, availability, or amount of reimbursement covering VOWST. Similarly, healthcare organizations or patients may determine that the financial burdens of treatment are not acceptable. Our results may also be negatively impacted if we encounter deficiencies or inefficiencies in our infrastructure or processes. Any of these issues could impair our ability to successfully commercialize VOWST or to generate substantial collaboration profit or to meet our expectations with respect to the amount or timing of collaboration profit. Any issues or hurdles related to our commercialization efforts may materially adversely affect our business, results of operations, financial condition and prospects. There is no guarantee that we will be successful in our commercialization efforts with respect to VOWST, or that we will generate significant collaboration profit from VOWST or any product candidate or become profitable.

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

VOWST qualified, and we believe that any of our product candidates approved as a biological product under a BLA should also qualify for the 12-year period of reference product exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. It is possible that Congress or the FDA may take these or other measures to reduce or eliminate periods of exclusivity. The BPCIA is complex and continues to be interpreted and implemented by the FDA, and such FDA implementation could have a material adverse effect on the future commercial prospects for our product candidates.

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

Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell VOWST and our product candidates, if approved, and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. While no such litigation has been brought against us and we have not been held by any court to have infringed a third party’s intellectual property rights, we cannot guarantee that our technology, VOWST or our product candidates, or use of VOWST or our products do not infringe third-party patents.

We are aware of numerous patents and pending applications owned by third parties in the fields in which we are developing product candidates, both in the United States and elsewhere. However, we may have failed to identify relevant third-party patents or applications. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Moreover, it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to VOWST or our product candidates and technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology, VOWST, or our product candidates. In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of VOWST or our product candidates, or we may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, VOWST or our product candidates or the use of VOWST or our product candidates. We are aware of several pending patent applications containing one or more claims that could be construed to cover VOWST, some of our product candidates or technology, should those claims issue in their original form or in the form presently being pursued. In addition, we are aware of third-party patent families that include issued and allowed patents, including in the United States, including claims that, if valid and enforceable, could be construed to cover VOWST, some of our product candidates or their methods of use. On April 25, 2017, we filed a notice of opposition in the European Patent Office challenging the validity of a patent issued to The University of Tokyo and requesting that it be revoked in its entirety for the reasons set forth in our opposition. The oral proceedings were held at the European Patent Office on February 18, 2019 and the Opposition Division required The University of Tokyo to narrow the scope of the claims of the patent. The University of Tokyo appealed certain aspects of the Oppositions Division’s decision, as did we and other opponents. On November 18, 2022, The University of Tokyo requested termination of the appeal proceeding and revocation of its patent. On December 19, 2022, the Opposition Division officially terminated the appeal proceeding, and European Patent No. 2 575 835 B1 has been revoked in its entirety.

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

Our obligations under the Oaktree Credit Agreement and the other Loan Documents (as defined in the Oaktree Credit Agreement) will be guaranteed by any of our domestic subsidiaries that become Guarantors (as defined in the Oaktree Credit Agreement), subject to certain exceptions. Our and our Guarantors’ (collectively, the “Loan Parties”) respective obligations under the Oaktree Credit Agreement and the other Loan Documents are secured by first priority security interests in substantially all assets of the Loan Parties, including intellectual property, subject to certain customary thresholds and exceptions. As of March 31, 2024, there were no Guarantors.

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
As of March 31, 2024, we were in compliance with all financial covenants pursuant to the Oaktree Credit Agreement.

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

On May 1, 2024, we received a Notice of Default and Reservation of Rights (the “Notice”) from the Agent under the Oaktree Credit Agreement.

The Notice specified that in the Agent’s view, one or more events of default have occurred under the Oaktree Credit Agreement due to (a) our non-payment of a milestone payment to Bacthera under the Bacthera Agreement which the Agent characterized as “Indebtedness” that would not be permitted under the Oaktree Credit Agreement and (b) our failure to deliver written notice to the Agent regarding such non-payment.

Under the Bacthera Agreement, approximately $28.0 million would be due to Bacthera upon their substantial completion of our dedicated production suite. However, we have identified certain incomplete elements of the project required to satisfy the “Substantial Completion” criteria as set forth in the Bacthera Agreement. We believe that it is probable that these elements can be completed in 2024 and discussions with Bacthera are continuing to align on the steps necessary to complete those steps and the related timing of any milestone payment.

We have responded by letter to the Notice, advising the Agent that no default or event of default under the Oaktree Credit Agreement has occurred or is continuing, because the payment under the Bacthera Agreement is not due, and, as a result, no notice of non-payment was required. Moreover, even if the payment were due, we do not believe such payment would constitute Indebtedness (as defined in the Oaktree Credit Agreement).

Based on the above, we believe that we are not in default under the Oaktree Credit Agreement, and that the Agent does not have the right to accelerate the indebtedness or otherwise pursue remedies thereunder. If the Agent were to pursue any such actions, we intend to vigorously defend ourselves against them and to pursue any counterclaims available to us.

See also Risk Factors—Risks Related to our Dependence on Third Parties and Manufacturing—We rely on third parties for certain aspects of the manufacture of our product and product candidates, and we expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product and product candidates or that such quantities may not be available at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We may be unable to realize the expected benefits from our Restructuring Plan and our business might be adversely affected.

In November 2023, we announced, based on a challenging macro environment and financial backdrop, a Restructuring Plan to focus our business operations to prioritize the commercialization of VOWST and the completion of the SER-155 Phase 1b study, while significantly reducing costs and supporting longer-term business sustainability. Under the Restructuring Plan, we reduced our workforce by approximately 41% and significantly scaled back all non-partnered research and development activities other than the completion of the SER-155 Phase 1b study. The Restructuring Plan has been substantially implemented.

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
•
economic instability, outbreak of disease or epidemics, boycotts, curtailment of trade and other business restrictions;
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

In the ordinary course of our business, we collect and store sensitive data, including personally identifiable information, intellectual property and proprietary business information owned or controlled by ourselves or our employees, customers and other third parties. We manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based data centers. We utilize external security and infrastructure vendors to manage parts of our data centers, and as a result a number of third-party vendors may or could have access to our confidential information. These applications and data encompass a wide variety of business-critical information, including research and development information, customer information, commercial information and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate or unauthorized access, use, modification or disclosure, and the risk of our being unable to adequately monitor and audit and modify our controls over our confidential information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data or otherwise process it on our behalf. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take reasonable measures to protect sensitive data from unauthorized access, use or disclosure, our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to attack, damage and interruption from computer viruses and malware (e.g., ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization.

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

Risks Related to Our Common Stock

We have received a notice of delisting or failure to satisfy a continued listing rule from Nasdaq.

Nasdaq maintains several requirements for continued listing of our common stock, one of which is the maintenance of a minimum closing bid price of $1.00. On April 19, 2024, we received written notice from Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the $1.00 Bid Price Requirement for continued inclusion on The Nasdaq Global Select Market. The notice had no immediate effect on the listing of our common stock, which continues to trade on The Nasdaq Global Select Market under the symbol "MCRB". Pursuant to the Nasdaq listing rules, we were provided a period of 180 calendar days, or until October 16, 2024 to regain compliance with the Bid Price Requirement. If we do not regain compliance with this requirement by October 16, 2024, we may be eligible for an additional 180-calendar day compliance period by transferring the listing of our common stock to The Nasdaq Capital Market and satisfying certain requirements. To qualify for the additional grace period, we would be required to submit a transfer application for transfer between Nasdaq market tiers and pay an application fee. In addition, we would be required to meet the continued listing requirement for the market value of our publicly held shares and all other applicable initial listing standards for The Nasdaq Capital Market, with the exception of the Bid Price Requirement, and would need to provide written notice of our intention to cure the deficiency during the second grace period. If we fail to regain compliance during the compliance period (including a second compliance period provided by a transfer to The Nasdaq Capital Market, if applicable), then we expect that Nasdaq will notify us of its determination to delist our common stock, at which point we may appeal Nasdaq’s delisting determination to a Nasdaq hearing panel or pursue other available options to regain compliance

We intend to actively monitor the closing bid price of our common stock and will consider all available options to regain compliance with the Bid Price Requirement, which may include transferring the listing to The Nasdaq Capital Market and/or seeking stockholder approval to effect a reverse stock split. However, there can be no assurance that any such reverse stock split, if approved by the stockholders and implemented, would increase the market price of our common stock in proportion to the reverse split ratio or result in a sustained increase in the market price of our common stock. In addition, it is possible that the reduced number of issued shares of common stock resulting from such a reverse stock split could adversely affect the liquidity of our common stock. There can also be no assurance that we will regain compliance with the Bid Price Requirement during the 180-day compliance period, secure a second 180-day period to regain compliance, maintain compliance with the other Nasdaq listing requirements, or be successful in appealing any delisting determination.

If our common stock is delisted in the future, it is unlikely that we will be able to list our common stock on another national securities exchange and, as a result, we expect our securities would be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences, including limited availability of market quotations and analyst coverage for our common stock, and reduced liquidity for the trading of our securities. Delisting also could result in, among other things, a loss of investor confidence or interest in strategic transactions or opportunities, us being subject to regulation in each state in which we offer our securities, and difficulty in recruiting and retaining personnel through equity incentive awards.

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

We are a “smaller reporting company” as defined under the rules promulgated under the Exchange Act. We will remain a smaller reporting company until the fiscal year following the determination that both (i) the value of our voting and non-voting common shares held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter and (ii) our annual revenues are more than $100 million during the most recently completed fiscal year and the value of our voting and non voting common shares held by non-affiliates is $700 million or more as measured on the last business day of our second fiscal quarter. Smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, or supplemental financial information.

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

•
potential delisting of our common stock as described elsewhere herein;
•
our ability to execute and realize the benefits of strategic plans, such as the Restructuring Plan we announced in November 2023;
•
our requirement for additional funding by the fourth quarter of 2024;
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

Further declines in our stock price could, among other things, make it more difficult to raise capital on terms acceptable to us, or at all, and make it difficult for our investors to sell their shares of common stock. On April 19, 2024, we received written notice from Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the $1.00 Bid Price Requirement for continued inclusion on The Nasdaq Global Select Market; therefore, we are at risk of our stock being delisted from The Nasdaq Global Select Market. There are actions we can take to prevent such a delisting, such as becoming eligible for an additional 180-calendar day compliance period by transferring the listing of our common stock to The Nasdaq Capital Market and/or seeking stockholder approval to effect a reverse stock split, but there can be no assurance that we could successfully execute such actions and prevent a delisting or that our common stock would not continue to experience significant declines. In addition, companies that experience volatility in the market price of their securities often are the subject of securities class action litigation. See “We have received a notice of delisting or failure to satisfy a continued listing rule from Nasdaq.”

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

Additionally, we and/or other parties in our value chain are subject to, or are expected to be subject to additional climate and other ESG-related obligations arising from legislation and regulation in the United States, the European Union and other jurisdictions, including new reporting requirements, even as the availability and quality of the information that may be required to comply with such laws and regulations remains limited. We expect for our compliance costs with these laws, regulations, and reporting requirements to increase in the future, and any failure, or perceived failure, by us to adhere to such laws, regulations, and reporting requirements, or meet evolving and varied stakeholder expectations and standards, could harm our business, reputation, financial condition, and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

a)
Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

b)
Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

c)
Insider trading arrangements and policies.

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Seres Therapeutics, Inc., dated June 27, 2023	8-K	001-37465	3.1	6/28/23

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Seres Therapeutics, Inc., dated April 5, 2024	8-K	001-37465	3.1	4/8/24

3.4	Amended and Restated Bylaws	8-K	001-37465	3.1	1/2/24

10.1#	Employment Agreement, dated February 24, 2024, by and between the Registrant and Marella Thorell					*

10.2#	Non-Employee Director Compensation Program					*

10.3#	Separation Agreement and Release, dated March 15, 2024, by and between the Registrant and David Arkowitz					*

10.4#	Advisory Agreement, dated March 15, 2024, by and between the Registrant and David Arkowitz					*

10.5†	Supply Agreement, dated September 15, 2015, by and between the Registrant and GenIbet BioPharmaceuticals, SA, as amended					*

10.6	Form of Performance Option Agreement under the 2015 Incentive Award Plan					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

SERES THERAPEUTICS, INC.

Date: May 8, 2024	By:	/s/ Marella Thorell
Marella Thorell
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)