Form 10-Q
period 2024-06-30
Seres Therapeutics, Inc.
filed 2024-08-13
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 9, 2024, the registrant had 151,730,995 shares of common stock, $0.001 par value per share, outstanding.

Seres Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or the Quarterly Report, contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Quarterly Report, including without limitation statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, manufacturing activities and related timing, expected benefits of our restructuring initiative and cost saving measures, commercialization efforts and related timing, our ability to continue as a going concern, timing and likelihood of completing the pending Transaction (as defined herein), the completion of the production suite and milestone payments under the Bacthera Agreement, our rights and potential resolutions under the Oaktree Credit Agreement and our ability or intention to pursue any remedies thereunder, or the timing of any of the foregoing, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•
The completion of the Transaction (as defined herein) is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete, or unexpected delays in completing, the Transaction or any termination of the Purchase Agreement would have an adverse effect on the Company, its financial condition and results of operations.
•
The amount of the Transaction Consideration (as defined herein) we will receive in the Transaction is subject to various risks and uncertainties.

•
We may not be able to realize the anticipated benefits of the Transaction.
•
Following the Transaction, we will be a smaller, less diversified company.
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
•
Other than VOWST, we are early in our development efforts of our product candidates and may not be successful in our efforts to use our reverse translational platform to build a pipeline of product candidates and develop additional marketable drugs.
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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$71,232	$127,965
Collaboration receivable - related party	18,601	8,674
Inventories	52,997	29,647
Prepaid expenses and other current assets	6,435	9,124
Total current assets	149,265	175,410
Property and equipment, net	17,794	22,457
Operating lease assets	103,282	109,793
Restricted cash	9,873	8,185
Restricted investments	—	1,401
Other non-current assets (1)	41,517	41,354
Total assets	$321,731	$358,600
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$4,809	$3,641
Accrued expenses and other current liabilities (2)	86,356	80,611
Operating lease liabilities	9,195	6,677
Deferred income - related party	7,922	7,730
Total current liabilities	108,282	98,659
Long term portion of note payable, net of discount	102,494	101,544
Operating lease liabilities, net of current portion	100,936	105,715
Deferred revenue - related party	95,364	95,364
Warrant liabilities	—	546
Other long-term liabilities	1,729	1,628
Total liabilities	408,805	403,456
Commitments and contingencies (Note 15)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 360,000,000 shares authorized at June 30, 2024 and 240,000,000 shares authorized at December 31, 2023; 151,633,922 and 135,041,467 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	152	135
Additional paid-in capital	964,012	933,244
Accumulated other comprehensive loss	—	—
Accumulated deficit	(1,051,238)	(978,235)
Total stockholders’ deficit	(87,074)	(44,856)
Total liabilities and stockholders’ deficit	$321,731	$358,600

[1] Includes $38,877 as of June 30, 2024 and December 31, 2023, of milestones related to the construction of the Company's dedicated manufacturing suite at BacThera AG, or Bacthera. Such amounts will form part of the right-of-use asset upon lease commencement.

[2] Includes related party amounts of $43,075 and $28,053 at June 30, 2024 and December 31, 2023, respectively (see Note 17, Related Party Transactions).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (INCOME)

(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Collaboration revenue - related party	$—	$126,473	$—	$125,951
Total revenue	—	126,473	—	125,951
Operating expenses:
Research and development expenses	17,875	46,792	$39,577	90,761
General and administrative expenses	16,059	28,051	$31,525	50,521
Collaboration (profit) loss sharing - related party	(2,589)	2,106	$(171)	5,713
Total operating expenses	31,345	76,949	$70,931	146,995
(Loss) income from operations	(31,345)	49,524	$(70,931)	(21,044)
Other income (expense):
Interest income	1,230	1,726	$2,878	2,758
Interest expense	(3,447)	(3,187)	$(8,110)	(5,135)
Other income (expense)	692	(1,511)	$3,160	(1,201)
Total other expense, net	(1,525)	(2,972)	$(2,072)	(3,578)
Net (loss) income	$(32,870)	$46,552	$(73,003)	$(24,622)
Net (loss) income per share attributable to common stockholders, basic	$(0.22)	$0.36	$(0.49)	$(0.19)
Net (loss) income per share attributable to common stockholders, diluted	$(0.22)	$0.36	$(0.49)	$(0.19)
Weighted average common shares outstanding, basic	151,514,597	127,713,486	148,808,089	126,793,342
Weighted average common shares outstanding, diluted	151,514,597	129,844,931	148,808,089	126,793,342
Other comprehensive (loss) income:
Unrealized (loss) income on investments, net of tax of $0	—	(2)	—	10
Currency translation adjustment	—	(1)	—	1
Total other comprehensive (loss) income	—	(3)	—	11
Comprehensive loss (income)	$(32,870)	$46,549	$(73,003)	$(24,611)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(unaudited, in thousands, except share data)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Loss (Income)	Accumulated Deficit	Stockholders’ (Deficit) Equity
Balance at December 31, 2022	125,222,273	$125	$875,181	$(12)	$(864,511)	$10,783
Issuance of common stock upon exercise of stock options	56,523	—	188	—	—	188
Issuance of common stock upon vesting of RSUs, net of tax withholdings	259,023	—	—	—	—	—
Issuance of common stock under ESPP	267,615	1	1,228	—	—	1,229
Issuance of common stock from at the market equity offering, net of issuance costs of $225	787,170	1	4,238	—	—	4,239
Stock-based compensation expense	—	—	6,850	—	—	6,850
Other comprehensive income	—	—	—	14	—	14
Net loss	—	—	—	—	(71,174)	(71,174)
Balance at March 31, 2023	126,592,604	$127	$887,685	$2	$(935,685)	$(47,871)
Issuance of common stock upon exercise of stock options	49,069	—	168	—	—	168
Issuance of common stock upon vesting of RSUs, net of tax withholdings	177,629	—	—	—	—	—
Issuance of common stock from at the market equity offering, net of issuance costs of $304	1,218,377	1	7,490	—	—	7,491
Issuance of warrants (Note 9)	—	—	2,785	—	—	2,785
Stock-based compensation expense	—	—	13,492	—	—	13,492
Other comprehensive loss	—	—	—	(3)	—	(3)
Net income	—	—	—	—	46,552	46,552
Balance at June 30, 2023	128,037,679	$128	$911,620	$(1)	$(889,133)	$22,614

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Loss (Income)	Accumulated Deficit	Stockholders’ (Deficit)
Balance at December 31, 2023	135,041,467	$135	$933,244	$—	$(978,235)	$(44,856)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—
Issuance of common stock upon vesting of RSUs and PSUs, net of tax withholdings	609,962	1	(1)	—	—	—
Issuance of common stock under ESPP	423,975	—	353	—	—	353
Issuance of common stock from at the market equity offering, net of issuance costs of $548	15,366,630	15	18,394	—	—	18,409
Stock-based compensation expense	—	—	6,489	—	—	6,489
Other comprehensive income	—	—	—	—	—	—
Net loss	—	—	—	—	(40,133)	(40,133)
Balance at March 31, 2024	151,442,034	$151	$958,479	$—	$(1,018,368)	$(59,738)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—
Issuance of common stock upon vesting of RSUs, net of tax withholdings	191,888	1	(1)	—	—	—
Stock-based compensation expense	—	—	5,534	—	—	5,534
Other comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—	—	(32,870)	(32,870)
Balance at June 30, 2024	151,633,922	$152	$964,012	$-	$(1,051,238)	$(87,074)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(73,003)	$(24,622)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	12,023	20,342
Depreciation and amortization expense	2,979	2,927
Non-cash operating lease cost	4,780	4,247
Net (accretion) amortization of (discounts) premiums on investments	—	(236)
Amortization of debt issuance costs	950	337
Loss on extinguishment of debt	—	1,625
Loss on disposal of fixed assets	293	—
Impairment of long-lived assets	3,267	—
Change in fair value of warrant liabilities	(546)	(132)
Collaboration (profit) loss sharing - related party (3)	—	5,713
Changes in operating assets and liabilities:
Prepaid expenses and other current and other non-current assets	2,526	3,579
Collaboration receivable - related party	(9,927)	(7,559)
Inventories	(23,350)	(5,340)
Deferred income - related party	192	2,817
Deferred revenue - related party	—	(951)
Accounts payable	1,184	(3,092)
Operating lease liabilities	(2,261)	(577)
Accrued expenses and other current and long-term liabilities (4)	5,846	(9,678)
Net cash used in operating activities	(75,047)	(10,600)
Cash flows from investing activities:
Purchases of property and equipment	(161)	(5,301)
Purchases of investments	—	(4,426)
Sales and maturities of investments	—	22,983
Sales of restricted investments	1,401	—
Net cash provided by investing activities	1,240	13,256
Cash flows from financing activities:
Proceeds from at the market equity offering, net of issuance costs	18,409	11,730
Proceeds from exercise of stock options	—	356
Issuance of common stock under ESPP	353	1,229
Proceeds from issuance of debt, net of issuance costs	—	103,378
Repayment of notes payable	—	(52,860)
Net cash provided by financing activities	18,762	63,833
Net (decrease) increase in cash, cash equivalents, and restricted cash	(55,045)	66,489
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	1
Cash, cash equivalents and restricted cash at beginning of period	136,150	171,215
Cash, cash equivalents and restricted cash at end of period	$81,105	$237,705
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,160	$2,869
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$—	$943
Prepaid rent reclassified to right-of-use assets	$—	$2,336
Lease liability arising from obtaining right-of-use assets	$—	$1,210
Recognition of warrant liabilities	$—	$2,100
Warrants issued related to Term Loan and recorded as debt discount (Note 9)	$—	$2,785

[3] Includes non-cash collaboration profits and losses related to pre-launch activities; subsequent to the approval of VOWST in April 2023, collaboration (profit) loss sharing - related party is included within changes in operating assets and liabilities

[4]Includes related party amounts of $15,022 and $(3,398) at June 30, 2024 and 2023, respectively (see Note 17, Related Party Transactions).

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

Building upon VOWST, the Company is progressing the Phase 1b clinical trial of SER-155, a live biotherapeutic candidate consisting of a 16-strain consortium of cultivated bacteria designed to prevent gastrointestinal (“GI”)-derived infections and resulting bloodstream infections, as well as induce immune tolerance responses to reduce the incidence of graft-versus-host-disease (“GvHD”) in patients undergoing allogeneic hematopoietic stem cell transplantation (“allo-HSCT”). Study cohort 1, which included 13 participants, was designed to assess safety and drug pharmacology, including the gastrointestinal microbiome data from the first 100 days, which showed the successful engraftment of SER-155 bacterial strains in all nine subjects with evaluable microbiome samples, and a substantial reduction in the cumulative incidence of pathogen domination (a biomarker associated with the risk of serious GI infections and enteric-derived bloodstream infections, as well as GvHD) as compared to a reference cohort of patients. The tolerability profile observed was favorable, with no serious adverse events attributed to SER-155 administration. Enrollment in study cohort 2, which includes 45 participants, was completed in April 2024. Study cohort 2 incorporates a randomized, double-blinded placebo-controlled 1:1 design to further evaluate safety and engraftment as well as clinical outcomes, and data readout is anticipated in September 2024.

The Company has built and deploys a reverse translational platform and knowledge base for the discovery and development of live biotherapeutics, and maintains extensive proprietary know-how that may be used to support future research and development efforts. This platform incorporates high-resolution analysis of human clinical data to identify microbiome biomarkers associated with disease and non-disease states; preclinical screening using human cell-based assays and in vitro/ex vivo and in vivo disease models customized for live biotherapeutics; and microbiological capabilities and a strain library that spans broad biological and functional breadth to both identify specific microbes and microbial metabolites that are associated with disease and to design consortia of bacteria with specific pharmacological properties. In addition, the Company owns a valuable intellectual property estate related to the development and manufacture of live biotherapeutics.

On August 5, 2024, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Société des Produits Nestlé S.A. (“SPN”), a wholly-owned subsidiary of Nestlé S.A., pursuant to which the Company agreed, subject to the satisfaction or waiver of the conditions set forth therein, to sell the Company’s VOWST microbiome therapeutic business (the “VOWST Business”), including inventory and equipment, certain patents and patent applications, know-how, trade secrets, trademarks, domain names, marketing authorizations and related rights, documents, materials, business records and data and contracts that are used or held for use primarily in the development, commercialization and manufacturing of the microbiome product sold under the brand name VOWST, formerly known as SER-109 (the “Product”), as provided for in accordance with the terms of the Purchase Agreement to SPN and its designated affiliates (collectively, “Nestlé Health Science”), and Nestlé Health Science will assume certain liabilities from the Company (the "Transaction"). As consideration for the Transaction, SPN has agreed to pay the Company the following consideration (the “Transaction Consideration”):

(i)
a cash payment, payable upon completion of the Transaction (“Closing”), of $100,000, less approximately $17,900 owed by the Company to an affiliate of SPN as of March 31, 2024 under the existing license agreement between the Company and the SPN affiliate, less approximately CHF2,000 in satisfaction of fees due under the Bacthera Manufacturing Agreement (defined below);
(ii)
cash installment payments of $50,000 on January 15, 2025 and $25,000 on July 1, 2025 (the “Installment Payments”), conditioned on the Company’s material compliance with obligations under the Transition Services Agreement (as described below) to be entered into at Closing between the Company and SPN;
(iii)
prepayment of the $60,000 milestone payment tied to the achievement of worldwide annual net sales of the Product of $150,000 (the “First Sales Milestone”), payable in cash at Closing (the “Prepaid Milestone”), which Prepaid Milestone will accrue interest at a fixed rate of 10% per annum until the First Sales Milestone is achieved and 5% per annum thereafter until the earlier of (x) the date on which the Prepaid Milestone, plus accrued interest thereon, has been repaid in full by set-off and (y) the last day of the Milestone Period (as defined below); and
(iv)
future milestone payments of (x) $125,000 tied to the achievement of worldwide annual net sales of the Product of $400,000 and (y) $150,000 tied to the achievement of worldwide annual net sales of the Product of $750,000, during the period from Closing until December 31 of the calendar year in which the tenth anniversary of Closing occurs (the “Milestone Period”) (together, the “Future Milestone Payments” and, together with the Prepaid Milestone, the “Milestone Payments”).

As they are earned, the Milestone Payments will be satisfied as follows: (i) first, by set-off against all accrued interest on the Prepaid Milestone until the amount of such accrued interest has been paid in full, (ii) second, by set-off against the outstanding balance of the Prepaid Milestone until the Prepaid Milestone has been repaid in full and (iii) thereafter, in cash. If any amount of the Prepaid Milestone (and any accrued interest thereon) remains outstanding as of following the last day of the Milestone Period (defined below), the balance thereof (together with any interest accrued thereon) will be forgiven and the right of set-off of SPN with respect thereto will be deemed forfeited. The Installment Payment due on July 1, 2025 will be reduced by an amount related to certain employment obligations assumed by SPN through the period prior to the Closing Date.

The Company and SPN will share 50/50 in the net profit or net loss achieved during the period from the date of Closing until December 31, 2025 (the “Profit Sharing Period”), with the net profit or net loss calculated as (i) the net sales of VOWST in the United States and Canada, plus (ii) other income received in connection with the grant of a license or sublicense with respect to VOWST in the United States and Canada as described in the Purchase Agreement, minus (iii) allowable expenses directly attributable or reasonably allocable to certain development activities, commercialization activities, medical affairs activities, manufacturing activities or other relevant activities, as described in the Purchase Agreement. During the Profit Sharing Period, the Company will reimburse SPN for (i) certain payments under the exclusive license agreement between the Company and Memorial Sloan Kettering Cancer Center, (ii) certain costs incurred in connection with an ongoing post-marketing safety study of VOWST and (iii) 80.1% of all rent and other costs due to the landlord under the lease for the Company’s Waltham facility.

The Closing is subject to the approval of the transaction by the Company’s stockholders and other customary conditions. At Closing, in exchange for a payment to be made by SPN to Bacthera AG, the Long Term Manufacturing Agreement, dated November 8, 2021 between the Company and Bacthera AG (the “Bacthera Manufacturing Agreement”) will be terminated and each of Bacthera and Seres will release one another from any and losses, liabilities or other obligations arising thereunder with respect to the period ending as of the date of the Closing, including without limitation any milestone payments required to be paid to Bacthera thereunder.

As a condition to Closing, the Company and SPN will enter into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which SPN will agree to purchase 14,285,715 shares (the “Shares”) of common stock at Closing, at a purchase price per share of $1.05, for an aggregate purchase price of $15,000. Under the terms of the Securities Purchase Agreement, SPN will agree not to sell or transfer the Shares for a period of six months after Closing, subject to certain customary exceptions. The Company will agree to register the resale of the Shares by SPN within 90 days of Closing. In addition, under the terms of the Securities Purchase Agreement, for as long as SPN, together with its affiliates, beneficially owns at least 10% of the Company’s outstanding shares of common stock, the Company will agree to take such action within its control to include one individual designated by SPN in the slate of nominees recommended by the Company’s board of directors (or the applicable committee of the board of directors) to the Company’s stockholders for election to the board of directors at the applicable stockholder meeting. The Securities Purchase Agreement will contain customary representations and warranties and closing conditions.

As a condition to Closing, the parties intend to enter into a Transition Services Agreement (the “TSA”), which will provide for services to be performed by the Company in order to facilitate a transition of the business associated with the VOWST Business to SPN and its affiliates. The scope of the transition services is expected to include the provision of certain manufacturing services and certain administrative functions related to the VOWST Business and operations, including the maintenance of certain manufacturing services and the related facility in which such services are currently conducted. The Company will provide the manufacturing services until December 31, 2025 and other services, until the later of the period specified in the schedule to the TSA for each service or June 30, 2026. SPN will agree to pay the Company for certain fixed costs, including a monthly fixed fee for preserved raw material suspension manufacturing, and will reimburse the Company for the costs of any transition services performed by the Company under the TSA. The know-how and other intellectual property generated in connection with the performance of the TSA will be owned by SPN with the Company having a non-exclusive license to such know-how and other intellectual property under the Cross-License Agreement. During the term of the TSA, upon SPN request, the Company will transfer the manufacturing services to a third party service provider designated by SPN. In the event of a material failure by the Company to maintain the manufacturing facility under the TSA, SPN will have step-in rights to negotiate to enter into a direct lease with the landlord of the manufacturing facility with respect to the portion of such facility used in connection with the VOWST Business or to cause such services to be performed, with any reasonable out-of-pocket costs and expenses incurred in connection therewith reimbursed by the Company.

As a condition to Closing, the Company intends to enter into a cross-license agreement with SPN under which the Company will grant to SPN a perpetual, worldwide, non-exclusive, fully paid-up license under certain Company patents that have been issued or will issue in the future and current know-how controlled by the Company that is not transferred to SPN pursuant to the Purchase Agreement. In the field of the treatment of CDI and recurrent CDI and associated complications (collectively the “CDI Field”) the license to SPN under such Company patents and know-how would be exclusive to SPN for five years after Closing and co-exclusive between SPN and the Company following that five year period. The license from the Company to SPN is to issued Company patents that currently or in the future cover the Product or improvements thereof, and know-how that is used or reasonably useful in connection with the exploitation of the VOWST Business. The Company will also grant SPN an exclusive, perpetual, worldwide, fully paid-up license under issued Company patents that currently or in the future cover the Product and improvements thereof and know-how that is used or reasonably useful in connection with the exploitation of the Product to exploit SER-262 in the CDI Field. The license to SPN would be exclusive to SPN for five years after Closing and co-exclusive between SPN and us following that five year period. SPN will grant to the Company a perpetual, worldwide, non-exclusive license under the patents and know-how that are transferred to SPN pursuant to the Purchase Agreement or developed under the TSA, for the Company’s products for use outside of the CDI Field, and after five years from Closing for Company products containing designed, cultivated, bacterial consortia not manufactured using human stool (excluding SER-262) in the CDI Field. From and after Closing, certain license agreements between the Company, SPN, and/or their respective affiliates will terminate and be of no further force or effect, except as contemplated by the Purchase Agreement.

Concurrently with the execution of the Purchase Agreement, the Company’s directors and executive officers and certain stockholders affiliated with Flagship Pioneering, Inc. entered into support agreements with the Company and SPN (the “Support Agreements”), pursuant to which, among other things and subject to the terms and conditions therein, such parties agreed, solely in their capacities as holders of shares of common stock (collectively, the “Subject Shares”), to vote all Subject Shares beneficially owned by such parties at every meeting of the stockholders of the Company (including the special meeting to consider the transactions contemplated by the Purchase Agreement) (i) in favor of adopting and approving the Purchase Agreement and the transactions contemplated by the Purchase Agreement, (ii) against any proposal that would otherwise be reasonably be expected to adversely affect the transactions contemplated by the Purchase Agreement, (iii) against any Acquisition Proposal (as defined therein), and (iv) in favor of approving any proposal to adjourn or postpone the special meeting of stockholders to a later date, if there are not sufficient votes for the adoption of the Purchase Agreement on the date on which such meeting is held. In addition, each stockholder party to a Support Agreement provided an irrevocable proxy to SPN to vote such party’s Subject Shares in favor of adopting and approving the Purchase Agreement and the transactions contemplated by the Purchase Agreement.

As a condition to Closing, the parties intend to enter into assignment and assumption of lease agreements (the “Assignment and Assumption Agreements”). Under the Assignment and Assumption Agreements, the Company will assign to SPN or its designated affiliates the Company’s rights in, to and under certain real property leases, and SPN or its designated affiliates will assume the liabilities related thereto.

As a condition to Closing, the parties intend to enter into an employee support agreement (the “Employee Support Agreement”). Under the Employee Support Agreement, among other things and subject to the terms and conditions therein, certain employees of the Company related to the VOWST Business who accept employment with SPN or one of its designated affiliates will provide the services they provided to the Company prior to the Transaction to SPN, as well as other services as SPN may reasonably request, from Closing until the day prior to the beginning of SPN’s or its designated affiliate’s next pay period following the Closing. SPN will reimburse the Company’s out of pocket costs in connection with such employees’ services, including certain compensation and benefits paid or provided to such employees pursuant to the terms of the Employee Support Agreement.

The Company is obligated to use the proceeds from the completion of the Transaction to fully retire its senior secured debt facility with Oaktree Capital Management. The Company intends to use the remaining proceeds to support the further advancement of SER-155 and the Company’s other wholly-owned cultivated live biotherapeutic candidates for medically vulnerable patient populations with potential to address large commercial opportunities.

The Company expects to incur certain significant costs relating to the Transaction, such as legal, accounting, financial advisory, printing and other professional services fees, as well as other customary payments. Through June 30, 2024, these costs amounted to approximately $2,398. In the event that the Purchase Agreement is terminated, the Company may be required under the Purchase Agreement under certain circumstances to reimburse SPN's expenses in the amount of $4,700.

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

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2024, the Company had an accumulated deficit of $1,051,238 and cash and cash equivalents of $71,232.

The Company’s primary focus has been supporting commercialization, including the manufacture of VOWST, and the completion of the SER-155 Phase 1b study Cohort 2, which requires capital and resources. Other than VOWST, the Company’s product candidates are in development, and will require significant additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to potential commercialization. There can be no assurance that the Company’s research and development will be successfully completed, that adequate protection for the Company’s intellectual property will be obtained, or maintained, that any product candidate developed will obtain necessary government regulatory approval, or that any approved product will be commercially viable. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will generate significant revenue from product sales.

Primarily as a result of the costs associated with commercializing VOWST and continuing the research and development efforts for other product candidates and preclinical programs, the Company incurred a net loss of $73,003 and had net operating cash outflows of $75,047 for the six months ended June 30, 2024. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. Based on the Company’s currently available cash resources, current and forecasted level of operations, and forecasted cash flows for the 12-month period subsequent to the date of issuance of these condensed consolidated financial statements, the Company will require additional funding to support its ongoing operations and meet its obligations as they come due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements through receipt of the upfront payments due upon closing of the Transaction and subsequent payments that are contingent upon compliance with the TSA, as well as other potential financing transactions, including selling shares under the Company’s at the market equity offering. The Transaction is subject to stockholder approval, which has not been received as of the date of this Quarterly Report on Form 10-Q. Additionally, there can be no assurance that the Company will be able to raise additional capital to fund operations with terms acceptable to the Company, or at all. Because certain elements of management’s plans to mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern are outside of the Company’s control, including obtaining stockholder approval for and satisfying other closing conditions to the Transaction and the ability to raise capital through an equity or other financing, those elements cannot be considered probable according to Accounting Standards Codification (“ASC”) 205-40, Going Concern (“ASC 205-40”), and therefore cannot be considered in the evaluation of mitigating factors. As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date these condensed consolidated financial statements are issued.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 5, 2024 (the “Annual Report”).

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The condensed consolidated balance sheet at December 31, 2023 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2024.

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

Restricted Cash

The Company held restricted cash of $9,873 as of June 30, 2024 and $8,185 as of December 31, 2023, which represents cash held for the benefit of the landlords for certain of the Company’s leases. The Company has classified the restricted cash as long-term on its condensed consolidated balance sheets as the terms of the underlying leases are greater than one year.

Cash, cash equivalents and restricted cash were comprised of the following (in thousands):

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$71,232	$127,965
Restricted cash, non-current	9,873	8,185
Total cash, cash equivalents and restricted cash	$81,105	$136,150

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses and other segment items on an interim and annual basis, and provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative threshold to determine its reportable segments. The new disclosure requirements are also applicable to entities that account and report as a single operating segment entity. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact related to the adoption of ASU 2023-07 on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which requires public entities to disclose specific categories in the effective tax rate reconciliation as well as expanded disclosures on income taxes paid by jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact related to the adoption of ASU 2023-09 on its financial statement disclosures.

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

As of June 30, 2024 and December 31, 2023, the Company held a restricted investment of $0 and $1,401, respectively, which represents a certificate of deposit that is classified as Level 2 in the fair value hierarchy.

Level 3 financial liabilities consist of the warrant liabilities for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded through other income (expense). The Company uses a Monte-Carlo simulation model which includes the Black-Scholes option pricing model to value the Level 3 warrant liabilities at inception and on each subsequent reporting date. This model incorporates transaction details such as the Company’s stock price, contractual terms of the underlying warrants, maturity, risk free rates, volatility, as well as the term to achievement of estimated sales targets. The unobservable inputs for all of the Level 3 warrant liabilities are volatility and the term to achievement of estimated sales targets. The Company utilizes its historical and implied volatility, using its closing common stock prices and market data, to reflect future volatility over the expected term of the warrants. The Company estimates the time to achievement of sales targets of VOWST using information and forecasts generated by the Company in consideration of the terms of the 2021 License Agreement. As of June 30, 2024, given the anticipated Transaction and expected repayment of the Oaktree Term Loan, the probability of drawing the Tranche B and C Loans that would trigger the issuance of these warrants was deemed to be remote. As a result, the fair value of the warrant liabilities at June 30, 2024 was deemed to be $0.

As of December 31, 2023, the Level 3 inputs to the warrant liabilities are as follows:

December 31, 2023
Volatility	101.0%
Term (in years)	1.3

A reconciliation of the beginning and ending balances for the six months ended June 30, 2024 for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities

Balance as of December 31, 2023	$546
Issuance of warrants	—
Adjustment to fair value	(546)
Balance as of June 30, 2024	$—

There were no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2023. There were no transfers between Level 1, Level 2, or Level 3 during the three and six months ended June 30, 2024 and 2023.

4. Investments

As of June 30, 2024 and December 31, 2023, the Company held restricted investments of $0 and $1,401, respectively, the cost of which approximates current fair value. The Company did not hold any other investments as of June 30, 2024 and December 31, 2023.

Investments with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the table above. Investments with maturities of less than 12 months are considered current assets and those investments with maturities greater than 12 months are considered non-current assets.

5. Inventories

Capitalized inventories consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$4,934	$4,426
Work in process	48,063	25,221
Finished goods	—	—
Total	$52,997	$29,647

Prior to the FDA’s approval for VOWST on April 26, 2023, all costs for the manufacture of product supplies to support clinical development and commercial launch, including pre-launch inventory, were expensed as incurred or otherwise accounted for pursuant to the 2021 License Agreement. Pre-launch inventory manufactured prior to the FDA approval of VOWST, which was not capitalized into inventory but instead was expensed as research and development in previous periods, will be used in commercial production until it is depleted. Pre-launch inventory expensed as research and development totaled $0, $0, $11,181 and $26,794 for the three and six months ended June 30, 2024 and 2023, respectively.

Inventory amounts written down as a result of excess, obsolescence, or unmarketability and determined not to be recoverable pursuant to the 2021 License Agreement are expensed in the period in which they are identified. There were no such write-downs during the three and six months ended June 30, 2024.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Laboratory equipment	$29,003	$29,081
Computer equipment	4,142	4,142
Furniture and office equipment	5,187	5,430
Leasehold improvements	32,039	33,549
Construction in progress	1,239	1,393
	71,610	73,595
Less: Accumulated depreciation and amortization	(53,816)	(51,138)
	$17,794	$22,457

Depreciation and amortization expense was $1,420, $2,979, $1,527 and $2,927 for the three and six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024 and 2023, the Company disposed of certain assets with a cost basis of $594 and $9, respectively. In addition, during the six months ended June 30, 2024, the Company recorded an impairment loss of $1,536 related to leasehold improvements at one of the Company’s locations for which impairment indicators were determined to exist as of June 30, 2024. See Note 8, Leases, for further details.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Clinical and development costs	$1,132	$1,404
Manufacturing and quality costs	30,448	31,917
Payroll and payroll-related costs	7,437	16,465
Collaboration payable - related party (Note 17)	43,075	28,053
Facility and other	4,264	2,772
	$86,356	$80,611

As of June 30, 2024 and December 31, 2023, the Company accrued a total of $28,138 and $30,049, respectively, payable to Bacthera upon the substantial completion of a dedicated production suite for long-term supply of VOWST. This amount is included in the Manufacturing and quality costs category above. This liability is expected to be settled by SPN concurrent with the Closing of the Transaction, as the manufacturing agreement between the Company and Bacthera is being assigned and terminated as part of the Transaction. Pursuant to the termination of the Bacthera manufacturing agreement, SPN will pay a termination payment to Bacthera in full and final settlement of all outstanding liabilities owed to Bacthera.

Additionally, included within payroll and payroll-related costs as of June 30, 2024 and December 31, 2023 is $359 and $5,080, respectively, of accrued severance related to the Company’s restructuring plan. See Note 12, Restructuring, for further details.

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

During the three months ended March 31, 2024, the Company identified an indicator of impairment of its donor collection facility in Cambridge, Massachusetts, as the facility is no longer being used by the Company as a result of operational efficiencies implemented related to the production process and is being marketed for sublease. The Company determined that this represents a significant adverse change in the extent in which the long-lived asset was being used. The Company determined that the location contains multiple asset groups for the purpose of the long-lived asset impairment assessment. The Company concluded that the carrying value of each asset group was not recoverable as it exceeded the future net undiscounted cash flows that are expected to be generated from the assets within the asset group. In the first quarter of 2024, the Company recognized an impairment loss of $3,267, consisting of $1,731 on the operating lease right-of-use asset and $1,536 on the leasehold improvements. $2,727 of the total impairment loss is included in research and development expenses and the remaining $540 is included in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the presentation in the Company’s condensed consolidated balance sheets of its operating leases (in thousands):

	June 30, 2024	December 31, 2023
Assets:
Operating lease assets	$103,282	$109,793

Liabilities:
Operating lease liabilities	$9,195	$6,677
Operating lease liabilities, net of current portion	100,936	105,715
Total operating lease liabilities	$110,131	$112,392

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs	$5,705	$5,543	$11,476	$10,953
Short-term lease costs	371	372	745	740
Variable lease costs	1,961	2,180	3,928	3,943
Sublease income	(695)	—	(1,071)	—
Total lease costs	$7,342	$8,095	$15,078	$15,636

During the three and six months ended June 30, 2024 and 2023, the Company made cash payments for operating leases of $5,361, $8,957, $3,875, and $7,289, respectively.

As of June 30, 2024, future payments of operating lease liabilities are as follows (in thousands):

As of June 30, 2024
2024 (remaining 6 months)	$10,912
2025	22,062
2026	22,674
2027	23,347
2028	23,580
2029 and thereafter	65,819
Total future minimum lease payments	$168,394
Less: interest	(58,263)
Present value of operating lease liabilities	$110,131

As of June 30, 2024, the weighted average remaining lease term was 7.46 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 13%. As of June 30, 2023, the weighted average remaining lease term was 8.47 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 13%.

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

Of the $110,000 Tranche A Loan advanced by the Lenders at closing, approximately $53,380 repaid the Company’s then existing credit facility with Hercules. After deducting other transaction expenses and fees, the Company received net proceeds of approximately $50,446. The Company accounted for the repayment of the Hercules credit facility as an extinguishment in accordance with the guidance in ASC 470-50, and recognized a loss on extinguishment of $1,625 in other income (expense) in the accompanying condensed consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

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

The Company’s obligations under the Oaktree Credit Agreement and the other Loan Documents (as defined in the Oaktree Credit Agreement) will be guaranteed by any domestic subsidiaries of the Company that become Guarantors (as defined in the Oaktree Credit Agreement), subject to certain exceptions. The Company’s and the Guarantors’ (collectively, the “Loan Parties”) respective obligations under the Oaktree Credit Agreement and the other Loan Documents are secured by first priority security interests in substantially all assets of the Loan Parties, including intellectual property, subject to certain customary thresholds and exceptions. As of June 30, 2024, there were no Guarantors.

The Oaktree Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including a financial covenant requiring the Company to maintain certain levels of cash and cash equivalents in accounts subject to a control agreement in favor of the Agent of at least $30,000 at all times commencing from 30 days after the Closing Date and decreasing to $25,000 of cash and cash equivalents in such controlled accounts after the Company borrows any Tranche B Loan. As of June 30, 2024, the Company was in compliance with all financial covenants pursuant to the Oaktree Credit Agreement.

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

The Additional Warrants are considered outstanding instruments at the Closing Date of the Oaktree Credit Agreement and in accordance with ASC 815, are initially recognized at their respective fair values as derivative liabilities given the variable settlement amount of their respective aggregate exercise prices. The Company adjusts the carrying values of the Additional Warrants to their respective fair values at each reporting period, until such time that the Additional Warrants are issued and their respective exercise prices become fixed, and the value of the Additional Warrants is reclassified to additional paid-in capital. The Company uses a simulation model to determine the fair value of the Additional Warrants, as described in Note 3, Fair Value Measurements. As of June 30, 2024, given the anticipated Transaction and expected repayment of the Oaktree Term Loan, the probability of drawing the Tranche B and C Loans that would trigger the issuance of these warrants was deemed to be remote. As a result, the fair value of Tranche B and C Warrants at June 30, 2024 was deemed to be $0. The fair value of the Tranche B Warrant and Tranche C Warrant derivative liabilities was $276 and $270 as of December 31, 2023, respectively.

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

The effective interest rate in effect as of June 30, 2024 was 15.9%. As of June 30, 2024 and December 31, 2023, the carrying value of the Term Loan was $102,494 and $101,544, which is classified as a long-term liability on the condensed consolidated balance sheets. The future principal payments due under the Oaktree Credit Agreement, excluding interest and the end of term charge, are as follows:

Year Ending December 31,	Principal
2024 (remaining 6 months)	$—
2025	—
2026	24,750
2027	33,000
2028	33,000
Thereafter	19,250
Total	$110,000

During the three and six months ended June 30, 2024 and 2023, the Company recognized $4,064, $8,110, $2,518, and $2,518, respectively, of interest expense related to the Term Loan, which is reflected in interest expense on the condensed consolidated statements of operations and comprehensive loss. During the three and six months ended June 30, 2023, the Company recognized $520 and $2,468, respectively, of interest expense related to the Loan and Security Agreement with Hercules.

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

Based on the above, the Company believes that it is not in default under the Oaktree Credit Agreement, and that the Agent does not have the right to accelerate the indebtedness or otherwise pursue remedies thereunder. As a result, the Company continues to classify the carrying value of the Term Loan as non-current on its condensed consolidated balance sheet as of June 30, 2024. If the Agent were to pursue any such actions, the Company intends to vigorously defend itself against them and to pursue any counterclaims available to it. The Company is attempting to resolve this matter with the Agent consensually. The Bacthera Agreement is being assigned and terminated as part of the Transaction. Pursuant to the termination of the Bacthera Agreement, SPN will pay a termination payment to Bacthera in full and final settlement of all outstanding liabilities owed to Bacthera.

The outstanding indebtedness under the Oaktree Credit Agreement, including accrued and unpaid interest, prepayment fees, and exit fees, will be repaid concurrent with the closing of the Transaction with Nestlé, as the Company is obligated to use the proceeds from the completion of the Transaction to fully retire its senior secured debt facility with Oaktree.

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

On May 21, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $150,000, from time to time, through an “at the market” equity offering program under which Cowen acts as sales agent. During the three and six months ended June 30, 2024, the Company sold 0 and 15,366,630 shares, respectively, of common stock under the Sales Agreement, at an average price of $0 and approximately $1.23 per share, respectively, raising aggregate net proceeds of approximately $0 and $18,409, after deducting an aggregate commission of approximately 3% and other issuance costs. During the three and six months ended June 30, 2023, the Company sold 1,218,377 and 2,005,547 shares, respectively, of common stock under the Sales Agreement, at an average price of approximately $6.40 and $6.11 per share, respectively, raising aggregate net proceeds of approximately $7,491 and $11,730, respectively, after deducting an aggregate commission of approximately 3% and other issuance costs.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2023	14,844,112	$9.64	5.71	$—
Granted	7,173,731	$1.05
Exercised	—	$—
Forfeited	(2,710,547)	$8.56
Outstanding as of June 30, 2024	19,307,296	$6.60	7.39	$—
Vested or expected to vest as of June 30, 2024	19,307,296	$6.60	7.39	$—
Options exercisable as of June 30, 2024	9,715,178	$10.07	5.62	$—

The weighted average grant date fair value of stock options granted during the three and six months ended June 30, 2024 and 2023 was $0.65, $0.93, $4.54 and $4.56 per share, respectively.

During the year ended December 31, 2021, the Company granted performance-based stock options to employees for the purchase of an aggregate of approximately 562,000 shares of common stock with a grant date fair value of $5.53 per share. These stock options are exercisable only upon achievement of specified performance targets. In April 2023, the performance target associated with 50% of the performance-based stock options was achieved. Accordingly, the Company recorded $(37), $8, $2,373 and $2,373 of compensation expense during the three and six months ended June 30, 2024 and 2023, respectively, with respect to these performance-based stock options, which represents a cumulative catch-up from the grant date through the achievement of the performance targets, and vesting of the remaining 50% of the options beginning in April 2023. The remaining compensation expense associated with these performance-based stock options was recognized as of April 2024, for all such options for which ongoing performance targets were achieved and service requirements were met.

During the three months ended March 31, 2024, the Company granted stock options to certain executives for the purchase of an aggregate of 2,550,010 shares of common stock. These awards will vest only to the extent that the 30-day trailing simple average public market closing price of the Company's common stock reaches certain price thresholds. These awards have an exercise price of $1.10 and vest and become exercisable when the market conditions are satisfied or, if later, on the first anniversary of the grant date. These awards expire 10 years from the date of grant. The fair value of these market-based stock options was estimated using a Monte Carlo valuation method. During the three and six months ended June 30, 2024, the Company recognized $284 and $426 of compensation expense related to these awards, respectively.

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

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2023	3,377,804	$4.26
Granted	1,288,127	$1.09
Vested	(521,869)	$5.73
Forfeited	(336,619)	$3.24
Unvested restricted stock units as of June 30, 2024	3,807,443	$3.07

During the three and six months ended June 30, 2024 and 2023, the Company granted 5,186, 1,288,127, 28,700 and 1,720,795 RSUs, respectively. During the three and six months ended June 30, 2024 and 2023, the Company granted 0, 0, 0 and 1,322,715 PSUs, respectively. RSUs generally vest over four years, with 25% vesting after one year, and the remaining 75% vesting quarterly over the next 3 years, subject to continued service to the Company through the applicable vesting date. PSUs vest according to the performance requirements of the awards, generally when the Company has determined that the specified performance targets have been achieved.

In November 2023, as part of the corporate restructuring described in Note 12, Restructuring, the Company issued retention awards to employees of the Company in the form of RSUs which vest in two tranches on August 15, 2024, and May 15, 2025, subject to remaining actively employed with the Company through such date. The compensation expense associated with these awards will be recognized ratably over the vesting period. For the three and six months ended June 30, 2024, the Company recognized $173 and $358, respectively, in compensation expense with respect to the retention awards.

During the three months ended March 31, 2023, the Company granted PSUs to employees for the purchase of an aggregate of 1,322,715 shares of common stock with a grant date fair value of $5.50. These PSUs begin to vest ratably only upon achievement of specified performance targets, which were achieved in April 2023. Accordingly, the Company recorded $267, $527, $2,768 and $2,768 in compensation expense during the three and six months ended June 30, 2024 and 2023, respectively, with respect to these PSUs. The remaining $398 in compensation expense associated with these PSUs will be recognized ratably through October 2024.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expenses	$2,835	$7,851	$6,445	$11,582
General and administrative expenses	2,699	5,641	5,578	8,760
	$5,534	$13,492	$12,023	$20,342

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic Earnings Per Share:
Numerator:
Net (loss) income	$(32,870)	$46,552	$(73,003)	$(24,622)
(Loss) income attributable to common stockholders - basic	$(32,870)	$46,552	$(73,003)	$(24,622)

Denominator:
Weighted-average shares outstanding	151,514,597	127,713,486	148,808,089	126,793,342
Net (loss) income per share applicable to common stockholders - basic	$(0.22)	$0.36	$(0.49)	$(0.19)

Diluted Earnings Per Share:
Numerator:
Net (loss) income	$(32,870)	$46,552	$(73,003)	$(24,622)
(Loss) income attributable to common stockholders - diluted	$(32,870)	$46,552	$(73,003)	$(24,622)

Denominator:
Weighted-average shares outstanding	151,514,597	127,713,486	148,808,089	126,793,342

Dilutive impact from:
Stock options to purchase common stock	—	1,597,058	—	—
Unvested restricted stock units	—	519,338	—	—
Shares issuable under employee stock purchase plan	—	15,049	—	—
Weighted-average shares outstanding - diluted	151,514,597	129,844,931	148,808,089	126,793,342
Net (loss) income per share applicable to common stockholders - diluted	$(0.22)	$0.36	$(0.49)	$(0.19)

Anti-dilutive potential common stock equivalents excluded from the calculation of net (loss) income per share:
Stock options to purchase common stock	19,307,296	11,946,170	19,307,296	16,755,599
Unvested restricted stock units	3,807,443	879,557	3,807,443	3,938,868
Shares issuable under employee stock purchase plan	306,240	—	193,503	193,454
Warrants to purchase common stock	1,177,433	1,177,433	1,177,433	1,177,433

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

The Company’s potential dilutive securities, which include stock options, unvested restricted common stock and shares issuable under the 2015 Employee Stock Purchase Plan, have been excluded from the computation of diluted net loss per share for the three months ended June 30, 2024, and the six months ended June 30, 2024 and 2023 as the effect would be to reduce the net loss per share and therefore be anti-dilutive. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for those periods. Additionally, for the three and six months ended June 30, 2024 and 2023, the warrants to purchase common stock were excluded because the exercise price of the Tranche A Warrants is greater than the average fair value of the Company's common shares, and the necessary conditions for exercise of the Tranche B and Tranche C Warrants had not been met.

12. Restructuring

On November 2, 2023, the Company announced a restructuring plan to prioritize the commercialization of VOWST and the completion of the SER-155 Phase 1b study, while significantly reducing costs and supporting longer-term business sustainability. The restructuring plan included (i) a reduction of the Company’s workforce by approximately 41% across the organization, resulting in the elimination of approximately 160 positions; (ii) significantly scaling back all non-partnered research and development activities other than the completion of the SER-155 Phase 1b study; and (iii) reducing general and administrative expenses, including consolidating office space.

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

The unpaid restructuring charges are included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets. The following table presents changes in the restructuring liability for the six months ended June 30, 2024 (in thousands):

As of June 30, 2024
Restructuring expenses	$5,606
Less: stock-based compensation	(261)
Cash payments made through June 30, 2024	(4,986)
Remaining liability included in accrued expenses and other current liabilities	$359

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

13. Revenue from Contracts with Customers

License Agreement with NHSc Rx License GmbH (Nestlé)

Summary of Agreement

In July 2021, the Company entered into the 2021 License Agreement with NHSc Pharma Partners, succeeded by NHSc Rx License GmbH (together with SPN, their affiliates, and their subsidiaries, “Nestlé”) (the "2021 License Agreement"). Under the terms of the 2021 License Agreement, the Company granted Nestlé a co-exclusive, sublicensable (under certain circumstances) license to develop, commercialize and conduct medical affairs activities for (i) therapeutic products based on the Company’s microbiome technology (including VOWST, previously the Company’s SER-109 product candidate) that are developed by the Company or on the Company’s behalf for the treatment of CDI and recurrent CDI, as well as any other indications pursued for the products upon mutual agreement of the parties (the “2021 Field”) in the United States and Canada (the “2021 Licensed Territory”), and (ii) VOWST and any improvements and modifications thereto developed pursuant to the terms of the 2021 License Agreement (the “2021 Collaboration Products”) for any indications in the 2021 Licensed Territory. The Company was responsible for completing development of the first 2021 Collaboration Product, which is VOWST, in the 2021 Field in the United States until first regulatory approval, which was obtained on April 26, 2023.

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

The Topic 606 transaction price of $139,500 was allocated to the co-exclusive license for VOWST and the services performed in accordance with the development and regulatory activity plan to obtain regulatory approval of VOWST in the United States based on the Company’s SSP. The Company recognized revenue for the license performance obligation at a point in time, that is upon transfer of the license to Nestlé. As control of the license was transferred in July 2021, the Company recognized $131,343 of collaboration revenue - related party during the year ended December 31, 2021 pertaining to the license performance obligation. The remaining amount of the Topic 606 transaction price of $8,157 was allocated to the services performance obligation and was recognized over time as the Company performed the services, which it completed in April 2023. During the three and six months ended June 30, 2024 and 2023, the Company recognized $0, $0, $853, and $1,975 of collaboration revenue - related party, respectively, related to the services performance obligation under the 2021 License Agreement.

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

Collaboration and License Agreement with Société des Produits Nestlé S.A. (Nestlé)

Summary of Agreement

In January 2016, the Company entered into a collaboration and license agreement with Nestec Ltd., succeeded by SPN (together with NHSc Rx License GmbH, their affiliates and their subsidiaries, “Nestlé”) (the “2016 License Agreement”) for the development and commercialization of certain product candidates for the treatment and management of CDI and inflammatory bowel disease (“IBD”), including UC and Crohn’s disease. The 2016 License Agreement supports the development of the Company’s portfolio of products for CDI and IBD in markets outside of the United States and Canada (the “2016 Licensed Territory”).

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

At contract inception, the Company determined that the $120,000 non-refundable upfront amount constituted the entirety of the consideration to be included in the transaction price as the development, regulatory, and commercial milestones were fully constrained. During the year ended December 31, 2016, the Company received $10,000 from Nestlé in connection with the initiation of the Phase 1b study for SER-262 in CDI. During the year ended December 31, 2017, the Company received $20,000 from Nestlé in connection with the initiation of the Phase 3 study for VOWST, then SER-109. During the year ended December 31, 2018, the Company received $40,000 from Nestlé in connection with the initiation of the Phase 2b study for SER-287. During the year ended December 31, 2020, the Company received $10,000 from Nestlé in connection with the initiation of the Phase 1b SER-301 study. As of June 30, 2024, the aggregate amount of the transaction price allocated to the performance obligation of the 2016 License Agreement was approximately $200,000.

During the three and six months ended June 30, 2024 and 2023, using the cost-to-cost method, which best depicts the transfer of control to the customer, the Company recognized $0, $0, $620 and $(1,024), of collaboration revenue – related party, respectively.

As of both June 30, 2024 and December 31, 2023, there was $95,364 of deferred revenue related to the unsatisfied portion of the performance obligation under the 2016 License Agreement. As of June 30, 2024 and December 31, 2023, the deferred revenue is classified as current or non-current in the condensed consolidated balance sheets based on the Company’s estimate of revenue that will be recognized within the next 12 months, which is determined by the cost-to-cost method which measures the extent of progress towards completion based on the ratio of actual costs incurred to the total estimated costs expected upon satisfying the performance obligation. All costs associated with the 2016 License Agreement are recorded in research and development expense in the condensed consolidated statements of operations and comprehensive loss.

Contract Balances from Contracts with Customers

The following tables present changes in the Company’s contract liabilities during the six months ended June 30, 2024 and 2023 (in thousands):

	Balance as of December 31, 2023	Additions	Deductions	Balance as of June 30, 2024
Six Months Ended June 30, 2024
Contract liabilities:
Deferred revenue - related party	$95,364	—	—	$95,364

	Balance as of December 31, 2022	Additions	Deductions	Balance as of June 30, 2023
Six Months Ended June 30, 2023
Contract liabilities:
Deferred revenue - related party	$96,689	1,644	(2,595)	$95,738

During the three and six months ended June 30, 2024 and 2023 the Company recognized the following revenues as a result of changes in the contract liability balances in the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	$—	$1,473	$—	$951

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

The Company recorded the $35,500 in total liabilities on its consolidated balance sheets at the inception of the arrangement. On a quarterly basis, the Company and Nestlé provided financial information about the pre-launch activities performed by both parties. The Company reduced the $35,500 liability as the pre-launch activities were performed and it made payments to Nestlé for the pre-launch costs Nestlé incurred. As of both June 30, 2024 and December 31, 2023, there was $10,064 included in accrued expenses and other current liabilities which represents costs incurred by Nestlé for pre-launch activities that have not yet been reimbursed by the Company.

The cost associated with pre-launch activities performed by the Company is recorded within total operating expenses in the Company’s condensed consolidated statements of operations and comprehensive loss. In the three and six months ended June 30, 2024 and 2023, the Company recognized $0, $0, $645, and $1,446, respectively, in research and development expenses and $0, $0, $1,539, and $4,242 respectively, in general and administrative expenses associated with pre-launch activities performed. The pre-launch activities were completed prior to the first commercial sale of VOWST, which occurred in June 2023.

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

The components of the collaboration profit (loss) sharing for the three and six months ended June 30, 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Share of VOWST net loss	$6,638	$2,141	$13,766	$2,141
Profit on transfer of VOWST inventory to Nestlé	(9,227)	(1,273)	(13,937)	(1,273)
Collaboration (profit)/loss related to pre-launch activities	—	1,238	—	4,845
Total collaboration (profit) loss sharing - related party	$(2,589)	$2,106	$(171)	$5,713

15. Commitments and Contingencies

Leases

Refer to Note 8, Leases, for discussion of the commitments associated with the Company’s lease portfolio.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2024 or December 31, 2023.

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

The Company did not accrue any liabilities related to legal contingencies in its consolidated financial statements as of June 30, 2024 or December 31, 2023.

16. Income taxes

The Company did not provide for any income taxes in its condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023. Management has considered the Company’s history of cumulative net losses incurred since inception, its early stage of commercialization of VOWST, and its projection of book and tax losses for the twelve months ending December 31, 2024. Based on its evaluation of the positive and negative evidence bearing upon its ability to realize its deferred tax assets, the Company determined that it is more likely than not that it will not realize such benefits. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets as of June 30, 2024 and December 31, 2023, and has not recorded any income taxes for the three and six months ended June 30, 2024 and 2023. Management reevaluates the positive and negative evidence at each reporting period.

17. Related Party Transactions

As described in Notes 13 and 14, in July 2021, the Company entered into the 2021 License Agreement with NHSc Pharma Partners, succeeded by NHSc Rx License GmbH (together with SPN, their affiliates, and their subsidiaries, “Nestlé”). NHSc Rx License GmbH is an affiliate of one of the Company’s significant stockholders, SPN. During the three and six months ended June 30, 2024 and 2023, the Company recognized $0, $0, $125,853, and $126,975, respectively, of related party revenue associated with the 2021 License Agreement. As of both June 30, 2024 and December 31, 2023, there was $0 of deferred revenue related to the 2021 License Agreement. As of June 30, 2024 and December 31, 2023, there was $43,075 and $28,053 included in accrued expenses related to the 2021 License Agreement, which represents amounts due to Nestlé pursuant to the 2021 License Agreement. As of June 30, 2024 and December 31, 2023, there was $7,922 and $7,730 of deferred income - related party included on the accompanying condensed consolidated balance sheets, which represents the inventory transferred to Nestlé that Nestlé has not yet sold through to customers or transferred as free goods. The Company recognizes deferred income - related party as collaboration profit upon Nestlé's sale or transfer of such inventory to third parties. During the three and six months ended June 30, 2024 and 2023, the Company paid Nestlé $0, $0, $0, and $13,419, respectively, for Nestlé’s share of the collaboration losses pursuant to the 2021 License Agreement. During the three and six months ended June 30, 2024 and 2023, the Company received $0, $8,674, $0 and $0, respectively in payments from Nestlé for the transfer of VOWST to Nestlé. As of June 30, 2024 and December 31, 2023, there is $18,601 and $8,674 in Collaboration receivable - related party due from Nestlé pursuant to the 2021 License Agreement.

As described in Note 13, Revenue from Contracts with Customers, in January 2016, the Company entered into the 2016 License Agreement with Nestec, Ltd, succeeded by SPN for the development and commercialization of certain product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. SPN is one of the Company’s significant stockholders. During the three and six months ended June 30, 2024 and 2023, the Company recognized $0, $0, $620, and $(1,024), respectively, of related party revenue associated with the 2016 License Agreement. As of June 30, 2024 and December 31, 2023, there was $95,364 and $95,364 of deferred revenue related to the 2016 License Agreement, which is classified as non-current in the condensed consolidated balance sheets. The Company did not make any payment to or receive any payments from Nestlé during the three and six months ended June 30, 2024 and 2023 pursuant to the 2016 License Agreement. There is no amount due from Nestlé pursuant to the 2016 License Agreement as of June 30, 2024 or December 31, 2023.

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

Overview

We are a commercial-stage company focused on the development and commercialization of a novel class of biological drugs, which are designed to treat disease by modulating the microbiome to restore health by repairing the function of a disrupted microbiome to a non-disease state. Our first drug, VOWST, formerly called SER-109, was approved by the U.S. Food and Drug Administration, or FDA, on April 26, 2023, to prevent recurrence of Clostridioides difficile infection, or CDI, in patients 18 or older following antibacterial treatment for recurrent CDI. Our drug discovery and development pipeline includes other pre-clinical and clinical-stage assets. VOWST and our live biotherapeutic candidates are consortia of bacteria designed to optimize specific, targeted pharmacological properties, and are formulated for oral delivery. We maintain a differentiated live biotherapeutics drug discovery and development platform that includes good manufacturing practices, or GMP, manufacturing capabilities for this novel drug modality.

We launched VOWST in the United States with our collaborator, Nestlé Health Science, or Nestlé, in June 2023. On August 5, 2024, we entered into an Asset Purchase Agreement, or the Purchase Agreement, with Société des Produits Nestlé S.A., or SPN, a wholly-owned subsidiary of Nestlé S.A., pursuant to which we agreed, subject to the satisfaction or waiver of the conditions set forth therein, to sell our VOWST microbiome therapeutic business to SPN and its designated affiliates (collectively, “Nestlé Health Science”), or the Transaction. The completion of the Transaction, if consummated, or the Closing, is subject to the approval of the Transaction by our stockholders, and other customary conditions. See "VOWST" below.

Following the Closing, we expect to focus on advancing SER-155 and our other wholly-owned cultivated live biotherapeutic candidates to improve patient outcomes for medically vulnerable patient populations with potential to address large commercial opportunities. We are designing live biotherapeutics optimized to prevent the colonization and overgrowth of pathogens in the gastrointestinal tract and modulate host function to increase epithelium integrity and to induce immune tolerance. We believe clinical and nonclinical data across our programs support the development of live biotherapeutics to target the prevention and treatment of a broad swath of infections, and in inflammatory and immune diseases. We believe that the scientific and clinical data from our SER-109 program validate this novel therapeutic approach in the context of infection. We believe this approach may be replicable across different bacterial pathogens to develop live biotherapeutics with the potential to protect a range of medically compromised patients from infections, including pathogens that harbor antimicrobial resistance, or AMR.

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

Study cohort 1, which included 13 participants, was designed to assess safety and drug pharmacology, including the engraftment of drug bacteria in the gastrointestinal tract. In May 2023, we announced the Phase 1b cohort 1 results, including gastrointestinal microbiome data from the first 100 days, which showed the successful engraftment of SER-155 bacterial strains in all nine subjects with evaluable microbiome samples, and a substantial reduction in the cumulative incidence of pathogen domination (a biomarker associated with the risk of serious enteric infections and resulting bloodstream infections, as well as GvHD) as compared to a reference cohort of patients in this patient population. The tolerability profile observed was favorable, with no serious adverse events attributed to SER-155 administration. Enrollment in study cohort 2, which includes 45 participants, is complete as of April 2024. Study cohort 2 incorporates a randomized, double-blinded placebo-controlled 1:1 design to further evaluate safety and engraftment as well as clinical outcomes, and data readout is anticipated in September 2024.

We believe our pending clinical and drug pharmacology results, if positive, will validate the promise of live biotherapeutics to prevent poor clinical outcomes associated with the overgrowth of pathogens in the GI tract of allo-HSCT patients. Additionally, we believe the SER-155 Phase 1b program will provide important insights into the safety profile of live biotherapeutics in immunocompromised patients and additionally into mechanisms by which live biotherapeutics can modulate host immune pathways. We intend to evaluate SER-155 and other live biotherapeutic candidates in several other medically vulnerable patient populations at high risk of infections, including chronic liver disease, cancer neutropenia, and solid organ transplants.

We have progressed additional preclinical stage programs to evaluate whether live biotherapeutics may reduce the incidence of infection in indications such as chronic liver disease, cancer neutropenia, solid organ transplant, and antimicrobial resistant, or AMR, infections more broadly in high-risk settings such as intensive care units, or ICUs, and long term acute care facilities, or LTACs. Additional efforts in the early-stage portfolio are focused on the SER-301 program in inflammatory bowel disease, or IBD, and programmatic objectives that are supported through a partnership with the Crohn’s and Colitis Foundation, or CCF. These efforts aim to (i) confirm the functional phenotype and inflammatory state of patient subpopulations observed in our prior ulcerative colitis, or UC clinical trials, and (ii) prioritize inflammatory targets and evaluate the potential to utilize biomarker-based patient selection and stratification for future studies. In addition, we continue to leverage microbiome pharmacokinetic and pharmacodynamic data from across our clinical and preclinical portfolios, using our reverse translational development platform to prioritize future drug targets and to identify opportunities for combination therapies across various indications, including inflammatory and immune diseases, cancer, and metabolic diseases.

We have built and deploy a reverse translational platform and knowledge base, which we call our MbTx Platform, for the discovery and development of live biotherapeutics, and maintain extensive proprietary know-how that may be used to support future research and development efforts. This platform incorporates high-resolution analysis of human clinical data to identify microbiome biomarkers associated with disease and non-disease states; preclinical screening using human cell-based assays and in vitro/ex vivo and in vivo disease models customized for live biotherapeutics; and microbiological capabilities and a strain library that spans broad biological and functional breadth. This platform and knowledge base enables identification of specific microbes, microbial genes, and microbial metabolites/peptides associated with disease and the design of therapeutic consortia of bacteria for specific pharmacological properties to restructure the gut microbiome and modulate functional pathways associated with disease. In addition, we own a valuable intellectual property estate related to the development and manufacture of live biotherapeutics.

Since our inception in October 2010, we have devoted substantially all of our resources to developing our programs, platforms, and technologies, building our intellectual property portfolio, developing our supply chain, business planning, raising capital and providing general and administrative support for these operations.

Other than VOWST, our product candidates are in early-stage clinical or preclinical development. Our ability to generate collaboration profit or product revenue sufficient to achieve profitability will depend heavily on the commercial success of VOWST, as well as the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss was $73.0 million for the six months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $1,051.2 million.

Until the completion of the Transaction, if consummated, we plan to focus our investment on supporting commercialization of VOWST and on our SER-155 Phase 1b study. Following the completion of the Transaction, if consummated, we plan to focus on completing our SER-155 Phase 1b study and advancing our other wholly-owned live biotherapeutic candidates, which may result in increased expenses in connection with these future activities. See “Risk Factors—Risks Related to Our Financial Position and Need for Additional Capital—We are a commercial-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability” and “Risk Factors—Risks Related to the Transaction and the Remaining Company.”

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

As of June 30, 2024, we had cash and cash equivalents totaling $71.2 million. Based on our currently available cash resources, our future operating plans, and the capital expected to be obtained from the Transaction, if consummated, and considering our ongoing obligations related to the Transaction, we anticipate being able to extend our cash runway into the fourth quarter of 2025, subject to material compliance with the TSA (as defined below), to be entered into at Closing between us and SPN. Absent the Transaction, our currently available cash resources will fund our operations into the fourth quarter of 2024. In accordance with applicable accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within 12 months after the date of the issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In performing this analysis, we excluded certain elements of our operating plan that cannot be considered probable of occurring. Under the applicable accounting standards, the receipt of potential funding from the Transaction, which is subject to stockholder approval, and any future equity issuances cannot be considered probable, as these events are outside our control. Accordingly, management has concluded that substantial doubt exists about the our ability to continue as a going concern for 12 months from the date the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, are issued. See “Risk Factors— Risks Related to Our Financial Position and Need for Additional Capital —We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.”

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

We launched VOWST in the United States with our collaborator, Nestlé Health Science, in June 2023. Under the terms of the 2021 License Agreement, Nestlé Health Science assumed the role of lead commercialization party. We received an upfront license payment of $175 million in July 2021 and an additional $125 million in May 2023 following FDA approval of VOWST. The agreement also includes sales target milestones which, if achieved, could total up to $225 million. We were responsible for development and pre-commercialization costs in the United States. Following first commercial sale of VOWST, which occurred on June 2, 2023, we are entitled to share equally in its commercial profits and losses.

During the quarter ended June 30, 2024, Nestlé Health Science reported $14.4 million in VOWST net sales. The total collaboration loss for the three months ended June 30, 2024 was $13.3 million. We record our 50% share of the collaboration loss, which includes commercial and medical affairs expenses incurred by us, on a net basis. Accordingly for the quarter ended June 30, 2024, our share of the VOWST net loss was $6.6 million.

On August 5, 2024, we entered into the Purchase Agreement with SPN, pursuant to which we agreed, subject to the satisfaction or waiver of the conditions set forth therein, to sell our VOWST microbiome therapeutic business, or the VOWST Business, including inventory and equipment, certain patents and patent applications, know-how, trade secrets, trademarks, domain names, marketing authorizations and related rights, documents, materials, business records and data and contracts that are used or held for use primarily in the development, commercialization and manufacturing of the microbiome product sold under the brand name VOWST as provided for in accordance with the terms of the Purchase Agreement, or the Product, to Nestlé Health Science, and Nestlé Health Science will assume certain liabilities from us, or the Transaction, As consideration for the Transaction, SPN has agreed to pay us, or the Transaction Consideration:

(i)
a cash payment, payable upon completion of the transaction, or the Closing, of $100 million, less approximately $17.9 million owed by us to an affiliate of SPN as of March 31, 2024 under the existing license agreement between us and the SPN affiliate, less approximately CHF2.0 million in satisfaction of fees due under an existing manufacturing agreement between us and Bacthera;
(ii)
cash installment payments of $50 million on January 15, 2025 and $25 million on July 1, 2025, or the Installment Payments, conditioned on our material compliance with obligations under the Transition Services Agreement (as described below) to be entered into at Closing between us and SPN;
(iii)
prepayment of the $60 million milestone payment tied to the achievement of worldwide annual net sales of the Product of $150 million, or the First Sales Milestone, payable in cash at Closing, or the Prepaid Milestone, which Prepaid Milestone will accrue interest at a fixed rate of 10% per annum until the First Sales Milestone is achieved and 5% per annum thereafter until the earlier of (x) the date on which the Prepaid Milestone, plus accrued interest thereon, has been repaid in full by set-off and (y) the last day of the Milestone Period (as defined below); and
(iv)
future milestone payments of (x) $125 million tied to the achievement of worldwide annual net sales of the Product of $400 million and (y) $150 million tied to the achievement of worldwide annual net sales of the Product of $750 million, during the period from Closing until December 31 of the calendar year in which the tenth anniversary of Closing occurs, or the Milestone Period, and together, the Future Milestone Payments and, together with the Prepaid Milestone, the Milestone Payments.

See Risk Factors— Risks Related to the Transaction and the Remaining Company— The amount of the Transaction Consideration we will receive in the Transaction is subject to various risks and uncertainties.

As they are earned, the Milestone Payments will be satisfied as follows: (1) first, by set-off against all accrued interest on the Prepaid Milestone until the amount of such accrued interest has been paid in full, (2) second, by set-off against the outstanding balance of the Prepaid Milestone until the Prepaid Milestone has been repaid in full and (3) thereafter, in cash. If any amount of the Prepaid Milestone (and any accrued interest thereon) remains outstanding as of following the last day of the Milestone Period (defined below), the balance thereof (together with any interest accrued thereon) will be forgiven and the right of set-off of SPN with respect thereto will be deemed forfeited. The Installment Payment due on July 1, 2025 will be reduced by an amount related to certain employment obligations assumed by SPN through the period prior to the Closing Date.

We and SPN will share 50/50 in the net profit or net loss achieved during the period from the date of Closing until December 31, 2025, or the Profit Sharing Period, with the net profit or net loss calculated as (i) the net sales of VOWST in the United States and Canada, plus (ii) other income received in connection with the grant of a license or sublicense with respect to VOWST in the United States and Canada as described in the Purchase Agreement, minus (iii) allowable expenses directly attributable or reasonably allocable to certain development activities, commercialization activities, medical affairs activities, manufacturing activities or other relevant activities, as described in the Purchase Agreement. During the Profit Sharing Period, we will reimburse SPN for (i) certain payments under the exclusive license agreement between us and Memorial Sloan Kettering Cancer Center, (ii) certain costs incurred in connection with an ongoing post-marketing safety study of VOWST and (iii) 80.1% of all rent and other costs due to the landlord under the lease for our Waltham facility.

At Closing, in exchange for a payment to be made by SPN to Bacthera AG, the Long Term Manufacturing Agreement, dated November 8, 2021 between the Company and Bacthera AG, or the Bacthera Manufacturing Agreement, will be terminated and each of Bacthera and Seres will release one another from any and losses, liabilities or other obligations arising thereunder with respect to the period ending as of the date of the Closing, including without limitation any milestone payments required to be paid to Bacthera thereunder.

The Closing is subject to the approval of the transaction by our stockholders and other customary conditions. As a condition to Closing, we and SPN will enter into a securities purchase agreement, or the Securities Purchase Agreement, pursuant to which SPN will agree to purchase 14,285,715 shares of our common stock, or the Shares, at Closing, at a purchase price per share of $1.05, for an aggregate purchase price of $15 million. Under the terms of the Securities Purchase Agreement, SPN will agree not to sell or transfer the Shares for a period of six months after Closing, subject to certain customary exceptions. We will agree to register the resale of the Shares by SPN within 90 days of Closing. In addition, under the terms of the Securities Purchase Agreement, for as long as SPN, together with its affiliates, beneficially owns at least 10% of our outstanding shares of common stock, we will agree to take such action within its control to include one individual designated by SPN in the slate of nominees recommended by our board of directors (or the applicable committee of the board of directors) to our stockholders for election to the board of directors at the applicable stockholder meeting. The Securities Purchase Agreement will contain customary representations and warranties and closing conditions.

As a condition to Closing, the parties intend to enter into a Transition Services Agreement, or the TSA, which will provide for services to be performed by us in order to facilitate a transition of the business associated with the VOWST Business to SPN and its affiliates. The scope of the transition services is expected to include the provision of certain manufacturing services and certain administrative functions related to the VOWST Business and operations, including the maintenance of certain manufacturing services and the related facility in which such services are currently conducted. We will provide the manufacturing services until December 31, 2025 and other services, until the later of the period specified in the schedule to the TSA for each service or June 30, 2026. SPN will agree to pay us for certain fixed costs, including a monthly fixed fee for preserved raw material suspension manufacturing, and will reimburse us for the costs of any transition services performed by us under the TSA. The know-how and other intellectual property generated in connection with the performance of the TSA will be owned by SPN with us having a non-exclusive license to such know-how and other intellectual property under the Cross-License Agreement. During the term of the TSA, upon SPN request, we will transfer the manufacturing services to a third party service provider designated by SPN. In the event of a material failure by us to maintain the manufacturing facility under the TSA, SPN will have step-in rights to negotiate to enter into a direct lease with the landlord of the manufacturing facility with respect to the portion of such facility used in connection with the VOWST Business or to cause such services to be performed, with any reasonable out-of-pocket costs and expenses incurred in connection therewith reimbursed by us.

As a condition to Closing, we intend to enter into a cross-license agreement with SPN under which, we will grant to SPN a perpetual, worldwide, non-exclusive, fully paid-up license under certain Seres patents that have been issued or will issue in the future and current know-how controlled by us that is not transferred to SPN pursuant to the Purchase Agreement. In the field of the treatment of CDI and rCDI and associated complications, or collectively, the CDI Field, the license to SPN under such Company patents and know-how would be exclusive to SPN for five years and co-exclusive between SPN and Seres following that five year period. The license from Seres to SPN is to issued Seres patents that currently or in the future cover the Product or improvements thereof and know-how that is used or reasonably useful in connection with the exploitation of the VOWST Business. See “Intellectual Property” below.

Concurrently with the execution of the Purchase Agreement, our directors and executive officers and certain stockholders affiliated with Flagship Pioneering, Inc. entered into support agreements with us and SPN, or the Support Agreements, pursuant to which, among other things and subject to the terms and conditions therein, such parties agreed, solely in their capacities as holders of shares of common stock, or collectively, the Subject Shares, to vote all Subject Shares beneficially owned by such parties at every meeting of our stockholders (including the special meeting to consider the transactions contemplated by the Purchase Agreement) (i) in favor of adopting and approving the Purchase Agreement and the transactions contemplated by the Purchase Agreement, (ii) against any proposal that would otherwise be reasonably be expected to adversely affect the transactions contemplated by the Purchase Agreement, (iii) against any Acquisition Proposal (as defined therein), and (iv) in favor of approving any proposal to adjourn or postpone the special meeting of stockholders to a later date, if there are not sufficient votes for the adoption of the Purchase Agreement on the date on which such meeting is held. In addition, each stockholder party to a Support Agreement provided an irrevocable proxy to SPN to vote such party’s Subject Shares in favor of adopting and approving the Purchase Agreement and the transactions contemplated by the Purchase Agreement.

As a condition to Closing, the parties intend to enter into assignment and assumption of lease agreements, or the Assignment and Assumption Agreements. Under the Assignment and Assumption Agreements, we will assign to SPN or its designated affiliates our rights in, to and under certain real property leases, and SPN or its designated affiliates will assume the liabilities related thereto.

As a condition to Closing, the parties intend to enter into an employee support agreement, or the Employee Support Agreement. Under the Employee Support Agreement, among other things and subject to the terms and conditions therein, certain of our employees related to the VOWST Business who accept employment with SPN or one of its designated affiliates will provide the services they provided to us prior to the Transaction to SPN, as well as other services as SPN may reasonably request, from Closing until the day prior to the beginning of SPN’s or its designated affiliate’s next pay period following the Closing. SPN will reimburse our out of pocket costs in connection with such employees’ services, including certain compensation and benefits paid or provided to such employees pursuant to the terms of the Employee Support Agreement.

Until the completion of the Transaction, if consummated, we will continue to monitor the commercialization of VOWST. Broad demand for VOWST has been observed across both recurrent patients and healthcare providers since it became commercially available in June 2023 (metrics noted below are based on data provided by Nestlé through June 30, 2024):

•
In the second quarter of 2024, approximately 1,522 completed prescription enrollment forms were received for VOWST; of those, 1,169 resulted in new patient starts by June 30, 2024;
•
From launch through June 30, 2024, there were 5,757 completed prescription enrollment forms received for VOWST; of those 4,265 resulted in new patient starts by June 30, 2024;
•
Prescription enrollment forms were submitted by approximately 2,452 unique healthcare providers since launch, including 708 in the second quarter, with approximately 67% of enrollments from gastroenterology and the remainder from other specialties; approximately 864 HCPs have prescribed VOWST to more than one patient; and
•
VOWST demand has been observed across the recurrent CDI patient pool, including first recurrence, which is the largest recurrent CDI patient segment.

During the second quarter of 2024, Nestlé Health Science continued to scale its HCP education efforts. Since the FDA approval of VOWST, Nestlé Health Science commercial customer facing field teams have been promoting VOWST and generating healthcare provider demand. Nestlé Health Science’s 170 field sales representatives promoting VOWST are divided into two teams, comprised of 150 gastroenterology representatives and 20 hospital/infectious disease representatives. In the first quarter of 2024, Nestlé Health Science identified opportunities to refine the execution of these teams in terms of focusing promotional messaging on early use of VOWST in the recurrent CDI cycle and increasing the number of HCPs that the sales teams engage. We expect these efforts to accelerate demand for VOWST in the second half of 2024.

The VOWST Voyage Support Program, or VOWST Voyage, was launched upon VOWST FDA approval to provide treatment and financial support for eligible patients. The VOWST Voyage staff work with healthcare providers and patients to convert patient enrollments into new patient starts and provide a robust high-touch customer experience.

Nestlé Health Science’s payer field team continues to engage payers to build coverage, which would enable eligible patients to have access to VOWST as quickly and efficiently as possible. As of June 30, 2024, coverage policies were issued for VOWST across approximately 93% of commercial and 61% of Medicare Part D covered lives, according to data provided by Nestlé Health Science. The larger health plans and Pharmacy Benefit Managers, or PBMs, have issued policies for VOWST, and the remainder of smaller plans are extending the new-to-market block phase, enabling approval of VOWST as claims arise. Approximately 61% of the 1,169 second quarter new patient starts are being reimbursed through the patient's drug benefit.

We are investing in patient financial assistance to increase access to VOWST for patients with affordability challenges due to co-pays or other cost sharing requirements imposed on them by their insurer after the prescription has been approved. We believe that providing this type of patient access early on will contribute to a positive patient and provider experience, thus increasing demand over time. In terms of free drug utilization, in the second quarter of 2024, we saw approximately 39% of new patient starts dispensed via our free drug programs, mostly for Medicare patients. We expect utilization of these programs to drop further when the benefit design changes contained in the Inflation Reduction Act, which address patient cost sharing requirements in Medicare Part D plans, go into effect in 2025.

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

Infection Risk Reduction

We believe that the scientific and clinical data from our SER-109 program validate our novel approach of using live biotherapeutics to decolonize pathogens, resulting in reduced rate of infections in medically compromised patients. Data from the SER-109 ECOSPOR III and ECOSPOR IV Phase 3 trial published in the New England Journal of Medicine (Feuerstadt et al., 2022) and Journal of the American Medical Association (Sims et al., 2023) suggest that live biotherapeutics have the potential to restructure the gut microbiome and shift the gut metabolic landscape. Additional data show that SER-109 rapidly reduced the abundance of bacteria associated with common antibiotic resistance genes, or ARGs, and reduced ARG abundance in the gut (Straub et al., 2023). Collectively, we believe these data suggest the potential for live biotherapeutics to prevent the colonization and overgrowth of pathogens that can establish in the gut and ultimately to reduce infections. We believe reducing the risk of infection may be replicable in a range of medically compromised patients, protecting them from infections seeded by the gut microbiome and resulting downstream clinical sequelae. We believe this approach may also enable us to reduce antimicrobial resistant infections, or AMR, which the World Health Organization declared as a top ten global public health threat facing humanity, and with estimates that yearly deaths may reach 10 million by 2050, putting mortality due to AMR on par with deaths due to cancer.

SER-155

We are evaluating SER-155, an oral, live biotherapeutic product candidate, consisting of a consortium of cultivated bacteria, in a Phase 1b study in allo-HSCT recipients in an effort to reduce incidences of gastrointestinal-derived infections, and resulting bloodstream infections and GvHD. SER-155 was designed using our reverse translational development platform. The bacteria consortia is designed to optimize: (i) the prevention of the growth of various Enterococcaceae and Enterobacteriaceae species known to potentially dominate the GI and lead to downstream negative clinical outcomes in medically compromised patients and that can harbor antibacterial resistance, (ii) the production of multiple bacterial metabolites that can promote mucosal and epithelial barrier integrity with the goal of reducing the likelihood of harmful bacteria translocating from the gut to the bloodstream through a compromised epithelium, and (iii) the production of multiple bacterial metabolites that can modulate immune pathways to induce immune tolerance with a potential impact on GvHD. The rationale for this program is based in part on published clinical evidence from our collaborators at Memorial Sloan Kettering Cancer Center showing that allo-HSCT patients with decreased diversity of commensal microbes and pathogen domination in the gastrointestinal tract were significantly more likely to die due to infection and/or lethal GvHD (Peled et al., 2020). In December 2023, we received Fast Track Designation for SER-155 to reduce the risk of infection and GvHD in allo-HSCT patients.

Study cohort 1, which included 13 participants who received any dosing of the SER-155 regimen, with 11 of these subjects subsequently receiving an allo-HSCT, nine of whom had evaluable samples for microbiome analysis, was designed to assess safety and drug pharmacology, including the engraftment of drug bacteria in the gastrointestinal tract. In May 2023, we announced the Phase 1b cohort 1 results, including gastrointestinal microbiome data (drug pharmacology) from the first 100 days from the nine subjects who had evaluable samples for microbiome analysis. This analysis showed the successful engraftment of SER-155 bacterial strains, and a substantial reduction in the cumulative incidence of pathogen domination (a biomarker associated with the risk of serious enteric infections, and resulting bloodstream infections, as well as GvHD) as compared to a reference cohort of patients in this patient population. The tolerability profile observed was favorable, with no serious adverse events attributed to SER-155 administration. Stem cell engraftment was observed in all subjects.

In April 2024, we announced completion of enrollment in study cohort 2, which includes 45 participants. Study cohort 2 incorporates a randomized, double-blinded placebo-controlled design to further evaluate safety, engraftment, and incidence of gastrointestinal ESKAPE microbiome pathogen domination, as well as the incidence of enteric infections, enteric driven blood stream infections, and GvHD. Cohort 2 subjects are administered either SER-155 or placebo at a 1:1 ratio. The study is being conducted at a number of leading cancer centers across the U.S. The cohort 2 data readout is anticipated in September 2024.

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

Other pipeline programs, including SER-147

We are advancing the SER-147 program, an oral, live biotherapeutic product candidate, consisting of a consortium of cultivated bacteria in development for the prevention of gut-seeded infections and associated downstream blood stream infections in chronic liver disease, or CLD, and other diseases, and spontaneous bacterial peritonitis infections in patients with CLD. SER-147 was designed and optimized using our reverse translational therapeutics development platform. CLD is a progressive condition marked by deterioration of liver function and is reaching epidemic proportions affecting nearly 1.7 billion people worldwide, causing substantial health burden on afflicted countries (GBD 2017 Cirrhosis Collaborators, 2020, Clinical Liver Disease, 2021). In the advanced stages of CLD, known as decompensated cirrhosis, patients exhibit significant immune dysfunction, microbiome disruption, and increased contact with the healthcare system, all of which drive increased susceptibility to bacterial infections (Bajaj et al., 2021, Albillos et al., 2022).

Nasdaq Notice and Compliance

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

The letter had no immediate effect on the listing of our common stock, which continues to trade on The Nasdaq Global Select Market under the symbol “MCRB,” subject to our compliance with the other continued listing requirements of The Nasdaq Global Select Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial compliance period of 180 calendar days from receipt of the letter, or until October 16, 2024, to regain compliance with the Bid Price Requirement. To regain compliance, the closing bid price for our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during the 180-day period prior to October 16, 2024.

On July 26, 2024, we received a letter from Nasdaq that we had regained compliance with the Bid Price Requirement. The notification letter confirmed that, from July 12, 2024 to July 25, 2024, our minimum bid price had been $1.00 per share or higher and, accordingly, we had regained compliance with Nasdaq Listing Rule 5450(a)(1) and that the matter was now closed.

Intellectual Property

Patent Portfolio

We have an extensive patent portfolio directed to rationally designed ecologies of spores and microbes. The portfolio includes both company-owned patents and applications, and those that we have rights to as licensee. For example, pursuant to an exclusive license to certain intellectual property from Memorial Sloan Kettering Cancer Center, with a patent term running until at least 2035, we are responsible for paying a 2.5% royalty on net sales of VOWST, minimum annual royalties, and milestone payments. The milestone payments are based on VOWST target sales milestones, the first being $1.0 million which was payable upon the first commercial sale of VOWST and paid in July 2023, the second being $2.5 million payable upon annual VOWST sales of $100.0 million, and the last being $10.0 million payable upon annual VOWST sales of $500.0 million. The patents and applications included in our portfolio cover both composition of matter and methods (e.g., method of treating). Our intellectual property rights related to VOWST extend through 2034, through 2041 for SER-155, and through 2040 for SER-301. We plan on continuing to broaden our patent portfolio. Currently, we have 21 active patent application families, which includes 20 nationalized applications and one at the PCT stage. To date, we have obtained 31 issued U.S. patents and 1 allowed U.S. patent application.

In connection with the Transaction and pursuant to the Purchase Agreement, we expect to transfer certain patents and trademarks affiliated with the VOWST Business to SPN at Closing. In addition, as a condition to Closing, we intend to enter into a cross-license agreement, or the Cross-License Agreement, with SPN. Under the Cross-License Agreement, we will grant to SPN a perpetual, worldwide, non-exclusive, fully paid-up license under certain Company patents that have been issued or will issue in the future and current know-how controlled by us that is not transferred to SPN pursuant to the Purchase Agreement. In the field of the treatment of CDI and recurrent CDI and associated complications, or collectively, the CDI Field, the license to SPN under such Company patents and know-how would be exclusive to SPN for five years and co-exclusive between SPN and the Company following that five year period. The license from the Company to SPN is to issued Company patents that currently or in the future cover the Product or improvements thereof and know-how that is used or reasonably useful in connection with the exploitation of the VOWST Business. We will also grant SPN an exclusive, perpetual, worldwide, fully paid-up license under issued Company patents that currently or in the future cover the Product or improvements thereof and know-how that is used or reasonably useful in connection with the exploitation of the Product to exploit SER-262 in the CDI Field. The license to SPN would be exclusive to SPN for five years after Closing and co-exclusive between SPN and us following that five year period. SPN will grant to us a perpetual, worldwide, non-exclusive license under the patents and know-how that are transferred to SPN pursuant to the Purchase Agreement or developed under the TSA, for the Company’s products for use outside of the CDI Field, and after five years from Closing for Company products containing designed, cultivated, bacterial consortia not manufactured using human stool (excluding SER-262) in the CDI Field. From and after Closing, certain license agreements between us, SPN, and/or their respective affiliates will terminate and be of no further force or effect, except as contemplated by the Purchase Agreement.

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

Our primary focus of research and development since inception has been on our reverse translational platform and the subsequent development of our product and product candidates. Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to investigators, consultants, CROs in connection with our preclinical studies and clinical trials, lab supplies and consumables, and regulatory fees. We do not allocate employee-related costs and other indirect costs to specific research and development programs because these costs are deployed across multiple product programs under development.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We anticipate an overall decrease in research and development expenses in 2024 as compared to the prior year, as the restructuring plan implemented in 2023 significantly reduced research and development activities other than the completion of the SER-155 Phase 1b study. Research and development expenses may increase in the future if and as we resume development of any clinical or preclinical programs using proceeds from the Transaction with Nestlé, if consummated.

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

We expect that our general and administrative expenses will decrease as compared to the prior year as the restructuring plan resulted in lower personnel expenses due the workforce reduction and lower external expenses as a result of the elimination of non-essential expenses and consolidation of office space. We expect for these decreases to be partially offset by an increase in transaction costs, including legal, accounting, and tax-related services in relation to the anticipated Transaction with Nestlé. General and administrative expenses may increase in the future as we continue to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing rules and the requirements of the SEC, director and officer insurance costs and investor and public relations costs.

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

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in the three and six months ended June 30, 2024 or 2023.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 5, 2024, or the Annual Report, are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the three and six months ended June 30, 2024, with the exception of those detailed in Note 2, Summary of Significant Accounting Policies, to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

Results of Operations

Comparison of Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Change

Revenue:
Collaboration revenue - related party	$—	$126,473	$(126,473)
Total revenue	—	126,473	(126,473)
Operating expenses:
Research and development	17,875	46,792	(28,917)
General and administrative	16,059	28,051	(11,992)
Collaboration (profit) loss sharing - related party	(2,589)	2,106	(4,695)
Total operating expenses	31,345	76,949	(45,604)
(Loss) income from operations	(31,345)	49,524	(80,869)
Other income (expense):
Interest income	1,230	1,726	(496)
Interest expense	(3,447)	(3,187)	(260)
Other income (expense)	692	(1,511)	2,203
Total other expense, net	(1,525)	(2,972)	1,447
Net loss (income)	$(32,870)	$46,552	$(79,422)

Revenue

Total revenue was $0 million and $126.5 million for the three months ended June 30, 2024 and 2023, respectively. The decrease in revenue as compared to the prior period was primarily due to the milestone payment we received from our collaborator Nestlé, upon FDA approval of VOWST in the second quarter of 2023. In the current period, we did not recognize any revenue under the 2016 License Agreement. For additional information, see Note 13, Revenue from Contracts with Customers, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Research and Development Expenses

	Three Months Ended June 30,
	2024	2023	Change

Microbiome therapeutics platform and research and development operations	$7,184	$13,653	$(6,469)
VOWST	485	6,016	(5,531)
SER-155	2,207	2,298	(91)
Early stage programs	6	523	(517)
Total direct research and development expenses	9,882	22,490	(12,608)
Personnel-related (including stock-based compensation)	7,993	24,302	(16,309)
Total research and development expenses	$17,875	$46,792	$(28,917)

Research and development expenses were $17.9 million for the three months ended June 30, 2024 and $46.8 million for the three months ended June 30, 2023. The decrease of $28.9 million was primarily due to the following:

•
a decrease in personnel-related costs of $16.3 million primarily due to a decrease of $8.2 million in salaries, bonus, employee benefits expenses, and payroll taxes as a result of the restructuring plan implemented in 2023, a decrease of $5.0 million in stock-based compensation expense, which was primarily as a result of options and awards with performance conditions that were achieved during the three months ended June 30, 2023, and a decrease of $3.1 million resulting from the capitalization of labor costs into inventory following FDA approval of VOWST;
•
a decrease of $5.5 million in expenses related to our VOWST program due to a decrease in facilities, lab supplies and consumables of $1.8 million and a decrease in contract manufacturing costs of $0.8 million, as we have capitalized manufacturing and overhead costs into inventory in conjunction with the commercialization of VOWST, a $1.3 million decrease in consulting expenses, and a $1.7 million decrease in clinical trials and analytical testing costs due to reduced clinical work with respect to VOWST as a result of commercialization;
•
a decrease of $6.5 million in expenses related to our microbiome therapeutics platform and research and development operations, primarily due to a decrease of $4.3 million related to the capitalization of costs that relate to VOWST manufacturing into inventory, a decrease in employee-related costs of $1.2 million primarily due to a reduction in the use of contractors following the implementation of the restructuring plan, and a decrease in consulting expenses of $1.0 million; and
•
a decrease of $0.5 million in expenses related to our early stage programs due to the restructuring plan.

General and Administrative Expenses

	Three Months Ended June 30,
	2024	2023	Change

Personnel related (including stock-based compensation)	$5,818	$11,110	$(5,292)
Professional fees	4,853	11,410	(6,557)
Facility-related and other	5,388	5,531	(143)
Total general and administrative expenses	$16,059	$28,051	$(11,992)

General and administrative expenses were $16.1 million for three months ended June 30, 2024 compared to $28.1 million for the three months ended June 30, 2023. The decrease of $12.0 million was primarily due to the following:

•
a decrease in personnel related costs of $5.3 million primarily due to a decrease in salaries, bonus, employee benefits expenses, and stock-based compensation expenses due to the restructuring plan that was implemented in 2023;
•
a decrease in professional fees of $6.6 million primarily due to a decrease in professional services, consulting, and recruiting fees; and
•
a decrease in facility-related and other costs of $0.1 million primarily related to information technology costs.

Collaboration (Profit) Loss Sharing - related party

Collaboration (profit) loss sharing – related party resulted in $2.6 million of income to us for the three months ended June 30, 2024, compared to $2.1 million of expense for the three months ended June 30, 2023. Beginning with the commercial launch of VOWST in June 2023, we record our share of the net profits and losses from the sales of VOWST, which are recorded by Nestlé and include gross sales net of discounts, rebates, allowances, and other applicable deductions, as collaboration (profit) loss sharing - related party. Our share of VOWST net profit and loss also includes commercial and medical affairs expenses incurred by us. For the three months ended June 30, 2024 and 2023, our share of the VOWST net loss was $6.6 million and $2.1 million, respectively. We also record as collaboration (profit) loss sharing - related party our net profit on the transfer of VOWST to Nestlé. For the three months ended June 30, 2024 and 2023, these amounts were $9.2 million and $1.3 million, respectively, in net profit. For the three months ended June 30, 2023, collaboration (profit) loss sharing – related party also included $1.2 million of net loss related to pre-launch expenses.

The components of the collaboration (profit) loss sharing - related party are as follows (in thousands):

	Three Months Ended June 30,
	2024	2023
Share of VOWST net loss	$6,638	$2,141
Profit on transfer of VOWST inventory to Nestlé	(9,227)	(1,273)
Collaboration (profit)/loss related to pre-launch activities	—	1,238
Total collaboration (profit) loss sharing - related party	$(2,589)	$2,106

Other Expense, Net

Other expense, net for the three months ended June 30, 2024 and 2023 was $1.5 million and $3.0 million, respectively. The decrease in other expense, net was primarily due to an increase in other income of $2.2 million due to $0.7 million of sublease income recorded in the three months ended June 30, 2024 and the loss on extinguishment of the Hercules credit facility recorded in the three months ended June 30, 2023. For more information, see Note 9, Notes Payable, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. This increase was partially offset by a decrease in interest income of $0.5 million and an increase in interest expense of $0.3 million as a result of higher interest rates and a higher borrowing base as compared to the same period in the prior year.

Comparison of Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

Revenue

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Revenue:
Collaboration revenue - related party	$—	$125,951	$(125,951)
Total revenue	—	125,951	(125,951)
Operating expenses:
Research and development	39,577	90,761	(51,184)
General and administrative	31,525	50,521	(18,996)
Collaboration (profit) loss sharing - related party	(171)	5,713	(5,884)
Total operating expenses	70,931	146,995	(76,064)
Loss from operations	(70,931)	(21,044)	(49,887)
Other income (expense):
Interest income	2,878	2,758	120
Interest expense	(8,110)	(5,135)	(2,975)
Other income (expense)	3,160	(1,201)	4,361
Total other expense, net	(2,072)	(3,578)	1,506
Net loss	$(73,003)	$(24,622)	$(48,381)

Total revenue was $0 million and $126.0 million for the six months ended June 30, 2024 and 2023, respectively. The change in revenue as compared to the prior period was primarily due to the milestone payment received from our collaborator Nestlé, upon FDA approval of VOWST in the second quarter of 2023. In the current period, we did not recognize any revenue under the 2016 License Agreement with Nestlé. For additional information, see Note 13, Revenue from Contracts with Customers, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.

Research and Development Expenses

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Microbiome therapeutics platform and research and development operations	$16,700	$26,770	$(10,070)
VOWST	1,061	15,057	(13,996)
SER-155	4,607	3,643	964
Early stage programs	91	826	(735)
Total direct research and development expenses	22,459	46,296	(23,837)
Personnel-related (including stock-based compensation)	17,118	44,465	(27,347)
Total research and development expenses	$39,577	$90,761	$(51,184)

Research and development expenses were $39.6 million for the six months ended June 30, 2024 and $90.8 million for the six months ended June 30, 2023. The decrease of $51.2 million was primarily due to the following:

•
a decrease in personnel-related costs of $27.3 million primarily due to a decrease of $14.9 million in salaries, bonus, and employee benefits expenses as a result of the restructuring plan implemented in 2023, a decrease of $8.7 million resulting from the capitalization of labor costs into inventory following FDA approval of VOWST, and a decrease of $5.1 million in stock-based compensation expense, which was primarily as a result of options and awards with performance conditions that were achieved during the three months ended June 30, 2023, partially offset by an increase of $1.4 million in payroll taxes related to tax credits we received during the three months ended March 31, 2023;
•
a decrease of $14.0 million in expenses related to our VOWST program due to a decrease in facilities, lab supplies and consumables of $4.9 million and a decrease in contract manufacturing costs of $4.1 million, as we have capitalized manufacturing and overhead costs into inventory in conjunction with the commercialization of VOWST, a $2.8 million decrease in consulting expenses, and a $2.2 million decrease in clinical trials and analytical testing costs due to reduced clinical work with respect to VOWST as a result of commercialization;
•
a decrease of $10.1 million in expenses related to our microbiome therapeutics platform and research and development operations, primarily due to a decrease of $7.8 million related to the capitalization of costs that relate to VOWST manufacturing into inventory, a decrease in employee-related costs of $2.4 million primarily due to a reduction in the use of contractors following the implementation of the restructuring plan, a decrease in consulting expenses of $1.7 million, and a decrease of $0.8 million in clinical trial, analytical and other manufacturing costs, partially offset by $2.7 million of impairment charges related to our idled donor collection facility in Cambridge, Massachusetts; and
•
a decrease of $0.7 million in expenses related to our early stage programs due to the restructuring plan;

partially offset by:

•
an increase of $1.0 million in expenses related to our SER-155 program primarily due to an increase in clinical trial costs as the Phase 1b trial advanced.

General and Administrative Expenses

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Personnel related (including stock-based compensation)	$12,582	$19,800	$(7,218)
Professional fees	7,770	19,300	(11,530)
Facility-related and other	11,173	11,421	(248)
Total general and administrative expenses	$31,525	$50,521	$(18,996)

General and administrative expenses were $31.5 million for the six months ended June 30, 2024 compared to $50.5 million for the six months ended June 30, 2023. The decrease of $19.0 million was primarily due to the following:

•
a decrease in personnel related costs of $7.2 million primarily due to a decrease in salaries, bonus, employee benefits expenses, and stock-based compensation expenses due to the restructuring plan that was implemented in 2023;
•
a decrease in professional fees of $11.5 million primarily due to a decrease in professional services, consulting, and recruiting fees; and
•
a decrease in facility-related and other costs of $0.2 million primarily related to information technology costs, laboratory and office rent expenses, license costs and office supplies.

Collaboration (Profit) Loss Sharing - related party

Collaboration (profit) loss sharing – related party resulted in $0.2 million of income to us for the six months ended June 30, 2024, compared to $5.7 million of expense for the six months ended June 30, 2023. Beginning with the commercial launch of VOWST in June 2023, we record our share of the net profits and losses from the sales of VOWST, which are recorded by Nestlé and include gross sales net of discounts, rebates, allowances, and other applicable deductions, as collaboration (profit) loss sharing - related party. Our share of VOWST net profits and loss also includes commercial and medical affairs expenses incurred by us. For the six months ended June 30, 2024 and 2023, our share of the VOWST net loss was $13.8 million and $2.1 million, respectively. We also record as collaboration (profit) loss sharing - related party our net profit on the transfer of VOWST to Nestlé. For the six months ended June 30, 2024 and 2023, these amounts were $13.9 million and $1.3 million, respectively, in net profit. For the six months ended June 30, 2023, collaboration (profit) loss sharing – related party also included $4.8 million of net loss related to pre-launch expenses.

The components of the collaboration (profit) loss sharing - related party are as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Share of VOWST net loss	$13,766	$2,141
Profit on transfer of VOWST inventory to Nestlé	(13,937)	(1,273)
Collaboration (profit)/loss related to pre-launch activities	-	4,845
Total collaboration (profit) loss sharing - related party	$(171)	$5,713

Other Expense, Net

Other expense, net for the six months ended June 30, 2024 and 2023 was $2.1 million and $3.6 million, respectively. The decrease in other expense, net was primarily due to an increase in interest income of $0.1 million and an increase in other income of $4.4 million primarily due to $2.0 million of foreign currency gains and $1.1 million of sublease income, partially offset by $0.3 million of loss on disposal of fixed assets. Additionally, during the six months ended June 30, 2023, we recognized $1.6 million of loss on extinguishment of the Hercules credit facility, which resulted in relatively higher other income during the six months ended June 30, 2024. This increase was partially offset by an increase in interest expense of $3.0 million as a result of higher interest rates and a higher borrowing base as compared to the same period in the prior year.

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

On August 5, 2024, we entered into the Purchase Agreement with SPN, pursuant to which we agreed, subject to the satisfaction or waiver of the conditions set forth therein, to sell our VOWST Business, including inventory and equipment, certain patents and patent applications, know-how, trade secrets, trademarks, domain names, marketing authorizations and related rights, documents, materials, business records and data and contracts that are used or held for use primarily in the development, commercialization and manufacturing of the Product to SPN and its designated affiliates, and SPN and its designated affiliates will assume certain liabilities from us. As consideration for the Transaction, SPN has agreed to pay us:

(i)
a cash payment, payable upon Closing, of $100 million, less approximately $17.9 million owed by us to an affiliate of SPN as of March 31, 2024 under the existing license agreement between us and the SPN affiliate, less approximately CHF2.0 million in satisfaction of fees due under an existing manufacturing agreement between us and Bacthera AG;
(ii)
cash installment payments of $50 million on January 15, 2025 and $25 million on July 1, 2025 (the "Installment Payments"), conditioned on our material compliance with obligations under the Transition Services Agreement (as described below) to be entered into at Closing between us and SPN;
(iii)
prepayment of the $60 million milestone payment tied to the achievement of worldwide annual net sales of the Product of $150 million (the "First Sales Milestone"), payable in cash at Closing or (the "Prepaid Milestone"), which Prepaid Milestone will accrue interest at a fixed rate of 10% per annum until the First Sales Milestone is achieved and 5% per annum thereafter until the earlier of (x) the date on which the Prepaid Milestone, plus accrued interest thereon, has been repaid in full by set-off and (y) the last day of the Milestone Period (as defined below); and
(iv)
future milestone payments of (x) $125 million tied to the achievement of worldwide annual net sales of the Product of $400 million and (y) $150 million tied to the achievement of worldwide annual net sales of the Product of $750 million, during the period from Closing until December 31 of the calendar year in which the tenth anniversary of Closing occurs (the "Milestone Period,") (together, the "Future Milestone Payments" and, together with the Prepaid Milestone, the "Milestone Payments").

As they are earned, the Milestone Payments will be satisfied as follows: (i) first, by set-off against all accrued interest on the Prepaid Milestone until the amount of such accrued interest has been paid in full, (ii) second, by set-off against the outstanding balance of the Prepaid Milestone until the Prepaid Milestone has been repaid in full and (iii) thereafter, in cash. If any amount of the Prepaid Milestone (and any accrued interest thereon) remains outstanding as of following the last day of the Milestone Period (defined below), the balance thereof (together with any interest accrued thereon) will be forgiven and the right of set-off of SPN with respect thereto will be deemed forfeited. The Installment Payment due on July 1, 2025 will be reduced by an amount related to certain employment obligations assumed by SPN through the period prior to the Closing date

We and SPN will share 50/50 in the net profit or net loss achieved during the Profit Sharing Period, with the net profit or net loss calculated as (i) the net sales of VOWST in the United States and Canada, plus (ii) other income received in connection with the grant of a license or sublicense with respect to VOWST in the United States and Canada as described in the Purchase Agreement, minus (iii) allowable expenses directly attributable or reasonably allocable to certain development activities, commercialization activities, medical affairs activities, manufacturing activities or other relevant activities, as described in the Purchase Agreement. During the Profit Sharing Period, we will reimburse SPN for (i) certain payments under the exclusive license agreement between us and Memorial Sloan Kettering Cancer Center, (ii) certain costs incurred in connection with an ongoing post-marketing safety study of VOWST and (iii) 80.1% of all rent and other costs due to the landlord under the lease for our Waltham facility.

The Closing is subject to the approval of the transaction by our stockholders and other customary conditions. As a condition to Closing, we and SPN will enter into the Securities Purchase Agreement, pursuant to which SPN will agree to purchase 14,285,715 shares of Common Stock at Closing, at a purchase price per share of $1.05, for an aggregate purchase price of $15 million.

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

In May 2021, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $150.0 million, from time to time, through an “at the market” equity offering program under which Cowen acts as sales agent. As of June 30, 2024, we have sold 23,732,829 shares of common stock under the Sales Agreement, at an average price of approximately $1.80 per share, raising aggregate net proceeds of approximately $41.0 million after deducting an aggregate commission of approximately 3% and other issuance costs.

As of June 30, 2024, we had cash and cash equivalents totaling $71.2 million and an accumulated deficit of $1,051.2 million. For the six months ended June 30, 2024, we incurred a net loss of $73.0 million, and used cash in operations of $75.0 million. We may seek to raise additional capital through financing or other transactions, including our at-the-market equity offering. Our future viability beyond 12 months from issuance of these condensed consolidated financial statements is dependent on our ability to raise additional capital to finance our operations. We expect that our operating losses and negative cash flows will continue for the foreseeable future.

Under applicable accounting standards, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within 12 months after the date the consolidated financial statements are issued. The receipt of potential funding from the Transaction, which is subject to stockholder approval, and the ability to obtain sufficient additional equity or debt financing with terms favorable or acceptable to us cannot be considered probable, as these events are outside of our control. See “Risk Factors—Risks Related to the Transaction and the Remaining Company.” Accordingly, management has concluded that these circumstances raise substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. We will need to generate significant revenues to achieve profitability, and we may never do so. Because of the numerous risks and uncertainties associated with the development of our current and any future product candidates, the development of our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses required for completing the research and development of our product candidates.

Restructuring Plan

In November 2023, we announced a restructuring plan to prioritize the commercialization of VOWST and the completion of the SER-155 Phase 1b study, while reducing costs and supporting longer-term business sustainability. The restructuring plan included (i) a reduction of our workforce by approximately 41% across the organization, resulting in the elimination of approximately 160 positions; (ii) significantly scaling back all non-partnered research and development activities other than the completion of the SER-155 Phase 1b study; and (iii) reducing general and administrative expenses, including consolidating office space. The restructuring plan was substantially implemented around the end of fiscal 2023. In connection with the restructuring plan, for the year ended December 31, 2023, we incurred approximately $5.6 million in restructuring costs, primarily related to the workforce reduction, of which $5.3 million are expected to result in cash expenditures, and the remaining $0.3 million relates to stock-based compensation expense associated with the acceleration of unvested equity awards. These costs were incurred in the fourth quarter of 2023. See Note 12, Restructuring, to our condensed consolidated financial statements included elsewhere in this Quarterly Report. The restructuring plan was expected to result in savings of approximately $75.0 million to $85.0 million in 2024, including approximately $35.0 million from the reduction in workforce. We are on track to achieve the estimated savings based on actual results for the first half of 2024 as compared to expenses incurred in the periods immediately prior to the restructuring.

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

Collaboration and Manufacturing Agreements

License Agreement with Société des Produits Nestlé S.A. (Nestlé)

In January 2016, we entered into the 2016 License Agreement with Nestec, Ltd., as succeeded by SPN, or, together with NHSc Rx License GmbH, their affiliates, and their subsidiaries, Nestlé, for the development and commercialization of certain of our product candidates in development for the treatment and management of CDI and IBD, including UC and Crohn’s disease. In exchange for the license, Nestlé agreed to pay us an upfront cash payment of $120.0 million, which we received in February 2016. Nestlé has also agreed to pay us tiered royalties, at percentages ranging from the high single digits to high teens, of net sales of certain products based on our microbiome technology that are being developed for the treatment of CDI and IBD, including VOWST, SER-262, SER-287 and SER-301, or collectively, the 2016 Collaboration Products, in markets outside of the United States and Canada, or the 2016 Licensed Territory. We are eligible to receive up to $285.0 million in development milestone payments, $375.0 million in regulatory payments and up to an aggregate of $1.1 billion for the achievement of certain commercial milestones related to the sales of 2016 Collaboration Products. The full potential value of the up-front payment and milestone payments payable by Nestlé is over $1.9 billion, assuming all products receive regulatory approval and are successfully commercialized. In September 2016, we received a

$10.0 million milestone payment associated with the initiation of the Phase 1b clinical study for SER-262 in CDI. In June 2017, we initiated a Phase 3 clinical study of VOWST (ECOSPOR III) in patients with multiply recurrent CDI. In July 2017, we received $20.0 million based on the achievement of this milestone under the 2016 License Agreement. In November 2018, we executed a letter agreement with Nestlé, or the Letter Agreement, modifying certain terms of the 2016 License Agreement. Under the Letter Agreement, Nestlé agreed to pay us the $20.0 million Phase 3 milestone payment upon commencement of the Phase 2b study for SER-287. In December 2018, we received $40.0 million in milestone payments in connection with the commencement of the Phase 2b study for SER-287. In August 2020, we received $10.0 million from Nestlé in connection with the initiation of the Phase 1b SER-301 study. To date, we have received $80.0 million in development milestones under the 2016 License Agreement with Nestlé.

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

Under the terms of the Bacthera Agreement, we agreed to pay Bacthera a total of at least 256 million CHF (or approximately $283 million using the USD/CHF exchange rate in effect as of June 30, 2024) for the initial term of the agreement, inclusive of the construction fees and annual operating fees. Bacthera is funding the majority of the construction costs and will own and control the manufacturing suite during construction. The construction fees that we are responsible for represent a small percentage of the overall construction costs and are payable upon the achievement of certain milestones related to the construction of the dedicated manufacturing suite. The annual operating fee includes the cost of a baseline annual batch production volume. We have also agreed to pay certain other ancillary fees and a per-batch fee in excess of the baseline batches. These fees are subject to adjustment during construction for certain items outside of Bacthera’s control and annually against an agreed index. We will supply the active pharmaceutical ingredients to Bacthera to enable it to perform the services and pay for certain other raw materials and manufacturing components, which will be acquired by Bacthera. See also Bacthera Long Term Manufacturing Agreement below and Risk Factors—Risks Related to our Dependence on Third Parties and Manufacturing—We rely on third parties for certain aspects of the manufacture of our product and product candidates, and we expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product and product candidates or that such quantities may not be available at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

Concurrently with the execution of the Purchase Agreement, we, SPN and Bacthera entered into an Assignment and Termination of Manufacturing Agreement, or the Termination of Bacthera Agreement, pursuant to which the parties agreed that concurrently with the Closing, we will assign to SPN the Bacthera Agreement, and, immediately thereafter, the Bacthera Agreement will be terminated by mutual agreement, upon the terms and subject to the conditions set forth therein. Pursuant to the Termination of Bacthera Agreement, concurrently with the Closing, SPN will pay a specified amount to Bacthera in full and final settlement of all outstanding liabilities owed to Bacthera pursuant to the Bacthera Agreement. See Risk Factors— Risks Related to the Transaction and the Remaining Company— The completion of the Transaction (as defined below) is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete, or unexpected delays in completing, the Transaction or any termination of the Purchase Agreement would have an adverse effect on the Company, its financial condition and results of operations.

Indebtedness

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

Our obligations under the Oaktree Credit Agreement and the other Loan Documents (as defined in the Oaktree Credit Agreement) will be guaranteed by any of our domestic subsidiaries that become Guarantors (as defined in the Oaktree Credit Agreement), subject to certain exceptions. Our and our Guarantors’, or collectively, the Loan Parties, respective obligations under the Oaktree Credit Agreement and the other Loan Documents are secured by first priority security interests in substantially all assets of the Loan Parties, including intellectual property, subject to certain customary thresholds and exceptions. As of June 30, 2024, there were no Guarantors.

The Oaktree Credit Agreement contains customary representations, warranties and affirmative and negative covenants, including a financial covenant requiring us to maintain certain levels of cash and cash equivalents in accounts subject to a control agreement in favor of the Agent of at least $30.0 million at all times commencing from 30 days after the Oaktree Closing Date and decreasing to $25.0 million of cash and cash equivalents in such controlled accounts after we borrow any Tranche B Loan. As of June 30, 2024, we were in compliance with all financial covenants pursuant to the Oaktree Credit Agreement.

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

On the Oaktree Closing Date, we issued to the Oaktree Lenders of such Tranche A Loan warrants to purchase 647,589 shares (subject to certain adjustments) of our common stock, or the Warrant, at an exercise price per share of $6.69. The Tranche A Warrant is immediately exercisable and the exercise period expires on April 26, 2030. Upon the funding of each of the Tranche B Loan and the Tranche C Loan, we are required to issue to the Oaktree Lenders of the Oaktree Term Loan warrants to purchase 264,922 shares (subject to certain adjustments) of the Company’s common stock on each such funding date at an exercise price equal to the trailing volume weighted average price of the Company’s common stock for the 30 trading days prior to the funding date for each tranche, or the Tranche B Warrant, and the Tranche C Warrant, respectively, and together the Additional Warrants. The Additional Warrants will be immediately exercisable upon issuance, and the exercise period will expire seven years from the date of issuance. As of June 30, 2024, given the anticipated Transaction and expected repayment of the Oaktree Term Loan, the probability of drawing the Tranche B and C Loans that would trigger the issuance of these warrants was deemed to be remote.

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

Under the Bacthera Agreement, approximately $28.1 million would be due to Bacthera upon their substantial completion of our dedicated production suite. However, we have identified certain incomplete elements of the project required to satisfy the “Substantial Completion” criteria as set forth in the Bacthera Agreement. We believe that it is probable that these elements can be completed in 2024 and discussions with Bacthera are continuing to align on the steps necessary to complete those steps and the related timing of any milestone payment. See “Bacthera Long Term Manufacturing Agreement” below.

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

Based on the above, we believe that we are not in default under the Oaktree Credit Agreement, and that the Agent does not have the right to accelerate the indebtedness or otherwise pursue remedies thereunder. If the Agent were to pursue any such actions, we intend to vigorously defend ourselves against them and to pursue any counterclaims available to us. We are attempting to resolve this matter with the Agent consensually. The Bacthera Agreement is being assigned and terminated as part of the Transaction. Pursuant to the termination of the Bacthera Agreement, SPN will pay a termination payment to Bacthera in full and final settlement of all outstanding liabilities owed to Bacthera.

The outstanding indebtedness under the Oaktree Credit Agreement, including accrued and unpaid interest, prepayment fees, and exit fees, will be repaid concurrent with the closing of the Transaction with Nestlé, as we are obligated to use the proceeds from the completion of the Transaction to fully retire our senior secured debt facility with Oaktree.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Cash used in operating activities	$(75,047)	$(10,600)
Cash provided by investing activities	1,240	13,256
Cash provided by financing activities	18,762	63,833
Net (decrease) increase in cash, cash equivalents and restricted cash	$(55,045)	$66,489

Operating Activities

During the six months ended June 30, 2024, operating activities used $75.0 million of cash, primarily due to a net loss of $73.0 million and changes in our operating assets and liabilities of $25.8 million, partially offset by non-cash charges of $23.7 million. Non-cash charges consisted of stock-based compensation expense of $12.0 million, $4.8 million related to the amortization of right-of-use assets, $3.0 million of depreciation and amortization, $1.0 million of amortization of debt issuance costs, $0.3 million loss on disposal of fixed assets, and $3.3 million of impairment charges related to our long-lived assets. These are partially offset by a $0.5 million decrease in the fair value of the Additional Warrants. Changes in our operating assets and liabilities during the six months ended

June 30, 2024 consisted of a decrease in operating lease liabilities of $2.3 million, and an increase in inventories of $23.4 million related to the capitalization of VOWST manufacturing costs during the period, an increase in collaboration receivable - related party of $9.9 million, partially offset by an increase in accrued expenses and other current and long-term liabilities of $5.8 million, a decrease in prepaid expenses and other current and other non-current assets of $2.5 million, an increase in deferred income - related party of $0.2 million, and an increase in accounts payable of $1.2 million.

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

Investing Activities

During the six months ended June 30, 2024, net cash provided by investing activities was $1.2 million, consisting of a $1.4 million sale of a restricted investment relating to a security deposit on one of our leases that was reclassified as restricted cash, partially offset by $0.2 million of purchases of property and equipment.

During the six months ended June 30, 2023, net cash provided by investing activities was $13.3 million, consisting of sales and maturities of investments of $23.0 million, partially offset by purchases of investments of $4.4 million and purchases of property and equipment of $5.3 million.

Financing Activities

During the six months ended June 30, 2024, net cash provided by financing activities was $18.8 million, consisting of $18.4 million from the issuance of common stock under our at the market equity program, net of issuance costs and $0.4 million in connection with the issuance of common stock under our 2015 Employee Stock Purchase Plan, or ESPP.

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

Funding Requirements

Our expenses may increase in connection with our ongoing commercialization activities, clinical development activities, and research and development activities. In addition, we expect to continue to incur additional costs associated with operating as a public company. We anticipate that our future expenses will increase if and as we:

•
commercialize and manufacture VOWST for adult patients with recurrent CDI with our collaborator, as adjusted if and upon the Closing of the Transaction;
•
continue the clinical development of SER-155 to potentially reduce incidences of gastrointestinal infections, resulting bloodstream infections, and GvHD in patients receiving allo-HSCT;
•
advance research and development activities supported by partnerships;
•
make strategic investments in manufacturing capabilities;
•
maintain and augment our extensive proprietary live biotherapeutic drug development know-how that may be used to support future research and development efforts, including our intellectual property portfolio and intellectual property that we may opportunistically acquire;
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

Because of the numerous risks and uncertainties associated with the development of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•
the timing and completion of the Transaction;
•
the significant costs, fees and expenses related to the Transaction;
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

Adequate additional funds may not be available to us on acceptable terms, or at all. Additionally, market volatility resulting from macroeconomic conditions, or other factors could also adversely impact our ability to access capital as and when needed. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as common stockholders. Our Hercules Loan Agreement included and our Oaktree Term Loan includes, and any additional debt financing and preferred equity financing, if available, may involve agreements that include, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additional debt or preferred equity financing may also require the issuance of warrants, which could potentially dilute our stockholders’ ownership interest.

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

As discussed in Note 1 of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within 12 months after the date the condensed consolidated financial statements are issued. The receipt of potential funding from the Transaction, which is subject to stockholder approval, or future equity issuances cannot be considered probable, as these events are outside of our control. Accordingly, management has concluded that these circumstances raise substantial doubt about our ability to continue as a going concern. Based on our currently available cash resources, our future operating plans, and the capital expected to be obtained from the Transaction, if consummated, and considering our ongoing obligations related to the Transaction, we anticipate being able to extend our cash runway into the fourth quarter of 2025, subject to material compliance with the TSA. Absent the Transaction, our currently available cash resources will fund our operations into the fourth quarter of 2024.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments was included in our Annual Report. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report, except as described below.

Asset Purchase Agreement

On August 5, 2024, we entered into the Purchase Agreement with SPN, pursuant to which we agreed, subject to the satisfaction or waiver of the conditions set forth therein, to sell the VOWST Business to Nestlé Health Science and Nestlé Health Science will assume certain liabilities from us, for the Transaction Consideration. Following the Closing, we expect to focus on advancing SER-155 and our other wholly-owned cultivated live biotherapeutic candidates to improve patient outcomes for medically vulnerable patient populations with potential to address large commercial opportunities. The Closing is subject to the approval of the Transaction by our stockholders, and other customary conditions. See Overview – VOWST for further details.

Bacthera Long Term Manufacturing Agreement

Our remaining commitments due under the Bacthera Agreement, inclusive of construction fees and annual operating fees, and using the USD/CHF exchange rate in effect as of June 30, 2024, total $270.4 million. Under the Bacthera Agreement, $28.1 million is due upon substantial completion of our dedicated production suite, which we believed had occurred in late 2023. Recent discussions between us and Bacthera have identified certain elements of the production suite construction currently missing that would be required to satisfy the substantial completion criteria as defined in the Bacthera Agreement. The Company believes that it is probable that these elements can be completed in 2024 and discussions with Bacthera are continuing in order to align on the steps necessary to remediate and the related timing of any milestone payment. Concurrently with the execution of the Purchase Agreement, we, SPN and Bacthera entered into an Assignment and Termination of Manufacturing Agreement (the "Termination of Bacthera Agreement"), pursuant to which the parties agreed that concurrently with the Closing, we will assign the Bacthera Agreement to SPN, and, immediately thereafter, the Bacthera Agreement will be terminated by mutual agreement, upon the terms and subject to the conditions set forth therein. Pursuant to the Termination of Bacthera Agreement, concurrently with the Closing, SPN will pay a specified amount to Bacthera in full and final settlement of all outstanding liabilities owed to Bacthera pursuant to the Bacthera Agreement. See Risk Factors—Risks Related to our Dependence on Third Parties and Manufacturing—We rely on third parties for certain aspects of the manufacture of our product and product candidates, and we expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product and product candidates or that such quantities may not be available at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts and — Risks Related to the Transaction and the Remaining Company— The completion of the Transaction (as defined below) is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete, or unexpected delays in completing, the Transaction or any termination of the Purchase Agreement would have an adverse effect on the Company, its financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Fluctuation Risk

We are exposed to market risk related to changes in interest rates.

As of June 30, 2024, we had outstanding borrowings under the Oaktree Term Loan. Borrowings under the Oaktree Term Loan bear interest at a rate per annum equal to three-month term Secured Overnight Financing Rate (subject to a 2.500% floor and a 5.000% cap), plus an applicable margin of 7.875%, payable quarterly in arrears. An immediate 10% change in the Secured Overnight Financing Rate would not have a material impact on our debt‑related obligations, financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to The Transaction and the Remaining Company

The completion of the Transaction (as defined herein) is subject to conditions, some or all of which may not be satisfied, or completed on a timely basis, if at all. Failure to complete, or unexpected delays in completing, the Transaction or any termination of the Purchase Agreement would have an adverse effect on the Company, its financial condition and results of operations.

On August 5, 2024, we and SPN entered into an Asset Purchase Agreement (the “Purchase Agreement”), pursuant to which we have agreed to sell our VOWST microbiome therapeutic business, including all inventory and equipment, certain patent rights, know-how, trade secrets, trademarks, domain names, marketing authorizations and related rights, documents, materials, business records and data and contracts that are used or held for use primarily in the development, commercialization and manufacturing of VOWST (the “VOWST Business”), to SPN (the “Transaction”). The completion of the Transaction is subject to a number of conditions, including the approval of the Transaction by our stockholders, which make the completion and timing of the Transaction uncertain. The failure to satisfy all of the required conditions could delay the completion of the Transaction for a significant period of time or prevent it from occurring at all. There can be no assurance that the conditions to the completion of the Transaction will be satisfied or waived or that the Transaction will be completed.

In addition, either we or SPN may terminate the Purchase Agreement under certain circumstances, including if the Transaction is not completed by February 6, 2025. In certain circumstances, upon termination of the Purchase Agreement, we would be required to pay $4.7 million to SPN for the reimbursement of expenses.

If the Transaction is not completed, we would be adversely affected and, without realizing any of the benefits of having completed the Transaction, will be subject to a number of risks, including the following:

•
the trading price of our common stock could decline;
•
if the Purchase Agreement is terminated and our board of directors seeks another strategic transaction, our stockholders cannot be certain that we will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that SPN has agreed to in the Purchase Agreement;
•
time and resources, financial and otherwise, committed by our management to matters relating to the Transaction could otherwise have been devoted to pursuing other beneficial opportunities;
•
failure to receive the Transaction Consideration could adversely impact our liquidity;
•
we would be unable to use the Transaction Consideration to fully repay the indebtedness under the Oaktree Credit Agreement, leaving the matter of the defaults alleged by Oaktree, and our belief that it is not in default, unresolved;
•
the obligation to pay an approximately $28 million milestone payment that will be due to Bacthera upon Bacthera’s substantial completion of our dedicated production suite would not be assumed by SPN, we will remain obligated to make this milestone payment to Bacthera upon their substantial completion of the project, and Bacthera may allege claims of non-performance by us or may seek to collect this milestone payment from us even though we believe the “substantial completion” criteria set forth in the Bacthera Agreement have not been satisfied as of the date of this quarterly report;
•
we may experience negative reactions from the financial markets or from its customers, suppliers, partners or employees; and
•
we will generally be required to pay its expenses relating to the Transaction, such as legal, accounting and financial advisory fees, whether or not the Transaction is completed.

In addition, if the Transaction is not completed, we could be subject to litigation related to any failure to complete the Transaction. Any of these risks could materially and adversely impact our business, financial condition, results of operations and the trading price of shares of our common stock.

Similarly, delays in the completion of the Transaction could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with delay and uncertainty about completion of the Transaction and could materially and adversely impact our business, financial condition, results of operations and the trading price of shares of our common stock.

The amount of the Transaction Consideration we will receive in the Transaction is subject to various risks and uncertainties.

In connection with the Transaction, SPN will assume certain liabilities with respect to the VOWST Business and pay to us:

•
a cash payment, payable upon Closing, of $100 million, less approximately $17.9 million owed by us to SPN as of March 31, 2024 under the existing license agreement between us and the SPN affiliate, less approximately CHF2.0 million in satisfaction of fees due under the Bacthera Agreement;
•
cash Installment Payments of $50 million on January 15, 2025 and $25 million on July 1, 2025, conditioned on our material compliance with obligations under the Transition Services Agreement to be entered into at Closing between us and SPN;
•
prepayment of the $60 million Prepaid Milestone tied to the achievement of the First Sales Milestone of worldwide annual net sales of the Product of $150 million, payable in cash at Closing, which Prepaid Milestone will accrue interest at a fixed rate of 10% per annum until the First Sales Milestone is achieved and 5% per annum thereafter until the earlier of (x) the date on which the Prepaid Milestone, plus accrued interest thereon, has been repaid in full by set-off and (y) the last day of the Milestone Period; and
•
future Milestone Payments of (x) $125 million tied to the achievement of worldwide annual net sales of the Product of $400 million and (y) $150 million tied to the achievement of worldwide annual net sales of the Product of $750 million, during the Milestone Period from Closing until December 31 of the calendar year in which the tenth anniversary of Closing occurs.

As they are earned, the Milestone Payments will be satisfied as follows: (1) first, by set-off against all accrued interest on the Prepaid Milestone, (2) second, by set-off against the outstanding balance of the Prepaid Milestone until the Prepaid Milestone has been repaid in full and (3) thereafter, in cash. If any amount of the Prepaid Milestone (and any accrued interest thereon) remains outstanding as of following the last day of the Milestone Period (defined below), the balance thereof (together with any interest accrued thereon) will be forgiven and the right of set-off of SPN with respect thereto will be deemed forfeited. The Installment Payment due on July 1, 2025 will be reduced by an amount related to certain employment obligations assumed by SPN through the period prior to the Closing Date.

The Installment Payments and the Milestone Payments are subject to various risks and uncertainties. We must be in material compliance with our obligations under the Transition Services Agreement in order to receive the Installment Payments and, if we are not or if there is a dispute as to compliance, such payments could be withheld or delayed pending resolution. The Milestone Payments will be based on the achievement of specified worldwide net sales targets for the Product. Interest on the Prepaid Milestone will accrue and will reduce any corresponding Milestone Payments based on the length of time it takes to achieve the milestones. It is not possible to determine with precision as of the date of this Quarterly Report on Form 10-Q the amount or timing of worldwide net sales the Product will generate in the future and, therefore, it is possible that the Milestone Payments will not be earned or will be limited by lower Product net sales than anticipated. The specified worldwide net sales targets for the Product were based on certain assumptions about the future financial performance of the Product, and there can be no assurance that such projections will be achieved or that the Milestone Payments will become payable.

Further, during the Profit Sharing Period (as defined herein), we will be entitled to receive 50% of all net profit and will bear 50% of all net loss, as applicable (the “Profit Sharing Payments”). Amounts payable or due under the Profit Sharing Payments are uncertain and could result in financial losses or financial gains that are less than expected.

The Purchase Agreement contains provisions that limit our ability to pursue alternatives to the Transaction, which could discourage a third party from making a favorable alternative transaction proposal, and provides that, in specified circumstances, we would be required to reimburse SPN for certain of its expenses.

The Purchase Agreement contains non-solicitation provisions that make it substantially more difficult for us to sell our assets or engage in an acquisition of the Company with a party other than SPN. Specifically, we agreed, subject to certain exceptions with respect to unsolicited bids and the exercise of fiduciary duties by our board of directors, not to directly or indirectly solicit a proposal for an alternative transaction from a third party or to enter into discussions concerning, or provide confidential information in connection with any submission, announcement, proposal or offer that would reasonably be expected to lead to a proposal for an alternative transaction from a third party.

These non-solicitation provisions, among others contained in the Purchase Agreement, could discourage a third party that might have an interest in acquiring all or substantially all of our assets or our common stock from considering or proposing such an acquisition, even if that party were prepared to pay consideration with a higher value than the consideration paid by SPN.

In certain circumstances, upon termination of the Purchase Agreement, we would be required to pay $4.7 million to SPN for the reimbursement of expenses.

We will incur significant expenses in connection with the Transaction, regardless of whether the Transaction is completed.

We expect to incur significant expenses related to the Transaction. These expenses include, but are not limited to, financial advisory and opinion fees and expenses, legal fees, accounting fees and expenses, certain employee expenses, filing fees, printing expenses and other related fees and expenses. Many of these expenses will be payable by us regardless of whether the Transaction is completed.

Further, if the Transaction is completed, we will enter into the TSA, which will provide for services to be performed by us in order to facilitate a smooth transition of the business associated with the VOWST Business to Nestlé. Performance of our obligations under the TSA will incur significant financial costs and the focus and attention of our management and employee resources may be diverted from our remaining business.

The announcement and pendency of the Transaction, whether or not consummated, may adversely affect our business and operations.

The announcement and pendency of the Transaction, whether or not consummated, may adversely affect the trading price of our common stock as well as our relationships with existing or potential suppliers, customers, vendors, distributors, licensors, licensees, collaboration partners and other business partners, and may have an adverse effect on the business, financial condition and results of operations of the Company. The pending Transaction may cause such counterparties to seek to change existing business relationships with the Company or the VOWST Business, to forego new relationships or to enter into alternative agreements with our competitors because business partners may perceive that such new relationships are likely to be more stable.

In addition, current and prospective employees of the Company, including of the VOWST Business, may feel uncertain about their roles within the Company or the VOWST Business prior to and following the completion of Transaction, which may have an adverse effect on our ability to attract or retain key management personnel or other key employees. If key employees depart, the business of the Company, its financial condition and its results of operations may be adversely impacted.

The focus and attention of our management and employee resources may also be diverted from operational matters during the pendency of the Transaction to focus on integration matters and the consummation of the Transaction.

Lawsuits may be filed against us challenging the Transaction and an adverse ruling in any such lawsuit may prevent the Transaction from being completed or from being completed within the expected time frame.

One of the conditions to the completion of the Transaction is the absence of any judgment or law issued or enacted by any governmental entity of competent jurisdiction, in each case that has been entered and remains in effect that prevents, enjoins, renders illegal or prohibits the consummation of the Transaction. Accordingly, if litigation is filed challenging the Transaction and a plaintiff is successful in obtaining an order enjoining completion of the Transaction, then such order may prevent the Transaction from being completed or from being completed within the expected time frame.

We may not be able to realize the anticipated benefits of the Transaction.

We may not be able to realize the anticipated benefits from the Transaction, including potentially deploying the proceeds from the Transaction to advance our pipeline of wholly-owned cultivated live biotherapeutic candidates. Our ability to realize the anticipated benefits of the Transaction and the success of the remaining company is subject to various risks and uncertainties, including the possibility that we may not be able to successfully use our live biotherapeutics platform to build a pipeline of product candidates and develop additional marketable drugs, and the possibility that we will not be able to obtain, or experience delays in obtaining, required regulatory approvals.

We may also face new challenges operating as a smaller company as a result of the completion of the Transaction, including:

•
maintaining employee morale and retaining key management and other employees;
•
retaining existing business and operational relationships, including with third parties, employees and other counterparties, as may be impacted by contracts containing consent and/or other provisions that may be triggered by the Transaction, or with counterparties that otherwise prefer to transact with larger companies (or will only transact with smaller companies on less favorable terms); and
•
raising capital on favorable terms in debt or equity markets.

Following the Transaction, we will be a smaller, less diversified company.

If consummated, the Transaction will result in the Company being a smaller, less diversified company with a more limited remaining business concentrated on SER-155, which is currently being evaluated in a Phase 1b study in patients undergoing allogeneic hematopoietic stem cell transplantation to reduce the incidence of graft-versus-host disease, and our other wholly-owned cultivated live biotherapeutic candidates. As a result, we may be more susceptible to changing market conditions, including fluctuations and risks particular to preclinical and clinical-stage companies, than a more diversified company, which could adversely affect our remaining business, financial condition and results of operations. In addition, the diversification of our revenues, costs and cash flows will diminish following the Transaction, such that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and our ability to fund capital expenditures and investments or satisfy other financial commitments may be diminished.

In addition, we will need to secure additional funding to maintain operations beyond our current cash runway, which, with the cash payable upon Closing and the Installment Payments expected to be obtained from the Transaction, if consummated, we anticipate being able to extend into the fourth quarter of 2025, subject to performance under the TSA. However, due to our smaller business size and the early stage of development of our remaining assets, there can be no assurance that we will be able to raise the required capital on favorable terms, or at all. This potential inability to obtain necessary funding could have a material adverse effect on our growth prospects, financial condition, and results of operations.

We will have broad discretion as to the use of the proceeds from the Transaction, and may not use the proceeds effectively.

We are obligated to use the proceeds from the completion of the Transaction to fully repay our indebtedness under the Oaktree Credit Facility. We will have broad discretion with respect to the use of the remaining proceeds of the Transaction, including to support the further advancement of SER-155 and our other cultivated live biotherapeutic product candidates. The results and effectiveness of the use of proceeds are uncertain, and we could spend the proceeds in ways that do not improve our remaining business, financial condition or results of operations. Our failure to apply these funds effectively could have an adverse effect on its business, financial condition and results of operations.

Risks Related to Our Financial Position and Need for Additional Capital

We are a commercial-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $113.7 million for the year ended December 31, 2023, and $73.0 million for the six months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $1,051.2 million. As noted elsewhere in this Quarterly Report on Form 10-Q, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To date, we have financed our operations through the public offerings of our common stock, private placements of our common stock and preferred stock, payments under our collaboration agreements, and loan facility. We have devoted substantially all of our financial resources and efforts to developing our microbiome therapeutics platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We have only had one product, VOWST, which was approved for marketing in the United States to prevent the recurrence of CDI in individuals 18 years of age and older following antibacterial treatment for recurrent CDI on April 26, 2023, and launched in June 2023. We have not completed development of any of our other product candidates, which we call live biotherapeutic candidates, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future. While we plan to focus our investment on supporting commercialization of VOWST and on our SER-155 Phase 1b study until the completion of the Transaction, if consummated, and on completing our SER-155 Phase 1b study and advancing our other wholly-owned cultivated live biotherapeutic candidates following the completion of the Transaction, if consummated, our expenses may increase substantially in connection with our ongoing and future activities, particularly if and as we:

•
commercialize and manufacture VOWST for adult patients with recurrent CDI with our collaborator Nestlé, as adjusted if and upon the Closing of the Transaction;
•
continue the clinical development of SER-155 to potentially reduce incidences of gastrointestinal infections, resulting bloodstream infections, and GvHD in patients receiving allo-HSCT;
•
advance research and development activities supported by partnerships;
•
make strategic investments in manufacturing capabilities;
•
maintain and augment our extensive proprietary live biotherapeutic drug development know-how that may be used to support future research and development efforts, including our intellectual property portfolio and intellectual property that we may opportunistically acquire;
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

Based on our currently available cash resources, our future operating plans, and the capital expected to be obtained from the Transaction, if consummated, and considering our ongoing obligations related to the Transaction, we anticipate being able to extend our cash runway into the fourth quarter of 2025, subject to material compliance with the TSA, and we will require additional funding at that time. See “Risk Factors—Risks Related to the Transaction and Remaining Company.” Because the ability to obtain sufficient capital from the Transaction, if consummated, or additional equity or debt financing with terms favorable or acceptable to us cannot be considered probable according to the applicable accounting standards because they are outside our control, there is substantial doubt about our ability to continue as a going concern for at least 12 months from the date that our consolidated financial statements for the three and six months ended June 30, 2024 were issued. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments to reflect the possible inability of the Company to continue as a going concern within 12 months after the issuance of such financial statements.

We will need additional funding in order to complete development of our product candidates and commercialize VOWST and our product candidates, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

Our expenses may increase in connection with our ongoing activities, particularly if and as we scale up manufacturing operations and continue the commercialization of VOWST (until the completion of the Transaction, if consummated), continue the SER-155 Phase 1b study, and research, develop and initiate clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur costs related to product manufacturing and commercialization, including marketing, sales and distribution, and may not generate meaningful product revenues or collaboration profit in the near future. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any current or future commercialization efforts.

As noted above, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. Our future capital requirements will depend on many factors, including:

•
the timing and completion of the Transaction;
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

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay, or discontinue one or more of our research or development programs or the commercialization of VOWST (until the completion of the Transaction, if consummated) or any product candidates, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially adversely affect our business, financial condition and results of operations.

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

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

Other than VOWST, we are early in our development efforts of our product candidates and may not be successful in our efforts to use our reverse translational platform to build a pipeline of product candidates and develop additional marketable drugs.

We are using our reverse translational platform to develop live biotherapeutic candidates. Other than VOWST, which launched in the United States in June 2023, we are at an early stage of development of our product candidates and our platform has not yet, and may never, lead to other approvable or marketable drugs. We are developing additional product candidates that we intend to develop to reduce infection and treat diseases where the microbiome is implicated. We may have problems applying our technologies to these areas, and our product candidates may not be effective in reducing infection and disease. Our product candidates may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and, if approved, achieve market acceptance.

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

Our reverse translational microbiome therapeutics platform relies on third parties for biological materials, including human stool. Some biological materials have not always met our expectations or requirements, and any disruption in the supply of these biological materials could materially adversely affect our business. For example, if any supplied biological materials are contaminated with disease organisms, we would not be able to use such biological materials. Although we have control processes and screening procedures, biological materials are susceptible to damage and contamination and may contain active pathogens. Improper storage of these materials, by us or any third-party suppliers, may require us to destroy some of our materials or products, which could delay the development or commercialization of VOWST (until the completion of the Transaction, if consummated) or our product candidates.

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

In addition, we cannot be certain as to what type and how many clinical trials the FDA, or other regulatory authorities, will require us to conduct before we may successfully gain approval to market any of our product candidates. Prior to approving a new therapeutic product, the FDA (or other regulatory authorities) generally requires that safety and efficacy, or with respect to biological products such as our live biotherapeutic candidates, safety, purity and potency, be demonstrated in two adequate and well-controlled clinical trials. In some situations, evidence from a Phase 2 trial and a Phase 3 trial or from a single Phase 3 trial can be sufficient for FDA approval, such as in cases where the trial or trials provide highly reliable and statistically strong evidence of an important clinical benefit.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and similar regulatory authorities outside the United States. Failure to obtain marketing approval for a product candidate in any jurisdiction will prevent us and our collaborators from commercializing the product candidate in that jurisdiction and may affect our plans for commercialization in other jurisdictions as well. Other than FDA approval for VOWST in the United States to prevent the recurrence of CDI in individuals 18 years of age and older following antibacterial treatment for recurrent CDI, we have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third parties to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy, or with respect to biologics such as our live biotherapeutic candidates, safety, purity and potency. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, risky and may take many years. The scope and amount of clinical data required to obtain marketing approvals can vary substantially from jurisdiction to jurisdiction, and it may be difficult to predict whether a particular regulatory body will require additional or different studies than those conducted by a sponsor, especially for novel product candidates such as our live biotherapeutic candidates. The FDA or foreign regulatory authorities may delay, limit, or deny approval to market our product candidates for many reasons, including: our inability to demonstrate that the clinical benefits of our product candidates outweigh any safety or other perceived risks; the regulatory authority’s disagreement with the interpretation of data from nonclinical or clinical studies; the regulatory authority’s requirement that we conduct additional preclinical studies and clinical trials; changes in marketing approval policies during the development period; changes in or the enactment of additional statutes or regulations, or changes in regulatory review process for each submitted product application; or the regulatory authority’s failure to approve the manufacturing processes or third-party manufacturers with which we contract. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission's proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council (not expected before early 2026) and may have a significant impact on the biopharmaceutical industry in the long term.

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

The development of therapeutic products targeting the underlying biology of the human microbiome is an emerging field, and it is possible that the FDA and other regulatory authorities could issue regulations or new policies in the future that could adversely affect our live biotherapeutic candidates.

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

Risks Related to our Dependence on Third Parties and Manufacturing

The collaboration and license agreements with Société des Produits Nestlé S.A. ("SPN") and NHSc Rx License GmbH (collectively, and together with their affiliates and subsidiaries, "Nestlé") are important to our business. If we or Nestlé fail to adequately perform under these agreements, or if we or Nestlé terminate the agreements, the development and commercialization of our CDI and IBD product candidates and/or VOWST could be adversely affected, delayed or terminated and our business would be adversely affected.

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

Third-party manufacturers may not be able to comply with current good manufacturing processes, or cGMP, regulations or similar regulatory requirements inside or outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. Some of the contract manufacturers we rely on to produce VOWST or our product candidates have never produced any other FDA-approved therapeutic. One of the contract manufacturers on which we rely, Bacthera, is constructing a dedicated production suite to manufacture VOWST and our product candidates. We initially believed this dedicated production suite was substantially completed in late 2023, however, recent discussions between us and Bacthera have identified certain elements of the production suite construction currently missing that would be required to satisfy the substantial completion criteria as defined in the Bacthera Agreement. We believe that it is probable that the missing elements can be remediated during the year ending December 31, 2024 and discussions with Bacthera are continuing in order to align on the steps necessary to complete that remediation and the related timing of the milestone payment. However, we cannot provide assurance that these discussions will be successful. Moreover, upon completion, the dedicated production suite may not be approved by the FDA for the manufacture of VOWST. In addition, upon consummation of the Transaction, the liabilities constituting the substantial completion milestone payment will be assumed by Nestlé and Nestlé will be obligated to make this milestone payment to Bacthera upon their substantial completion of the project. If our manufacturers are unable to comply with cGMP regulation or similar regulatory requirements outside the United States or if the FDA or other regulatory authorities do not approve their facility upon a pre-approval inspection, our therapeutic candidates may not be approved or may be delayed in obtaining approval. In addition, there are a limited number of manufacturers that operate under cGMP regulations and similar regulatory requirements outside the United States that might be capable of manufacturing our products. Therefore, our product candidates and any future products that we may develop may compete with other products for access to manufacturing facilities. Any failure to gain access to these limited manufacturing facilities could severely impact the clinical development, marketing approval and commercialization of our product candidates.

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

The development and commercialization of new drug and biologic products is highly competitive and is characterized by rapid and substantial technological development and product innovations. We and our collaborators face competition with respect to VOWST and our other current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. We are aware of a number of large pharmaceutical and biotechnology companies, as well as smaller, early-stage companies, that are pursuing the development or commercialization of products, including live biotherapeutics, for reducing CDI and other disease indications we are targeting. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others may be based on entirely different approaches. For example, FMT is a procedure that has resulted in reports of high success rates for recurrent CDI. Potential competitors also include academic institutions, government agencies, not-for-profits, and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we have or may in the future develop. Our competitors also may obtain FDA or other regulatory approval for their product candidates more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market, especially for any competitor developing a live biotherapeutic which will likely share our same regulatory approval requirements. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic or biosimilar products.

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

We currently hold $10.0 million in product liability insurance coverage in the aggregate, with a per occurrence limit of $10.0 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials, increase commercialization of VOWST (until the completion of the Transaction, if consummated), or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Our patent portfolio currently includes 21 active patent application families (which includes exclusive licenses to certain IP from Memorial Sloan Kettering Cancer Center). Of these, 20 applications have been nationalized and one is at the PCT stage. While we have obtained 31 issued U.S. patents and 1 allowed U.S. patent application, we cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents or our current patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, we are pursuing claims to therapeutic, binary compositions of certain bacterial populations. Any claims that may issue may provide coverage for such binary compositions and/or their use. However, there can be no assurance that an alternative composition that may fall outside the scope of such claims will not be equally effective. Further, given that VOWST is a complex composition with some variation from lot-to-lot and that, likewise, third-party compositions may have similar complexity and variability, it is possible that a patent claim may provide coverage for some but not all lots of a product, product candidate or third-party product. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.

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

Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell VOWST and our product candidates, if approved, and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. While no such litigation has been brought against us and we have not been held by any court to have infringed a third party’s intellectual property rights, we cannot guarantee that our technology, VOWST or our product candidates, or use of VOWST or our products do not infringe third-party patents. In addition, in connection with the Transaction and pursuant to the Purchase Agreement, we expect to transfer certain patents and trademarks affiliated with the VOWST Business to Nestlé at Closing. If there are any issues related to enforcing our patents or trademarks, it could impact the Closing of the Transaction.

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

On April 27, 2023, we entered into the Oaktree Credit Agreement, which establishes a term loan facility of $250.0 million, consisting of (i) the Tranche A Loan, funded on the Oaktree Closing Date, (ii) the Tranche B Loan, that we may borrow subject to certain conditions, (iii) the Tranche C Loan, that we may borrow subject to certain conditions, and (iv) the Tranche D Loan, available in Oaktree's sole discretion (collectively with the Tranche A Loan, the Tranche B Loan, the Tranche C Loan, and the Tranche D Loan, the “Oaktree Term Loan”). We may draw the Tranche B Loan until September 30, 2024, if VOWST net sales for the trailing six consecutive months are at least $35.0 million and at least 4.5% greater in the calendar quarter prior to the Applicable Funding Date (as defined in the Oaktree Credit Agreement) over the calendar quarter immediately preceding it. We may draw the Tranche C Loan until September 30, 2025, if VOWST net sales for the trailing 12 consecutive months are at least $120.0 million and at least 4.5% greater in each of the two calendar quarters prior to the Applicable Funding Date relative, in each case, to the calendar quarter immediately preceding it. However, given the anticipated Transaction (as defined herein) and expected repayment of the Oaktree Loan, the probability of drawing the Tranche B and C Loans is deemed to be remote. The Oaktree Term Loan has a maturity date of April 27, 2029 (the “Oaktree Maturity Date”).

Our obligations under the Oaktree Credit Agreement and the other Loan Documents (as defined in the Oaktree Credit Agreement) will be guaranteed by any of our domestic subsidiaries that become Guarantors (as defined in the Oaktree Credit Agreement), subject to certain exceptions. Our and our Guarantors’ (collectively, the “Loan Parties”) respective obligations under the Oaktree Credit Agreement and the other Loan Documents are secured by first priority security interests in substantially all assets of the Loan Parties, including intellectual property, subject to certain customary thresholds and exceptions. As of June 30, 2024, there were no Guarantors.

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
As of June 30, 2024, we were in compliance with all financial covenants pursuant to the Oaktree Credit Agreement.

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

Under the Bacthera Agreement, approximately $28.1 million would be due to Bacthera upon their substantial completion of our dedicated production suite. However, we have identified certain incomplete elements of the project required to satisfy the “Substantial Completion” criteria as set forth in the Bacthera Agreement. We believe that it is probable that these elements can be completed in 2024 and discussions with Bacthera are continuing to align on the steps necessary to complete those steps and the related timing of any milestone payment.

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

Acquisitions, dispositions, or joint ventures could disrupt our business, cause dilution to our stockholders and otherwise harm our business.

We may from time to time acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, technology licenses, investments in complementary businesses, or dispose of assets. We have not made any acquisitions to date, and our ability to do so successfully is unproven. On August 5, 2024, we entered into the Purchase Agreement with Nestlé pursuant to which we have agreed to sell our VOWST microbiome therapeutic business, including all inventory and equipment, certain patents and patent applications, know-how, trade secrets, trademarks, domain names, marketing authorizations and related rights, documents, materials, business records and data and contracts that are used or held for use primarily in the development, commercialization and manufacturing of VOWST. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:

•
disruption in our relationships with future customers or with current or future distributors or suppliers as a result of such a transaction;
•
unanticipated liabilities related to acquired companies or disposed assets or businesses;
•
additional exposure to cybersecurity risks and vulnerabilities from any newly acquired information technology infrastructure;
•
difficulties retaining or integrating acquired personnel, technologies and operations;
•
diversion of management time and focus from operating our business to transaction, acquisition integration, or disposition-related challenges;
•
increases in our expenses and reductions in our cash available for operations and other uses;
•
possible write-offs or impairment charges relating to acquired or disposed businesses; and
•
inability to develop a sales force for any additional product candidates.

Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

Also, the anticipated benefit of any acquisition or disposition may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing or size of future joint ventures or acquisitions or dispositions, or the effect that any such transactions might have on our operating results.

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

We are a “smaller reporting company” as defined under the rules promulgated under the Exchange Act. We will remain a smaller reporting company until the fiscal year following the determination that both (i) the value of our voting and non-voting common shares held by non-affiliates is more than $250.0 million measured on the last business day of our second fiscal quarter and (ii) our annual revenues are more than $100.0 million during the most recently completed fiscal year and the value of our voting and non voting common shares held by non-affiliates is $700.0 million or more as measured on the last business day of our second fiscal quarter. Smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, or supplemental financial information.

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

Our stock price is likely to be volatile. Furthermore, the stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for their common stock. The market price for our common stock may be influenced by many factors, including:

•
our ability to obtain stockholder approval and realize the benefits of the Transaction with Nestlé;
•
our ability to execute and realize the benefits of strategic plans, such as the restructuring plan we announced in November 2023;
•
our requirement for additional funding by the fourth quarter of 2025 (or, if the Transaction is not consummated, the fourth quarter of 2024);
•
our continued compliance with stock exchange listing standards;
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

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.11††	Asset Purchase Agreement, dated August 5, 2024, by and between Seres Therapeutics, Inc. and Société des Produits Nestlé S.A.	8-K	001-37465	2.1	8/6/24

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Seres Therapeutics, Inc., dated June 27, 2023	8-K	001-37465	3.1	6/28/23

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Seres Therapeutics, Inc., dated April 5, 2024	8-K	001-37465	3.1	4/8/24

3.4	Amended and Restated Bylaws	8-K	001-37465	3.1	1/2/24

10.1	Form of Securities Purchase Agreement, by and between Seres Therapeutics, Inc. and Société des Produits Nestlé S.A.	8-K	001-37465	10.1	8/6/24

10.2†	Form of Transition Services Agreement, by and between Seres Therapeutics, Inc. and Société des Produits Nestlé S.A.	8-K	001-37465	10.2	8/6/24

10.3	Form of Cross-License Agreement, by and between Seres Therapeutics, Inc. and Société des Produits Nestlé S.A.	8-K	001-37465	10.3	8/6/24

10.4	Form of Employee Support Agreement, by and between Seres Therapeutics, Inc. and Société des Produits Nestlé S.A.	8-K	001-37465	10.4	8/6/24

10.5†	Assignment and Termination of Manufacturing Agreement, dated August 5, 2024, by and between Seres and Bacthera AG					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

† Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K, Item 601(b)(10)(iv). Such omitted information is both (i) not material and (ii) the type that the Registrant treats as private or confidential.

†† Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERES THERAPEUTICS, INC.

Date: August 13, 2024	By:	/s/ Marella Thorell
Marella Thorell
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)