Form 10-Q
period 2024-09-30
Seres Therapeutics, Inc.
filed 2024-11-13
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 170,738,069 shares of common stock, $0.001 par value per share, outstanding.

Seres Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or the Quarterly Report, contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Quarterly Report, including without limitation statements regarding our future results of operations and financial position, requirement for additional funding, business strategy, ability to recognize the benefits of the Transaction (as defined herein), including the Transaction Consideration (as defined herein), prospective products, product approvals, research and development costs, timing and likelihood of success, our ability to continue as a going concern, our ability to transfer the listing of our common stock to The Nasdaq Capital Market, regain compliance with any applicable Nasdaq listing requirements, implement a reverse stock split, or the timing of any of the foregoing, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•
The total amount of the Installment Payments (as defined herein) and Milestone Payments (as defined herein) we will receive from the Transaction, and the amounts payable or due under the Profit Sharing Payments (as defined herein), are subject to various risks and uncertainties.
•
We may not be able to realize the anticipated benefits of the Transaction, and we may face new challenges as a smaller, less diversified company.

•
We will need additional funding in order to complete development of our product candidates and commercialize our product candidates, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or any potential future commercialization efforts.
•
We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.
•
We are a clinical-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
•
We rely on third parties for certain aspects of the manufacture of our product candidates and expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or that such quantities may not be available at an acceptable cost, which could delay, prevent or impair our development or any potential future commercialization efforts.
•
We have received a notice of the failure to satisfy a continued listing rule from The Nasdaq Stock Market LLC.
•
Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.
•
We are early in our development efforts of our product candidates and may not be successful in our efforts to use our reverse translational platform to build a pipeline of product candidates and develop additional marketable drugs.
•
Our product candidates are based on live biotherapeutics, which is a novel approach to therapeutic intervention.
•
Clinical drug development involves a risky, lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and any potential future commercialization of our product candidates.
•
Delays or difficulties in the enrollment of patients in clinical trials, could result in our receipt of necessary regulatory approvals being delayed or prevented.
•
If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we or any collaborators will not be able to commercialize our product candidates or will not be able to do so as soon as anticipated, and our ability to generate revenue will be materially impaired. Additionally, failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.
•
We rely, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.
•
Even if any of our product candidates receive marketing approval, such product candidates may fail to achieve the degree of market acceptance by physicians, patients, hospitals, third-party payors and others in the medical community necessary for commercial success.
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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$66,824	$127,965
Prepaid expenses and other current assets	6,104	8,049
Current assets of discontinued operations	—	39,396
Total current assets	72,928	175,410
Property and equipment, net	12,566	17,614
Operating lease assets	82,910	90,417
Restricted cash	9,873	8,185
Restricted investments	—	1,401
Other non-current assets	465	2,187
Non-current assets of discontinued operations (1)	—	63,386
Total assets	$178,742	$358,600
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8,254	$3,641
Accrued expenses and other current liabilities	17,716	22,509
Accrued liabilities due to SPN - related party	30,517	—
Operating lease liabilities	8,346	5,587
Current liabilities of discontinued operations (2)	—	66,922
Total current liabilities	64,833	98,659
Long term portion of note payable, net of discount	—	101,544
Operating lease liabilities, net of current portion	85,266	91,652
Accrued liabilities due to SPN, net of current portion - related party	2,941	—
Warrant liabilities	—	546
Other long-term liabilities	1,783	1,628
Non-current liabilities of discontinued operations	—	109,427
Total liabilities	154,823	403,456
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2024 and December 31, 2023; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 360,000,000 shares authorized at September 30, 2024 and 240,000,000 shares authorized at December 31, 2023; 170,200,253 and 135,041,467 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	170	135
Additional paid-in capital	986,211	933,244
Accumulated other comprehensive loss	—	—
Accumulated deficit	(962,462)	(978,235)
Total stockholders’ equity (deficit)	23,919	(44,856)
Total liabilities and stockholders’ equity (deficit)	$178,742	$358,600

[1] Includes $38,877 as of December 31, 2023 of milestones related to the construction of the Company's dedicated manufacturing suite at BacThera AG, or Bacthera.

[2] Includes related party amount of $35,783 at December 31, 2023.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development expenses	16,460	25,154	$51,759	94,554
General and administrative expenses	12,710	19,432	$40,721	63,519
Total operating expenses	29,170	44,586	$92,480	158,073
Loss from operations	(29,170)	(44,586)	$(92,480)	(158,073)
Other income (expense):
Interest income	652	2,572	$3,530	5,330
Interest expense	—	—	$—	(2,468)
Other (expense) income	(22,517)	999	$(21,184)	(202)
Total other (expense) income, net	(21,865)	3,571	$(17,654)	2,660
Net loss from continuing operations	$(51,035)	$(41,015)	$(110,134)	$(155,413)
Net income (loss) from discontinued operations, net of tax	$139,811	$(6,839)	$125,907	$82,937
Net income (loss)	$88,776	$(47,854)	$15,773	$(72,476)
Net loss from continuing operations per share attributable to common stockholders, basic and diluted	$(0.33)	$(0.32)	$(0.73)	$(1.22)
Net income (loss) from discontinued operations per share attributable to common stockholders, basic and diluted	$0.92	$(0.05)	$0.84	$0.65
Net income (loss) per share attributable to common stockholders, basic and diluted	$0.58	$(0.37)	$0.11	$(0.57)
Weighted average common shares outstanding, basic	152,648,238	128,289,871	150,097,482	127,297,667
Weighted average common shares outstanding, diluted	152,648,238	128,289,871	150,097,482	127,297,667
Other comprehensive income:
Unrealized income on investments, net of tax of $0	—	—	—	10
Currency translation adjustment	—	1	—	2
Total other comprehensive income	—	1	—	12
Comprehensive income (loss)	$88,776	$(47,853)	$15,773	$(72,464)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands, except share data)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Loss (Income)	Accumulated Deficit	Stockholders’ (Deficit) Equity
Balance at December 31, 2023	135,041,467	$135	$933,244	$—	$(978,235)	$(44,856)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—
Issuance of common stock upon vesting of RSUs and PSUs, net of tax withholdings	609,962	1	(1)	—	—	—
Issuance of common stock under ESPP	423,975	—	353	—	—	353
Issuance of common stock from at the market equity offering, net of issuance costs of $548	15,366,630	15	18,394	—	—	18,409
Stock-based compensation expense	—	—	6,489	—	—	6,489
Net loss	—	—	—	—	(40,133)	(40,133)
Balance at March 31, 2024	151,442,034	$151	$958,479	$—	$(1,018,368)	$(59,738)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—
Issuance of common stock upon vesting of RSUs, net of tax withholdings	191,888	1	(1)	—	—	—
Stock-based compensation expense	—	—	5,534	—	—	5,534
Net loss	—	—	—	—	(32,870)	(32,870)
Balance at June 30, 2024	151,633,922	$152	$964,012	$—	$(1,051,238)	$(87,074)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—
Issuance of common stock upon vesting of RSUs, net of tax withholdings	830,953	1	(1)	—	—	—
Issuance of common stock under ESPP	164,460	—	134	—	—	134
Issuance of common stock from Securities Purchase Agreement - related party	14,285,715	14	13,502	—	—	13,516
Issuance of common stock from at the market equity offering, net of issuance costs of $196	3,285,203	3	3,381	—	—	3,384
Stock-based compensation expense	—	—	5,183	—	—	5,183
Net income	—	—	—	—	88,776	88,776
Balance at September 30, 2024	170,200,253	$170	$986,211	$—	$(962,462)	$23,919

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Loss (Income)	Accumulated Deficit	Stockholders’ (Deficit) Equity
Balance at December 31, 2022	125,222,273	$125	$875,181	$(12)	$(864,511)	$10,783
Issuance of common stock upon exercise of stock options	56,523	—	188	—	—	188
Issuance of common stock upon vesting of RSUs, net of tax withholdings	259,023	—	—	—	—	—
Issuance of common stock under ESPP	267,615	1	1,228	—	—	1,229
Issuance of common stock from at the market equity offering, net of issuance costs of $225	787,170	1	4,238	—	—	4,239
Stock-based compensation expense	—	—	6,850	—	—	6,850
Other comprehensive income	—	—	—	14	—	14
Net loss	—	—	—	—	(71,174)	(71,174)
Balance at March 31, 2023	126,592,604	$127	$887,685	$2	$(935,685)	$(47,871)
Issuance of common stock upon exercise of stock options	49,069	—	168	—	—	168
Issuance of common stock upon vesting of RSUs and PSUs, net of tax withholdings	177,629	—	—	—	—	—
Issuance of common stock from at the market equity offering, net of issuance costs of $304	1,218,377	1	7,490	—	—	7,491
Issuance of warrants (Note 9)	—	—	2,785	—	—	2,785
Stock-based compensation expense	—	—	13,492	—	—	13,492
Other comprehensive loss	—	—	—	(3)	—	(3)
Net income	—	—	—	—	46,552	46,552
Balance at June 30, 2023	128,037,679	$128	$911,620	$(1)	$(889,133)	$22,614
Issuance of common stock upon exercise of stock options	155,048	—	521	—	—	521
Issuance of common stock upon vesting of RSUs, net of tax withholdings	102,885	—	—	—	—	—
Issuance of common stock under ESPP	335,077	1	921	—	—	922
Stock-based compensation expense	—	—	8,673	—	—	8,673
Other comprehensive income	—	—	—	1	—	1
Net loss	—	—	—	—	(47,854)	(47,854)
Balance at September 30, 2023	128,630,689	$129	$921,735	$-	$(936,987)	$(15,123)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$15,773	$(72,476)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	17,206	29,015
Depreciation and amortization expense	4,383	4,611
Non-cash operating lease cost	7,223	6,450
Net (accretion) amortization of (discounts) premiums on investments	—	(236)
Gain on sale of VOWST Business, net of transaction costs	(146,707)	—
Amortization of debt issuance costs	1,413	730
Loss associated with extinguishment of debt	23,351	1,625
Loss on disposal of fixed assets	293	—
Impairment of long-lived assets	3,267	—
Change in fair value of warrant liabilities	(546)	(1,144)
Collaboration (profit) loss sharing - related party	—	5,158
Changes in operating assets and liabilities:
Prepaid expenses and other current and other non-current assets	261	2,504
Collaboration receivable - related party	8,674	(16,857)
Inventories	(33,795)	(18,525)
Deferred income - related party	(4,124)	9,465
Deferred revenue - related party	—	(1,261)
Accounts payable	1,222	(6,539)
Operating lease liabilities	(4,367)	(1,635)
Accrued expenses and other current and long-term liabilities (3)	(3,254)	(10,740)
Net cash used in operating activities	(109,727)	(69,855)
Cash flows from investing activities:
Purchases of property and equipment	(290)	(7,098)
Purchases of investments	—	(4,426)
Sales and maturities of investments	—	22,983
Sales of restricted investments	1,401	—
Proceeds from sale of VOWST Business	141,272	—
Net cash provided by investing activities	142,383	11,459
Cash flows from financing activities:
Proceeds from at the market equity offering, net of issuance costs	21,793	11,730
Proceeds from exercise of stock options	—	877
Proceeds from Securities Purchase Agreement - related party	13,516	—
Issuance of common stock under ESPP	487	2,151
Proceeds from issuance of debt, net of issuance costs	—	103,378
Repayment of notes payable	(127,905)	(52,860)
Net cash (used in) provided by financing activities	(92,109)	65,276
Net (decrease) increase in cash, cash equivalents, and restricted cash	(59,453)	6,880
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	2
Cash, cash equivalents and restricted cash at beginning of period	136,150	171,215
Cash, cash equivalents and restricted cash at end of period	$76,697	$178,097
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,858	$8,966
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$13	$370
Prepaid rent reclassified to right-of-use assets	$—	$2,336
Lease liability arising from obtaining right-of-use assets	$—	$1,235
Recognition of warrant liabilities	$—	$2,100
Warrants issued related to Oaktree Term Loan and recorded as debt discount (Note 9)	$—	$2,785

[3] Includes non-cash collaboration profits and losses related to pre-launch activities; subsequent to the approval of VOWST in April 2023, collaboration (profit) loss sharing - related party is included within changes in operating assets and liabilities.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business and Basis of Presentation

Seres Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in October 2010 under the name Newco LS21, Inc. In October 2011, the Company changed its name to Seres Health, Inc., and in May 2015, the Company changed its name to Seres Therapeutics, Inc. The Company is a clinical-stage company focused on improving patient outcomes in medically vulnerable populations through novel live biotherapeutics. The Company led the successful development and approval of VOWST (previously referred to as SER-109), the first FDA-approved orally administered microbiome therapeutic, which was sold to Nestlé Health Science (as defined below) in September 2024. The Company is progressing the development of SER-155, an investigational, oral, live biotherapeutic designed to decolonize gastrointestinal (“GI”) pathogens, improve epithelial barrier integrity, and induce immune tolerance to prevent bacterial bloodstream and antimicrobial resistant (“AMR”) infections as well as other pathogen-associated negative clinical outcomes in patients undergoing allogeneic hematopoietic stem cell transplantation (“allo-HSCT”). The placebo-controlled Phase 1b study Cohort 2 results demonstrated that SER-155 was associated with a significant reduction in both bloodstream infections and systemic antibiotic exposure as well as a lower incidence of febrile neutropenia, as compared to placebo through day 100 post HSCT. SER-155 was generally well tolerated, with no observed treatment-related serious adverse events. In addition to allo-HSCT, the Company intends to evaluate SER-155 and other cultivated live biotherapeutic candidates in other medically vulnerable patient populations, including autologous-HSCT patients, cancer patients with neutropenia, chimeric antigen receptors therapy (“CAR-T”) recipients, individuals with chronic liver disease, solid organ transplant recipients, as well as patients in the intensive care unit and long-term acute care facilities. SER-155 and the Company's other pipeline programs are designed to target multiple disease-relevant pathways and are manufactured from standard clonal cell banks via cultivation, rather than from the donor-sourced production process used for VOWST.

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

At a special meeting of stockholders held on September 26, 2024, the Company’s stockholders approved, and on September 30, 2024 (the "Closing Date"), the Company completed, the sale (the “Transaction”) of its VOWST microbiome therapeutic business (the “VOWST Business”), including inventory and equipment, certain patents and patent applications, know-how, trade secrets, trademarks, domain names, marketing authorizations and related rights, documents, materials, business records and data and contracts that are used or held for use primarily in the development, commercialization and manufacturing of the microbiome product sold under the brand name VOWST as provided for in accordance with the terms of the Purchase Agreement (the “Product”), to Société des Produits Nestlé S.A. (“SPN”), a wholly-owned subsidiary of Nestlé S.A., and its designated affiliates (collectively, “Nestlé Health Science”) pursuant to the Asset Purchase Agreement, dated as of August 5, 2024 (the “Purchase Agreement”), by and among the Company and SPN, and a wholly-owned subsidiary of Nestlé S.A. As consideration for the Transaction, SPN paid or agreed to pay, as applicable, the following Transaction Consideration:

(i)
a cash payment, which was paid upon completion of the Transaction (“Closing”), of $100,000, less approximately $17,900 owed by the Company to an affiliate of SPN as of March 31, 2024 under the prior license agreement between the Company and the SPN affiliate, less approximately CHF 2,000 in satisfaction of fees due under the Bacthera Manufacturing Agreement (defined below);
(ii)
cash installment payments of $50,000 on January 15, 2025 and $25,000 on July 1, 2025 (the “Installment Payments”), conditioned on the Company’s material compliance with obligations under the Transition Services Agreement (the “TSA”) (as described below) entered into at Closing between the Company and SPN;
(iii)
prepayment of the $60,000 milestone payment tied to the achievement of worldwide annual net sales of the Product of $150,000 (the “First Sales Milestone”), which was paid in cash at Closing (the “Prepaid Milestone”), which Prepaid Milestone will accrue interest at a fixed rate of 10% per annum until the First Sales Milestone is achieved and 5% per annum thereafter until the earlier of (x) the date on which the Prepaid Milestone, plus accrued interest thereon, has been repaid in full by set-off and (y) the last day of the Milestone Period (as defined below); and

(iv)
future milestone payments of (x) $125,000 tied to the achievement of worldwide annual net sales of the Product of $400,000 and (y) $150,000 tied to the achievement of worldwide annual net sales of the Product of $750,000, during the period from Closing until December 31 of the calendar year in which the tenth anniversary of Closing occurs (the “Milestone Period”) (together, the “Future Milestone Payments” and, together with the Prepaid Milestone, the “Milestone Payments”).

As they are earned, the Milestone Payments will be satisfied as follows: (i) first, by set-off against all accrued interest on the Prepaid Milestone until the amount of such accrued interest has been paid in full, (ii) second, by set-off against the outstanding balance of the Prepaid Milestone until the Prepaid Milestone has been repaid in full and (iii) thereafter, in cash. If any amount of the Prepaid Milestone (and any accrued interest thereon) remains outstanding as of following the last day of the Milestone Period (defined below), the balance thereof (together with any interest accrued thereon) will be forgiven and the right of set-off of SPN with respect thereto will be deemed forfeited. The Installment Payment due on July 1, 2025 will be reduced by approximately $1,500 related to certain employment obligations assumed by SPN with respect to the period ended as of the Closing Date.

The Company and SPN will share 50/50 in the net profit or net loss (the “Profit Sharing Payments”) achieved during the period from the date of Closing until December 31, 2025 (the “Profit Sharing Period”), with the net profit or net loss calculated as (i) the net sales of VOWST in the United States and Canada, plus (ii) other income received in connection with the grant of a license or sublicense with respect to VOWST in the United States and Canada as described in the Purchase Agreement, minus (iii) allowable expenses directly attributable or reasonably allocable to certain development activities, commercialization activities, medical affairs activities, manufacturing activities or other relevant activities, as described in the Purchase Agreement. During the Profit Sharing Period, the Company will reimburse SPN for (i) certain payments under the exclusive license agreement between the Company and Memorial Sloan Kettering Cancer Center, (ii) certain costs incurred in connection with an ongoing post-marketing safety study of VOWST and (iii) 80.1% of all rent and other costs due to the landlord under the lease for the Company’s Waltham facility.

At Closing, in exchange for a payment to be made by SPN to Bacthera AG, the Long Term Manufacturing Agreement, dated November 8, 2021 between the Company and Bacthera AG (the “Bacthera Manufacturing Agreement”) was terminated and each of Bacthera and Seres released one another from any and all losses, liabilities or other obligations arising thereunder with respect to the period ending at the Closing Date, including without limitation any milestone payments required to be paid to Bacthera thereunder.

On the Closing Date, the Company and SPN entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which SPN purchased 14,285,715 shares (the “Shares”) of common stock at Closing, at a purchase price per share of $1.05, for an aggregate purchase price of $15,000. Under the terms of the Securities Purchase Agreement, SPN agreed not to sell or transfer the Shares for a period of six months after Closing, subject to certain customary exceptions. The Company agreed to register the resale of the Shares by SPN within 90 days of Closing. On October 1, 2024, the Company filed a registration statement to register the Shares, which became effective on October 11, 2024. In addition, under the terms of the Securities Purchase Agreement, for as long as SPN, together with its affiliates, beneficially owns at least 10% of the Company’s outstanding shares of common stock, the Company has agreed to take such action within its control to include one individual designated by SPN in the slate of nominees recommended by the Company’s board of directors (or the applicable committee of the board of directors) to the Company’s stockholders for election to the board of directors at the applicable stockholder meeting. The Securities Purchase Agreement contains customary representations and warranties and closing conditions.

On the Closing Date, the Company entered into a TSA with Nestlé Enterprises S.A., an affiliate of SPN (“NESA”), which provides for services to be performed by the Company in order to facilitate a transition of the business associated with the VOWST Business to NESA and its affiliates. The scope of the transition services includes the provision of certain manufacturing services and certain administrative functions related to the VOWST Business and operations, including the maintenance of certain manufacturing services and the related facility in which such services are currently conducted. The Company will provide the manufacturing services until December 31, 2025, which period may be extended by up to six months (solely to ensure the manufacturing facility is in a state of compliance with the biologics license application for VOWST and readiness for potential regulatory inspection), and other services for the duration specified in the schedule to the TSA for each service. NESA has agreed to pay the Company for certain fixed costs, including a monthly fixed fee for preserved raw material suspension manufacturing, and will reimburse the Company for certain costs of the transition services performed by the Company under the TSA. The know-how and other intellectual property generated in connection with the performance of the TSA will be owned by NESA with the Company having a non-exclusive license to such know-how and other intellectual property under the Cross-License Agreement. During the term of the TSA, upon NESA's request, the Company will transfer the specifications for materials and documentation necessary to enable preserved raw material suspension manufacturing services to a third party service provider designated by NESA. In the event of a material failure by the Company to deliver preserved raw material suspension under the TSA, NESA will have step-in rights to negotiate to enter into a direct lease with the landlord of the manufacturing facility with respect to the portion of such facility used in connection with the VOWST Business or to cause such services to be performed, with any reasonable out-of-pocket costs and expenses incurred in connection therewith reimbursed by the Company.

At the Closing Date, the Company entered into a cross-license agreement with SPN under which the Company granted to SPN a perpetual, worldwide, non-exclusive, fully paid-up license under certain Company patents that have been issued or will issue in the future and current know-how controlled by the Company that is not transferred to SPN pursuant to the Purchase Agreement. In the field of the treatment of Clostridioides difficile infections ("CDI") and recurrent CDI and associated complications (collectively, the “CDI Field”) the license to SPN under such Company patents and know-how will be exclusive to SPN for five years after Closing and co-exclusive between SPN and the Company following that five year period. The license from the Company to SPN is to issued Company patents that currently or in the future cover the Product or improvements thereof, and know-how that is used or reasonably useful in connection with the exploitation of the VOWST Business. The Company also granted SPN an exclusive, perpetual, worldwide, fully paid-up license under issued Company patents that currently or in the future cover the Product and improvements thereof and know-how that is used or reasonably useful in connection with the exploitation of the Product to exploit SER-262 in the CDI Field. SPN granted to the Company a perpetual, worldwide, non-exclusive license under the patents and know-how that are transferred to SPN pursuant to the Purchase Agreement or developed under the TSA, for the Company’s products for use outside of the CDI Field, and after five years from Closing for Company products containing designed, cultivated, bacterial consortia not manufactured using human stool (excluding SER-262) in the CDI Field. From and after Closing, certain license agreements between the Company, SPN, and/or their respective affiliates terminated and are of no further force or effect, except as contemplated by the Purchase Agreement. For example, on September 30, 2024, in connection with the Transaction, the 2016 License Agreement (the “2016 License Agreement”) with Nestec, Ltd., as succeeded by SPN (together with NHSc Rx License GmbH, their affiliates, and their subsidiaries “Nestlé”), and the 2021 License Agreement (the “2021 License Agreement”) with NHSc Pharma Partners, succeeded by NHSc Rx License GmbH (together with Société des Produits Nestlé S.A, their affiliates, and their subsidiaries “Nestlé”) were terminated upon mutual agreement of the parties, with provisions related to record retention, confidentiality obligations, indemnification obligations, intellectual property ownership, and any outstanding payment obligations surviving the termination of each of the 2016 License Agreement and 2021 License Agreement, respectively.

On the Closing Date, the parties entered into assignment and assumption of lease agreements (the “Assignment and Assumption Agreements”). Under the Assignment and Assumption Agreements, the Company assigned to SPN the Company’s rights in, to and under certain real property leases, and SPN assumed the liabilities related thereto.

On the Closing Date, the parties entered into an employee support agreement (the “Employee Support Agreement”). Under the Employee Support Agreement, among other things and subject to the terms and conditions therein, certain employees of the Company related to the VOWST Business who accepted employment with SPN or one of its designated affiliates provided the services they provided to the Company prior to the Transaction to SPN, as well as other services as SPN may reasonably request, from Closing until the day prior to the beginning of SPN’s or its designated affiliate’s next pay period following the Closing. SPN reimbursed the Company’s out of pocket costs in connection with such employees’ services, including certain compensation and benefits paid or provided to such employees pursuant to the terms of the Employee Support Agreement.

In connection with the Transaction, the Company fully retired its senior secured debt facility with Oaktree Capital Management. The Company intends to use the remaining proceeds to support the further advancement of SER-155 and the Company’s other wholly-owned cultivated live biotherapeutic candidates for medically vulnerable patient populations with potential to address large commercial opportunities.

The Company incurred certain significant costs relating to the Transaction, such as legal, accounting, financial advisory, printing and other professional services fees, as well as other customary payments. Through September 30, 2024, these costs amounted to approximately $9,016, which is included within the net income (loss) from discontinued operations, net of tax line item on the Company's condensed consolidated statement of operations.

Going Concern

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

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2024, the Company had an accumulated deficit of $962,462 and cash and cash equivalents of $66,824.

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

Primarily as a result of the costs associated with commercializing VOWST and continuing the research and development efforts for other product candidates and preclinical programs, the Company incurred a net loss from continuing operations of $110,134 and had net operating cash outflows of $109,727 for the nine months ended September 30, 2024. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. Based on the Company’s currently available cash resources, current and forecasted level of operations, and forecasted cash flows for the 12-month period subsequent to the date of issuance of these condensed consolidated financial statements, the Company will require additional funding to support its ongoing operations and meet its obligations as they come due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements through financing or other strategic transactions, including potential business development transactions, and selling shares under the Company’s at the market equity offering. There can be no assurance that the Company will be able to raise additional capital to fund operations with terms acceptable to the Company, or at all. Because certain elements of management’s plans to mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern are outside of the Company’s control, including the ability to raise capital through an equity or other financing, those elements cannot be considered probable according to Accounting Standards Codification (“ASC”) 205-40, Going Concern (“ASC 205-40”), and therefore cannot be considered in the evaluation of mitigating factors. As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date these condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on March 5, 2024 (the “Annual Report”).

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The condensed consolidated balance sheet at December 31, 2023 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2024.

In late September 2024, the Company’s VOWST Business met all the conditions to be classified as held for sale and, because the Company considers the disposal of the VOWST Business to be a strategic shift that will have a major effect on its operations and financial results, represented a discontinued operation. All assets and liabilities associated with the Company’s VOWST Business were therefore classified as assets and liabilities of discontinued operations in our condensed consolidated balance sheets for the periods presented. Further, all historical operating results for the Company’s VOWST Business are reflected within discontinued operations in the condensed consolidated statements of operations for all periods presented. For additional information, see Note 3, Discontinued Operations.

Our condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in conformity with U.S. GAAP.

Reclassifications

Certain amounts in prior periods have been reclassified to reflect the impact of the discontinued operations treatment of the VOWST Business in order to conform to the current period presentation.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2024, with the exception of those detailed below.

Discontinued Operations

The Company accounted for the sale of its VOWST Business in accordance with ASC 205 Discontinued Operations and ASU No. 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity. The Company followed the held-for-sale criteria as defined in ASC 205. ASC 205 requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of, the results of operations for the periods presented are reclassified into separate line items in the unaudited condensed consolidated statements of operations. In the period a discontinued operation is classified for sale, the assets and liabilities of the discontinued operation are also reclassified into separate line items on the related condensed consolidated balance sheets for the periods presented.

Due to the sale of the VOWST Business during the third quarter of 2024 (see Note 3, Discontinued Operations), in accordance with ASC 205, Discontinued Operations, the Company has classified the results of the VOWST Business as discontinued operations in its unaudited condensed consolidated statements of operations and cash flows for all periods presented. All assets and liabilities associated with the Company's VOWST Business were therefore classified as assets and liabilities of discontinued operations in its condensed consolidated balance sheets for the periods presented. All amounts included in the notes to the unaudited condensed consolidated financial statements relate to continuing operations unless otherwise noted.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amount of expenses during the reporting periods. In the unaudited condensed consolidated financial statements, the Company uses estimates and assumptions related to the accrual of research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from those estimates.

Restricted Cash

The Company held restricted cash of $9,873 as of September 30, 2024 and $8,185 as of December 31, 2023, which represents cash held for the benefit of the landlords for certain of the Company’s leases. The Company has classified the restricted cash as long-term on its condensed consolidated balance sheets as the terms of the underlying leases are greater than one year.

Cash, cash equivalents and restricted cash were comprised of the following (in thousands):

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$66,824	$127,965
Restricted cash, non-current	9,873	8,185
Total cash, cash equivalents and restricted cash	$76,697	$136,150

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Topic 220), which requires disclosure in the notes to financial statements about specific types of expenses included in the expense captions presented on the face of the statement of operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact related to the adoption of ASU 2024-03 on its financial statement disclosures.

3. Discontinued Operations

On September 30, 2024, the Company completed the sale of its VOWST Business to SPN. The Company has determined the sale of the VOWST Business represents a strategic shift that will have a major effect on its business and therefore met the criteria for classification as discontinued operations on September 30, 2024. Accordingly, the VOWST Business is reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations. The related assets and liabilities of the VOWST Business are classified as assets and liabilities of discontinued operations in the condensed consolidated balance sheets and the results of operations from the VOWST Business as discontinued operations in the condensed consolidated statements of operations. Applicable amounts in prior years have been recast to conform to this discontinued operations presentation. The Company recognized a gain on the sale of the VOWST Business upon closing.

The following table presents the assets and liabilities of the discontinued operations as of December 31, 2023:

December 31,
2023
Assets
Current assets:
Collaboration receivable - related party	$8,674
Inventories	29,647
Prepaid expenses and other current assets	1,075
Total current assets of discontinued operations	39,396
Property and equipment, net	4,843
Operating lease assets	19,376
Other non-current assets	39,167
Total non-current assets of discontinued operations	63,386
Total assets of discontinued operations	$102,782
Liabilities
Current liabilities:
Accrued expenses and other current liabilities	$58,102
Operating lease liabilities	1,090
Deferred income - related party	7,730
Total current liabilities of discontinued operations	66,922
Operating lease liabilities, net of current portion	14,063
Deferred revenue, net of current portion - related party	95,364
Total non-current liabilities of discontinued operations	109,427
Total liabilities of discontinued operations	$176,349

As of September 30, 2024, there were no assets or liabilities of discontinued operations.

The following table presents the gain on the sale of the VOWST Business as of September 30, 2024, pursuant to the Purchase Agreement:

September 30,
2024
Consideration received
Upfront payment (1)	$79,788
Prepaid milestone	60,000
Deferred revenue from termination of 2016 License Agreement	95,364
Settlement of net collaboration payable at close	27,465
Premium on equity financing	1,484
Deferred income from termination of 2021 License Agreement	3,606
Accrued liabilities due to SPN - related party	(33,458)
Total fair value transferred for business	$234,249

Net assets transferred
Inventory	$63,442
Prepaid expenses and other current assets	2,219
Property and equipment, net	3,966
Operating lease assets	17,929
Other non-current assets	39,328
Accrued expenses and other current liabilities	(31,547)
Operating lease liabilities	(14,413)
Net assets transferred	$80,924

Transaction costs	$6,618

Gain on sale, pre-tax	$146,707
Income tax	—
Gain on sale, net of tax	$146,707

[1] The upfront payment consists of $100,000, less $17,857 owed by the Company to an affiliate of SPN under the prior license agreement between the Company and the SPN affiliate, less approximately $2,355 in satisfaction of fees due under the Bacthera Manufacturing Agreement.

For the three and nine months ended September 30, 2024, the gain from sale of the VOWST Business, net of tax of $146,707 was included in the net income (loss) from discontinued operations, net of tax line item of the Company’s condensed consolidated statements of operations and comprehensive loss. While the Company has net income from discontinued operations for the three and nine months ended September 30, 2024, the Company is projecting book and tax losses for the full year ended December 31, 2024, for which it is more likely than not that the Company will not realize a benefit. The Company has recorded a full valuation allowance against its net deferred tax assets as of September 30, 2024 and December 31, 2023.

The following table presents the financial results of the discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Collaboration revenue - related party	$—	$310	$—	$126,261
Total revenue	—	310	—	126,261
Operating expenses:
Research and development expenses	1,532	3,099	5,809	24,460
General and administrative expenses	550	557	4,066	6,991
Collaboration (profit) loss sharing - related party	(1,325)	(519)	(1,496)	5,194
Total operating expenses	757	3,137	8,379	36,645
(Loss) income from discontinued operations	(757)	(2,827)	(8,379)	89,616
Other income (expense):
Gain on sale of the VOWST business	146,707	—	146,707	—
Interest expense	(4,083)	(4,012)	(12,192)	(6,679)
Other expense	(2,056)	—	(229)	—
Income (loss) from discontinued operations, pre-tax	$139,811	$(6,839)	$125,907	$82,937
Income tax	—	—	—	—
Net income (loss) from discontinued operations, net of tax	$139,811	$(6,839)	$125,907	$82,937

In accordance with ASC 205-20, only expenses specifically identifiable and related to a business to be disposed may be presented in discontinued operations. As such, the research and development and general and administrative expenses in discontinued operations include corporate costs incurred directly to solely support the VOWST Business.

The Company has also entered into a TSA with NESA, through which the Company will provide the manufacturing services until December 31, 2025, which period may be extended by up to six months (solely to ensure the manufacturing facility is in a state of compliance with the biologics license application for VOWST and readiness for potential regulatory inspection), and other services for the duration specified in the schedule to the TSA for each service. No expenses have been incurred and no reimbursements have been received in connection with the TSA for the three and nine months ended September 30, 2024.

The Company has estimated costs associated with certain accrued liabilities due to SPN as a loss contingency in accordance with ASC 450, Contingencies. These contingent liabilities are presented as Accrued Liabilities due to SPN from continuing operations on the condensed consolidated balance sheet as of September 30, 2024 and consist of the following:

September 30,
2024
Profit Sharing Payments	$16,930
Royalties associated with the MSK Agreement	2,602
VOWST post-marketing safety surveillance study	982
80.1% of lease cost of Waltham facility	1,874
Employment-related costs for conveying employees	1,462
Settlement of collaboration payable (1)	9,608
Total accrued liabilities due to SPN	33,458

[1] Includes $6,594 and $3,014 related to the settlement of the collaboration payable to SPN for the quarters ended June 30, 2024 and September 30, 2024, respectively.

The contingent liabilities accrued on the Company's condensed consolidated balance sheet as of September 30, 2024 will be remeasured at each reporting period based on i) cash payments made by the Company to reduce the accrued liabilities due to SPN and ii) revised estimates of the total remaining liabilities due to SPN.

The Company has excluded from its condensed consolidated balance sheet the effects of i) future fixed installment payments to be received by the Company after it performs services and is determined by SPN to be in material compliance with the terms and conditions of the TSA and ii) certain milestone payments received by the Company after the Product has achieved net sales-based milestones. These contingent receivables will be recognized as a gain contingency, in accordance with ASC 450, Contingencies, in continuing operations in the period when the contingencies are resolved.

The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. For the nine months ended September 30, 2024 and 2023, capital expenditures related to the VOWST

Business were $112 and $2,219, respectively. Depreciation expense related to the VOWST Business for the same periods was $989 and $1,468, respectively. Non-cash operating lease costs related to the VOWST Business for the nine months ended September 30, 2024 and 2023 were $1,447 and $1,451, respectively, while the share based compensation expense for the same periods were $1,884 and $1,947 respectively. The collaboration loss sharing (related party) related to the VOWST Business was $0 and $5,158 for the nine months ended September 30, 2024 and 2023, respectively. Excluding the gain of $146,707 recognized on the sale of the VOWST Business presented in the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 there were no other material operating or investing non-cash items related to the VOWST Business for either period presented.

4. Fair Value Measurements

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

As of September 30, 2024 and December 31, 2023, the Company held a restricted investment of $0 and $1,401, respectively, which represents a certificate of deposit that is classified as Level 2 in the fair value hierarchy.

Level 3 financial liabilities as of December 31, 2023 consisted of the warrant liabilities for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy were analyzed each period based on changes in estimates or assumptions and recorded through other income (expense). The Company used a Monte-Carlo simulation model which includes the Black-Scholes option pricing model to value the Level 3 warrant liabilities at inception and on each subsequent reporting date. This model incorporates transaction details such as the Company’s stock price, contractual terms of the underlying warrants, maturity, risk free rates, volatility, as well as the term to achievement of estimated sales targets. The unobservable inputs for all of the Level 3 warrant liabilities are volatility and the term to achievement of estimated sales targets. The Company utilizes its historical and implied volatility, using its closing common stock prices and market data, to reflect future volatility over the expected term of the warrants. The Company estimated the time to achievement of sales targets of VOWST using information and forecasts generated by the Company in consideration of the terms of the 2021 License Agreement. As of September 30, 2024, given the repayment of the Oaktree Term Loan, the fair value of the warrant liabilities was deemed to be $0.

As of December 31, 2023, the Level 3 inputs to the warrant liabilities are as follows:

December 31, 2023
Volatility	101.0%
Term (in years)	1.3

A reconciliation of the beginning and ending balances for the nine months ended September 30, 2024 for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities

Balance as of December 31, 2023	$546
Issuance of warrants	—
Adjustment to fair value	(546)
Balance as of September 30, 2024	$—

There were no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2023. There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended September 30, 2024 and 2023.

5. Investments

As of September 30, 2024 and December 31, 2023, the Company held restricted investments of $0 and $1,401, respectively, the cost of which approximates current fair value. The Company did not hold any other investments as of September 30, 2024 and December 31, 2023.

Investments with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the table above. Investments with maturities of less than 12 months are considered current assets and those investments with maturities greater than 12 months are considered non-current assets.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Laboratory equipment	$24,553	$24,665
Computer equipment	3,672	3,672
Furniture and office equipment	4,509	4,752
Leasehold improvements	30,954	32,489
Construction in progress	1,050	1,114
	64,738	66,692
Less: Accumulated depreciation and amortization	(52,172)	(49,078)
	$12,566	$17,614

Depreciation and amortization expense was $1,404, $4,383, $1,684 and $4,611 for the three and nine months ended September 30, 2024 and 2023, respectively, which includes amounts related to both continuing and discontinued operations. During the nine months ended September 30, 2024 and 2023, the Company disposed of certain assets with a cost basis of $594 and $9, respectively. In addition, during the nine months ended September 30, 2024, the Company recorded an impairment loss of $1,536 related to leasehold improvements at one of the Company’s locations for which impairment indicators were determined to exist as of September 30, 2024. See Note 8, Leases, for further details.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Clinical and development costs	$889	$1,404
Manufacturing and quality costs	1,863	1,868
Payroll and payroll-related costs	8,276	16,465
Facility and other	6,688	2,772
	$17,716	$22,509

Included within the Facility and other caption as of September 30, 2024 is $4,578 of accrued transaction costs related to the sale of the VOWST Business. These amounts are expected to be paid in the normal course following the Closing of the Transaction.

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

The following table summarizes the presentation in the Company’s condensed consolidated balance sheets of its operating leases (in thousands):

	September 30, 2024	December 31, 2023
Assets:
Operating lease assets	$82,910	$90,417

Liabilities:
Operating lease liabilities	$8,346	$5,587
Operating lease liabilities, net of current portion	85,266	91,652
Total operating lease liabilities	$93,612	$97,239

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs	$5,701	$5,544	$17,177	$16,496
Short-term lease costs	381	362	1,127	1,102
Variable lease costs	1,801	1,699	5,729	5,643
Sublease income	(814)	—	(1,884)	—
Total lease costs	$7,069	$7,605	$22,149	$23,241

During the three and nine months ended September 30, 2024 and 2023, the Company made cash payments for operating leases of $5,364, $14,321, $4,399, and $11,687, respectively. The lease cost and lease payment amounts above include amounts related to discontinued operations.

As of September 30, 2024, future payments of operating lease liabilities are as follows (in thousands):

As of September 30, 2024
2024 (remaining 3 months)	$4,808
2025	19,442
2026	19,983
2027	20,582
2028	20,863
2029 and thereafter	56,994
Total future minimum lease payments	$142,672
Less: interest	(49,060)
Present value of operating lease liabilities	$93,612

As of September 30, 2024, the weighted average remaining lease term was 7.21 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 13%. As of September 30, 2023, the weighted average remaining lease term was 8.19 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 13%.

9. Notes Payable

On April 27, 2023 (the “Oaktree Closing Date”), the Company entered into the Credit Agreement and Guaranty (the “Oaktree Credit Agreement”) among the Company, the subsidiary guarantors from time to time party thereto, the lenders from time to time party thereto (the “Lenders”), and Oaktree Fund Administration, LLC, in its capacity as administrative agent for the Lenders (in such capacity, the “Agent”). The Oaktree Credit Agreement established a term loan facility of $250,000 (the “Oaktree Term Loan”) consisting of (i) $80,000 (“Tranche A-1”) and (ii) $30,000 (“Tranche A-2” and collectively, “Tranche A Loan”), funded on the Oaktree Closing Date. The Oaktree Term Loan also consisted of (i) $45,000 (the “Tranche B Loan”), (iii) $45,000 (the “Tranche C Loan”), and (iv) $50,000 (the “Tranche D Loan”), which were available upon satisfaction of certain conditions or in Oaktree’s sole discretion, but were not drawn before the extinguishment of the Oaktree Term Loan. The Oaktree Term Loan had a maturity date of April 27, 2029 (the “Maturity Date”).

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

Borrowings under the Oaktree Term Loan bore interest at a rate per annum equal to the three-month term Secured Overnight Financing Rate (“SOFR”) (subject to a 2.50% floor and a 5.00% cap), plus an applicable margin of 7.875%, payable quarterly in arrears. The Company was required to make quarterly interest-only payments on the Oaktree Term Loan for the first three years after the Oaktree Closing Date. The Company was obligated to pay the Lenders an exit fee equal to 1.50% of the aggregate amount of the Oaktree Term Loan funded, such exit fee was due and paid upon the prepayment of the outstanding Oaktree Term Loan. Such prepayment was subject to a customary make-whole for the first two years following the Closing Date plus 4.0% of the principal amount of the Oaktree Term Loan prepaid.

On the Oaktree Closing Date, the Company issued to the Lenders warrants to purchase 647,589 shares (subject to certain adjustments) of the Company’s common stock (the “Tranche A Warrant”), at an exercise price per share of $6.69. The Tranche A Warrant is immediately exercisable and the exercise period expires on April 26, 2030. Upon the funding of each of the Tranche B Loan and the Tranche C Loan, the Company was required to issue to the Lenders warrants to purchase 264,922 shares (subject to certain adjustments) of the Company’s common stock on each such funding date at an exercise price equal to the trailing volume weighted average price of the Company’s common stock for the 30 trading days prior to the funding date for each tranche (the “Tranche B Warrant” and the “Tranche C Warrant,” respectively, and together the “Additional Warrants”).

The Company determined that the Tranche A Loan, the Tranche A Warrant, the commitment by the Lenders to fund the Tranche B Loan and the Tranche C Loan, and the Tranche B Warrant and Tranche C Warrant, are all freestanding financial instruments. On the Oaktree Closing Date, the Company evaluated the Tranche A Warrant and determined that it meets the requirements for equity classification under ASC 815, Derivatives and Hedging (“ASC 815”). The net proceeds from the Tranche A Loan were allocated to the Tranche A Warrant and the Tranche A Loan using the relative fair value method, and the relative fair value of the Tranche A Warrant, $2,785, is recorded as an increase to additional paid-in-capital on the consolidated statements of stockholder’s equity (deficit), and as a discount to the Tranche A Loan that will be amortized over the life of the Tranche A Loan using the effective interest method. The Company used the Black-Scholes option pricing model to determine the fair value of the Tranche A Warrant. Assumptions used in the Black-Scholes model included the fair market value per share of common stock on the valuation date of $5.32, the exercise price per warrant equal to $6.69, the expected volatility of 111.6%, the risk-free interest rate of 3.57%, the expected term of 7 years and the absence of a dividend.

The Additional Warrants were considered outstanding instruments at the Oaktree Closing Date of the Oaktree Credit Agreement and in accordance with ASC 815, were initially recognized at their respective fair values as derivative liabilities given the variable settlement amount of their respective aggregate exercise prices. The Company adjusted the carrying values of the Additional Warrants to their respective fair values at each reporting period, until such time that the Additional Warrants were issued and their respective exercise prices became fixed, and the value of the Additional Warrants was reclassified to additional paid-in capital. The Company used a simulation model to determine the fair value of the Additional Warrants, as described in Note 4, Fair Value Measurements. As of September 30, 2024, given the Transaction and repayment of the Oaktree Term Loan, the probability of drawing the Tranche B and C Loans that would trigger the issuance of these warrants was deemed to be remote. As a result, the fair value of Tranche B and C Warrants was deemed to be $0. The fair value of the Tranche B Warrant and Tranche C Warrant derivative liabilities was $276 and $270 as of December 31, 2023, respectively.

Changes in the fair values of the Additional Warrants were recorded as other income (expense) in the condensed consolidated statements of operations and comprehensive loss. In addition to the relative fair value of the Tranche A Warrant, the original issue discount and certain debt issuance costs were recorded as a discount to the Tranche A Loan, the total of which will be accreted to the Tranche A Loan as interest expense over the life of the Tranche A Loan using the effective interest method. The fair values of the derivative liabilities associated with the Tranche B Warrant and Tranche C Warrant are recorded as loan commitment prepaid assets on the Oaktree Closing Date, which are included in the condensed consolidated balance sheets in other non-current assets, and will be reclassified as discounts to the associated Oaktree Term Loan balances at such time that they are drawn.

As of December 31, 2023, the carrying value of the Oaktree Term Loan was $101,544, which was classified as a long-term liability on the condensed consolidated balance sheets.

During the three and nine months ended September 30, 2023, the Company recognized $0 and $2,468, respectively, of interest expense related to the Loan and Security Agreement with Hercules, which is reflected in interest expense on the condensed consolidated statements of operations and comprehensive loss.

On September 30, 2024, in connection with the sale of the VOWST Business to SPN, the Company terminated and voluntarily prepaid in full all outstanding amounts due under the Oaktree Credit Agreement. The Company paid $127,905 to Oaktree, representing $110,000 of principal, $3,698 of accrued interest, $12,457 of yield protection premium, $1,650 in exit fee, and $100 in third-party fees and expenses. In connection with the termination and repayment in full of all outstanding amounts under the Oaktree Credit Agreement, Oaktree terminated and released its liens and security interests in the collateral securing the Company's obligations under the Credit Agreement. The Company accounted for the repayment of the Oaktree Credit Facility as an extinguishment in accordance with the guidance in ASC 470-50, and recognized a loss associated with the extinguishment of $23,351 in other income (expense) in the accompanying condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024.

10. Common Stock and Stock-Based Awards

On September 30, 2024, the Company entered into the Securities Purchase Agreement with SPN, pursuant to which SPN purchased 14,285,715 Shares at the Closing at a purchase price per share of $1.05, for an aggregate purchase price of $15,000. Under the terms of the Securities Purchase Agreement, SPN has agreed not to sell or transfer the shares for a period of six months after Closing, subject to certain customary exceptions. The Company agreed to register the resale of the Shares by SPN within 90 days of Closing. On October 1, 2024, the Company filed a registration statement to register the Shares, which became effective on October 11, 2024. In addition, under the terms of the Securities Purchase Agreement, for as long as SPN, together with its affiliates, beneficially owns at least 10% of the Company's outstanding shares of common stock, the Company has agreed to take such action within its control to include one individual designated by SPN in the slate of nominees recommended by the Company's board of directors (or the applicable committee of the board) to the Company's stockholders for election to the board at the applicable stockholder meeting. The Securities Purchase Agreement contains customary representations and warranties and closing conditions. The aggregate fair value of $13,516 for the common stock issued to SPN was recorded in equity, with the remaining $1,484 cash received from SPN under the Securities Purchase Agreement allocated to the consideration transferred for the VOWST Business.

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

On May 21, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $150,000, from time to time, through an “at the market” equity offering program under which Cowen acts as sales agent. During the three and nine months ended September 30, 2024, the Company sold 3,285,203 and 18,651,833 shares, respectively, of common stock under the Sales Agreement, at an average price of $1.09 and approximately $1.21 per share, respectively, raising aggregate net proceeds of approximately $3,384 and $21,793, after deducting an aggregate commission of approximately 3% and other issuance costs. During the three and nine months ended September 30, 2023, the Company sold 0 and 2,005,547 shares, respectively, of common stock under the Sales Agreement, at an average price of approximately $0 and $6.11 per share, respectively, raising aggregate net proceeds of approximately $0 and $11,730, respectively, after deducting an aggregate commission of approximately 3% and other issuance costs.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2023	14,844,112	$9.64	5.71	$—
Granted	7,817,641	$1.05
Exercised	—	$—
Forfeited	(3,537,588)	$7.55
Outstanding as of September 30, 2024	19,124,165	$6.52	6.62	$245
Vested or expected to vest as of September 30, 2024	19,124,165	$6.52	6.62	$245
Options exercisable as of September 30, 2024	10,066,354	$10.10	4.90	$—

The weighted average grant date fair value of stock options granted during the three and nine months ended September 30, 2024 and 2023 was $0.88, $0.93, $3.14 and $4.52 per share, respectively.

During the year ended December 31, 2021, the Company granted performance-based stock options to employees for the purchase of an aggregate of approximately 562,000 shares of common stock with a grant date fair value of $5.53 per share. These stock options are exercisable only upon achievement of specified performance targets. In April 2023, the performance target associated with 50% of the performance-based stock options was achieved. Accordingly, the Company recorded $0, $8, $109 and $2,481 of compensation expense during the three and nine months ended September 30, 2024 and 2023, respectively, with respect to these performance-based stock options, which represents a cumulative catch-up from the grant date through the achievement of the performance targets, and vesting of the remaining 50% of the options beginning in April 2023. The remaining compensation expense associated with these performance-based stock options was recognized as of April 2024, for all such options for which ongoing performance targets were achieved and service requirements were met.

During the three months ended March 31, 2024, the Company granted stock options to certain executives for the purchase of an aggregate of 2,550,010 shares of common stock. These awards will vest only to the extent that the 30-day trailing simple average public market closing price of the Company's common stock reaches certain price thresholds. These awards have an exercise price of $1.10 and vest and become exercisable when the market conditions are satisfied or, if later, on the first anniversary of the grant date. These awards expire 10 years from the date of grant. The fair value of these market-based stock options was estimated using a Monte Carlo valuation method. During the three and nine months ended September 30, 2024, the Company recognized $207 and $633 of compensation expense related to these awards, respectively.

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

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2023	3,377,804	$4.26
Granted	1,288,127	$1.09
Vested	(1,407,615)	$3.64
Forfeited	(503,327)	$3.16
Unvested restricted stock units as of September 30, 2024	2,754,989	$3.29

During the three and nine months ended September 30, 2024 and 2023, the Company granted 0, 1,288,127, 85,308 and 1,806,103 RSUs, respectively. During the three and nine months ended September 30, 2024 and 2023, the Company granted 0, 0, 0 and 1,322,715 PSUs, respectively. RSUs generally vest over four years, with 25% vesting after one year, and the remaining 75% vesting quarterly over the next 3 years, subject to continued service to the Company through the applicable vesting date. PSUs vest according to the performance requirements of the awards, generally when the Company has determined that the specified performance targets have been achieved.

In November 2023, as part of the corporate restructuring described in Note 12, Restructuring, the Company issued retention awards to employees of the Company in the form of RSUs which vested as to the first tranche on August 15, 2024, and which will vest as to the second tranche on May 15, 2025, subject to remaining actively employed with the Company through such date. The compensation expense associated with these awards will be recognized ratably over the vesting period. For the three and nine months ended September 30, 2024, the Company recognized $178 and $536, respectively, in compensation expense with respect to the retention awards.

During the three months ended March 31, 2023, the Company granted PSUs to employees for the purchase of an aggregate of 1,322,715 shares of common stock with a grant date fair value of $5.50. These PSUs begin to vest ratably only upon achievement of specified performance targets, which were achieved in April 2023. Accordingly, the Company recorded $194, $721, $1,610 and $4,378 in compensation expense during the three and nine months ended September 30, 2024 and 2023, respectively, with respect to these PSUs. The remaining $71 in compensation expense associated with these PSUs will be recognized ratably through October 2024.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development expenses	$2,955	$4,744	$9,400	$16,326
General and administrative expenses	2,228	3,929	7,806	12,689
	$5,183	$8,673	$17,206	$29,015

Stock-based compensation expense related to discontinued operations is included in the table above and is disclosed within the financial results of discontinued operations in Note 3.

11. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss from continuing operations attributable to common stockholders	$(51,035)	$(41,015)	$(110,134)	$(155,413)
Net income (loss) from discontinuing operations attributable to common stockholders	$139,811	$(6,839)	$125,907	$82,937
Net income (loss) attributable to common stockholders	$88,776	$(47,854)	$15,773	$(72,476)

Denominator:
Weighted-average shares outstanding - basic and diluted	152,648,238	128,289,871	150,097,482	127,297,667
Net loss from continuing operations per share attributable to common stockholders, basic and diluted	$(0.33)	$(0.32)	$(0.73)	$(1.22)
Net income (loss) from discontinued operations per share attributable to common stockholders, basic and diluted	$0.92	$(0.05)	$0.84	$0.65
Net income (loss) per share attributable to common stockholders, basic and diluted	$0.58	$(0.37)	$0.11	$(0.57)

Anti-dilutive potential common stock equivalents excluded from the calculation of net (loss) income per share:
Stock options to purchase common stock	19,124,165	16,370,123	19,124,165	16,370,123
Unvested restricted stock units	2,754,989	3,826,695	2,754,989	3,826,695
Shares issuable under employee stock purchase plan	100,059	139,649	33,596	47,061
Warrants to purchase common stock	647,589	1,177,433	647,589	1,177,433

The Company utilizes the control number concept in the computation of diluted earnings per share to determine whether potential common stock equivalents are dilutive. The control number used is loss from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories. Since the Company had a net loss from continuing operations for all periods presented, no dilutive effect has been recognized in the calculation of income from discontinued operations per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same.

The Company’s potential dilutive securities, which include stock options, unvested restricted common stock and shares issuable under the 2015 Employee Stock Purchase Plan, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share and therefore be anti-dilutive. Additionally, for the three and nine months ended September 30, 2024 and 2023, the warrants to purchase common stock were excluded because the exercise price of the Tranche A Warrants was greater than the average fair value of the Company's common shares, and the necessary conditions for exercise of the Tranche B and Tranche C Warrants had not been met.

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

The unpaid restructuring charges are included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets. The following table presents changes in the restructuring liability for the nine months ended September 30, 2024 (in thousands):

As of September 30, 2024
Restructuring expenses	$5,606
Less: stock-based compensation	(261)
Cash payments made through September 30, 2024	(5,191)
Remaining liability included in accrued expenses and other current liabilities	$154

The Company expects the remaining accrued restructuring charges to be paid in cash by March 31, 2025.

Retention Awards

In November 2023, upon recommendation of the Company's Compensation Committee, the board of directors approved retention awards for employees of the Company in the form of RSUs, which vested as to the first tranche on August 15, 2024, and which will vest as to the second tranche on May 15, 2025, subject to remaining actively employed with the Company through such date. The $1,255 in compensation expense associated with these awards will be recognized ratably over the vesting period.

13. Commitments and Contingencies

Leases

Refer to Note 8, Leases, for discussion of the commitments associated with the Company’s lease portfolio.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2024 or December 31, 2023.

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

The Company did not accrue any liabilities related to legal contingencies in its consolidated financial statements as of September 30, 2024 or December 31, 2023.

14. Income taxes

The Company did not provide for any income taxes in its condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023. While the Company has net income for the three and nine months ended September 30, 2024, the Company is projecting book and tax losses for the full year ended December 31, 2024, for which it is more likely than not that the Company will not realize a benefit. Based on its evaluation of the positive and negative evidence bearing upon its ability to realize its deferred tax assets, the Company determined that it is more likely than not that it will not realize such benefits. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets as of September 30, 2024 and December 31, 2023, and has not recorded any income taxes for the three and nine months ended September 30, 2024 and 2023. Management reevaluates the positive and negative evidence at each reporting period.

15. Related Party Transactions

As described in Note 1, Nature of the Business and Basis of Presentation and Note 3, Discontinued Operations, in September 2024, the Company sold the VOWST Business, including inventory and equipment, certain patents and patent applications, know-how, trade secrets, trademarks, domain names, marketing authorizations and related rights, documents, materials, business records and data and contracts that are used or held for use primarily in the development, commercialization and manufacturing of VOWST, to SPN, and SPN assumed certain liabilities from the Company. As consideration for the Transaction, the Company received an upfront cash payment of $139,788, which consists of $100,000, less $17,857 owed by the Company to an affiliate of SPN under the prior license agreement between the Company and the SPN affiliate, less approximately $2,355 in satisfaction of fees due under the Bacthera Manufacturing Agreement; plus a prepayment of the $60,000 milestone payment tied to the achievement of worldwide annual net sales of VOWST of $150,000; plus an equity investment of $15,000 based on the Securities Purchase Agreement pursuant to which SPN purchased 14,285,715 shares of common stock at a purchase price of $1.05 per share.

As of September 30, 2024, there was $33,458 included in Accrued Liabilities due to SPN on the Company's condensed consolidated balance sheet, which represents amounts due to SPN pursuant to the Purchase Agreement, which are further described in Note 3, Discontinued Operations. Other than the net settlement of outstanding amounts owed to an affiliate of SPN under the prior license agreement between the Company and the SPN affiliate, no amounts were paid to SPN during the three and nine months ended September 30, 2024 and 2023 related to the Purchase Agreement.

As described in Note 3, Discontinued Operations, the Company entered into a Transition Services Agreement with NESA, an affiliate of SPN, in connection with the Transaction, through which the Company will provide manufacturing services until December 31, 2025, and other services, for the duration specified in the schedule to the TSA for each service. No expenses have been incurred and no reimbursements have been received in connection with the TSA for the three and nine months ended September 30, 2024. As of September 30, 2024 and December 31, 2023, there are no amounts due from SPN pursuant to the Purchase Agreement or the TSA.

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

Overview

We are a clinical-stage company focused on improving patient outcomes in medically vulnerable populations through novel live biotherapeutics. We led the successful development and approval of VOWST, the first FDA-approved orally administered microbiome therapeutic, which was sold to Société des Produits Nestlé S.A., or SPN, and with certain of its affiliates, collectively, Nestlé Health Science, in September 2024. We are progressing the development of SER-155, an investigational, oral, live biotherapeutic designed to decolonize gastrointestinal, or GI, pathogens, improve epithelial barrier integrity, and induce immune tolerance to prevent bacterial bloodstream and antimicrobial resistant, or AMR, infections as well as other pathogen-associated negative clinical outcomes in patients undergoing allogeneic hematopoietic stem cell transplantation, or allo-HSCT. The placebo-controlled Phase 1b study Cohort 2 results demonstrated that SER-155 was associated with a significant reduction in both bloodstream infections and systemic antibiotic exposure as well as a lower incidence of febrile neutropenia, as compared to placebo through day 100 post HSCT. SER-155 was generally well tolerated, with no observed treatment-related serious adverse events. SER-155 and our other pipeline programs are designed to target multiple disease-relevant pathways and are manufactured from standard clonal cell banks via single-strain cultivation, rather than from the donor-sourced production process used for VOWST.

Our live biotherapeutic candidates are consortia of bacteria designed to optimize specific, targeted pharmacological properties, and are formulated for oral delivery. We maintain a differentiated live biotherapeutics drug discovery and development platform that includes good manufacturing practices, or GMP, manufacturing capabilities for this novel drug modality. We are designing live biotherapeutic candidates optimized to prevent the colonization and overgrowth of pathogens in the gastrointestinal tract and modulate host function to increase epithelium integrity and to induce immune tolerance. We believe clinical and nonclinical data across our programs support the development of live biotherapeutics to target the prevention and treatment of a broad swath of infections, and in inflammatory and immune diseases. We believe that the scientific and clinical data from the development of VOWST (our then product candidate SER-109 program) and the data from the SER-155 Phase 1b study validate this novel therapeutic approach in the context of infection. We believe this approach may be replicable across different bacterial pathogens to develop live biotherapeutics with the potential to protect a range of medically compromised patients from infections, including pathogens that harbor AMR.

In addition to allo-HSCT, we intend to evaluate SER-155 and other cultivated live biotherapeutic candidates in other medically vulnerable patient populations including autologous-HSCT patients, cancer patients with neutropenia, chimeric antigen receptors therapy, or CAR-T, recipients, individuals with chronic liver disease, solid organ transplant recipients, as well as patients in the intensive care unit and long-term acute care facilities. Additional efforts in the early-stage portfolio are focused on the SER-301 program in inflammatory bowel disease, or IBD, and programmatic objectives that are supported through a partnership with the Crohn’s and Colitis Foundation, or CCF. These efforts aim to (i) confirm the functional phenotype and inflammatory state of patient subpopulations observed in our prior ulcerative colitis, or UC clinical trials, and (ii) prioritize inflammatory targets and evaluate the potential to utilize biomarker-based patient selection and stratification for future studies. In addition, we continue to leverage microbiome pharmacokinetic and pharmacodynamic data from across our clinical and preclinical portfolios, using our reverse translational development platform to prioritize future drug targets and to identify opportunities for combination therapies across various indications, including inflammatory and immune diseases, cancer, and metabolic diseases.

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

Our product candidates are in early-stage clinical or preclinical development. Our ability to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss from continuing operations was $110.1 million for the nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $962.5 million.

While we plan to focus our investment on progressing the development of SER-155 and advancing our other wholly-owned live biotherapeutic candidates in the near-term, our expenses may increase in connection with these future activities. See “Risk Factors—Risks Related to Our Financial Position and Need for Additional Capital—We are a clinical-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.”

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

As of September 30, 2024, we had cash and cash equivalents totaling $66.8 million. Based on our currently available cash resources, the capital obtained from the Transaction, and the expected receipt of the fixed Installment Payments (defined below), which are subject to material compliance with the TSA (as defined below), and considering our future operating plans and our ongoing obligations related to the Transaction, we will require additional funding by the fourth quarter of 2025. In accordance with applicable accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within 12 months after the date of the issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In performing this analysis, we excluded certain elements of our operating plan that cannot be considered probable of occurring. Under the applicable accounting standards, the receipt of contingent payments from the Transaction and any future equity issuances cannot be considered probable, as these events are outside our control. Accordingly, management has concluded that substantial doubt exists about our ability to continue as a going concern for 12 months from the date the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, are issued. See “Risk Factors— Risks Related to Our Financial Position and Need for Additional Capital —We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.”

Sale of our VOWST Business to SPN

VOWST (previously referred to as SER-109) was approved by the FDA on April 26, 2023, to prevent recurrence of CDI in individuals 18 years of age or older following antibacterial treatment for recurrent CDI. We launched VOWST in the United States with our then collaborator, Nestlé Health Science, in June 2023. On August 5, 2024, we entered into an Asset Purchase Agreement, or Purchase Agreement, with Société des Produits Nestlé S.A., or SPN, a wholly-owned subsidiary of Nestlé S.A., pursuant to which, after approval by our stockholders at a special meeting of stockholders held on September 26, 2024, we sold our VOWST microbiome therapeutic business, or the VOWST Business, to SPN and its designated affiliates on September 30, 2024, or the Transaction. Following the completion of the Transaction, or the Closing, our headcount decreased from approximately 200 to 100, principally due to the transition of manufacturing and quality team members from Seres to Nestlé Health Science, positioning us to efficiently progress SER-155 and our other wholly-owned cultivated live biotherapeutic candidates.

Under the terms of the Purchase Agreement, we sold the VOWST Business, including inventory and equipment, certain patents and patent applications, know-how, trade secrets, trademarks, domain names, marketing authorizations and related rights, documents, materials, business records and data and contracts that are used or held for use primarily in the development, commercialization and manufacturing of the microbiome product sold under the brand name VOWST, or the Product, to SPN, and SPN assumed certain liabilities from us. As consideration for the Transaction, SPN paid or agreed to pay us, as applicable, the following Transaction Consideration:

(i)
a cash payment, which was paid upon Closing, of $100 million, less approximately $17.9 million owed by us to an affiliate of SPN as of March 31, 2024 under the prior license agreement between us and the SPN affiliate, less approximately CHF 2.0 million in satisfaction of fees due under an existing manufacturing agreement between us and Bacthera;

(ii)
cash installment payments of $50 million on January 15, 2025 and $25 million on July 1, 2025, or the Installment Payments, conditioned on our material compliance with obligations under the TSA (as defined below), which was entered into at Closing between us and Nestlé Enterprises S.A., an affiliate of SPN, or NESA;
(iii)
prepayment of the $60 million milestone payment tied to the achievement of worldwide annual net sales of the Product of $150 million, or the First Sales Milestone, which was paid in cash at Closing, or the Prepaid Milestone, which Prepaid Milestone will accrue interest at a fixed rate of 10% per annum until the First Sales Milestone is achieved and 5% per annum thereafter until the earlier of (x) the date on which the Prepaid Milestone, plus accrued interest thereon, has been repaid in full by set-off and (y) the last day of the Milestone Period (as defined below); and
(iv)
future milestone payments of (x) $125 million tied to the achievement of worldwide annual net sales of the Product of $400 million and (y) $150 million tied to the achievement of worldwide annual net sales of the Product of $750 million, during the period from Closing until December 31 of the calendar year in which the tenth anniversary of Closing occurs, or the Milestone Period, and together, the Future Milestone Payments and, together with the Prepaid Milestone, the Milestone Payments.

See Risk Factors— Risks Related to Our Financial Position and Need for Additional Capital— The total amount of the Installment Payments and Milestone Payments we will receive from the Transaction, and the amounts payable or due under the Profit Sharing Payments, are subject to various risks and uncertainties.

As they are earned, the Milestone Payments will be satisfied as follows: (1) first, by set-off against all accrued interest on the Prepaid Milestone until the amount of such accrued interest has been paid in full, (2) second, by set-off against the outstanding balance of the Prepaid Milestone until the Prepaid Milestone has been repaid in full and (3) thereafter, in cash. If any amount of the Prepaid Milestone (and any accrued interest thereon) remains outstanding as of following the last day of the Milestone Period (defined below), the balance thereof (together with any interest accrued thereon) will be forgiven and the right of set-off of SPN with respect thereto will be deemed forfeited. The Installment Payment due on July 1, 2025 will be reduced by approximately $1.5 million related to certain employment obligations assumed by SPN with respect to the period ending as of the Closing Date.

We and SPN will share 50/50 in the net profit or net loss achieved during the period from the Closing Date until December 31, 2025, or the Profit Sharing Period, with the net profit or net loss calculated as (i) the net sales of VOWST in the United States and Canada, plus (ii) other income received in connection with the grant of a license or sublicense with respect to VOWST in the United States and Canada as described in the Purchase Agreement, minus (iii) allowable expenses directly attributable or reasonably allocable to certain development activities, commercialization activities, medical affairs activities, manufacturing activities or other relevant activities, as described in the Purchase Agreement. During the Profit Sharing Period, we will reimburse SPN for (i) certain payments under the exclusive license agreement between us and Memorial Sloan Kettering Cancer Center, (ii) certain costs incurred in connection with an ongoing post-marketing safety study of VOWST and (iii) 80.1% of all rent and other costs due to the landlord under the lease for our Waltham facility.

We estimated the costs associated with these future payments and recorded them within accrued liabilities due to SPN on our condensed consolidated balance sheet as of the Closing. The contingent liabilities include $16.9 million associated with the Profit Sharing Payments, $2.6 million associated with the MSK Agreement, $6.6 million and $3.0 million related to the settlement of the collaboration payable to SPN for the quarters ended June 30, 2024 and September 30, 2024, respectively, $1.9 million associated with our obligation to pay 80.1% of the costs associated with the lease of the Waltham facility through December 31, 2025, $1.5 million associated with certain employment-related costs for conveying employees, and $1.0 million associated with our ongoing post-marketing safety study of VOWST. The contingent liabilities will be remeasured at each reporting period based on (i) cash payments made by the Company to reduce the accrued liabilities due to SPN and (ii) revised estimates of the total remaining liabilities due to SPN.

At Closing, in exchange for a payment to be made by SPN to Bacthera AG, the Long Term Manufacturing Agreement, dated November 8, 2021, between the Company and Bacthera AG, or the Bacthera Manufacturing Agreement, was terminated and each of Bacthera and Seres released one another from any and losses, liabilities or other obligations arising thereunder with respect to the period ending as of the Closing Date, including without limitation any milestone payments required to be paid to Bacthera thereunder.

In connection with the Closing, we and SPN entered into a securities purchase agreement, or the Securities Purchase Agreement, pursuant to which SPN purchased 14,285,715 shares of our common stock, or the Shares, at Closing, at a purchase price per share of $1.05, for an aggregate purchase price of $15 million. Under the terms of the Securities Purchase Agreement, SPN agreed not to sell or transfer the Shares for a period of six months after Closing, subject to certain customary exceptions. We agreed to register the resale of the Shares by SPN within 90 days of Closing. In addition, under the terms of the Securities Purchase Agreement, for as long as SPN, together with its affiliates, beneficially owns at least 10% of our outstanding shares of common stock, we agreed to take such action within our control to include one individual designated by SPN in the slate of nominees recommended by our board of directors (or the applicable committee of the board of directors) to our stockholders for election to the board of directors at the applicable stockholder meeting. The Securities Purchase Agreement contains customary representations and warranties and closing conditions.

In connection with the Closing, we entered into a Transition Services Agreement, or the TSA, with NESA, which provides for services to be performed by us in order to facilitate a transition of the business associated with the VOWST Business to NESA and its affiliates. The scope of the transition services includes the provision of certain manufacturing services and certain administrative functions related to the VOWST Business and operations, including the maintenance of certain manufacturing services and the related facility in which such services are currently conducted. We will provide the manufacturing services until December 31, 2025, which period may be extended by up to six months (solely to ensure the manufacturing facility is in a state of compliance with the biologics license application for VOWST and readiness for potential regulatory inspection), and other services, for the duration specified in the schedule to the TSA for each service. NESA has agreed to pay us for certain fixed costs, including a monthly fixed fee for preserved raw material suspension manufacturing, and will reimburse us for certain costs of the transition services performed by us under the TSA. The know-how and other intellectual property generated in connection with the performance of the TSA will be owned by NESA with us having a non-exclusive license to such know-how and other intellectual property under the Cross-License Agreement. During the term of the TSA, upon NESA's request, we will transfer the specifications for materials and documentation necessary to enable preserved raw material suspension manufacturing services to a third party service provider designated by NESA. In the event of a material failure by us to deliver preserved raw material suspension under the TSA, NESA will have step-in rights to negotiate to enter into a direct lease with the landlord of the manufacturing facility with respect to the portion of such facility used in connection with the VOWST Business or to cause such services to be performed, with any reasonable out-of-pocket costs and expenses incurred in connection therewith reimbursed by us.

In connection with the Closing, we entered into a cross-license agreement with SPN under which, we granted to SPN a perpetual, worldwide, non-exclusive, fully paid-up license under certain Seres patents that have been issued or will issue in the future and current know-how controlled by us that is not transferred to SPN pursuant to the Purchase Agreement. In the field of the treatment of Clostridioides difficile infections, or CDI, and rCDI and associated complications, or collectively, the CDI Field, the license to SPN under such Seres patents and know-how is exclusive to SPN for five years after the Closing and co-exclusive between SPN and Seres following that five year period. The license from Seres to SPN is to issued Seres patents that currently or in the future cover the Product or improvements thereof and know-how that is used or reasonably useful in connection with the exploitation of the VOWST Business. See “Intellectual Property” below.

In connection with the Closing, the parties entered into assignment and assumption of lease agreements, or the Assignment and Assumption Agreements. Under the Assignment and Assumption Agreements, we assigned to SPN or its designated affiliates, our rights in, to and under certain real property leases, and SPN or its designated affiliates assumed the liabilities related thereto.

In connection with the Closing, the parties entered into an employee support agreement, or the Employee Support Agreement. Under the Employee Support Agreement, among other things and subject to the terms and conditions therein, certain of our employees related to the VOWST Business who accepted employment with SPN or one of its designated affiliates provided the services they provided to us prior to the Transaction to SPN, as well as other services as SPN may reasonably request, from Closing until the day prior to the beginning of SPN’s or its designated affiliate’s next pay period following the Closing. SPN will reimburse our out of pocket costs in connection with such employees’ services, including certain compensation and benefits paid or provided to such employees pursuant to the terms of the Employee Support Agreement.

Infection Risk Reduction

We believe that the scientific and clinical data from our SER-109 program validate our novel approach of using live biotherapeutics to decolonize pathogens and improve epithelial barrier integrity, resulting in reduced rate of infections in medically compromised patients. Data from the SER-109 ECOSPOR III and ECOSPOR IV Phase 3 trial published in the New England Journal of Medicine (Feuerstadt et al., 2022) and Journal of the American Medical Association (Sims et al., 2023) suggest that live biotherapeutics have the potential to restructure the gut microbiome and shift the gut metabolic landscape. Additional data show that SER-109 rapidly reduced the abundance of bacteria associated with common antibiotic resistance genes, or ARGs, and reduced ARG abundance in the gut (Straub et al., 2023). Collectively, we believe these data suggest the potential for live biotherapeutics to prevent the colonization and overgrowth of pathogens that can establish in the gut and ultimately to reduce infections. We believe that reducing pathogen colonization in the GI and improving GI epithelial barrier integrity to reduce the risk of infection may be replicable in a range of medically compromised patients, protecting them from infections and resulting downstream clinical sequelae. We believe this approach may also enable us to reduce antimicrobial resistant infections, or AMR, which the World Health Organization declared as a top ten global public health threat facing humanity, and with estimates that yearly deaths may reach 10 million by 2050, putting mortality due to AMR on par with deaths due to cancer.

SER-155

We are developing SER-155, an investigational, oral, live biotherapeutic designed to decolonize GI pathogens, improve epithelial barrier integrity, and induce immune tolerance to prevent bacterial bloodstream infections, or BSIs, and AMR infections as well as other pathogen associated negative clinical outcomes in patients undergoing allo-HSCT. SER-155 contains 16 bacterial strains selected using our reverse translation discovery and development platform technologies to optimize SER-155’s functional profile. The design incorporates biomarker data from human clinical data and screening data from nonclinical human cell-based assays and in vivo disease models. The bacteria consortia is designed to optimize: (i) the prevention of the growth of various Enterococcaceae and Enterobacteriaceae species known to potentially dominate the GI and lead to downstream negative clinical outcomes in medically compromised patients and that can harbor antibacterial resistance, (ii) the production of multiple bacterial metabolites that can promote mucosal and epithelial barrier integrity with the goal of reducing the likelihood of harmful bacteria translocating from the gut to the bloodstream through a compromised epithelium, and (iii) the production of multiple bacterial metabolites that can modulate immune pathways to induce immune tolerance with a potential impact on GvHD.

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

SER-155 Phase 1b Study

SER-155 has been evaluated in a Phase 1b placebo-controlled study in patients undergoing allo-HSCT. The SER-155 Phase 1b study included two cohorts. Cohort 1 was designed to assess safety and drug pharmacology, specifically the drug strain engraftment in the gastrointestinal tract. Cohort 1 included 13 subjects who received any dosing of the SER-155 regimen, with 11 subjects subsequently receiving an allo-HSCT. Results from this cohort, announced in May 2023, showed SER-155 was generally well tolerated and resulted in successful drug strain engraftment and a reduction in pathogen domination in the GI microbiome relative to a historical control cohort.

Study Cohort 2 utilized a randomized, double-blinded 1:1 placebo-controlled design to further evaluate safety and drug strain engraftment, as well as key secondary and exploratory endpoints such as the incidence of bacterial bloodstream infections and related medical consequences such as febrile neutropenia and antibiotic use. Cohort 2 included 45 patients in the intention-to-treat (ITT) population. Of the ITT population, 20 received SER-155 and 14 received placebo, each of whom subsequently received an allo-HSCT, with data available for clinical evaluation through day 100, the study’s prespecified primary observation point. Exploratory hypothesis testing was conducted at the two-sided α=0.05 level. Ninety-five percent (95%) 2-sided confidence intervals (CIs) were determined, where specified. No adjustment for multiplicity was done. A subset of patient samples was available for drug pharmacology analysis.

The median age in Cohort 2 was 63, and most subjects had acute myeloid leukemia, acute lymphocytic leukemia, myelodysplastic syndrome or myeloproliferative neoplasia as their primary disease and received reduced-intensity conditioning pre-transplant. Most patients received peripheral blood stem cells from a matched unrelated donor. A majority received post-transplant cyclophosphamide as part of their graft-versus-host disease (GvHD) prophylaxis.

Results from Cohort 2, announced in September 2024, were consistent with the observations from Cohort 1. SER-155 was generally well tolerated, and no treatment-emergent serious adverse events related to drug were observed. SER-155 bacterial strains engrafted into the gastrointestinal tract of patients following the administration of SER-155.

The incidence of BSIs was significantly lower in the SER-155 arm compared with the placebo arm (2/20 (10%) vs. 6/14 (42.9%), respectively; [Odds Ratio: 0.15; 95% CI: 0.01, 1.13, p=0.0423]), which represents a relative risk reduction of approximately 77% and an absolute risk reduction of approximately 33%. In addition, while antibiotic starts were similar in each arm, patients administered SER-155 were treated with antibiotics for a significantly shorter duration compared to patients in the placebo arm (9.2 days vs. 21.1 days, respectively, with a mean difference of -11.9 days [95% CI: -23.85, -0.04; p=0.0494]). The incidence of febrile neutropenia was lower in patients administered SER-155 compared to placebo (65% vs. 78.6%, respectively; [Odds Ratio: 0.51; 95% CI: 0.07, 2.99; p=0.4674]). Six cases of gastrointestinal infections (C. difficile infections) were observed in the study, with four cases (20%) in the SER-155 arm and two cases (14.3%) in the placebo arm.

Recent changes in the allo-HSCT standard of care and the increasing use of post-transplant cyclophosphamide as part of prophylactic therapy for GvHD have reduced rates of GvHD overall in this patient population. The rates of GvHD in the study were low, with two cases of grade 2 GvHD observed in each arm, and no cases of grade 3 or 4 GvHD were observed.

In Cohort 2, the ability to detect pathogen domination (i.e., relative abundance in the GI ≥30%) in the placebo arm, and differences between the study arms, was constrained due to the limited number of placebo stool samples and an imbalance in the number of available stool samples between the arms. Observed pathogen domination events were low in the placebo and SER-155 arms with no significant differences identified. In a comparison of the prevalence of pathogen domination versus a larger allo-HSCT historical control cohort, pathogen domination in SER-155 subjects was substantially lower, providing further evidence of SER-155 activity.

We believe the available study data from Cohort 1 suggest that SER-155 administration results in significantly lower incidence rates of gastrointestinal dominations with pathogens of clinical concern, such as Enterococcaceae, Enterobacteriaceae, Streptococcaceae, and Staphylococcaceae. We further believe the resulting Cohort 2 data, together with the Cohort 1 SER-155 Phase

1b study results provide encouraging evidence to support further development of SER-155 to potentially reduce GI associated bloodstream and AMR infections as well as increase immune tolerance in individuals undergoing allo-HSCT for cancers and other serious conditions.

Other pipeline programs, including SER-147

We continue to develop another proprietary live biotherapeutic composition, SER-147, designed to prevent bacterial bloodstream, AMR and spontaneous bacterial peritonitis, or SBP, infections in patients with metabolic disease, including chronic liver disease, or CLD. SER-147 was designed and optimized using our reverse translational therapeutics development platform. CLD is a progressive condition marked by deterioration of liver function and is reaching epidemic proportions affecting nearly 1.7 billion people worldwide, causing substantial health burden on afflicted countries (GBD 2017 Cirrhosis Collaborators, 2020, Clinical Liver Disease, 2021). In the advanced stages of CLD, known as decompensated cirrhosis, patients exhibit significant immune dysfunction, microbiome disruption, and increased contact with the healthcare system, all of which drive increased susceptibility to bacterial infections (Bajaj et al., 2021, Albillos et al., 2022). The Company is advancing IND-enabling activities in SER-147.

Nasdaq Notice and Compliance

On November 7, 2024, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC, or Nasdaq, notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1), or the Bid Price Requirement.

The letter had no immediate effect on the listing of our common stock, which continues to trade on The Nasdaq Global Select Market under the symbol “MCRB,” subject to our compliance with the other continued listing requirements of The Nasdaq Global Select Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial compliance period of 180 calendar days from receipt of the letter, or until May 6, 2025, to regain compliance with the Bid Price Requirement. To regain compliance, the closing bid price for our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during the 180-day period prior to May 6, 2025.

If we do not regain compliance with the Bid Price Requirement by May 6, 2025, we may be eligible for an additional 180 calendar day compliance period. To qualify, we must submit an application to transfer the listing of the common stock to The Nasdaq Capital Market, which requires us to meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, other than the Bid Price Requirement. We would also need to pay an application fee to Nasdaq and to provide written notice of our intention to cure the deficiency during the additional compliance period. As part of its review process, Nasdaq will make a determination of whether it believes we will be able to cure this deficiency.

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

Intellectual Property

Patent Portfolio

We have an extensive patent portfolio directed to rationally designed ecologies of spores and microbes. The portfolio includes both company-owned patents and applications, and those that we have rights to as licensee. The patents and applications included in our portfolio cover both composition of matter and methods (e.g., method of treating). Our intellectual property rights related to SER-155 and SER-147 extend through 2043 (not including any potential term extension). We plan on continuing to broaden our patent portfolio. Currently, we have 21 active patent application families, which includes 20 nationalized applications and one at the PCT stage. To date, we have obtained issuance of 31 U.S. patents (which includes three as licensee).

In connection with the Transaction and pursuant to the Purchase Agreement, we transferred certain patents and trademarks affiliated with the VOWST Business to SPN at Closing. In addition, in connection with Closing, we entered into a cross-license agreement, or the Cross-License Agreement, with SPN. Under the Cross-License Agreement, we granted to SPN a perpetual, worldwide, non-exclusive, fully paid-up license under certain Seres patents that have been issued or will issue in the future and current know-how controlled by us that was not transferred to SPN pursuant to the Purchase Agreement. In the field of the treatment of CDI and recurrent CDI and associated complications, or collectively, the CDI Field, the license to SPN under such Seres patents and know-how is exclusive to SPN for five years after the Closing and co-exclusive between SPN and Seres following that five year period. The license from Seres to SPN is to issued Company patents that currently or in the future cover the Product or improvements thereof and know-how that is used or reasonably useful in connection with the exploitation of the VOWST Business. We also granted SPN an exclusive, perpetual, worldwide, fully paid-up license under issued Seres patents that currently or in the future cover the Product and improvements thereof and know-how that is used or reasonably useful in connection with the exploitation of the Product to exploit SER-262 in the CDI Field. SPN granted to us a perpetual, worldwide, non-exclusive license under the patents and know-how that are transferred to SPN pursuant to the Purchase Agreement or developed under the TSA, for Seres' products for use outside of the CDI Field, and after five years from Closing for Seres products containing designed, cultivated, bacterial consortia not manufactured using human stool (excluding SER-262) in the CDI Field. From and after Closing, certain license agreements between us, SPN, and/or their respective affiliates terminated and are of no further force or effect, except as contemplated by the Purchase Agreement.

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

Our primary focus of research and development since inception has been on our reverse translational platform and the subsequent development of our product candidates. Our direct research and development expenses are tracked on a program-by-program basis and consist primarily of external costs, such as fees paid to investigators, consultants, CROs in connection with our preclinical studies and clinical trials, lab supplies and consumables, and regulatory fees. We do not allocate employee-related costs and other indirect costs to specific research and development programs because these costs are deployed across multiple product programs under development.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We anticipate an overall decrease in research and development expenses in 2024 as compared to the prior year, as the restructuring plan implemented in 2023 significantly reduced research and development activities other than the completion of the SER-155 Phase 1b study. Research and development expenses may increase in the future if and as we resume development of any clinical or preclinical programs using proceeds from the Transaction with Nestlé.

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

We expect that our general and administrative expenses will decrease in 2024 as compared to the prior year as the restructuring plan resulted in lower personnel expenses due the workforce reduction and lower external expenses as a result of the elimination of non-essential expenses and consolidation of office space. We expect for these decreases to be partially offset by an increase in transaction costs, including legal, accounting, and tax-related services in relation to the Transaction with Nestlé. General and administrative expenses may increase in the future as we continue to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing rules and the requirements of the SEC, director and officer insurance costs and investor and public relations costs.

Other Expense, Net

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and investments.

Interest Expense

Interest expense consists of interest incurred under our loan and security agreement with Hercules Capital, Inc. and Oaktree, including the accretion of the discount on our Oaktree Term Loan.

Other Income (Expense)

Other income (expense) primarily consists of amortization of premiums or accretion of discounts on investments, gains and losses on foreign currency transactions, and changes in the fair values of our warrant liabilities associated with our Oaktree Term Loan. For the three and nine months ended September 30, 2024, other expense also includes the loss associated with the extinguishment of the Oaktree Term Loan.

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in the three and nine months ended September 30, 2024 or 2023.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on March 5, 2024, or the Annual Report, are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the three and nine months ended September 30, 2024, with the exception of those detailed in Note 2, Summary of Significant Accounting Policies, to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

Results of Operations

Comparison of Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Change

Operating expenses:
Research and development	16,460	25,154	(8,694)
General and administrative	12,710	19,432	(6,722)
Total operating expenses	29,170	44,586	(15,416)
Loss from continuing operations	(29,170)	(44,586)	15,416
Other (expense) income:
Interest income	652	2,572	(1,920)
Interest expense	—	—	-
Other (expense) income	(22,517)	999	(23,516)
Total other (expense) income, net	(21,865)	3,571	(25,436)
Net loss from continuing operations	$(51,035)	$(41,015)	$(10,020)

Research and Development Expenses

	Three Months Ended September 30,
	2024	2023	Change

Microbiome therapeutics platform and research and development operations	$7,458	$9,024	$(1,566)
SER-155	1,652	1,935	(283)
Early stage programs	(7)	382	(389)
Total direct research and development expenses	9,103	11,341	(2,238)
Personnel-related (including stock-based compensation)	7,357	13,813	(6,456)
Total research and development expenses	$16,460	$25,154	$(8,694)

Research and development expenses were $16.5 million for the three months ended September 30, 2024 and $25.2 million for the three months ended September 30, 2023. The decrease of $8.7 million was primarily due to the following:

•
a decrease in personnel-related costs of $6.5 million primarily due to a decrease in salaries, bonus, employee benefits expenses, and payroll taxes as a result of the restructuring plan implemented in 2023;
•
a decrease of $1.6 million in expenses related to our microbiome therapeutics platform and research and development operations, primarily due to a decrease of $0.9 million primarily due to a reduction in the use of contractors following the implementation of the restructuring plan, and a decrease in consulting expenses of $0.6 million;
•
a decrease of $0.4 million in expenses related to our early stage programs due to the restructuring plan; and
•
a decrease of $0.3 million in expenses related to our SER-155 program due to lower lab supplies and consumables as the clinical trial material for the Phase 1b study had been manufactured in prior periods.

General and Administrative Expenses

	Three Months Ended September 30,
	2024	2023	Change

Personnel related (including stock-based compensation)	$5,596	$8,930	$(3,334)
Professional fees	2,283	4,525	(2,242)
Facility-related and other	4,831	5,977	(1,146)
Total general and administrative expenses	$12,710	$19,432	$(6,722)

General and administrative expenses were $12.7 million for three months ended September 30, 2024 compared to $19.4 million for the three months ended September 30, 2023. The decrease of $6.7 million was primarily due to the following:

•
a decrease in personnel related costs of $3.3 million primarily due to a decrease in salaries, bonus, employee benefits expenses, and stock-based compensation expenses due to the restructuring plan that was implemented in 2023;
•
a decrease in professional fees of $2.2 million primarily due to a decrease in professional services, consulting, and recruiting fees; and
•
a decrease in facility-related and other costs of $1.1 million primarily related to headcount-based information technology costs that were reduced following the restructuring plan that was implemented in 2023.

Other (Expense) Income, Net

Other (expense) income, net was $21.9 million of expense and $3.6 million of income, respectively, for the three months ended September 30, 2024 and 2023. The change in other (expense) income, net was primarily due to the $23.4 million loss associated with the extinguishment of the Oaktree Term Loan recorded in the three months ended September 30, 2024 in connection with the sale of the VOWST Business to SPN. For more information, see Note 9, Notes Payable, to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report. Additionally, interest income decreased by $1.9 million due to our lower cash balance.

Comparison of Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	51,759	94,554	(42,795)
General and administrative	40,721	63,519	(22,798)
Total operating expenses	92,480	158,073	(65,593)
Loss from continuing operations	(92,480)	(158,073)	65,593
Other (expense) income:
Interest income	3,530	5,330	(1,800)
Interest expense	—	(2,468)	2,468
Other expense	(21,184)	(202)	(20,982)
Total other (expense) income, net	(17,654)	2,660	(20,314)
Net loss from continuing operations	$(110,134)	$(155,413)	$45,279

Research and Development Expenses

	Nine Months Ended September 30,
	2024	2023	Change
	(in thousands)
Microbiome therapeutics platform and research and development operations	$23,309	$35,732	$(12,423)
SER-155	6,258	5,578	680
Early stage programs	84	1,208	(1,124)
Total direct research and development expenses	29,651	42,518	(12,867)
Personnel-related (including stock-based compensation)	22,108	52,036	(29,928)
Total research and development expenses	$51,759	$94,554	$(42,795)

Research and development expenses were $51.8 million for the nine months ended September 30, 2024 and $94.6 million for the nine months ended September 30, 2023. The decrease of $42.8 million was primarily due to the following:

•
a decrease in personnel-related costs of $29.9 million primarily due to a decrease of $24.0 million in salaries, bonus, and employee benefits expenses as a result of the restructuring plan implemented in 2023, and a decrease of $6.9 million in stock-based compensation expense, which was primarily as a result of options and awards with performance conditions that were achieved during the three months ended June 30, 2023, partially offset by an increase of $1.0 million in payroll taxes primarily related to tax credits we received during the three months ended March 31, 2023;
•
a decrease of $12.4 million in expenses related to our microbiome therapeutics platform and research and development operations which includes a decrease of $3.5 million due to a reduction in the use of contractors and a decrease in employee travel and expense costs following the implementation of the restructuring plan, a decrease in consulting expenses of $2.4 million, a decrease of $2.0 million in clinical trial, analytical and other manufacturing costs, a decrease of $2.4 million in lab supplies and consumables, and a decrease of $1.6 million in facilities and depreciation; and
•
a decrease of $1.1 million in expenses related to our early stage programs due to the restructuring plan;

partially offset by:

•
an increase of $0.7 million in expenses related to our SER-155 program primarily due to an increase in clinical trial costs as the Phase 1b trial advanced.

General and Administrative Expenses

	Nine Months Ended September 30,
	2024	2023	Change
	(in thousands)
Personnel related (including stock-based compensation)	$17,936	$28,403	$(10,467)
Professional fees	7,002	17,739	(10,737)
Facility-related and other	15,783	17,377	(1,594)
Total general and administrative expenses	$40,721	$63,519	$(22,798)

General and administrative expenses were $40.7 million for the nine months ended September 30, 2024 compared to $63.5 million for the nine months ended September 30, 2023. The decrease of $22.8 million was primarily due to the following:

•
a decrease in personnel related costs of $10.5 million primarily due to a decrease in salaries, bonus, employee benefits expenses, and stock-based compensation expenses due to the restructuring plan that was implemented in 2023;
•
a decrease in professional fees of $10.7 million primarily due to a decrease in professional services, consulting, and recruiting fees; and
•
a decrease in facility-related and other costs of $1.6 million primarily related to information technology costs, laboratory and office rent expenses, license costs and office supplies.

Other (Expense) Income, Net

Other (expense) income, net was $17.7 million of expense and $2.7 million of income, respectively for the nine months ended September 30, 2024 and 2023. The change in other (expense) income, net was primarily due to $23.4 million of loss associated with the extinguishment of the Oaktree Term Loan, compared to the $1.6 million of Hercules credit facility during the nine months ended September 30, 2023, as well as a decrease in interest income of $1.8 million. Additionally, during the nine months ended September 30, 2024, we recognized a decrease of $2.5 million of interest expense incurred in the prior period relating to the Hercules credit facility, and an increase of $1.9 million of sublease income, partially offset by a decrease of $0.6 million on gain on warrant revaluation.

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

On August 5, 2024, we entered into the Purchase Agreement with SPN, pursuant to which we agreed to sell our VOWST Business, including inventory and equipment, certain patents and patent applications, know-how, trade secrets, trademarks, domain names, marketing authorizations and related rights, documents, materials, business records and data and contracts that are used or held for use primarily in the development, commercialization and manufacturing of the Product to SPN and its designated affiliates, and SPN and its designated affiliates assumed certain liabilities from us. Our stockholders approved the Transaction at a special meeting of stockholders held on September 26, 2024, and the Transaction closed on September 30, 2024. As consideration for the Transaction, SPN agreed to pay us:

(i)
a cash payment, which was paid at Closing, of $100 million, less approximately $17.9 million owed by us to an affiliate of SPN as of March 31, 2024 under the prior license agreement between us and the SPN affiliate, less approximately CHF 2.0 million in satisfaction of fees due under an existing manufacturing agreement between us and Bacthera;
(ii)
cash Installment Payments of $50 million on January 15, 2025 and $25 million on July 1, 2025, conditioned on our material compliance with obligations under the TSA entered into at Closing between us and NESA;
(iii)
prepayment of the $60 million Prepaid Milestone tied to the achievement of the First Sales Milestone of worldwide annual net sales of the Product of $150 million, which was paid in cash at Closing, which Prepaid Milestone will accrue interest at a fixed rate of 10% per annum until the First Sales Milestone is achieved and 5% per annum thereafter until the earlier of (x) the date on which the Prepaid Milestone, plus accrued interest thereon, has been repaid in full by set-off and (y) the last day of the Milestone Period; and
(iv)
future Milestone Payments of (x) $125 million tied to the achievement of worldwide annual net sales of the Product of $400 million and (y) $150 million tied to the achievement of worldwide annual net sales of the Product of $750 million, during the Milestone Period from Closing until December 31 of the calendar year in which the tenth anniversary of Closing occurs.

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

As a condition to Closing, we and SPN entered into the Securities Purchase Agreement, pursuant to which SPN purchased 14,285,715 shares of Common Stock at Closing, at a purchase price per share of $1.05, for an aggregate purchase price of $15.0 million.

In May 2021, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $150.0 million, from time to time, through an “at the market” equity offering program under which Cowen acts as sales agent. As of September 30, 2024, we have sold 27,018,032 shares of common stock under the Sales Agreement, at an average price of approximately $1.71 per share, raising aggregate net proceeds of approximately $44.4 million after deducting an aggregate commission of approximately 3% and other issuance costs.

As of September 30, 2024, we had cash and cash equivalents totaling $66.8 million and an accumulated deficit of $962.5 million. For the nine months ended September 30, 2024, we incurred a net loss from continuing operations of $110.1 million, and used cash in operations of $109.7 million. We expect that our operating losses and negative cash flows will continue for the foreseeable future. Our future viability beyond 12 months from issuance of these condensed consolidated financial statements is dependent on our ability to raise additional capital to finance our operations. We may seek to raise additional capital through financing or other strategic transactions, including potential business development transactions, and selling shares under the Company’s at the market equity offering.

Under applicable accounting standards, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within 12 months after the date the consolidated financial statements are issued. The ability to obtain the fixed Installment Payments and sufficient additional equity or other financing with terms favorable or acceptable to us cannot be considered probable, as these events are outside of our control. Based on our currently available cash resources, the capital obtained from the Transaction, and the expected receipt of the fixed Installment Payments, which are subject to material compliance with the TSA, and considering our future operating plans and our ongoing obligations related to the Transaction, we will require additional funding by the fourth quarter of 2025. Accordingly, management has concluded that these circumstances raise substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. We will need to generate significant revenues to achieve profitability, and we may never do so. Because of the numerous risks and uncertainties associated with the development of our current and any future product candidates, the development of our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses required for completing the research and development of our product candidates.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Cash used in operating activities	$(109,727)	$(69,855)
Cash provided by investing activities	142,383	11,459
Cash (used in) provided by financing activities	(92,109)	65,276
Net (decrease) increase in cash, cash equivalents and restricted cash	$(59,453)	$6,880

Operating Activities

During the nine months ended September 30, 2024, operating activities used $109.7 million of cash, primarily due to non-cash charges of $90.1 million and changes in our operating assets and liabilities of $35.4 million, partially offset by net income of $15.8 million. Non-cash charges consisted of stock-based compensation expense of $17.2 million, $7.2 million related to the amortization of right-of-use assets, $4.4 million of depreciation and amortization, $1.4 million of amortization of debt issuance costs, $23.4 million of loss associated with the extinguishment of the Oaktree Term Loan, $0.3 million loss on disposal of fixed assets, and $3.3 million of impairment charges related to our long-lived assets. These were partially offset by the $146.7 million gain on sale of VOWST Business and $0.5 million decrease in the fair value of the Additional Warrants. Changes in our operating assets and liabilities during the nine months ended September 30, 2024 consisted of a decrease in operating lease liabilities of $4.4 million, a decrease in deferred income - related party of $4.1 million, a decrease in accrued expenses and other current and long-term liabilities of $3.3 million, and a decrease in inventories of $33.8 million in connection with the sale of the VOWST Business to SPN, partially offset by a decrease in collaboration receivable - related party of $8.7 million, a decrease in prepaid expenses and other current and other non-current assets of $0.3 million, and an increase in accounts payable of $1.2 million.

During the nine months ended September 30, 2023, operating activities used $69.9 million of cash, primarily due to a net loss of $72.5 million and changes in our operating assets and liabilities of $43.6 million, partially offset by non-cash charges of $46.2 million. Non-cash charges consisted of stock-based compensation expense of $29.0 million, loss sharing under the 2021 License Agreement with Nestlé of $5.2 million, $6.5 million related to the amortization of right-of-use assets, $4.6 million of depreciation and amortization, and $1.6 million of loss from the extinguishment of the Hercules Credit Facility. These were partially offset by a $1.1 million increase in the fair value of the Additional Warrants. Changes in our operating assets and liabilities during the nine months ended September 30, 2023 consisted of a decrease in accrued expenses and other current and long-term liabilities of $10.7 million, primarily due to total payments of $25.9 million to Nestlé for its share of collaboration expenses under the 2021 License Agreement, a decrease in accounts payable of $6.5 million, a decrease in deferred revenue of $1.3 million, a decrease in operating lease liabilities of $1.6 million, an increase in inventories of $18.5 million and an increase in collaboration receivable - related party of $16.9 million, as a result of the commencement of our commercial operations since the FDA approval of VOWST in April 2023, partially offset by a decrease in prepaid expenses and other current and other non-current assets of $2.5 million and an increase in deferred income - related party of $9.5 million.

Investing Activities

During the nine months ended September 30, 2024, net cash provided by investing activities was $142.4 million, consisting of $141.3 million of proceeds from the sale of the VOWST Business and a $1.4 million sale of a restricted investment relating to a security deposit on one of our leases that was reclassified as restricted cash, partially offset by $0.3 million of purchases of property and equipment.

During the nine months ended September 30, 2023, net cash provided by investing activities was $11.5 million, consisting of sales and maturities of investments of $23.0 million, partially offset by purchases of investments of $4.4 million and purchases of property and equipment of $7.1 million.

Financing Activities

During the nine months ended September 30, 2024, net cash used in financing activities was $92.1 million, consisting of $127.9 million repayment of the Oaktree Term Loan, partially offset by $21.8 million from the issuance of common stock under our at the market equity program, net of issuance costs, $13.5 million from the issuance of common stock in connection with the sale of the VOWST Business to SPN, and $0.5 million from the issuance of common stock under our 2015 Employee Stock Purchase Plan, or ESPP.

During the nine months ended September 30, 2023, net cash provided by financing activities was $65.3 million, consisting of $103.4 million in proceeds from the issuance of the Oaktree Term Loan, offset by $52.9 million for the repayment of the Hercules Credit Facility. Cash provided by financing activities also consisted of $11.7 million from the issuance of common stock under our at the market equity program, net of issuance costs. We also received $0.9 million from the issuance of common stock associated with the exercise of stock options, and $2.2 million in connection with the issuance of common stock under our ESPP.

Funding Requirements

Our expenses may increase in connection with our ongoing clinical development activities and research and development activities. In addition, we expect to continue to incur additional costs associated with operating as a public company. We anticipate that our future expenses will increase if and as we:

•
continue the clinical development of SER-155 in patients receiving allo-HSCT and for other medically vulnerable populations;
•
perform our obligations under the TSA;
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
•
establish a sales and distribution infrastructure and scale-up manufacturing capabilities to commercialize any other products for which we may obtain regulatory approval;
•
perform our obligations under any agreements with collaborators;
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

Because of the numerous risks and uncertainties associated with the development of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•
the total amount of the Installment Payments and Milestone Payments we will receive from the Transaction, and the amounts payable or due under the Profit Sharing Payments;
•
the cost of manufacturing our product candidates;
•
the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates;
•
the costs, timing and outcome of regulatory review of our product candidates and research activities;
•
the costs, timing and revenue, if any, of potential future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
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

Adequate additional funds may not be available to us on acceptable terms, or at all. Additionally, market volatility resulting from macroeconomic conditions, or other factors could also adversely impact our ability to access capital as and when needed. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as common stockholders. Our Hercules Loan Agreement and Oaktree Term Loan included, and any additional debt financing and preferred equity financing, if available, may involve agreements that include, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additional debt or preferred equity financing may also require the issuance of warrants, which could potentially dilute our stockholders’ ownership interest.

If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, in addition to our existing collaboration agreements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development programs or any potential future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

As discussed in Note 1 of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within 12 months after the date the condensed consolidated financial statements are issued. The receipt of contingent payments from the Transaction or future equity issuances cannot be considered probable, as these events are outside of our control. Accordingly, management has concluded that these circumstances raise substantial doubt about our ability to continue as a going concern. Based on our currently available cash resources, the capital obtained from the Transaction, and the expected receipt of the fixed Installment Payments, which are subject to material compliance with the TSA, and considering our future operating plans and our ongoing obligations related to the Transaction, we will require additional funding by the fourth quarter of 2025.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments was included in our Annual Report. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report, except as described herein.

Asset Purchase Agreement

On August 5, 2024, we entered into the Purchase Agreement with SPN, pursuant to which we agreed to sell the VOWST Business to SPN and SPN assumed certain liabilities from us, for the Transaction Consideration. See Overview – Sale of our VOWST Business to SPN for further details.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

On September 30, 2024, we completed the sale of the VOWST Business to SPN under the Purchase Agreement entered into as of August 5, 2024. As a result, during the three months ended September 30, 2024, we made the following modifications to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), including changes to accounting policies and procedures, operational processes, and documentation practices that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•
added internal controls over the identification of accounts and transactions related to the sale of the VOWST Business;
•
added controls and documentation processes related to the accounting for the discontinued operation; and
•
added controls to address related disclosures for the discontinued operation.

Other than the items described above, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Need for Additional Capital

The total amount of the Installment Payments and Milestone Payments we will receive from the Transaction, and the amounts payable or due under the Profit Sharing Payments, are subject to various risks and uncertainties.

In connection with the Closing, SPN assumed certain liabilities with respect to the VOWST Business and agreed to pay to us:

•
a cash payment, which was paid at Closing, of $100 million, less approximately $17.9 million owed by us to SPN under the prior license agreement between us and the SPN affiliate, less approximately CHF 2.0 million in satisfaction of fees due under the Bacthera Agreement;
•
cash Installment Payments of $50 million on January 15, 2025 and $25 million on July 1, 2025, conditioned on our material compliance with obligations under the TSA entered into at Closing between us and NESA;
•
prepayment of the $60 million Prepaid Milestone tied to the achievement of the First Sales Milestone of worldwide annual net sales of the Product of $150 million, which was paid in cash at Closing, which Prepaid Milestone will accrue interest at a fixed rate of 10% per annum until the First Sales Milestone is achieved and 5% per annum thereafter until the earlier of (x) the date on which the Prepaid Milestone, plus accrued interest thereon, has been repaid in full by set-off and (y) the last day of the Milestone Period; and
•
future Milestone Payments of (x) $125 million tied to the achievement of worldwide annual net sales of the Product of $400 million and (y) $150 million tied to the achievement of worldwide annual net sales of the Product of $750 million, during the Milestone Period from Closing until December 31 of the calendar year in which the tenth anniversary of Closing occurs.

As they are earned, the Milestone Payments will be satisfied as follows: (1) first, by set-off against all accrued interest on the Prepaid Milestone, (2) second, by set-off against the outstanding balance of the Prepaid Milestone until the Prepaid Milestone has been repaid in full and (3) thereafter, in cash. If any amount of the Prepaid Milestone (and any accrued interest thereon) remains outstanding as of following the last day of the Milestone Period, the balance thereof (together with any interest accrued thereon) will be forgiven and the right of set-off of SPN with respect thereto will be deemed forfeited. The Installment Payment due on July 1, 2025 will be reduced by an amount related to certain employment obligations assumed by SPN through the period prior to the Closing Date.

The Installment Payments and the Milestone Payments are subject to various risks and uncertainties. We must be in material compliance with our obligations under the TSA in order to receive the Installment Payments and, if we are not or if there is a dispute as to compliance, such payments could be withheld or delayed, pending resolution. The Milestone Payments will be based on the achievement of specified worldwide net sales targets for the Product. Interest on the Prepaid Milestone will accrue and will reduce any corresponding Milestone Payments based on the length of time it takes to achieve the milestones. It is not possible to determine with precision as of the date of this Quarterly Report on Form 10-Q the amount or timing of worldwide net sales the Product will generate in the future and, therefore, it is possible that the Milestone Payments will not be earned or will be limited by lower Product net sales than anticipated. The specified worldwide net sales targets for the Product were based on certain assumptions about the future financial performance of the Product, and there can be no assurance that such projections will be achieved or that the Milestone Payments will become payable.

Further, during the Profit Sharing Period, we and SPN will share 50/50 in the net profit or net loss achieved during the period. Amounts payable or due under the Profit Sharing Payments are uncertain and could result in financial losses or financial gains that are less than expected.

We may not be able to realize the anticipated benefits of the Transaction, and we may face new challenges as a smaller, less diversified company.

We may not be able to realize the anticipated benefits from the Transaction, including deploying the proceeds from the Transaction to advance SER-155 and support our pipeline of wholly-owned cultivated live biotherapeutic candidates. Our ability to realize the anticipated benefits of the Transaction and the success of the remaining company is subject to various risks and uncertainties, including the possibility that we may not be able to successfully use our live biotherapeutics platform to build a pipeline of product candidates and develop additional marketable drugs, and the possibility that we will not be able to obtain, or experience delays in obtaining, required regulatory approvals.

The Transaction resulted in the Company being a smaller, less diversified company with a more limited remaining business concentrated on SER-155, which recently completed a Phase 1b study in patients undergoing allogeneic hematopoietic stem cell transplantation, and our other wholly-owned cultivated live biotherapeutic candidates. As a result, we may be more susceptible to changing market conditions, including fluctuations and risks particular to preclinical and clinical-stage companies, than a more diversified company, which could adversely affect our remaining business, financial condition and results of operations. In addition, the diversification of our costs and cash flows diminished following the Transaction, such that our results of operations, cash flows, working capital and financing requirements may be subject to increased volatility and our ability to fund capital expenditures and investments or satisfy other financial commitments may be diminished.

We will need to secure additional funding to maintain operations beyond our current cash runway, which, with the cash paid upon Closing and the Installment Payments expected to be obtained from the Transaction, we will require additional funding by the fourth quarter of 2025, subject to performance under the TSA. However, due to our smaller business size and the early stage of development of our remaining assets, there can be no assurance that we will be able to raise the required capital on favorable terms, or at all. This potential inability to obtain necessary funding could have a material adverse effect on our growth prospects, financial condition, and results of operations.

We may also face new challenges with maintaining employee morale and retaining key management and other employees and retaining existing business and operational relationships, including with third parties, employees and other counterparties that otherwise prefer to transact with larger companies (or will only transact with smaller companies on less favorable terms).

We have broad discretion as to the use of the proceeds from the Transaction, and may not use the proceeds effectively.

We were obligated to use the proceeds from the completion of the Transaction to fully repay our indebtedness under the Oaktree Credit Facility. We have broad discretion with respect to the use of the remaining proceeds of the Transaction, including to support the further advancement of SER-155 and our other cultivated live biotherapeutic product candidates. The results and effectiveness of the use of proceeds are uncertain, and we could spend the proceeds in ways that do not improve our remaining business, financial condition or results of operations. Our failure to apply these funds effectively could have an adverse effect on its business, financial condition and results of operations.

We will need additional funding in order to complete development of our product candidates and commercialize our product candidates, if approved. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or any potential future commercialization efforts.

Our expenses may increase in connection with our ongoing activities, particularly if and as we further SER-155 clinical studies, and research, develop and initiate clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur costs related to product manufacturing and commercialization, including marketing, sales and distribution, and may not generate meaningful product revenues or collaboration profit in the near future. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any current or potential future commercialization efforts.

As noted above, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. Our future capital requirements will depend on many factors, including:

•
the total amount of the Installment Payments and Milestone Payments we will receive from the Transaction, and the amounts payable or due under the Profit Sharing Payments;
•
the cost of manufacturing our product candidates;
•
the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for our product candidates;
•
the costs, timing and outcome of regulatory review of our product candidates and research activities;
•
the costs, timing and revenue, if any, of potential future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Additionally, market volatility resulting from current macroeconomic conditions, such as the conflicts involving Ukraine and Russia and Israel and its surrounding regions, or other factors could also adversely impact our ability to access capital as and when needed. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders and may decrease our stock price. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or others at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay, or discontinue one or more of our research or development programs or any product candidates, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially adversely affect our business, financial condition and results of operations.

We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.

Based on our currently available cash resources, the capital obtained from the Transaction, and the expected receipt of the fixed Installment Payments, which are subject to material compliance with the TSA, and considering our future operating plans and our ongoing obligations related to the Transaction, we will require additional funding by the fourth quarter of 2025. Because the ability to obtain the fixed Installment Payments and additional equity or other financing with terms favorable or acceptable to us cannot be considered probable according to the applicable accounting standards because they are outside our control, there is substantial doubt about our ability to continue as a going concern for at least 12 months from the date that our consolidated financial statements for the three and nine months ended September 30, 2024 were issued. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments to reflect the possible inability of the Company to continue as a going concern within 12 months after the issuance of such financial statements.

We are a clinical-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $113.7 million for the year ended December 31, 2023, and $110.1 million for the nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $962.5 million. As noted elsewhere in this Quarterly Report on Form 10-Q, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To date, we have financed our operations through the public offerings of our common stock, private placements of our common stock and preferred stock, payments under our prior collaboration agreements and loan facility. We have devoted substantially all of our financial resources and efforts to developing our live biotherapeutics platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We have only developed one FDA-approved product, VOWST, which was sold to SPN in September 2024. We have not completed development of any of our other product candidates, which we call live biotherapeutic candidates, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future. While we plan to focus our investment on continuing the development of SER-155 and advancing our other wholly-owned cultivated live biotherapeutic candidates, our expenses may increase substantially in connection with our ongoing and future activities, particularly if and as we:

•
continue the clinical development of SER-155 in patients receiving allo-HSCT and for other medically vulnerable populations;
•
perform our obligations under the TSA;
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
•
perform our obligations under any agreements with collaborators;
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

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress our value and could impair our ability to raise capital, expand our business, maintain our research and development and any potential future commercialization efforts, diversify our product offerings or even continue our operations.

Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

Since our inception in October 2010, we have devoted substantially all of our resources to developing our clinical and preclinical program, building our intellectual property portfolio, developing our supply chain, planning our business, raising capital and providing general and administrative support for these operations. Other than with respect to VOWST, which was sold to SPN in September 2024, we have not yet demonstrated our ability to obtain regulatory approvals, and we have limited experience in demonstrating our ability to manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Additionally, we expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, including for example, the impact of the sale of our VOWST Business to SPN, many of which are beyond our control. Consequently, any predictions made about our future success or viability may not be as accurate as they could be if we had a longer operating history.

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts of our product candidates and may not be successful in our efforts to use our reverse translational platform to build a pipeline of product candidates and develop additional marketable drugs.

We are using our reverse translational platform to develop live biotherapeutic candidates. We are at an early stage of development of our product candidates and our platform may never lead to approvable or marketable drugs. We are developing product candidates that are designed to reduce infection and treat diseases where the microbiome is implicated. We may have problems applying our technologies to these areas, and our product candidates may not be effective in reducing infection and disease. Our product candidates may not be suitable for clinical development, including as a result of their harmful side effects, limited efficacy or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and, if approved, achieve market acceptance.

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
•
launching commercial sales of our product candidates, if and when approved, whether alone or in collaboration with others;
•
entering into new collaborations throughout the development process as appropriate, from preclinical studies through to commercialization;
•
acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;
•
effectively competing with other therapies;
•
obtaining and maintaining coverage and adequate reimbursement by third-party payors, including government payors, for our product candidates, if approved;
•
protecting our rights in our intellectual property portfolio;
•
operating without infringing or violating the valid and enforceable patents or other intellectual property of third parties;
•
maintaining a continued acceptable safety profile of our product candidates, if approved, following approval; and
•
maintaining and growing an organization of scientists and business people who can develop and commercialize our product candidates and technology.

If we or our collaborators do not successfully develop and commercialize our product candidates we will not be able to obtain product revenue or collaboration profit in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

Our product candidates are based on live biotherapeutics, which is a novel approach to therapeutic intervention.

Our product candidates are based on live biotherapeutics, a novel class of biological drugs, which are designed to treat disease by modulating the microbiome to restore health by repairing the function of a disrupted microbiome to a non-disease state. To our knowledge, VOWST is the first oral product based on this approach to receive FDA approval. We cannot be certain that our approach will lead to the development of additional approvable or marketable products or that we will be able to manufacture at commercial scale. Finally, the FDA or other regulatory authorities may lack experience in evaluating the safety and efficacy of novel product candidates based on live biotherapeutics, which could result in a longer than expected regulatory review process, increase our expected development costs and delay or prevent any potential future commercialization of our product candidates.

Clinical drug development involves a risky, lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and potential future commercialization of our product candidates.

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

Clinical trials must be conducted in accordance with the FDA and other applicable regulatory authorities’ legal requirements, regulations and guidelines, and remain subject to oversight by these governmental agencies and ethics committees or IRBs at the medical institutions where such clinical trials are conducted. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or comparable foreign regulatory authorities. These authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or applicable clinical trial protocols, adverse findings from inspections of clinical trial sites by the FDA or comparable foreign regulatory authorities, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to regulators, IRBs or ethics committees for reexamination, which may impact the costs, timing or successful completion of a clinical trial. Additional clinical trials or changes in our development plans could cause us to incur significant development costs, delay or prevent the potential future commercialization of our product candidates or otherwise adversely affect our business.

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

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we or any collaborators will not be able to commercialize our product candidates or will not be able to do so as soon as anticipated, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and potential future commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and similar regulatory authorities outside the United States. Failure to obtain marketing approval for a product candidate in any jurisdiction will prevent us and any collaborators from commercializing the product candidate in that jurisdiction and may affect our plans for potential future commercialization in other jurisdictions as well. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third parties to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy, or with respect to biologics such as our live biotherapeutic candidates, safety, purity and potency. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

Even if we eventually complete clinical testing and receive approval of a biologics license application, or BLA, or foreign marketing authorization for one of our product candidates, the FDA or the applicable foreign regulatory authority may grant approval contingent on the performance of costly additional clinical trials, which may be required after approval. The FDA or the applicable foreign regulatory authority may also approve our product candidates for a more limited indication and/or a narrower patient population than we originally request, and the FDA, or applicable foreign regulatory authority, may not approve the labeling that we believe is necessary or desirable for the successful potential future commercialization of our product candidates. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent potential commercialization of our product candidates and would materially adversely impact our business and prospects.

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

A Breakthrough Therapy, or other similar designations by the FDA for our product candidates may not lead to a faster development, regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We have applied for Breakthrough Therapy and Qualified Infectious Disease Product designations for SER-155 in allo-HSCT and may seek such designations for future product candidates. A Breakthrough Therapy is defined as a drug or biologic that is intended to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed in early clinical development. For drugs or biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for clinical development. Drugs designated as breakthrough therapies by the FDA also receive all of the Fast Track program features, including eligibility for rolling review of the associated marketing application.

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

The competent regulatory authorities in the EU have broad discretion whether to grant such an accelerated assessment, and, even if such assessment is granted, we may not experience a faster development process, review or authorization compared to conventional procedures. Moreover, the removal or threat of removal of such an accelerated assessment may create uncertainty or delay in the clinical development of our product candidates and threaten the commercialization prospects of our product candidates, if approved. Such an occurrence could materially impact our business, financial condition and results of operations.

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

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or potential commercialization of our products, if and when approved, producing additional losses and depriving us of potential product revenue.

We rely on third parties for certain aspects of the manufacture of our product candidates, and we expect to continue to do so for the foreseeable future. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or that such quantities may not be available at an acceptable cost, which could delay, prevent or impair our development or potential future commercialization efforts.

We rely, and expect to continue to rely, on third parties for certain aspects of materials supply for our product candidates in preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates on a timely basis or at all, or that such quantities will be available at an acceptable cost or quality, which could delay, prevent or impair our development or potential future commercialization efforts.

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

Third-party manufacturers may not be able to comply with current good manufacturing processes, or cGMP, regulations or similar regulatory requirements inside or outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products, if and when approved. If our manufacturers are unable to comply with cGMP regulation or similar regulatory requirements outside the United States or if the FDA or other regulatory authorities do not approve their facility upon a pre-approval inspection, our therapeutic candidates may not be approved or may be delayed in obtaining approval. In addition, there are a limited number of manufacturers that operate under cGMP regulations and similar regulatory requirements outside the United States that might be capable of manufacturing our products, if and when approved. Therefore, our product candidates and any future products that we may develop may compete with other products for access to manufacturing facilities. Any failure to gain access to these limited manufacturing facilities could severely impact the clinical development, marketing approval and potential future commercialization of our product candidates.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. Furthermore, if we breach or are perceived to breach our contractual obligations or otherwise default under our agreements with third parties, or if we otherwise have contractual disputes with such third parties, it may lead to adverse outcomes, including potential delays, unforeseen expenses, or the termination of those contracts. We do not currently have a second source for certain required materials used for the manufacture of finished product. If our current manufacturers cannot perform as agreed, we may be required to replace such manufacturers and we may be unable to replace them on a timely basis or at all. Our current and anticipated future dependence upon others for the manufacture of our product candidates or products could delay, prevent or impair our development and potential future commercialization efforts.

We have limited experience manufacturing our product candidates commercially, and we cannot assure you that we can manufacture our product candidates in compliance with regulations at a cost or in quantities necessary to make them commercially viable.

We have manufacturing facilities at our Cambridge, Massachusetts location where we conduct process development, scale-up activities and a portion of the manufacture of our biotherapeutic candidates as well as conduct quality control. The FDA and other comparable foreign regulatory authorities must, pursuant to inspections that are conducted after submitting a BLA or relevant foreign marketing submission, confirm that the manufacturing processes for the product meet cGMP or similar regulatory requirements outside the United States. We have not yet had our manufacturing facilities inspected for our product candidates. In the future, we may establish a manufacturing facility for any of our product candidates for production at a commercial scale. We have no experience in manufacturing, without reliance on third-party manufacturers, sufficient volume of our product candidates to meet potential market demands and we may not be able to develop commercial-scale manufacturing facilities that are adequate to produce materials for commercial use.

The equipment and facilities employed in the manufacture of pharmaceuticals are subject to stringent qualification requirements by regulatory agencies, including validation of facility, equipment, systems, processes and analytics. We may be subject to lengthy delays and expense in conducting validation studies, if we can meet the requirements at all.

Risks Related to Our Product Candidates and Other Legal Matters

Our product candidates may fail to achieve the degree of market acceptance by physicians, patients, hospitals, third-party payors and others in the medical community necessary for commercial success.

Even if any of our product candidates receive marketing approval, our product candidates may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If our product candidates (if and when they are approved) do not achieve an adequate level of acceptance, we may not become profitable. The degree of market acceptance of any of our product candidates, if approved, will depend on a number of factors, including:

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
•
any restrictions on the use of our products, if and when approved, together with other medications;
•
interactions of our products, if and when approved, with other medicines patients are taking; and
•
the ability of patients to take our products, if and when approved.

If we are unable to establish effective sales, marketing and distribution capabilities or enter into agreements with third parties with such capabilities, we may not be successful in commercializing any of our product candidates if and when they are approved.

We have employees with experience in sales and marketing, but we have limited sales or marketing infrastructure and, as a company, have little experience in the sale, marketing, and distribution of pharmaceutical products. To achieve commercial success for any other product for which we obtain marketing approval, we will need to establish a sales and marketing organization and we may not be successful in doing so.

In the future, we expect to build a focused sales and marketing infrastructure, or certain components of such infrastructure, if we were to market our product candidates, if and when they are approved in the United States and potentially elsewhere. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay the launch of any approved product. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we or any collaborators cannot retain or reposition sales and marketing personnel.

Factors that may inhibit efforts to commercialize our product candidates, if and when approved, include:

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

Outside the United States, we intend to rely and may increasingly rely on third parties to sell, market and distribute our product candidates, if and when approved. We may not be successful in entering into arrangements with such third parties or may be unable to do so on terms that are favorable to us. In addition, our profitability, if any, may be lower if we rely on third parties for these functions than if we were to market, sell and distribute any products that we develop ourselves. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product candidates, if and when they are approved, effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

We face substantial competition, which may result in others discovering, developing or commercializing competing products before or more successfully than we do.

The development and commercialization of new drug and biologic products is highly competitive and is characterized by rapid and substantial technological development and product innovations. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. We are aware of a number of large pharmaceutical and biotechnology companies, as well as smaller, early-stage companies, that are pursuing the development or commercialization of products, including live biotherapeutics, for disease indications we are targeting. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others may be based on entirely different approaches. Potential competitors also include academic institutions, government agencies, not-for-profits, and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Even if we are able to commercialize any of our product candidates, if approved, the products may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, any of which would harm our business.

Our ability to commercialize any of our product candidates successfully will depend, in part, on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and impact reimbursement levels.

Obtaining and maintaining adequate reimbursement for our product candidates may be difficult. We cannot be certain if and when we will obtain an adequate level of reimbursement for our product candidates by third-party payors. Even if we do obtain adequate levels of reimbursement, third-party payors, such as government or private healthcare insurers, carefully review, and increasingly question the coverage of, and challenge the prices charged for, drugs. Reimbursement rates from private health insurance companies vary depending on the company, the insurance plan and other factors. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for drugs. We may also be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval, and potential royalties resulting from the sales of those products may also be adversely impacted.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials and an even greater risk with the commercial sale of any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•
regulatory investigations, product recalls or withdrawals, or labeling, marketing or promotional restrictions;
•
decreased demand for product candidates or products, if any;
•
injury to our reputation and significant negative media attention;
•
withdrawal of clinical trial participants;
•
significant costs to defend the related litigation;
•
substantial monetary awards to trial participants or patients;
•
loss of revenue;
•
reduced resources of our management to pursue our business strategy; and
•
the inability to commercialize products that we develop, if any.

We currently hold $10.0 million in product liability insurance coverage in the aggregate, with a per occurrence limit of $10.0 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials, or if we commence commercialization of our product candidates, if and when approved. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

In the EU, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In Europe, a competitor may reference data supporting approval of an innovative biological product but will not be able to get on the market until 10 years after the time of approval of the innovative product. This 10-year marketing exclusivity period can be extended to 11 years if, during the first eight of those 10 years, the marketing authorization holder obtains an approval for one or more new therapeutic indications that bring significant clinical benefits compared with existing therapies. In addition, companies may be developing biosimilars in other countries that could compete with our product candidates. If competitors are able to obtain marketing approval for biosimilars referencing our product candidates, our product candidates may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences.

Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

In order to market and sell our product candidates in the EU and many other jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval in foreign countries may differ substantially from that required to obtain FDA approval. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals for our product candidates from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our product candidates in any market.

Any product candidate for which we obtain marketing approval will remain subject to significant post-marketing regulatory requirements and oversight.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to the continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP and similar foreign requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. We and our contract manufacturers will also be subject to continual review and periodic inspections to assess compliance with cGMP and similar foreign requirements. Accordingly, we, and any collaborator and others with whom we work, must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

The FDA or other regulatory authorities may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of our approved products. The FDA or other regulatory authorities closely regulates the post-approval marketing and promotion of drugs and biologics to ensure they are marketed only for the approved indications and in accordance with the provisions of the approved labeling. Violations of the FDA’s and other regulatory authorities’ restrictions relating to the promotion of prescription drugs by us or any collaborators may also lead to investigations alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

In addition, if a regulatory authority, we or any collaborators later discover previously unknown problems with our product candidates, such as adverse events of unanticipated severity or frequency, problems with manufacturers or manufacturing processes, or failure to comply with regulatory requirements, the regulatory authority may impose restrictions on the products or us and any collaborators, including requiring withdrawal of the product from the market. Any failure by us or any collaborators to comply with applicable regulatory requirements may yield various results, including:

•
litigation involving patients taking our products, if and when they are approved;
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
•
refusal to permit the import or export of our products, if and when they are approved;
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

If we or any collaborators are found to have improperly promoted off-label uses of approved products, including any of our product candidates that may be approved in the future, we may become subject to significant liability. The FDA and other regulatory authorities strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory authorities as reflected in the product’s approved labeling. Physicians may nevertheless prescribe a product candidate that is approved in future, if any, to their patients in a manner that is inconsistent with the approved label. If we or any collaborators are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Our relationships and any collaborators' relationships with customers, physicians and third-party payors are and will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us or any collaborators to criminal sanctions, civil penalties, exclusion from governmental healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our and any collaborators' current and future arrangements with third-party payors, physicians and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may restrict the business or financial arrangements and relationships through which we market, sell and distribute any other products for which we may in the future obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

The risk of us or any collaborators being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us or any collaborators for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain a robust system to comply with multiple jurisdictions with different compliance and reporting requirements increases the possibility that we may violate one or more of the requirements.

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

Among the provisions of the ACA of importance to our other potential product candidates are the following:

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

Further, in March 2021, the American Rescue Plan Act of 2021 was signed into law, which, among other things, eliminated the statutory cap on drug manufacturers’ Medicaid Drug Rebate Program rebate liability, effective January 1, 2024. Drug manufacturers’ Medicaid Drug Rebate Program rebate liability was previously capped at 100% of the average manufacturer price for a covered outpatient drug. We expect that other healthcare reform measures that may be adopted in the future may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to price our product candidates, if and when they are approved, at what we consider to be a fair or competitive price, generate revenue, attain profitability, or commercialize our product candidates, if approved.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Individual states in the United States have become increasingly active in implementing regulations designed to contain pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Most significantly, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our ability to price our product candidates, if and when they are approved, appropriately, which could negatively impact our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

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

In some countries, particularly the EU member states, the pricing of certain pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various EU member states and parallel distribution or arbitrage between low-priced and high-priced member states, can further reduce prices. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. Even if a pharmaceutical product obtains a marketing authorization in the EU, there can be no assurance that reimbursement for such product will be secured on a timely basis or at all. If coverage and reimbursement of our product candidates, if and when they are approved, are unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels that impacts our ability to compete with other products or our ability to recoup our costs of developing our product candidates, our business could be harmed, possibly materially.

Risks Related to Our Intellectual Property

If we are unable to adequately protect our proprietary technology or obtain and maintain issued patents that are sufficient to protect our product candidates, others could compete against us more directly, which would have a material adverse impact on our business, results of operations, financial condition and prospects.

Our success depends in large part on our ability to obtain and maintain patent and other intellectual property protection in the United States and other countries with respect to our proprietary technology and product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and product candidates. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

We have obtained licenses from third parties and may obtain additional licenses and options in the future. In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from third parties. We may also require the cooperation of our licensors to enforce any licensed patent rights, and such cooperation may not be provided. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Moreover, if we do obtain necessary licenses, we will likely have obligations under those licenses, and any failure to satisfy those obligations could give our licensor the right to terminate the license. Termination of a necessary license could have a material adverse impact on our business.

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

Our patent portfolio currently includes 21 active patent application families (which includes exclusive licenses to certain IP from Memorial Sloan Kettering Cancer Center). Of these, 20 applications have been nationalized and one is at the PCT stage. While we have obtained issuance of 31 U.S. patents, we cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents or our current patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, we are pursuing claims to therapeutic, binary compositions of certain bacterial populations. Any claims that may issue may provide coverage for such binary compositions and/or their use. However, there can be no assurance that an alternative composition that may fall outside the scope of such claims will not be equally effective. Further, while our product candidates are made up of specific cultivated bacteria, third-party compositions may have greater complexity and variability (e.g., lot to lot variations), and it is possible that a patent claim may provide coverage for some but not all third-party compositions. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.

Moreover, other parties have developed technologies that may be related or competitive to our approach and may have filed or may file patent applications and may have received or may receive patents that may overlap or conflict with our patent applications, either by claiming similar methods or by claiming subject matter that could dominate our patent position or cover one or more of our product candidates. In addition, given the on-going prosecution of our portfolio, we continue development of our understanding of how patent offices react to our patent claims and whether they identify prior art of relevance that we have not already considered.

Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in any owned patents or pending patent applications, or that we were the first to file for patent protection of such inventions, nor can we know whether those from whom we may license patents were the first to make the inventions claimed or were the first to file. For these and other reasons, the issuance, scope, validity, enforceability and commercial value of our patent rights are subject to a level of uncertainty. Our pending and future patent applications may not result in patents being issued which protect our technology or product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

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

An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize product candidates without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to develop, market or otherwise commercialize our product candidates. The issuance, scope, validity, enforceability and commercial value of our patents are subject to a level of uncertainty.

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
•
we will be able to successfully commercialize any of our product candidates, if approved, before our relevant patents expire;
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

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

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

Our commercial success depends upon our ability, and the ability of any collaborators, to develop, manufacture, market and sell our product candidates, if approved, and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. For example, on August 20, 2024, Vedanta Biosciences, Inc. and The University of Tokyo filed a complaint against us and Nestlé S.A., Nestlé Health Science S.A., Nestlé Health Science US Holdings, Inc. and SPN in the United States District Court for the District of Delaware alleging that the making, sale and use of VOWST infringes on U.S. Patent Nos. 9,433,652, 9,662,381, 9,808,519, 10,555,978, and 11,090,343. The complaint seeks unspecified damages, fees, expenses and injunctive relief. We believe the complaint is without merit and intend to defend ourself vigorously against the claims. While we have not been held by any court to have infringed a third party’s intellectual property rights, we cannot guarantee that our technology or our product candidates, or use of our product candidates do not infringe third-party patents.

We are aware of numerous patents and pending applications owned by third parties in the fields in which we are developing product candidates, both in the United States and elsewhere. However, we may have failed to identify relevant third-party patents or applications. For example, applications filed before November 29, 2000 and certain applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Moreover, it is difficult for industry participants, including us, to identify all third-party patent rights that may be relevant to our product candidates and technologies because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. We may fail to identify relevant patents or patent applications or may identify pending patent applications of potential interest but incorrectly predict the likelihood that such patent applications may issue with claims of relevance to our technology or our product candidates. In addition, we may be unaware of one or more issued patents that would be infringed by the manufacture, sale or use of our product candidates, or we may incorrectly conclude that a third-party patent is invalid, unenforceable or not infringed by our activities. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies or our product candidates or the use of our product candidates. We are aware of several pending patent applications containing one or more claims that could be construed to cover some of our product candidates or technology, should those claims issue in their original form or in the form presently being pursued. In addition, we are aware of third-party patent families that include issued and allowed patents, including in the United States, including claims that, if valid and enforceable, could be construed to cover some of our product candidates or their methods of use. On April 25, 2017, we filed a notice of opposition in the European Patent Office challenging the validity of a patent issued to The University of Tokyo and requesting that it be revoked in its entirety for the reasons set forth in our opposition. The oral proceedings were held at the European Patent Office on February 18, 2019 and the Opposition Division required The University of Tokyo to narrow the scope of the claims of the patent. The University of Tokyo appealed certain aspects of the Oppositions Division’s decision, as did we and other opponents. On November 18, 2022, The University of Tokyo requested termination of the appeal proceeding and revocation of its patent. On December 19, 2022, the Opposition Division officially terminated the appeal proceeding, and European Patent No. 2 575 835 B1 has been revoked in its entirety.

The biotechnology and pharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may allege that our product candidates, or the use of our technologies infringes patent claims or other intellectual property rights held by them or that we are employing their proprietary technology without authorization. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including interference or derivation proceedings before the USPTO and similar bodies in other countries. Third parties may assert infringement claims against us based on existing intellectual property rights and intellectual property rights that may be granted in the future. If we were to challenge the validity of an issued U.S. patent in court, such as an issued U.S. patent of potential relevance to some of our product candidates or methods of use, we would need to overcome a statutory presumption of validity that attaches to every U.S. patent. This means that in order to prevail, we would have to present clear and convincing evidence as to the invalidity of the patent’s claims. There is no assurance that a court would find in our favor on questions of infringement or validity.

Patent and other types of intellectual property litigation can involve complex factual and legal questions, and their outcome is uncertain. If we are found or believe there is a risk we may be found, to infringe a third party’s intellectual property rights, we could be required or may choose to obtain a license from such third party to continue developing and marketing our product candidates and technology. However, we may not be able to obtain any such license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on us. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action or challenge the validity of the patents in court, or redesign our product candidates. Patent litigation is costly and time-consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, intellectual property litigation or claims could force us to do one or more of the following:

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

Competitors may use our technologies in jurisdictions where we do not pursue and obtain patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Even if we pursue and obtain issued patents in particular jurisdictions, our patent claims or other intellectual property rights may not be effective or sufficient to prevent third parties from so competing.

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

If our ability to obtain and, if obtained, enforce our patents to stop infringing activities is inadequate, third parties may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Accordingly, our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property we develop or license.

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

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and potential future commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy and execution. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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
•
failure by us to obtain and maintain regulatory approvals for the use of our product candidates in various countries;
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
•
financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the impact of local and regional financial crises on demand and payment for our product candidates and exposure to foreign currency exchange rate fluctuations;
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

We may from time to time acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, technology licenses, investments in complementary businesses, or dispose of assets. We have not made any acquisitions to date, and our ability to do so successfully is unproven. On September 30, 2024, we completed the sale of our VOWST Business to

SPN, which included all inventory and equipment, certain patents and patent applications, know-how, trade secrets, trademarks, domain names, marketing authorizations and related rights, documents, materials, business records and data and contracts that are used or held for use primarily in the development, commercialization and manufacturing of VOWST. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:

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

Risks Related to Our Common Stock

We have received a notice of the failure to satisfy a continued listing rule from Nasdaq.

Nasdaq maintains several requirements for continued listing of our common stock, one of which is the maintenance of a minimum closing bid price of $1.00. On November 7, 2024, we received written notice from Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the $1.00 Bid Price Requirement for continued inclusion on The Nasdaq Global Select Market. The notice had no immediate effect on the listing of our common stock, which continues to trade on The Nasdaq Global Select Market under the symbol "MCRB". Pursuant to the Nasdaq listing rules, we were provided a period of 180 calendar days, or until May 6, 2025 to regain compliance with the Bid Price Requirement. If we do not regain compliance with this requirement by May 6, 2025, we may be eligible for an additional 180-calendar day compliance period by transferring the listing of our common stock to The Nasdaq Capital Market and satisfying certain requirements. To qualify for the additional grace period, we would be required to submit a transfer application for transfer between Nasdaq market tiers and pay an application fee. In addition, we would be required to meet the continued listing requirement for the market value of our publicly held shares and all other applicable initial listing standards for The Nasdaq Capital Market, with the exception of the Bid Price Requirement, and would need to provide written notice of our intention to cure the deficiency during the second grace period. If we fail to regain compliance during the compliance period (including a second compliance period provided by a transfer to The Nasdaq Capital Market, if applicable), then we expect that Nasdaq will notify us of its determination to delist our common stock, at which point we may appeal Nasdaq’s delisting determination to a Nasdaq hearing panel or pursue other available options to regain compliance

We intend to actively monitor the closing bid price of our common stock and will consider all available options to regain compliance with the Bid Price Requirement, which may include transferring the listing to The Nasdaq Capital Market and/or seeking stockholder approval to effect a reverse stock split. However, there can be no assurance that any such reverse stock split, if approved by the stockholders and implemented, would increase the market price of our common stock in proportion to the reverse split ratio or result in a sustained increase in the market price of our common stock. In addition, it is possible that the reduced number of issued shares of common stock resulting from such a reverse stock split could adversely affect the liquidity of our common stock. There can also be no assurance that we will regain compliance with the Bid Price Requirement during the 180-day compliance period, secure a second 180-day period to regain compliance, maintain compliance with the other Nasdaq listing requirements, or be successful in appealing any delisting determination.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

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

Our stock price is likely to be volatile. Furthermore, the stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for their common stock. The market price for our common stock may be influenced by many factors, including:

•
our ability to realize the benefits of the Transaction with SPN;
•
our ability to execute and realize the benefits of strategic plans;
•
our requirement for additional funding by the fourth quarter of 2025;
•
our continued compliance with stock exchange listing standards;
•
the success of competitive products or technologies;
•
actual or anticipated changes in our growth rate relative to our competitors;
•
results of clinical trials of our product candidates or those of our competitors;
•
the success of any potential future commercialization efforts;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed in our Current Reports on Form 8-K filed on August 6, 2024 and October 1, 2024, we did not make any unregistered sales of equity securities during the period covered by this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

a)
Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

b)
Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

c)
Insider trading arrangements and policies.

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.11††	Asset Purchase Agreement, dated August 5, 2024, by and between Seres Therapeutics, Inc. and Société des Produits Nestlé S.A.	8-K	001-37465	2.1	8/6/24

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Seres Therapeutics, Inc., dated June 27, 2023	8-K	001-37465	3.1	6/28/23

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Seres Therapeutics, Inc., dated April 5, 2024	8-K	001-37465	3.1	4/8/24

3.4	Amended and Restated Bylaws	8-K	001-37465	3.1	1/2/24

10.1	Securities Purchase Agreement, dated September 30, 2024, by and between Seres Therapeutics, Inc. and Société des Produits Nestlé S.A.	8-K	001-37465	10.1	10/1/24

10.2†	Transition Services Agreement, dated September 30, 2024, by and between Seres Therapeutics, Inc. and Nestlé Enterprises S.A.	8-K	001-37465	10.2	10/1/24

10.3	Cross-License Agreement, dated September 30, 2024, by and between Seres Therapeutics, Inc. and Société des Produits Nestlé S.A.	8-K	001-37465	10.3	10/1/24

10.4	Employee Support Agreement, dated September 30, 2024, by and between Seres Therapeutics, Inc. and Société des Produits Nestlé S.A.	8-K	001-37465	10.4	10/1/24

10.5†	Assignment and Termination of Manufacturing Agreement, dated August 5, 2024, by and between Seres Therapeutics, Inc. and Bacthera AG	10-Q	001-37465	10.5	8/13/24

10.6	Mutual Termination of License Agreement dated September 30, 2024, by and between Seres Therapeutics, Inc. and NHSc Rx License GmbH					*

10.7	Mutual Termination of Collaboration and License Agreement dated September 30, 2024, by and between Seres Therapeutics, Inc. and Société des Produits Nestlé S.A.					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

SERES THERAPEUTICS, INC.

Date: November 13, 2024	By:	/s/ Marella Thorell
Marella Thorell
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)