Form 10-K
period 2024-12-31
Seres Therapeutics, Inc.
filed 2025-03-13
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 28, 2024, was $87,098,863. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the registrant as of such date have been excluded because such holders may be deemed to be affiliates.

As of March 7, 2025 there were 174,358,753 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024 are incorporated herein by reference in Part III.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including without limitation statements regarding our future results of operations and financial position, requirement for additional funding, business strategy, ability to recognize the benefits of the Transaction (as defined herein), including the Second Installment Payment (as defined herein) and Transaction Consideration (as defined herein), prospective products, product approvals, research and development costs, timing and likelihood of success, our ability to continue as a going concern, our ability to implement a reverse stock split and regain compliance with any applicable Nasdaq listing requirements, or the timing of any of the foregoing, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•
We will need additional funding in order to advance development of our product candidates and commercialize our product candidates, if approved. If we are unable to raise capital or secure a partnership when needed, we could be forced to delay, reduce or eliminate our product development programs or any potential future commercialization efforts.
•
We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.
•
We are a clinical-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
•
The total amount of the Second Installment Payment (as defined herein) and Milestone Payments (as defined herein) we may receive from the Transaction, and the amounts payable or due under the Profit Sharing Payments (as defined herein), are subject to various risks and uncertainties.

•
We may not be able to realize the anticipated benefits of the Transaction (as defined herein), and we may face new challenges as a smaller, less diversified company.
•
We have received a notice of the failure to satisfy a continued listing rule from The Nasdaq Stock Market LLC.
•
Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.
•
We are early in our development efforts of certain of our product candidates and may not be successful in our efforts to use our reverse translational platform to build a pipeline of product candidates and develop additional marketable drugs.
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

PART I

Item 1. Business

Overview

We are a clinical-stage company focused on improving patient outcomes in medically vulnerable populations through novel live biotherapeutics. We led the successful development and approval of VOWST, the first FDA-approved orally administered microbiome therapeutic, which was sold to Société des Produits Nestlé S.A., or SPN, and with certain of its affiliates, collectively, Nestlé Health Science, in September 2024. We are progressing the development of SER-155, an investigational, oral, live biotherapeutic designed to decolonize gastrointestinal, or GI, pathogens, improve epithelial barrier integrity, and regulate immune response to prevent bacterial bloodstream infections, or BSIs, as well as other pathogen-associated negative clinical outcomes in patients undergoing allogeneic hematopoietic stem cell transplantation, or allo-HSCT. SER-155 and our other pipeline programs are designed to target multiple disease-relevant pathways and are manufactured from standard clonal cell banks via single-strain cultivation, rather than from the donor-sourced production process used for VOWST.

In our placebo-controlled Phase 1b study of SER-155 in allo-HSCT, Cohort 2 results demonstrated that SER-155 was associated with a significant reduction in both bloodstream infections and systemic antibiotic exposure as well as a lower incidence of febrile neutropenia, as compared to placebo through day 100 post-HSCT. SER-155 was generally well tolerated, with no observed treatment-related serious adverse events. In December 2024, the FDA granted Breakthrough Therapy designation to SER-155 for the reduction of BSIs in patients 18 years and older undergoing allo-HSCT. In January 2025, we reported exploratory translational biomarker data from the SER-155 Phase 1b study which provided evidence supporting the intended therapeutic mechanisms, including promotion of intestinal epithelial barrier integrity to reduce the potential of bacterial translocation into the bloodstream, and reduction of systemic inflammatory responses.

In the first quarter of 2025, we received feedback from the FDA regarding the development strategy for SER-155 in patients undergoing allo-HSCT. The FDA provided input on certain elements of the next study, including a recommendation for a Phase 2 study and support for a reduction in BSIs 30 days post HSCT as the primary endpoint, and confirmed their expectations for the manufacture and control of SER-155. Incorporating the feedback, we are designing the next SER-155 allo-HSCT study, which we believe could be either a standalone Phase 2, or a Phase 2 as part of a Phase 2/3 seamless design. Both development paths are expected to include an adaptive design, with meaningful interim data analysis, when approximately half of the enrolled patients have reached the primary endpoint timepoint, informing the study path forward and potential indication expansion. The next study protocol will preserve many elements of the SER-155 Phase 1b study. We plan to submit the draft protocol, which we anticipate will be informed by potential further FDA interaction and partnership discussions, to the FDA in the second quarter of 2025 to obtain further feedback.

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

In addition to allo-HSCT, we intend to evaluate SER-155 and other cultivated live biotherapeutic candidates in other medically vulnerable patient populations including autologous-HSCT patients, cancer patients with neutropenia, chimeric antigen receptors therapy, or CAR-T, recipients, individuals with chronic liver disease, or CLD, solid organ transplant recipients, as well as patients in the intensive care unit and long-term acute care facilities. We are conducting Investigational New Drug Application, or IND-, enabling activities for SER-147. Additional efforts in the early-stage portfolio are focused on the SER-301 program in inflammatory bowel disease, or IBD, with programmatic objectives supported through a partnership with the Crohn’s and Colitis Foundation, or CCF. These efforts aim to (i) confirm the functional phenotype and inflammatory state of patient subpopulations observed in our prior ulcerative colitis, or UC, clinical trials, and (ii) prioritize inflammatory targets and evaluate the potential to utilize biomarker-based patient selection and stratification for future studies. In addition, we continue to leverage microbiome pharmacokinetic and pharmacodynamic data from across our clinical and preclinical portfolios, using our reverse translational development platform to prioritize future drug targets and to identify opportunities for combination therapies across various indications, including inflammatory and immune diseases, cancer, and metabolic diseases.

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

We have assembled a world class group of scientists, clinicians, directors and investors, who have established our leadership in the field of live biotherapeutics. We were co-founded by Drs. Noubar Afeyan, David Berry and Geoffrey von Maltzahn of Flagship Pioneering. Through Flagship Pioneering’s contribution of foundational scientific concepts and intellectual property, assembly of our management team and critical early-stage support, we launched as the first company focused on the ecological nature of the microbiome. Led by Eric Shaff, our President and Chief Executive Officer, our experienced management team possesses core capabilities and know-how in live biotherapeutics, drug development, commercialization, chemistry, manufacturing and controls, or CMC, public company management and finance.

Our Strategy

Our goal is to remain the leading biopharmaceutical company developing live biotherapeutics to address significant unmet medical needs. We intend to focus in the near term on progressing the development of SER-155 and to maximize the opportunity of live biotherapeutics utilizing our differentiated drug discovery, development and manufacturing platforms and capabilities.

Advancing our Programs

•
Progressing the development of SER-155. As our first priority, we are progressing the development of SER-155, an investigational, oral, live biotherapeutic designed to decolonize GI pathogens, improve epithelial barrier integrity, and regulate immune response to prevent bacterial BSIs as well as other pathogen-associated negative clinical outcomes in patients undergoing allo-HSCT. In December 2023, we received Fast Track Designation for SER-155 to reduce the risk of infection and GvHD in patients undergoing allo-HSCT. In September 2024, we announced topline clinical data from Cohort 2 of the SER-155 Phase 1b placebo-controlled study in patients undergoing allo-HSCT, in which SER-155 was associated with a significant reduction in BSIs (77% relative risk reduction), a significant reduction in systemic antibiotic exposure, and lower incidence of febrile neutropenia, in each case as compared to placebo, through day 100 post-HSCT. Additionally, SER-155 was generally well tolerated, with no observed treatment-related serious adverse events. In December 2024, the FDA granted Breakthrough Therapy designation to SER-155 for the reduction of BSIs in patients 18 years and older undergoing allo-HSCT. In January 2025, we reported exploratory translational biomarker data from the SER-155 Phase 1b study which provided evidence supporting the intended therapeutic mechanisms, including promotion of intestinal epithelial barrier integrity to reduce the potential of bacterial translocation into the bloodstream, and reduction of systemic inflammatory responses. In the first quarter of 2025, we received feedback from the FDA regarding the development strategy for SER-155 in patients undergoing allo-HSCT. The FDA provided input on certain elements of the next study, including a recommendation for a Phase 2 study and support for a reduction in BSIs 30 days post HSCT as the primary endpoint, and confirmed their expectations for the manufacture and control of SER-155. Incorporating the feedback, we are designing the next SER-155 allo-HSCT study, which we believe could be either a standalone Phase 2, or a Phase 2 as part of a Phase 2/3 seamless design. Both development paths are expected to include an adaptive design, with meaningful interim data analysis, when approximately half of the enrolled patients have reached the primary endpoint timepoint, informing the study path forward and potential indication expansion. The next study protocol will preserve many elements of the SER-155 Phase 1b study. We plan to submit the draft protocol, which we anticipate will be informed by potential further FDA interaction and partnership discussions, to the FDA in the second quarter of 2025 to obtain further feedback.
•
Maximizing the opportunity of live biotherapeutics. In addition to allo-HSCT, we intend to evaluate SER-155 and other cultivated live biotherapeutic candidates in other medically vulnerable patient populations including autologous-HSCT patients, cancer patients with neutropenia, CAR-T recipients, individuals with CLD, solid organ transplant recipients, as well as patients in the intensive care unit and long-term acute care facilities. We are developing SER-147, an investigational live biotherapeutic designed to prevent bacterial bloodstream and spontaneous bacterial peritonitis, or SBP, infections in patients with metabolic disease, including CLD. CLD is a progressive condition marked by deterioration of liver function and is reaching epidemic proportions affecting nearly 1.7 billion people worldwide, causing substantial health burden on afflicted countries. In the advanced stages of CLD, known as decompensated cirrhosis, patients exhibit significant immune dysfunction, microbiome disruption, and increased contact with the healthcare system, all of which drive increased susceptibility to bacterial infections. We are conducting Investigational New Drug Application, or IND-, enabling activities for SER-147. Additional efforts in the early-stage portfolio are focused on the SER-301 program in IBD with programmatic objectives supported through a partnership with the CCF. These efforts aim to prioritize inflammatory targets and evaluate the potential to utilize biomarker-based patient selection and stratification for future studies.

Utilizing Our Capabilities

•
Leveraging our leading reverse translational platform to develop additional innovative and novel live biotherapeutics across a range of serious medical conditions with high unmet need including infectious and inflammatory disease and disease associated with modulation of host immunity. We believe that the combination of experience, proprietary data and proprietary know-how related to the microbiome, the functional properties of microbial species and strains, microbe-host interactions, the cultivation of microbial strains, and microbiome-specific functional screens and analytics provides us a competitive advantage in the design and development of live biotherapeutics. Our platform enables us to build upon our existing and growing clinical experience to rationally design treatments for acute and complex chronic diseases. We intend to leverage this advantage to develop additional innovative live biotherapeutics.
•
Developing manufacturing capabilities sufficient to support commercialization of any approved live biotherapeutic candidates. Live biotherapeutic manufacturing requires capabilities that are distinct from other biologic drugs. We have made strategic investments in manufacturing capabilities to help ensure that we maintain control of our know-how and also because we believe these capabilities will be necessary and highly advantageous for the development of future live biotherapeutic candidates. Our bioprocess and manufacturing personnel are focused on creating a platform of manufacturing expertise that will set the stage for further advances in the emerging field of live biotherapeutics.
•
Leveraging our regulatory success in a novel drug modality. Live biotherapeutics are a novel drug modality. Regulatory requirements for novel modalities can be complex, ensuring the safety and efficacy of the specific drug and also the manufacturing process, consistency, quality, and other potential effects of the platform. We led the successful development, manufacturing, and approval of VOWST, the first FDA-approved orally administered microbiome therapeutic. This approval required substantial engagement with the FDA to develop relevant standards for live biotherapeutics and then achieve them for VOWST. We believe these experiences provide capability and experience for the development, manufacturing, and regulatory engagement supporting all of our other programs.

Our Live Biotherapeutics Platform

We have developed the leading reverse translational biotherapeutics platform and knowledge base which we believe enables us to apply our capabilities to efficiently identify, manufacture and develop novel live biotherapeutics for serious human diseases. We use a reverse translational discovery platform that incorporates analysis of microbiome biomarkers from human clinical data and preclinical assessments using human cell-based assays and in vitro/ex vivo and in vivo functional screening and disease models. Specifically, to identify specific microbiome and host signatures that associate with disease or the onset of disease, we utilize data sets from healthy subjects and subjects with disease, or being treated for a disease, to delineate at high-resolution the microbial composition and functional profiles of the microbiome and the physiological state of subjects. These in-human insights on how different microbe species and strains and microbe-associated metabolites, genes, or peptides are associated with disease along with how these microbes and metabolites directly or indirectly modulate disease-relevant functional pathways in the host are leveraged in preclinical drug design, optimization and development.

Our discovery process begins with human data derived from clinical trials and cohort studies, which we use as a data input for target identification and the design of our live biotherapeutic candidates. We compare healthy, normal colonic microbiomes to those in an unhealthy disrupted or disease state, revealing the ecological, compositional and functional differences between various states of disease and during the transition from health to disease or vice versa. Specifically, we utilize clinical data sets combined with advanced data sciences and customized, proprietary microbiome analytics to identify microbiome signatures of disease at the resolution of specific species and strains, metabolites, or genes that are associated with disease states. These microbiome biomarkers are associated with host signatures and biomarkers of disease to identify drug targets for our live biotherapeutics. Our clinical data from the VOWST (developed as SER-109), SER-301, SER-155, and other programs, and microbiome data generated with external collaborators, serve to instruct us on how the introduction of certain keystone microbes have the potential to restructure the microbiome and modulate the metabolic state of the gut to shift it to a non-disease state.

We have developed a proprietary, functionally characterized strain library and a suite of assays and screens, bioinformatics and computational tools, and databases, which facilitate our insights into the human microbiome. We have established proprietary, curated, reference databases and algorithms that: (i) integrate high-resolution genomic, metagenomic, metabolomic, and transcriptomic data sets, as well as data from in vitro and human cell-based functional screening assays, and in vitro/ex vivo and in vivo disease models, and (ii) enable us to track changes in the microbiome at the level of microbial species and individual strains and associate these changes with changes in the metabolic state of the gut and host physiology at the level of specific functional pathways. Our analytics can integrate gene profiling and metabolomics data (the small molecules made by the microbiome) with genomic data (the collection of microbes defined by sequencing) to delineate microbiome biomarkers (the specific species or strains and metabolites or functional pathways) that contribute to the state of disease or health. Further, we have established de novo analytics for pharmacokinetic and pharmacodynamic assessments of live biotherapeutics. Additionally, leveraging all of these data we have curated and continue to build a database that links and associates: (i) functional properties of microbial species/strains, (ii) functional pathways in hosts that can be modulated by the microbiome, (iii) the association of functional pathways to disease, and (iv) the association of existing non-microbiome drugs to the functional pathways. This continually growing database is structured to be efficiently mined using graphDB, machine learning and artificial intelligence algorithms to inform drug targets, drug design and optimization, and disease area and patient population prioritization.

Our proprietary strain library of bacterial isolates from healthy donors and patients enables us to translate microbiome biomarker insights into defined consortia of bacteria. The strain library contains bacterial species isolated from individuals that are either healthy or that have a disease. We have developed extensive isolation and cultivation know-how. The strain library contains a majority of the Human Microbiome Project’s “most wanted” and many novel species we do not believe are described in other databases or the scientific literature. The functional properties of strains are characterized using proprietary in vitro and ex vivo human cell-based assays as well as full-genome sequences and genome functional annotation. Functional characterization of target strains includes properties such as how the bacteria interact with human colonic epithelial cells and human immune cells. We also seek to understand how these microbes improve the health of epithelial barrier cells in the gut and how they may modulate immune responses.

We select bacteria from our library with specific predicted properties using novel algorithms for in silico functional design and optimization and grow the compositions in the lab to be tested both in vitro/ex vivo models as delineated above and in in vivo animal models. Our animal models include conventional mice, germ-free mice, and “microbiome humanized avatar” mice that possess only bacteria derived from humans; these models were developed to minimize confounding variables presented by model organism microbes. Data from our in vitro/ex vivo and in vivo screens are analyzed and used to optimize compositional designs; introducing new bacterial strains and optimizing existing strains until we identify a lead composition with the desired profile and that is suitable for clinical testing.

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

Disease Overview and Our Product Pipeline

We believe our live biotherapeutic product candidates represent a novel approach with potential application across a broad range of human diseases. We led the successful development and approval of VOWST, the first FDA-approved orally administered microbiome therapeutic, which was sold to Nestlé Health Science in September 2024. We are progressing the development of SER-155, an investigational, oral, live biotherapeutic designed to decolonize GI pathogens, improve epithelial barrier integrity, and regulate immune response to prevent BSIs as well as other pathogen-associated negative clinical outcomes in patients undergoing allo-HSCT. In our placebo-controlled Phase 1b study of SER-155 in allo-HSCT, Cohort 2 results demonstrated that SER-155 was associated with a significant reduction in both bloodstream infections and systemic antibiotic exposure as well as a lower incidence of febrile neutropenia, as compared to placebo through day 100 post HSCT. SER-155 was generally well tolerated, with no observed treatment-related serious adverse events. In December 2024, the FDA granted Breakthrough Therapy designation to SER-155 for the reduction of BSIs in patients 18 years and older undergoing allo-HSCT.

In January 2025, we reported exploratory translational biomarker data from the SER-155 Phase 1b study which provided evidence supporting the intended therapeutic mechanisms, including promotion of intestinal epithelial barrier integrity to reduce the potential of bacterial translocation into the bloodstream, and reduction of systemic inflammatory responses. Results from this exploratory biomarker analysis showed that SER-155 was associated with lower levels of fecal albumin and lower concentrations of various plasma biomarkers associated with systemic inflammation (i.e., IFN-y, TNF-α, IL-17, and IL-8) in the HSCT peri-transplant period, the period from the end of the first SER-155 treatment course through to neutrophil engraftment. The results support SER-155’s intended mechanisms of action and reinforce the previously reported promising clinical study efficacy and safety data. These systemic inflammatory response observations further support the potential to develop our live biotherapeutics to address inflammatory and immune diseases, including ulcerative colitis and Crohn’s disease.

In the first quarter of 2025, we received feedback from the FDA regarding the development strategy for SER-155 in patients undergoing allo-HSCT. The FDA provided input on certain elements of the next study, including a recommendation for a Phase 2 study and support for a reduction in BSIs 30 days post HSCT as the primary endpoint, and confirmed their expectations for the manufacture and control of SER-155. Incorporating the feedback, we are designing the next SER-155 allo-HSCT study, which we believe could be either a standalone Phase 2, or a Phase 2 as part of a Phase 2/3 seamless design. Both development paths are expected to include an adaptive design, with meaningful interim data analysis, when approximately half of the enrolled patients have reached the primary endpoint timepoint, informing the study path forward and potential indication expansion. The next study protocol will preserve many elements of the SER-155 Phase 1b study. We plan to submit the draft protocol, which we anticipate will be informed by potential further FDA interaction and partnership discussions, to the FDA in the second quarter of 2025 to obtain further feedback.

In addition to allo-HSCT, we intend to evaluate SER-155 and other cultivated live biotherapeutic candidates in other medically vulnerable patient populations including autologous-HSCT patients, cancer patients with neutropenia, CAR-T recipients, individuals with chronic liver disease, solid organ transplant recipients, as well as patients in the intensive care unit and long-term acute care facilities. Additional efforts in the early-stage portfolio are focused on the SER-301 program in IBD with programmatic objectives supported through a partnership with CCF. These efforts aim to leverage our clinical results and biological mechanism insights to functionally characterize patient subpopulations and to define associated biomarkers for IBD patient selection and stratification of patients where the gastrointestinal microbiome plays an active role in inflammation and could be modified to reduce colitis. In addition, we continue to leverage microbiome pharmacokinetic and pharmacodynamic data from across our clinical and preclinical portfolios, using our reverse translational development platform to prioritize future drug targets and opportunities for combination therapies across various indications, including inflammatory and immune diseases, cancer, and metabolic diseases.

Sale of our VOWST Business to SPN

VOWST (previously referred to as SER-109) was approved by the FDA on April 26, 2023, to prevent recurrence of CDI in individuals 18 years of age or older following antibacterial treatment for recurrent CDI. We launched VOWST in the United States with our then collaborator, Nestlé Health Science, in June 2023. On August 5, 2024, we entered into an Asset Purchase Agreement, or Purchase Agreement, with SPN, a wholly-owned subsidiary of Nestlé S.A., pursuant to which, after approval by our stockholders at a special meeting of stockholders held on September 26, 2024, we sold our VOWST microbiome therapeutic business, or the VOWST Business, to SPN and its designated affiliates on September 30, 2024, or the Transaction. Following the completion of the Transaction, or the Closing, our headcount decreased from approximately 200 to 100, principally due to the transition of manufacturing and quality team members from Seres to Nestlé Health Science, positioning us to efficiently progress SER-155 and our other wholly-owned cultivated live biotherapeutic candidates.

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

(i)
a cash payment, which was paid upon Closing, of $100 million, less approximately $17.9 million owed by us to an affiliate of SPN as of March 31, 2024 under the prior license agreement between us and the SPN affiliate, and less approximately CHF 2.0 million in satisfaction of fees due under an existing manufacturing agreement between us and Bacthera;
(ii)
cash installment payments of $50 million, which was received on January 15, 2025, and $25 million due on July 1, 2025, or the Second Installment Payment (to be reduced by approximately $1.5 million related to certain employment obligations assumed by SPN, as described below), conditioned on our material compliance with obligations under the TSA (as defined below), which was entered into at Closing between us and Nestlé Enterprises S.A., an affiliate of SPN, or NESA;
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

See Risk Factors— Risks Related to Our Financial Position and Need for Additional Capital— The total amount of the Second Installment Payment and Milestone Payments we will receive from the Transaction, and the amounts payable or due under the Profit Sharing Payments, are subject to various risks and uncertainties.

As they are earned, the Milestone Payments will be satisfied as follows: (1) first, by set-off against all accrued interest on the Prepaid Milestone until the amount of such accrued interest has been paid in full, (2) second, by set-off against the outstanding balance of the Prepaid Milestone until the Prepaid Milestone has been repaid in full and (3) thereafter, in cash. If any amount of the

Prepaid Milestone (and any accrued interest thereon) remains outstanding as of following the last day of the Milestone Period (defined below), the balance thereof (together with any interest accrued thereon) will be forgiven and the right of set-off of SPN with respect thereto will be deemed forfeited. The Second Installment Payment due on July 1, 2025 will be reduced by approximately $1.5 million related to certain employment obligations assumed by SPN with respect to the period ending as of the Closing Date.

We and SPN share 50/50 in the net profit or net loss achieved during the period from the Closing Date until December 31, 2025, or the Profit Sharing Period, with the net profit or net loss calculated as (i) the net sales of VOWST in the United States and Canada, plus (ii) other income received in connection with the grant of a license or sublicense with respect to VOWST in the United States and Canada as described in the Purchase Agreement, minus (iii) allowable expenses directly attributable or reasonably allocable to certain development activities, commercialization activities, medical affairs activities, manufacturing activities or other relevant activities, as described in the Purchase Agreement. During the Profit Sharing Period, we will reimburse SPN for (i) certain payments under the exclusive license agreement between us and Memorial Sloan Kettering Cancer Center, (ii) certain costs incurred in connection with an ongoing post-marketing safety study of VOWST and (iii) 80.1% of all rent and other costs due to the landlord under the lease for our Waltham facility.

We estimated the costs associated with these future payments and recorded them within accrued liabilities due to SPN - related party on our consolidated balance sheets as of the Closing on September 30, 2024. As of December 31, 2024, the contingent liabilities included $11.2 million associated with the Profit Sharing Payments, $2.8 million associated with the MSK Agreement, $1.5 million associated with our obligation to pay 80.1% of the costs associated with the lease of the Waltham facility through December 31, 2025, $1.5 million associated with certain employment-related costs for conveying employees, and $0.8 million associated with our ongoing post-marketing safety study of VOWST. The contingent liabilities are remeasured at each reporting period based on (i) cash payments made by the Company to reduce the accrued liabilities due to SPN - related party and (ii) revised estimates of the total remaining liabilities due to SPN - related party. We recorded a gain of $5.7 million for the three and twelve months ended December 31, 2024 primarily as a result of SPN's actual fourth quarter of 2024 Profit Sharing as compared to the estimate as of the Closing.

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

In connection with the Closing, we and SPN entered into a securities purchase agreement, or the Securities Purchase Agreement, pursuant to which SPN purchased 14,285,715 shares of our common stock, or the Shares, at Closing, at a purchase price per share of $1.05, for an aggregate purchase price of $15 million. Under the terms of the Securities Purchase Agreement, SPN agreed not to sell or transfer the Shares for a period of six months after Closing, subject to certain customary exceptions. We agreed to register the resale of the Shares by SPN within 90 days of Closing. On October 1, 2024, we filed a registration statement to register the Shares, which became effective on October 11, 2024. In addition, under the terms of the Securities Purchase Agreement, for as long as SPN, together with its affiliates, beneficially owns at least 10% of our outstanding shares of common stock, we agreed to take such action within our control to include one individual designated by SPN in the slate of nominees recommended by our board of directors (or the applicable committee of the board of directors) to our stockholders for election to the board of directors at the applicable stockholder meeting. SPN designated Hans-Juergen Woerle, M.D., Ph.D., and on February 4, 2025, our board of directors appointed Dr. Woerle to the board as a Class III director, with a term expiring at our 2027 annual meeting of stockholders. The Securities Purchase Agreement contains customary representations and warranties and closing conditions.

In connection with the Closing, we entered into a Transition Services Agreement, or the TSA, with NESA, which provides for services to be performed by us in order to facilitate a transition of the business associated with the VOWST Business to NESA and its affiliates. The scope of the transition services includes the provision of certain manufacturing services and certain administrative functions related to the VOWST Business and operations, including the maintenance of certain manufacturing services and the related facility in which such services are currently conducted. We will provide the manufacturing services until December 31, 2025, which period may be extended by up to six months (solely to ensure the manufacturing facility is in a state of compliance with the biologics license application for VOWST and readiness for potential regulatory inspection), and other services, for the duration specified in the schedule to the TSA for each service. NESA has agreed to pay us for certain fixed costs, including a monthly fixed fee and a variable per batch fee for preserved raw material suspension, or PRMS, manufacturing, and will reimburse us for certain costs of the transition services performed by us under the TSA. The know-how and other intellectual property generated in connection with the performance of the TSA will be owned by NESA with us having a non-exclusive license to such know-how and other intellectual property under the Cross-License Agreement. During the term of the TSA, upon NESA's request, we will transfer the specifications for materials and documentation necessary to enable PRMS manufacturing services to a third party service provider designated by NESA. In the event of a material failure by us to deliver PRMS under the TSA, NESA will have step-in rights to negotiate to enter into a direct lease with the landlord of the manufacturing facility with respect to the portion of such facility used in connection with the VOWST Business or to cause such services to be performed, with any reasonable out-of-pocket costs and expenses incurred in connection therewith reimbursed by us.

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

In connection with the Closing, the parties entered into an employee support agreement, or the Employee Support Agreement. Under the Employee Support Agreement, among other things and subject to the terms and conditions therein, certain of our employees related to the VOWST Business who accepted employment with SPN or one of its designated affiliates provided the services they provided to us prior to the Transaction to SPN, as well as other services as SPN may reasonably request, from Closing until the day prior to the beginning of SPN’s or its designated affiliate’s next pay period following the Closing. SPN will reimburse our out of pocket costs in connection with such employees’ services, including certain compensation and benefits paid or provided to such employees pursuant to the terms of the Employee Support Agreement. All such employees have transferred to SPN as of December 31, 2024.

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

SER-155

We are developing SER-155, an investigational, oral, live biotherapeutic designed to decolonize GI pathogens, improve epithelial barrier integrity, and regulate immune response to prevent bacterial BSIs as well as other pathogen associated negative clinical outcomes in patients undergoing allo-HSCT. SER-155 contains 16 bacterial strains selected using our reverse translation discovery and development platform technologies to optimize SER-155’s targeted profile. The design incorporates biomarker data from human clinical data and screening data from nonclinical human cell-based assays and in vivo disease models. The bacteria consortia is designed to optimize: (i) the prevention of the growth of various Enterococcaceae and Enterobacteriaceae species known to potentially dominate the GI and lead to downstream negative clinical outcomes in medically compromised patients and that can harbor antibacterial resistance, (ii) the production of multiple bacterial metabolites that can promote mucosal and epithelial barrier integrity with the goal of reducing the likelihood of harmful bacteria translocating from the gut to the bloodstream through a compromised epithelium, and (iii) the production of multiple bacterial metabolites that can modulate immune pathways to induce immune tolerance with a potential impact on GvHD.

The rationale for this program is based in part on published clinical evidence from our collaborators at Memorial Sloan Kettering Cancer Center showing that allo-HSCT patients with decreased diversity of commensal microbes and pathogen domination in the gastrointestinal tract were significantly more likely to die due to infection and/or lethal GvHD (Peled et al., 2020). There are an estimated 40,000 allo-HSCT procedures annually worldwide, and infection is one of the most common causes of mortality in these patients. The Center for International Blood & Marrow Transplant Research, or CIBMTR, reports that 19-28% of deaths in allo-HSCT patients over 18 years of age within 100 days post-transplant are caused by infections and 5-14% by GvHD. In December 2023, we received Fast Track Designation for SER-155 to reduce the risk of infection and GvHD in allo-HSCT patients. In December 2024, the FDA granted Breakthrough Therapy designation for SER-155 for the reduction of BSIs in patients 18 years and older undergoing allo-HSCT.

In the first quarter of 2025, we received feedback from the FDA regarding the development strategy for SER-155 in patients undergoing allo-HSCT. The FDA provided input on certain elements of the next study, including a recommendation for a Phase 2 study and support for a reduction in BSIs 30 days post HSCT as the primary endpoint, and confirmed their expectations for the manufacture and control of SER-155. Incorporating the feedback, we are designing the next SER-155 allo-HSCT study, which we believe could be either a standalone Phase 2, or a Phase 2 as part of a Phase 2/3 seamless design. Both development paths are expected to include an adaptive design, with meaningful interim data analysis, when approximately half of the enrolled patients have reached the primary endpoint timepoint, informing the study path forward and potential indication expansion. The next study protocol will preserve many elements of the SER-155 Phase 1b study. We plan to submit the draft protocol, which we anticipate will be informed by potential further FDA interaction and partnership discussions, to the FDA in the second quarter of 2025 to obtain further feedback.

SER-155 Phase 1b Study (including placebo-controlled Cohort)

SER-155 has been evaluated in a Phase 1b study in patients undergoing allo-HSCT. The SER-155 Phase 1b study included two cohorts. Cohort 1 was designed to assess safety and drug pharmacology, specifically the drug strain engraftment in the gastrointestinal tract. Cohort 1 included 13 subjects who received any dosing of the SER-155 regimen, with 11 subjects subsequently receiving an allo-HSCT. Results from this cohort, announced in May 2023, showed SER-155 was generally well tolerated and resulted in successful drug strain engraftment and a reduction in pathogen domination in the GI microbiome relative to a historical control cohort.

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

We believe the available study data from Cohort 1 suggest that SER-155 administration results has the potential to significantly lower incidence rates of gastrointestinal dominations with pathogens of clinical concern, such as Enterococcaceae, Enterobacteriaceae, Streptococcaceae, and Staphylococcaceae. We further believe the resulting Cohort 2 data, together with the Cohort 1 SER-155 Phase 1b study results provide encouraging evidence to support further development of SER-155 to potentially reduce GI associated bloodstream and AMR infections as well as increase immune tolerance in individuals undergoing allo-HSCT for cancers and other serious conditions.

In January 2025, we reported exploratory translational biomarker data from the SER-155 Phase 1b study which provided evidence supporting the intended therapeutic mechanisms, including promotion of intestinal epithelial barrier integrity to reduce the potential of bacterial translocation into the bloodstream, and reduction of systemic inflammatory responses. Results from this exploratory biomarker analysis showed that SER-155 was associated with lower levels of fecal albumin and lower concentrations of various plasma biomarkers associated with systemic inflammation (i.e., IFN-y, TNF-α, IL-17, and IL-8) in the HSCT peri-transplant period, the period from the end of the first SER-155 treatment course through to neutrophil engraftment. The results support SER-155’s intended mechanisms of action and reinforce the previously reported promising clinical study efficacy and safety data. These systemic inflammatory response observations further support the potential to develop our live biotherapeutics to address inflammatory and immune diseases, including ulcerative colitis and Crohn’s disease.

SER-147 and other pipeline programs

We continue to develop another proprietary live biotherapeutic composition, SER-147, designed to prevent bacterial bloodstream and spontaneous bacterial peritonitis, or SBP, infections in patients with metabolic disease, including chronic liver disease, or CLD. SER-147 was designed and optimized using our reverse translational therapeutics development platform. CLD is a progressive condition marked by deterioration of liver function and is reaching epidemic proportions affecting nearly 1.7 billion people worldwide, causing substantial health burden on afflicted countries (GBD 2017 Cirrhosis Collaborators, 2020, Clinical Liver Disease, 2021). In the advanced stages of CLD, known as decompensated cirrhosis, patients exhibit significant immune dysfunction, microbiome disruption, and increased contact with the healthcare system, all of which drive increased susceptibility to bacterial infections (Bajaj et al., 2021, Albillos et al., 2022). We are conducting IND-enabling activities for SER-147.

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

Current therapeutic approaches in IBD do not address the potential role of microbiome functional disruptions in causing or aggravating disease in IBD. However, not all patients with IBD present with microbiome disruption; many patients with IBD demonstrate comparable taxonomic and functional microbiome diversity to healthy subjects (Lloyd-Price 2019). Similarly, pre-clinical models have shown that microbiomes from patients with IBD drive variable immune responses, with only a subset of microbiomes resulting in inflammation (Hart et al. 2017; Britton et al. 2019). These data suggest that the microbiome may play a role in a subset of subjects with IBD.

Data from our SER-287 Phase 2b study and the first cohort of subjects from our SER-301 Phase 1b study in patients with mild-to-moderate UC suggest that the pharmacodynamic effects observed for SER-287 and SER-301 were greater in a subset of patients with IBD. Based on these results, we continue to advance research and development activities supported by partnerships to evaluate the potential to utilize biomarker-based patient selection and stratification in future clinical development efforts in IBD, and to further optimize our live biotherapeutic lead candidates. In October 2023, we were awarded a $500,000 grant from the CCF to leverage our clinical results and biological mechanism insights to functionally characterize subpopulations and to define associated biomarkers for IBD patient selection and stratification of patients where the gastrointestinal microbiome plays an active role in inflammation and could be modified to reduce colitis. Our preclinical studies conducted to date, have recapitulated the patient subpopulation observations from the previously run trials and progressed associated biomarker delineation of the populations, as well as confirmed a microbiome-driven functional link to disease. These research efforts aim to prioritize inflammatory targets for future clinical trials and evaluate the potential to utilize biomarker-based patient selection and stratification for these future studies.

Manufacturing

The production of bacterial live biotherapeutic products is highly specialized. Owing to their hardiness and environmental persistence, production of aerobic and anaerobic vegetative bacteria, as well as spore-forming organisms, poses unique considerations for product, personnel, and facility design, operation, quality assurance and quality control. Manufacturing activities with spores are subject to specialized regulations. We expect that a typical commercial fermentation will yield on the order of hundreds or thousands of doses per liter depending on the product and its composition. Additionally, because a given total dose contains multiple strains, the per-strain requirements for production may be even lower. As a result, we believe the relatively high productivity of our manufacturing processes relative to the dose level will enable production scales for both clinical and commercial supply to be modest by traditional industry standards for biologics and vaccine manufacturing.

We have developed supply chains for producing and testing materials to ensure the availability of future clinical trial supplies. Our development processes are designed to ensure that the raw materials, process technologies and analytical tests we use are scalable and transferable to a cGMP manufacturing environment. These include the following core elements:

•
Fermentation. We use microscale screening to optimize culture conditions of the bacterial strains of interest in our current and foreseeable fermentation-based product candidates. These screens are designed to identify the fermentation platform that is best-suited for optimization and scale-up of the strains. Small-scale fermentation systems (0.1 L to 50 L) enable the optimization of a wide variety of culture conditions and have been demonstrated to be scalable to larger fermentation processes and enable technology transfer to clinical and final manufacturing sites. We employ platform fermentation processes as starting points for cGMP production processes and develop strain specific processes as required. To develop master cell banks, working cell banks, and bulk drug substance for commercial product, we are using bacterial strains that each originate from a unique research cell bank precursor, so we expect the research cell banks and final drug product should be genetically and physiologically similar.
•
Purification. Similar to fermentation, we use small-scale purification operations to quickly assess downstream process yield, quality and robustness and believe these are scalable to large-scale cGMP manufacturing of live cells and spores based on historical performance during internal clinical manufacturing campaigns. Our products in development are predominantly oral dosage forms containing spores and/or live bacteria, hence purification is typically less complex than for parenteral biologics such as monoclonal antibodies that must separate highly similar components from the culturing process. Separation of viable microbes from soluble fermentation broth components is typically much simpler by comparison.
•
Formulation. Our live biotherapeutic candidates are combinations of bacteria and can be administered by a number of methods and by different routes. Where possible, our product formulation development is focused on oral delivery for patient convenience. The primary goal in developing a formulation is to deliver bacteria to the intended location in a condition where they are able to replicate and modulate the microbiome. Formulation development generally uses approved excipients and preservatives with pharmaceutical industry precedent, and will include screening of liquid, solid, and suspension formulations to maximize the opportunity for extended stability with minimal cold-chain requirements. Dosage forms for oral products may be liquid- or powder-filled capsules, tablets, sachets, or liquid containers.
•
Analytical. We are addressing quality control requirements for our live biotherapeutic candidates using proprietary microbiological, chemical, biochemical, and molecular sequence-based testing schemes. We have available and are further developing quality control, environmental monitoring and in-process analytical tools that can quantitatively measure the composition of spore, vegetative microbe and spore/vegetative combinations, which we believe enable a wide variety of drug products to be manufactured. Throughout the bioprocess and formulation development platform we use and will expand on quantitative analytics to assess the identity, potency and purity of the final product.

We have cGMP manufacturing capabilities at our Cambridge, Massachusetts locations where we conduct cGMP manufacture of therapeutic candidates to support both drug substance and drug product manufacturing for early-phase and late-phase clinical development. We may establish further manufacturing facilities that will serve late-phase clinical and commercial supply for our product candidates. We may do this by expanding our current facilities, or by purchasing or building additional facilities. We also use contract manufacturing and testing organizations to supplement our internal capacity.

Material Agreements

For a description of our material agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" in Part II, Item 7 of this Annual Report on Form 10-K.

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

Our patent portfolio includes issued U.S. patents and patent applications in various stages of prosecution, including ex-U.S. international counterparts. We believe that issued claims will provide protection for our live biotherapeutic candidates.

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

Competition

The development and commercialization of new drug and biologic products is highly competitive and is characterized by rapid and substantial technological development and product innovations. We face competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. We are aware of a number of large pharmaceutical and biotechnology companies, as well as smaller, early-stage companies, that are pursuing the development of products, including live biotherapeutics, and disease indications we are targeting. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

The process required by the FDA before our biologic product candidates may be marketed in the United States generally involves the following:

•
completion of certain preclinical laboratory tests and animal studies performed in accordance with the FDA’s good laboratory practice, or GLP, regulations;
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
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP regulations, and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency;
•
satisfactory completion of potential inspection of selected clinical investigation sites to assess compliance with GCPs; and
•
FDA review and approval of the BLA prior to any commercial marketing, sale or shipment of the product.

Preclinical and Clinical Trials

Once a product candidate is identified for development, it enters the preclinical testing stage. Preclinical studies include laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, certain of which must be conducted in accordance with GLP requirements. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. An IND is a request for allowance from the FDA to administer an investigational drug to humans. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Submission of an IND may result in the FDA not allowing clinical trials to commence or not allowing clinical trials to commence on the terms originally specified in the IND. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development, and the FDA allows the trial to proceed, either explicitly or implicitly by not objecting, before each clinical trial can begin.

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

Once a BLA has been accepted for review, the FDA’s goal is to review standard applications within ten months after the filing date, or, if the application qualifies for Priority Review, six months after the FDA accepts the application for filing, but the overall timeframe may be extended for a period of three months for FDA to respond to new information deemed a “major amendment” to the application. The FDA reviews a BLA to determine, among other things, whether the biological product is safe, pure and potent and whether the facility or facilities in which it is manufactured meet standards designed to assure the product’s continued safety, purity and potency.

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

After the FDA evaluates a BLA and conducts any required inspections of clinical trial sites or manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter, or CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL usually describes the specific deficiencies in the BLA identified by the FDA and may require additional clinical data, including additional clinical trials, or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a CRL is issued, the sponsor must resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval.

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

Additionally, depending on the design of the applicable clinical trials, product candidates are eligible for accelerated approval if they can be shown to have an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality which is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Accelerated approval is usually contingent on a sponsor’s agreement to conduct confirmatory studies to verify and describe the product’s clinical benefit, and the FDA may require that such studies be underway before granting any accelerated approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required confirmatory studies in a timely manner or if such studies fail to verify the predicted clinical benefit. In addition, the FDA requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

The FDA closely regulates the post-approval marketing and promotion of biologics, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities involving the internet and social media. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Physicians may prescribe legally available biologics for uses that are not described in the product’s labeling and that differ from those tested and approved by the FDA. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, impose stringent restrictions on manufacturers’ communications regarding off-label use. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties.

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

Government Regulation Outside of the United States

To market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, or MA, manufacturing, commercial sales and distribution of our products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries. Whether or not we obtain FDA approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. The requirements and process governing the conduct of clinical studies, product licensing, pricing and reimbursement vary from country to country. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR.

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

Marketing Authorizations

In the EU, medicinal products can only be placed on the market after obtaining a MA. To obtain regulatory approval of an investigational biological product in the EU, we must submit a MA application, or MAA. The process for doing this depends, among other things, on the nature of the medicinal product.

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

Brexit and the Regulatory Framework in the United Kingdom

Since the end of the Brexit transition period on January 1, 2021, and the implementation of the Windsor Framework on January 1, 2025, the United Kingdom, or UK, is not generally subject to EU laws in respect of medicinal products. The EU laws that have been transposed into UK law through secondary legislation remain applicable in the UK. However, new legislation such as the CTR is not applicable in Great Britain. The UK government has passed the Medicines and Medical Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, is the UK’s standalone medicines and medical devices regulator. As a result of the Ireland/Northern Ireland Protocol, different rules applied in Northern Ireland than in England, Wales, and Scotland, together, Great Britain (“GB”); which continued to follow the EU regulatory regime. However, on January 1, 2025, a new arrangement called the “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes, and EU labelling and serialization requirements in relation to Northern Ireland, and introduces a UK-wide licensing process for medicinal products.

MAs in the UK are governed by the Human Medicines Regulations (SI 2012/1916), as amended. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder opted-out. Under the terms of the Windsor Framework, these MAs became valid for the whole of the UK from January 1, 2025. In order to use the EU centralized procedure to obtain an MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore, since Brexit, companies established in the UK cannot use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to commercialize products in the UK. Applications are governed by the Human Medicines Regulations (SI 2012/1916) and are made electronically through the MHRA Submissions Portal. The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicinal products that will benefit patients, including a 150-day assessment (subject to clock-stops) and a rolling review procedure. In addition, an international recognition framework, or IRP, has been in place since January 1, 2024, whereby the MHRA will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new UK MA. Pursuant to the IRP, the MHRA will take into account the expertise and decision-making of trusted regulatory partners (e.g., the regulators in Australia, Canada, Switzerland, Singapore, Japan, the U.S. and the EU). The MHRA will conduct a targeted assessment of IRP applications but retain the authority to reject applications if the evidence provided is considered insufficiently robust. The IRP allows medicinal products approved by such trusted regulatory partners that meet certain criteria to undergo a fast-tracked MHRA review to obtain and/or update an MA in the UK. Applications should be decided within a maximum of 60 days if there are no major objections identified that cannot be resolved within such 60-day period and the approval from the trusted regulatory partner selected has been granted within the previous 2 years or if there are such major objections identified or such approval has not been granted within the previous 2 years within 110 days. Applicants can submit initial MAAs to the IRP but the procedure can also be used throughout the lifecycle of a product for post-authorization procedures including line extensions, variations and renewals. In the UK, the initial duration of an MA is five years and following renewal will be valid for an unlimited period unless the MHRA decides on justified grounds relating to pharmacovigilance, to proceed with only one additional five-year renewal. Any authorization which is not followed by the actual placing of the medicinal product on the market in the UK within three (3) years shall cease to be in force. There is no pre-MA orphan designation in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in the UK, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in the UK.

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
•
extended Medicaid drug rebates, previously due only on fee-for-service utilization, to Medicaid managed care utilization, and created an alternate rebate formula for new formulations of certain existing products that is intended to increase the amount of rebates due on those drugs; and
•
expanded the types of entities eligible for the 340B drug discount program that mandates discounts to certain hospitals, community centers and other qualifying providers. With the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, because 340B pricing is determined based on AMP and Medicaid drug rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discounts to increase.

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

More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical and biological products. Most recently, on August 16, 2022 the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. The Centers for Medicare & Medicaid Services, or CMS, has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation, although the drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated, and the impact of the IRA on the pharmaceutical industry cannot yet be fully determined.

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

Human Capital

Employees

Following the completion of the VOWST Transaction, our headcount decreased by approximately 100 employees, principally due to the transition of manufacturing and quality team members from Seres to Nestlé Health Science, positioning us to efficiently progress SER-155 and our other wholly-owned cultivated live biotherapeutic candidates. As of December 31, 2024, we had 103 full-time permanent employees. 27 employees work in operations and administration and 76 work in research and development (which includes clinical and manufacturing). None of our employees in the U.S. are currently represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

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

Inclusion and Belonging

We also believe that our long-term success and ability to deliver innovative, safe, and effective medicines to patients requires an inclusive workforce. We work to identify ways to attract, develop, and retain talent from all backgrounds and help foster a stronger sense of belonging for all employees. In addition, we strive to engender an open culture of mutual respect, and one that values employees’ health and well-being. We support employee development in a variety of ways including leadership training to build people manager capabilities, ongoing performance and development conversations, and tuition reimbursement. Our management reports to our board of directors on human capital management topics, including as relevant: corporate culture, workforce inclusion and belonging, employee development and retention, and compensation and benefits.

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

Risks Related to Our Financial Position and Need for Additional Capital

We will need additional funding in order to advance development of our product candidates and commercialize our product candidates, if approved. If we are unable to raise capital or secure a partnership when needed, we could be forced to delay, reduce or eliminate our product development programs or any potential future commercialization efforts.

Our expenses may increase in connection with our ongoing activities, particularly if and as we further SER-155 clinical studies, and research, develop and initiate clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur costs related to product manufacturing and commercialization, including marketing, sales and distribution, and may not generate meaningful product revenues or collaboration profit in the near future. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or secure a partnership when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any current or potential future commercialization efforts.

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. Our future capital requirements will depend on many factors, including:

•
the cost of conducting clinical trials for our lead candidate, SER-155 in allo-HSCT and other targeted indications, and other product candidates in our pipeline;
•
the total amount of the Second Installment Payment and Milestone Payments we may receive from the Transaction, and the amounts payable or due under the Profit Sharing Payments;
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

Based on our currently available cash resources, including the capital obtained from the Transaction, and the expected receipt of the fixed Second Installment Payment, which is subject to material compliance with the TSA, and considering our future operating plans and our ongoing obligations related to the Transaction, we anticipate that we will require additional funding in the first quarter of 2026. Because the ability to obtain the Second Installment Payment and additional equity or other financing, including through partnerships, with terms favorable or acceptable to us cannot be considered probable according to the applicable accounting standards because they are outside our control, there is substantial doubt about our ability to continue as a going concern for at least 12 months from the date that our consolidated financial statements for the year ended December 31, 2024 were issued. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our audited consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments to reflect the possible inability of the Company to continue as a going concern within 12 months after the issuance of such financial statements.

We are a clinical-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss from continuing operations was $125.8 million, $190.1 million, and $183.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $978.1 million. As noted elsewhere in this Annual Report on Form 10-K, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To date, we have financed our operations through the public offerings of our common stock, private placements of our common stock and preferred stock, payments under our prior collaboration agreements and loan facility. We have devoted substantially all of our financial resources and efforts to developing our live biotherapeutics platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We have only developed one FDA-approved product, VOWST, which was sold to SPN in September 2024. We have not completed development of any of our other product candidates, which we call live biotherapeutic candidates, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future. While we plan to focus our investment on continuing the development of SER-155 and advancing our other wholly-owned cultivated live biotherapeutic candidates, our expenses may increase substantially in connection with our ongoing and future activities, particularly if and as we:

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

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress our value and could impair our ability to raise capital, secure a partnership, expand our business, maintain our research and development and any potential future commercialization efforts, diversify our product offerings or even continue our operations.

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

The total amount of the Second Installment Payment and Milestone Payments we may receive from the Transaction, and the amounts payable or due under the Profit Sharing Payments, are subject to various risks and uncertainties.

In connection with the Closing, SPN assumed certain liabilities with respect to the VOWST Business and agreed to pay to us:

•
a cash payment, which was paid at Closing, of $100 million, less approximately $17.9 million owed by us to SPN under the prior license agreement between us and the SPN affiliate, less approximately CHF 2.0 million in satisfaction of fees due under the Bacthera Agreement;
•
cash installment payments of $50 million, which was received on January 15, 2025, and $25 million due on July 1, 2025, or the Second Installment Payment (to be reduced by approximately $1.5 million related to certain employment obligations assumed by SPN, as described below), conditioned on our material compliance with obligations under the TSA entered into at Closing between us and NESA;

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

As they are earned, the Milestone Payments will be satisfied as follows: (1) first, by set-off against all accrued interest on the Prepaid Milestone, (2) second, by set-off against the outstanding balance of the Prepaid Milestone until the Prepaid Milestone has been repaid in full and (3) thereafter, in cash. If any amount of the Prepaid Milestone (and any accrued interest thereon) remains outstanding as of following the last day of the Milestone Period, the balance thereof (together with any interest accrued thereon) will be forgiven and the right of set-off of SPN with respect thereto will be deemed forfeited. The Second Installment Payment due on July 1, 2025 will be reduced by approximately $1.5 million related to certain employment obligations assumed by SPN through the period prior to the Closing Date.

The Second Installment Payment and the Milestone Payments are subject to various risks and uncertainties. We must be in material compliance with our obligations under the TSA in order to receive the Second Installment Payment and, if we are not or if there is a dispute as to compliance, such payment could be withheld or delayed, pending resolution. The Milestone Payments will be based on the achievement of specified worldwide net sales targets for the Product. Interest on the Prepaid Milestone will accrue and will reduce any corresponding Milestone Payments based on the length of time it takes to achieve the milestones. It is not possible to determine with precision as of the date of this Annual Report on Form 10-K the amount or timing of worldwide net sales the Product will generate in the future and, therefore, it is possible that the Milestone Payments will not be earned or will be limited by lower Product net sales than anticipated. The specified worldwide net sales targets for the Product were based on certain assumptions about the future financial performance of the Product, and there can be no assurance that such projections will be achieved or that the Milestone Payments will become payable.

Further, during the Profit Sharing Period, we and SPN share 50/50 in the net profit or net loss achieved during the period. Amounts payable or due under the Profit Sharing Payments are uncertain and could result in financial losses or financial gains that are less than expected.

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

We will need to secure additional funding to maintain operations beyond our current cash runway. Based on our currently available cash resources, including the capital obtained from the Transaction, and the expected receipt of the Second Installment Payment, which is subject to material compliance with the TSA, and considering our future operating plans and our ongoing obligations related to the Transaction, we anticipate that we will require additional funding in the first quarter of 2026. However, due to our smaller business size and the early stage of development of our remaining assets, there can be no assurance that we will be able to raise the required capital on favorable terms, or at all. This potential inability to obtain necessary funding could have a material adverse effect on our growth prospects, financial condition, and results of operations.

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

We were obligated to use the proceeds from the completion of the Transaction to fully repay our indebtedness under the Oaktree Credit Agreement. We have broad discretion with respect to the use of the remaining proceeds of the Transaction, including to support the further advancement of SER-155 and our other cultivated live biotherapeutic product candidates. The results and effectiveness of the use of proceeds are uncertain, and we could spend the proceeds in ways that do not improve our remaining business, financial condition or results of operations. Our failure to apply these funds effectively could have an adverse effect on its business, financial condition and results of operations.

Risks Related to the Discovery, Development and Regulatory Approval of Our Product Candidates

We are early in our development efforts of certain of our product candidates and may not be successful in our efforts to use our reverse translational platform to build a pipeline of product candidates and develop additional marketable drugs.

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

In addition, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted with respect to clinical trials. For instance, the regulatory landscape related to clinical trials in the European Union, or EU, recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as contract research organizations, or CROs, may impact our developments plans.

It is currently unclear to what extent the UK will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from the now-repealed EU Clinical Trials Directive (as implemented into UK law, through the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended). The extent to which the regulation of clinical trials in the UK will mirror the (EU) CTR in the long term is not yet certain, however, on December 12, 2024, the UK government introduced a legislative proposal - the Medicines for Human Use (Clinical Trials) Amendment Regulations 2024 - that, if implemented, will replace the current regulatory framework for clinical trials in the UK. The legislative proposal aims to provide a more flexible regime to make it easier to conduct clinical trials in the UK, increase the transparency of clinical trials conducted in the UK and make clinical trials more patient centered. The UK government has provided the legislative proposal to the UK Parliament for its review and approval. Once the legislative proposal is approved (with or without amendment), it will be adopted into UK law which is expected in early 2026. A decision by the UK government not to closely align any new legislation with the new approach that has been adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, risky and may take many years. The scope and amount of clinical data required to obtain marketing approvals can vary substantially from jurisdiction to jurisdiction, and it may be difficult to predict whether a particular regulatory body will require additional or different studies than those conducted by a sponsor, especially for novel product candidates such as our live biotherapeutic candidates. The FDA or foreign regulatory authorities may delay, limit, or deny approval to market our product candidates for many reasons, including: our inability to demonstrate that the clinical benefits of our product candidates outweigh any safety or other perceived risks; the regulatory authority’s disagreement with the interpretation of data from nonclinical or clinical studies; the regulatory authority’s requirement that we conduct additional preclinical studies and clinical trials; changes in marketing approval policies during the development period; changes in or the enactment of additional statutes or regulations, or changes in regulatory review process for each submitted product application; or the regulatory authority’s failure to approve the manufacturing processes or third-party manufacturers with which we contract. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission's proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the biopharmaceutical industry in the long term.

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

In December 2024, we received Breakthrough Therapy designation for SER-155 for the reduction of BSIs in patients 18 years and older undergoing allo-HSCT. We may seek these or other designations for future product candidates. A Breakthrough Therapy is defined as a drug or biologic that is intended to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed in early clinical development. For drugs or biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for clinical development. Drugs designated as breakthrough therapies by the FDA also receive all of the Fast Track program features, including eligibility for rolling review of the associated marketing application.

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

We may seek orphan drug designation for some of our future product candidates. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs and biologics for relatively small patient populations as orphan drugs. In the United States, the FDA may designate a drug or biologic as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a disease or condition that affects fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation must be requested before submitting a BLA. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and application fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA.

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

The ability of the FDA and other regulatory authorities to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s and other regulatory authorities' ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s and other regulatory authorities' ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other regulatory authorities, such as the EMA, may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary regulatory authorities, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory authorities, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. If a prolonged government shutdown occurs, or if renewed global health concerns delay or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We have manufacturing facilities at our Cambridge, Massachusetts locations where we conduct process development, scale-up activities, the manufacture of active components for our biotherapeutic candidates, and quality control testing. We additionally utilize third-party contract manufacturers and test labs to perform product packaging and additional quality control testing. We may or may not utilize existing facilities and third-party vendors for future production, including to support commercial scale supply. We have no experience in manufacturing our product candidates to meet potential market demands and we may not be able to develop commercial-scale manufacturing facilities that are adequate to produce materials for commercial use. The FDA and other comparable foreign regulatory authorities must, pursuant to inspections that are conducted after submitting a BLA or relevant foreign marketing submission, confirm that the manufacturing processes for the product meet cGMP or similar regulatory requirements outside the United States. We have not yet had our manufacturing facilities inspected for our product candidates.

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Individual states in the United States have become increasingly active in implementing regulations designed to contain pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Most significantly, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. The Centers for Medicare & Medicaid Services, or CMS, has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our ability to price our product candidates, if and when they are approved, appropriately, which could negatively impact our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

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

Our patent portfolio currently includes 21 active patent application families (which includes exclusive licenses to certain IP from Memorial Sloan Kettering Cancer Center). Of these, 19 applications have been nationalized, one is at the PCT stage, and one is at the provisional stage. To date, we have obtained issuance of 31 U.S. patents (which includes three as licensee). Of the issued U.S. patents, 13 U.S. patents (including one as licensee) have been assigned to Nestlé Health Science as part of its purchase of VOWST. We cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents or our current patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, we are pursuing claims to therapeutic, binary compositions of certain bacterial populations. Any claims that may issue may provide coverage for such binary compositions and/or their use. However, there can be no assurance that an alternative composition that may fall outside the scope of such claims will not be equally effective. Further, while our product candidates are made up of specific cultivated bacteria, third-party compositions may have greater complexity and variability (e.g., lot to lot variations), and it is possible that a patent claim may provide coverage for some but not all third-party compositions. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.

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

We currently have limited international operations, but our business strategy incorporates potentially expanding internationally if any of our product candidates receive regulatory approval. We have conducted clinical studies in Australia and New Zealand in the past, and will likely in the future conduct clinical studies in other countries as well. Doing business internationally involves a number of risks, including but not limited to:

•
multiple, conflicting and changing laws and regulations, such as privacy regulations, tax laws, export and import restrictions, including tariffs, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
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
•
natural disasters (including as a result of severe weather events, climate change or otherwise), which could cause significant damage to the infrastructure upon which our business operations rely, and the timing, nature or severity of which we may be unable to prepare for;
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

In the ordinary course of our business, we collect and store sensitive data, including personally identifiable information, intellectual property and proprietary business information owned or controlled by ourselves or our employees and other third parties. We manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based data centers. We utilize external security and infrastructure vendors to manage parts of our data centers, and as a result a number of third-party vendors may or could have access to our confidential information. These applications and data encompass a wide variety of business-critical information, including research and development information, customer information, commercial information and business and financial information. We face a number of risks relative to protecting this critical information, including loss of access risk, inappropriate or unauthorized access, use, modification or disclosure, and the risk of our being unable to adequately monitor and audit and modify our controls over our confidential information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data or otherwise process it on our behalf. The secure processing, storage, maintenance and transmission of this critical information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take reasonable measures to protect sensitive data from unauthorized access, use or disclosure, our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to attack, damage and interruption from computer viruses and malware (e.g., ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization.

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

We and certain of our service providers are from time to time subject to cyberattacks and security attempts or incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. If we or our third-party vendors were to experience a significant cybersecurity breach of our or their information technology systems or data, the costs associated with the investigation and remediation could be material. Any such real or perceived unauthorized access or use, breach, or other loss of confidential information could also result in regulatory scrutiny, reputational harm, legal claims or proceedings, and liability under federal or state laws that protect the privacy of personal information, and regulatory enforcement, including penalties or fines. Notice of breaches may be required to affected individuals or state, federal or foreign regulators, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such notifications could be costly, harm our reputation and our ability to compete. Although we have implemented security measures to prevent unauthorized access, such data is currently accessible through multiple channels, and there is no guarantee that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and data from breach.

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

Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act or collectively, the CCPA, requires covered businesses that process personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may also be required. Similar laws have passed in other states, and continue to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Furthermore, the Federal Trade Commission, or FTC, and many State Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

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

We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

We are subject to complex and changing laws and regulations, which exposes us to potential liabilities, increased costs and other adverse effects on our business.

We are subject to complex and changing laws, regulations, and executive orders, and compliance with these laws and regulations and executive orders is onerous and expensive. New and changing laws, regulations, and executive orders can adversely affect our business by increasing our costs, limiting the Company’s ability to pursue or offer a product candidate or product, and requiring changes to our business. New and changing laws, regulations, and executive orders can also create uncertainty about how such laws and regulations will be interpreted and applied. Regulatory changes and other actions that materially adversely affect our business may be announced with little or no advance notice we may not be able to effectively mitigate all adverse impacts from such measures. Differing interpretations of such legal obligations can expose us to significant fines, government investigations, litigation and reputational harm. If we are found to have violated laws, regulations, or executive orders, it could materially adversely affect our business, reputation, results of operations and financial condition.

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

As of December 31, 2024, we had net operating loss carryforwards, or NOLs, of $580.1 million for federal income tax purposes and $543.6 million for state income tax purposes, which may be available to offset our future taxable income, if any. Our federal NOLs subject to expiration begin to expire in various amounts in 2035. Our federal NOLs generated in taxable years beginning after December 31, 2017 are not subject to expiration, but may generally only be used to offset 80% of taxable income in years beginning after December 31, 2020. Our state NOLs also begin to expire in various amounts in 2035. As of December 31, 2024, we also had federal and state research and development and other tax credit carryforwards of approximately $46.5 million and $8.1 million, respectively, net of uncertain tax position reserves, available to reduce future income tax liabilities, if any. Our federal and state tax credit carryforwards begin to expire in various amounts in 2031 and 2028, respectively. The federal research and development tax credit carryforwards include an orphan drug credit carryforward of $25.9 million. These NOLs and tax credit carryforwards could expire unused, to the extent subject to expiration, and be unavailable to offset future taxable income or income tax liabilities.

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

Nasdaq maintains several requirements for continued listing of our common stock, one of which is the maintenance of a minimum closing bid price of $1.00. On November 7, 2024, we received written notice from Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the $1.00 Bid Price Requirement for continued inclusion on The Nasdaq Global Select Market. The notice had no immediate effect on the listing of our common stock, which continues to trade on The Nasdaq Global Select Market under the symbol "MCRB". Pursuant to the Nasdaq listing rules, we were provided a period of 180 calendar days, or until May 6, 2025 to regain compliance with the Bid Price Requirement. If we do not regain compliance with this requirement by May 6, 2025, we may be eligible for an additional 180-calendar day compliance period by transferring the listing of our common stock to The Nasdaq Capital Market and satisfying certain requirements. To qualify for the additional grace period, we would be required to submit a transfer application for transfer between Nasdaq market tiers and pay an application fee. In addition, we would be required to meet the continued listing requirement for the market value of our publicly held shares and all other applicable initial listing standards for The Nasdaq Capital Market, with the exception of the Bid Price Requirement, and would need to provide written notice of our intention to cure the deficiency during the second grace period. If we fail to regain compliance during the compliance period (including a second compliance period provided by a transfer to The Nasdaq Capital Market, if applicable), then we expect that Nasdaq will notify us of its determination to delist our common stock, at which point we may appeal Nasdaq’s delisting determination to a Nasdaq hearing panel or pursue other available options to regain compliance. If we fail to regain compliance during a second 180-day compliance period, and we appeal a Nasdaq delisting determination to a Nasdaq hearing panel, our common stock will be immediately suspended from trading on Nasdaq during the pendency of the hearings panel review and would trade in over-the-counter (“OTC”) market while that appeal is pending.

We have and intend to continue to actively monitor the closing bid price of our common stock. After considering all available options to regain compliance with the Bid Price Requirement, our board of directors intends to recommend that our stockholders approve amendments to our restated certificate of incorporation to effect a reverse stock split of our common stock at our 2025 Annual Meeting of Stockholders. However, there can be no assurance that any such reverse stock split, if approved by the stockholders and implemented, would increase the market price of our common stock in proportion to the reverse split ratio or result in a sustained increase in the market price of our common stock. In addition, it is possible that the reduced number of issued shares of common stock resulting from such a reverse stock split could adversely affect the liquidity of our common stock. Furthermore, if, in the future, our common stock fails to meet the Bid Price Requirement and we have effected a reverse stock split within the prior one-year period, we will not be eligible for any compliance period to address the bid price deficiency and would be issued a delisting determination rather than be granted a compliance period. Under these circumstances, we could appeal the delisting determination to a Nasdaq hearing panel, during which time any suspension or delisting action will be stayed. There can also be no assurance that we will regain compliance with the Bid Price Requirement during the 180-day compliance period, secure a second 180-day period to regain compliance, maintain compliance with the other Nasdaq listing requirements, or be successful in appealing any delisting determination.

If our common stock is delisted in the future, it is unlikely that we will be able to list our common stock on another national securities exchange on a timely basis or at all, and, as a result, we expect our securities would be quoted on an OTC market. If this were to occur, we and our stockholders could face significant material adverse consequences, including limited availability of market quotations and analyst coverage for our common stock, and reduced liquidity for the trading of our securities. Delisting also could result in, among other things, a loss of investor confidence or interest in strategic transactions or opportunities, us being subject to regulation in each state in which we offer our securities, and difficulty in recruiting and retaining personnel through equity incentive awards.

Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval.

Our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 38% of our outstanding voting stock as of December 31, 2024. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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
•
our requirement for additional funding in the first quarter of 2026;
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

Failure to keep up with evolving and conflicting laws, regulations, trends and stakeholder expectations relating to environmental, social and governance, or ESG, practices or reporting could adversely impact our reputation, share price and access to and cost of capital or otherwise adversely impact our business.

Certain institutional investors, investor advocacy groups, investment funds, creditors and other influential financial market participants, as well as governments, regulators, customers, patients, employees and other stakeholders or third parties, have become increasingly focused on companies’ ESG practices, including the impact of business on the environment. Certain organizations also provide ESG ratings, scores and benchmarking studies that assess companies’ ESG practices. Although there are no universal standards for such ratings, scores or benchmarking studies, they are used by some investors to inform their investment and voting decisions. It is possible that our future stockholders or organizations that report on, rate or score ESG practices will not be satisfied with our ESG strategy or performance. Unfavorable press about or ratings or assessments of our ESG strategies or practices, regardless of whether or not we comply with applicable legal requirements, may lead to negative investor sentiment toward us, which may hinder the Company’s access to capital.

Our reputation could be damaged if we do not, or are perceived not to, meet evolving stakeholder demand with respect to ESG matters, which could adversely affect our business, financial condition, profitability and cash flows. We may be criticized for our lack of ESG initiatives or goals or perceived as not taking sufficient action or for taking too much action in connection with any of these matters. In turn, we may take certain or terminate other actions to respond to evolving demand by regulators, governmental officials, investors, employees and other stakeholder; however, such actions may be costly or be subject to numerous conditions that are outside our control, and we cannot guarantee that we will meet these goals or targets or that such actions will have the desired effect even if met.

There has been an increase in litigation claiming that corporate diversity, equity and inclusion programs may inappropriately discriminate against certain groups. Relatedly, both advocates and opponents to certain environmental and social matters are increasingly resorting to a range of activism forms, including media campaigns, shareholder proposals, and litigation, to advance their perspectives. To the extent we are subject to such litigation, activism or pressure, we may be require to incur costs or it may otherwise adversely impact our business or reputation.

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
•
a third-party risk management process for service providers based on our assessment of their criticality to our operations and respective risk profile, suppliers, and vendors who have access to our critical systems and information; and
•
cybersecurity insurance to cover us for costs and expenses we may incur due to a cybersecurity incident.

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

Our management team and IT Information Security Group takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties

Research and Offices

Our corporate headquarters is located in Cambridge, Massachusetts, where we lease approximately 82,714 square feet of office, research, development, warehouse and laboratory space under a lease that expires in March 2033.

Clinical Manufacturing

We currently conduct our manufacturing operations in our leased facilities in Cambridge, Massachusetts, where we conduct process development, scale-up activities, the manufacture of active components for our biotherapeutic candidates, and quality control testing. We believe our current laboratory facilities and contract relationships are sufficient to meet our current bioprocess development and manufacturing needs. Product candidates may be brought into the facilities for economies of operation, or may remain external with contract manufacturing organizations, depending on business dynamics and development needs.

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

Holders

As of March 1, 2025, there were approximately eleven holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Recent Sales of Unregistered Securities

Other than as previously reported in a Current Report on Form 8-K, we did not make any sales of unregistered securities during the quarter ended December 31, 2024.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the quarter ended December 31, 2024.

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

A discussion regarding our financial condition and results of operations for the years ended December 31, 2024 and 2023, including a year-to-year comparison between 2024 and 2023, is presented below.

Overview

We are a clinical-stage company focused on improving patient outcomes in medically vulnerable populations through novel live biotherapeutics. We led the successful development and approval of VOWST, the first FDA-approved orally administered microbiome therapeutic, which was sold to Société des Produits Nestlé S.A., or SPN, and with certain of its affiliates, collectively, Nestlé Health Science, in September 2024. We are progressing the development of SER-155, an investigational, oral, live biotherapeutic designed to decolonize gastrointestinal, or GI, pathogens, improve epithelial barrier integrity, and regulate immune response to prevent bacterial bloodstream infections, or BSIs, as well as other pathogen-associated negative clinical outcomes in patients undergoing allogeneic hematopoietic stem cell transplantation, or allo-HSCT. SER-155 and our other pipeline programs are designed to target multiple disease-relevant pathways and are manufactured from standard clonal cell banks via single-strain cultivation, rather than from the donor-sourced production process used for VOWST.

In our placebo-controlled Phase 1b study of SER-155 in allo-HSCT, Cohort 2 results demonstrated that SER-155 was associated with a significant reduction in both bloodstream infections and systemic antibiotic exposure as well as a lower incidence of febrile neutropenia, as compared to placebo through day 100 post HSCT. SER-155 was generally well tolerated, with no observed treatment-related serious adverse events. In December 2024, the FDA granted Breakthrough Therapy designation to SER-155 for the reduction of BSIs in patients 18 years and older undergoing allo-HSCT. In January 2025, we reported exploratory translational biomarker data from the SER-155 Phase 1b study which provided evidence supporting the intended therapeutic mechanisms, including promotion of intestinal epithelial barrier integrity to reduce the potential of bacterial translocation into the bloodstream, and reduction of systemic inflammatory responses. In the first quarter of 2025, we received feedback from the FDA regarding the development strategy for SER-155 in patients undergoing allo-HSCT. The FDA provided input on certain elements of the next study, including a recommendation for a Phase 2 study and support for a reduction in BSIs 30 days post HSCT as the primary endpoint, and confirmed their expectations for the manufacture and control of SER-155. Incorporating the feedback, we are designing the next SER-155 allo-HSCT study, which we believe could be either a standalone Phase 2, or a Phase 2 as part of a Phase 2/3 seamless design. Both development paths are expected to include an adaptive design, with meaningful interim data analysis, when approximately half of the enrolled patients have reached the primary endpoint timepoint, informing the study path forward and potential indication expansion. The next study protocol will preserve many elements of the SER-155 Phase 1b study. We plan to submit the draft protocol, which we anticipate will be informed by potential further FDA interaction and partnership discussions, to the FDA in the second quarter of 2025 to obtain further feedback.

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

In addition to allo-HSCT, we intend to evaluate SER-155 and other cultivated live biotherapeutic candidates in other medically vulnerable patient populations including autologous-HSCT patients, cancer patients with neutropenia, chimeric antigen receptors therapy recipients, individuals with chronic liver disease, or CLD, solid organ transplant recipients, as well as patients in the intensive care unit and long-term acute care facilities. Additional efforts in the early-stage portfolio are focused on the SER-301 program in inflammatory bowel disease, or IBD, with programmatic objectives supported through a partnership with the Crohn’s and Colitis Foundation, or CCF. These efforts aim to (i) confirm the functional phenotype and inflammatory state of patient subpopulations observed in our prior ulcerative colitis, or UC, clinical trials, and (ii) prioritize inflammatory targets and evaluate the potential to utilize biomarker-based patient selection and stratification for future studies. In addition, we continue to leverage microbiome pharmacokinetic and pharmacodynamic data from across our clinical and preclinical portfolios, using our reverse translational development platform to prioritize future drug targets and to identify opportunities for combination therapies across various indications, including inflammatory and immune diseases, cancer, and metabolic diseases.

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

Our product candidates are in early-stage clinical or preclinical development. Our ability to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss from continuing operations was $125.8 million, $190.1 million, and $183.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, we had an accumulated deficit of $978.1 million.

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

As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of collaborations with third parties, public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of factors such as the impacts of pandemics, such as COVID-19, and increases in inflation rates or interest rates. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. Our inability to raise capital or secure a partnership as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

As of December 31, 2024, we had cash and cash equivalents totaling $30.8 million. Based on our currently available cash resources, including the capital obtained from the Transaction, and the expected receipt of the Second Installment Payment, which is subject to material compliance with the TSA, and considering our future operating plans and our ongoing obligations related to the Transaction, we anticipate that we will require additional funding in the first quarter of 2026. In accordance with applicable accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within 12 months after the date of the issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In performing this analysis, we excluded certain elements of our operating plan that cannot be considered probable of occurring. Under the applicable accounting standards, the receipt of contingent payments from the Transaction and any future equity issuances cannot be considered probable, as these events are outside our control. Accordingly, management has concluded that substantial doubt exists about our ability to continue as a going concern for 12 months from the date the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, are issued. See “Risk Factors— Risks Related to Our Financial Position and Need for Additional Capital —We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.”

Sale of our VOWST Business to SPN

VOWST (previously referred to as SER-109) was approved by the FDA on April 26, 2023, to prevent recurrence of CDI in individuals 18 years of age or older following antibacterial treatment for recurrent CDI. We launched VOWST in the United States with our then collaborator, Nestlé Health Science, in June 2023. On August 5, 2024, we entered into an Asset Purchase Agreement, or Purchase Agreement, with Société des Produits Nestlé S.A., or SPN, a wholly-owned subsidiary of Nestlé S.A., pursuant to which, after approval by our stockholders at a special meeting of stockholders held on September 26, 2024, we sold our VOWST microbiome therapeutic business, or the VOWST Business, to SPN and its designated affiliates on September 30, 2024, or the Transaction. Following the completion of the Transaction, or the Closing, our headcount decreased by approximately 100 employees, principally due to the transition of manufacturing and quality team members from Seres to Nestlé Health Science, positioning us to efficiently progress SER-155 and our other wholly-owned cultivated live biotherapeutic candidates.

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

(v)
a cash payment, which was paid upon Closing, of $100 million, less approximately $17.9 million owed by us to an affiliate of SPN as of March 31, 2024 under the prior license agreement between us and the SPN affiliate, and less approximately CHF 2.0 million in satisfaction of fees due under an existing manufacturing agreement between us and Bacthera;
(vi)
cash installment payments of $50 million, which was received on January 15, 2025, and $25 million due on July 1, 2025, or the Second Installment Payment (to be reduced by approximately $1.5 million related to certain employment obligations assumed by SPN, as described below), conditioned on our material compliance with obligations under the TSA (as defined below), which was entered into at Closing between us and Nestlé Enterprises S.A., an affiliate of SPN, or NESA;
(vii)
prepayment of the $60 million milestone payment tied to the achievement of worldwide annual net sales of the Product of $150 million, or the First Sales Milestone, which was paid in cash at Closing, or the Prepaid Milestone, which Prepaid Milestone will accrue interest at a fixed rate of 10% per annum until the First Sales Milestone is achieved and 5% per annum thereafter until the earlier of (x) the date on which the Prepaid Milestone, plus accrued interest thereon, has been repaid in full by set-off and (y) the last day of the Milestone Period (as defined below); and
(viii)
future milestone payments of (x) $125 million tied to the achievement of worldwide annual net sales of the Product of $400 million and (y) $150 million tied to the achievement of worldwide annual net sales of the Product of $750 million, during the period from Closing until December 31 of the calendar year in which the tenth anniversary of Closing occurs, or the Milestone Period, and together, the Future Milestone Payments and, together with the Prepaid Milestone, the Milestone Payments.

See Risk Factors— Risks Related to Our Financial Position and Need for Additional Capital— The total amount of the Second Installment Payment and Milestone Payments we may receive from the Transaction, and the amounts payable or due under the Profit Sharing Payments, are subject to various risks and uncertainties.

As they are earned, the Milestone Payments will be satisfied as follows: (1) first, by set-off against all accrued interest on the Prepaid Milestone until the amount of such accrued interest has been paid in full, (2) second, by set-off against the outstanding balance of the Prepaid Milestone until the Prepaid Milestone has been repaid in full and (3) thereafter, in cash. If any amount of the Prepaid Milestone (and any accrued interest thereon) remains outstanding as of following the last day of the Milestone Period (defined below), the balance thereof (together with any interest accrued thereon) will be forgiven and the right of set-off of SPN with respect thereto will be deemed forfeited. The Second Installment Payment due on July 1, 2025 will be reduced by approximately $1.5 million related to certain employment obligations assumed by SPN with respect to the period ending as of the Closing Date.

We and SPN share 50/50 in the net profit or net loss achieved during the period from the Closing Date until December 31, 2025, or the Profit Sharing Period, with the net profit or net loss calculated as (i) the net sales of VOWST in the United States and Canada, plus (ii) other income received in connection with the grant of a license or sublicense with respect to VOWST in the United States and Canada as described in the Purchase Agreement, minus (iii) allowable expenses directly attributable or reasonably allocable to certain development activities, commercialization activities, medical affairs activities, manufacturing activities or other relevant activities, as described in the Purchase Agreement. During the Profit Sharing Period, we will reimburse SPN for (i) certain payments under the exclusive license agreement between us and Memorial Sloan Kettering Cancer Center, (ii) certain costs incurred in connection with an ongoing post-marketing safety study of VOWST and (iii) 80.1% of all rent and other costs due to the landlord under the lease for our Waltham facility.

We estimated the costs associated with these future payments and recorded them within accrued liabilities due to SPN - related party on our consolidated balance sheets as of the Closing. The contingent liabilities included $11.2 million associated with the Profit Sharing Payments, $2.8 million associated with the MSK Agreement, $1.5 million associated with our obligation to pay 80.1% of the costs associated with the lease of the Waltham facility through December 31, 2025, $1.5 million associated with certain employment-related costs for conveying employees, and $0.8 million associated with our ongoing post-marketing safety study of

VOWST. The contingent liabilities are remeasured at each reporting period based on (i) cash payments made by the Company to reduce the accrued liabilities due to SPN - related party and (ii) revised estimates of the total remaining liabilities due to SPN - related party. We recorded a gain of $5.7 million for the three and twelve months ended December 31, 2024 primarily as a result of SPN's actual fourth quarter of 2024 Profit Sharing as compared to the estimate as of the Closing.

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

In connection with the Closing, we and SPN entered into a securities purchase agreement, or the Securities Purchase Agreement, pursuant to which SPN purchased 14,285,715 shares of our common stock, or the Shares, at Closing, at a purchase price per share of $1.05, for an aggregate purchase price of $15 million. Under the terms of the Securities Purchase Agreement, SPN agreed not to sell or transfer the Shares for a period of six months after Closing, subject to certain customary exceptions. We agreed to register the resale of the Shares by SPN within 90 days of Closing. On October 1, 2024, we filed a registration statement to register the Shares, which became effective on October 11, 2024. In addition, under the terms of the Securities Purchase Agreement, for as long as SPN, together with its affiliates, beneficially owns at least 10% of our outstanding shares of common stock, we agreed to take such action within our control to include one individual designated by SPN in the slate of nominees recommended by our board of directors (or the applicable committee of the board of directors) to our stockholders for election to the board of directors at the applicable stockholder meeting. SPN designated Hans-Juergen Woerle, M.D., Ph.D., and on February 4, 2025, our board of directors appointed Dr. Woerle to the board as a Class III director, with a term expiring at our 2027 annual meeting of stockholders. The Securities Purchase Agreement contains customary representations and warranties and closing conditions.

In connection with the Closing, we entered into a Transition Services Agreement, or the TSA, with NESA, which provides for services to be performed by us in order to facilitate a transition of the business associated with the VOWST Business to NESA and its affiliates. The scope of the transition services includes the provision of certain manufacturing services and certain administrative functions related to the VOWST Business and operations, including the maintenance of certain manufacturing services and the related facility in which such services are currently conducted. We will provide the manufacturing services until December 31, 2025, which period may be extended by up to six months (solely to ensure the manufacturing facility is in a state of compliance with the biologics license application for VOWST and readiness for potential regulatory inspection), and other services, for the duration specified in the schedule to the TSA for each service. NESA has agreed to pay us for certain fixed costs, including a monthly fixed fee and a variable per batch fee for preserved raw material suspension, or PRMS, manufacturing, and will reimburse us for certain costs of the transition services performed by us under the TSA. The know-how and other intellectual property generated in connection with the performance of the TSA will be owned by NESA with us having a non-exclusive license to such know-how and other intellectual property under the Cross-License Agreement. During the term of the TSA, upon NESA's request, we will transfer the specifications for materials and documentation necessary to enable PRMS manufacturing services to a third party service provider designated by NESA. In the event of a material failure by us to deliver PRMS under the TSA, NESA will have step-in rights to negotiate to enter into a direct lease with the landlord of the manufacturing facility with respect to the portion of such facility used in connection with the VOWST Business or to cause such services to be performed, with any reasonable out-of-pocket costs and expenses incurred in connection therewith reimbursed by us.

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

In connection with the Closing, the parties entered into an employee support agreement, or the Employee Support Agreement. Under the Employee Support Agreement, among other things and subject to the terms and conditions therein, certain of our employees related to the VOWST Business who accepted employment with SPN or one of its designated affiliates provided the services they provided to us prior to the Transaction to SPN, as well as other services as SPN may reasonably request, from Closing until the day prior to the beginning of SPN’s or its designated affiliate’s next pay period following the Closing. SPN will reimburse our out of pocket costs in connection with such employees’ services, including certain compensation and benefits paid or provided to such employees pursuant to the terms of the Employee Support Agreement. All such employees have transferred to SPN as of December 31, 2024.

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

SER-155

We are developing SER-155, an investigational, oral, live biotherapeutic designed to decolonize GI pathogens, improve epithelial barrier integrity, and regulate immune response to prevent bacterial bloodstream infections, or BSIs, as well as other pathogen associated negative clinical outcomes in patients undergoing allo-HSCT. SER-155 contains 16 bacterial strains selected using our reverse translation discovery and development platform technologies to optimize SER-155’s functional profile. The design incorporates biomarker data from human clinical data and screening data from nonclinical human cell-based assays and in vivo disease models. The bacteria consortia is designed to optimize: (i) the prevention of the growth of various Enterococcaceae and Enterobacteriaceae species known to potentially dominate the GI and lead to downstream negative clinical outcomes in medically compromised patients and that can harbor antibacterial resistance, (ii) the production of multiple bacterial metabolites that can promote mucosal and epithelial barrier integrity with the goal of reducing the likelihood of harmful bacteria translocating from the gut to the bloodstream through a compromised epithelium, and (iii) the production of multiple bacterial metabolites that can modulate immune pathways to induce immune tolerance with a potential impact on GvHD.

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

SER-155 Phase 1b Study

SER-155 has been evaluated in a Phase 1b study in patients undergoing allo-HSCT. The SER-155 Phase 1b study included two cohorts. Cohort 1 was designed to assess safety and drug pharmacology, specifically the drug strain engraftment in the gastrointestinal tract. Cohort 1 included 13 subjects who received any dosing of the SER-155 regimen, with 11 subjects subsequently receiving an allo-HSCT. Results from this cohort, announced in May 2023, showed SER-155 was generally well tolerated and resulted in successful drug strain engraftment and a reduction in pathogen domination in the GI microbiome relative to a historical control cohort.

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

In Cohort 2, the ability to detect pathogen domination (i.e., relative abundance in the GI ≥30%) in the placebo arm, and differences between the study arms, was constrained due to the limited number of placebo stool samples (placebo patients submitted fewer stool samples) and an imbalance in the number of available stool samples between the arms. Observed pathogen domination events were low in the placebo and SER-155 arms with no significant differences identified. In a comparison of the prevalence of pathogen domination versus a larger allo-HSCT historical control cohort, pathogen domination in SER-155 subjects was substantially lower, providing further evidence of SER-155 activity.

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

In January 2025, we reported exploratory translational biomarker data from the SER-155 Phase 1b study which provided evidence supporting the intended therapeutic mechanisms, including promotion of intestinal epithelial barrier integrity to reduce the potential of bacterial translocation into the bloodstream, and reduction of systemic inflammatory responses. Results from this exploratory biomarker analysis showed that SER-155 was associated with lower levels of fecal albumin and lower concentrations of various plasma biomarkers associated with systemic inflammation (i.e., IFN-y, TNF-α, IL-17, and IL-8) in the HSCT peri-transplant period, the period from the end of the first SER-155 treatment course through to neutrophil engraftment. The results support SER-155’s intended mechanisms of action and reinforce the previously reported promising clinical study efficacy and safety data. These systemic inflammatory response observations further support the potential to develop our live biotherapeutics to address inflammatory and immune diseases, including ulcerative colitis and Crohn’s disease.

In the first quarter of 2025, we received feedback from the FDA regarding the development strategy for SER-155 in patients undergoing allo-HSCT. The FDA provided input on certain elements of the next study, including a recommendation for a Phase 2 study and support for a reduction in BSIs 30 days post HSCT as the primary endpoint, and confirmed their expectations for the manufacture and control of SER-155. Incorporating the feedback, we are designing the next SER-155 allo-HSCT study, which we believe could be either a standalone Phase 2, or a Phase 2 as part of a Phase 2/3 seamless design. Both development paths are expected to include an adaptive design, with meaningful interim data analysis, when approximately half of the enrolled patients have reached the primary endpoint timepoint, informing the study path forward and potential indication expansion. The next study protocol will preserve many elements of the SER-155 Phase 1b study. We plan to submit the draft protocol, which we anticipate will be informed by potential further FDA interaction and partnership discussions, to the FDA in the second quarter of 2025 to obtain further feedback.

SER-147 and other pipeline programs

We continue to develop another proprietary live biotherapeutic composition, SER-147, designed to prevent bacterial bloodstream and spontaneous bacterial peritonitis, or SBP, infections in patients with metabolic disease, including chronic liver disease, or CLD. SER-147 was designed and optimized using our reverse translational therapeutics development platform. CLD is a progressive condition marked by deterioration of liver function and is reaching epidemic proportions affecting nearly 1.7 billion people worldwide, causing substantial health burden on afflicted countries (GBD 2017 Cirrhosis Collaborators, 2020, Clinical Liver Disease, 2021). In the advanced stages of CLD, known as decompensated cirrhosis, patients exhibit significant immune dysfunction, microbiome disruption, and increased contact with the healthcare system, all of which drive increased susceptibility to bacterial infections (Bajaj et al., 2021, Albillos et al., 2022). The Company is conducting IND-enabling activities for SER-147.

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

We have and intend to continue to actively monitor the closing bid price of our common stock. After considering all available options to regain compliance with the Bid Price Requirement, our board of directors intends to recommend that our stockholders approve amendments to our restated certificate of incorporation to effect a reverse stock split of our common stock at our 2025 Annual Meeting of Stockholders.

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

Intellectual Property

Patent Portfolio

We have an extensive patent portfolio directed to rationally designed ecologies of spores and microbes. The portfolio includes both company-owned patents and applications, and those that we have rights to as licensee. The patents and applications included in our portfolio cover both composition of matter and methods (e.g., method of treating). Our intellectual property rights related to SER-155 and SER-147 extend through 2043 (not including any potential term extension). We plan on continuing to broaden our patent portfolio. Currently, we have 21 active patent application families, which includes 19 nationalized applications, one at the PCT stage, and one at the provisional stage. To date, we have obtained issuance of 31 U.S. patents (which includes three as licensee). Of the issued U.S. patents, 13 U.S. patents (including one as licensee) have been assigned to Nestlé Health Science as part of its purchase of VOWST.

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

Operating Expenses

Our operating expenses since inception have consisted primarily of research and development activities and general and administrative costs. In connection with the TSA the Company entered into with NESA following the sale of the VOWST Business during the third quarter of 2024, our operating expenses also consisted of certain passthrough costs incurred in performing duties under the TSA and manufacturing services related to the VOWST Business and operations.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts and the development of our product candidates and other obligations, which include:

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
•
facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs; and
•
labor and passthrough costs, reimbursable by Nestlé, incurred in performing duties under the TSA.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We anticipate an overall decrease in research and development expenses in 2025 as compared to 2024, following the sale of VOWST Business, completion of the Phase 1b study of SER-155 in allo-HSCT, development activities other than the completion of the SER-155 Phase 1b study, and costs associated with preparing for the next study of SER-155 in allo-HSCT. Research and development expenses may increase in the future if and as we resume development of any clinical or preclinical programs. In 2025, research and development expenses will continue to include labor and passthrough costs, reimbursable by Nestlé, incurred in performing obligations under the TSA.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation for personnel in our executive, finance, commercial, business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs. Beginning in the fourth quarter of 2024, general and administrative expenses also include labor and passthrough costs, reimbursable by Nestlé, incurred in performing duties under the TSA.

We expect that our general and administrative expenses will decrease in 2025 as compared to 2024, following the sale of VOWST Business, reduction of our workforce and overall cost containment efforts. General and administrative expenses may increase in the future as we continue to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing rules and the requirements of the SEC, director and officer insurance costs and investor and public relations costs. In 2025, general and administrative expenses will continue to include labor and passthrough costs, reimbursable by Nestlé, incurred in performing obligations under the TSA.

Manufacturing Services

Under the TSA with NESA, beginning in the fourth quarter of 2024, we provide certain manufacturing services and related functions of the VOWST Business and operations. Expenses associated with the manufacturing services include certain facility-related, labor, lab supplies and consumables, and other manufacturing costs that would have been capitalized into inventory prior to the sale of VOWST Business.

We will provide the manufacturing services until December 31, 2025, which period may be extended by up to six months. We expect that manufacturing services expenses will increase in 2025 as compared to 2024, given the TSA obligations will exist for the full year in 2025 as compared to one quarter in 2024.

Other (Expense) Income, Net

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and investments.

Interest Expense

Interest expense consists of interest incurred under our loan and security agreement, or the Hercules Loan and Security Agreement, with Hercules Capital, Inc., or Hercules.

Other (Expense) Income, Net

Other (expense) income, net primarily consists of:

•
sublease income;
•
amortization of premiums or accretion of discounts on investments;
•
gains and losses on foreign currency transactions;
•
changes in the fair values of our warrant liabilities associated with our Oaktree Term Loan;
•
loss associated with the extinguishment of the Oaktree Term Loan;
•
the amount Nestlé agrees to pay for costs associated with preserved raw material suspension ("PRMS") manufacturing; and reimbursement for certain labor and other passthrough costs of the transition services performed by the Company under the TSA; and
•
gain associated with the change in the Company's accrued liabilities due to SPN - related party.

Discontinued Operations

We completed the sale of the VOWST Business to SPN on September 30, 2024. The financial results of the VOWST Business have been classified as discontinued operations in the consolidated statements of operations and the related assets and liabilities of the VOWST Business have been are classified as assets and liabilities of discontinued operations in the consolidated balance sheets. Unless otherwise noted, amounts and disclosures in this section relate to our continuing operations (except for the Liquidity and Capital Resources section).

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2024, we had federal and state net operating loss carryforwards of $580.1 million and $543.6 million, respectively, both of which begin to expire in 2035. As of December 31, 2024, we also had federal and state research and development tax credit carryforwards of $46.5 million and $8.1 million, respectively, net of uncertain tax position reserves, which begin to expire in 2031 and 2028, respectively. The federal research and development tax credits include an orphan drug credit carryforward of $25.9 million.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the consolidated financial statements and disclosures based on varying assumptions. We believe that the estimates and assumptions involved in the accounting policies described below may have the greatest potential impact on our consolidated financial statements and, therefore, consider these to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$64,600	$117,597	$(52,997)
General and administrative	53,183	77,500	(24,317)
Manufacturing services	3,532	—	3,532
Total operating expenses	121,315	195,097	(73,782)
Loss from operations	(121,315)	(195,097)	73,782
Other (expense) income:
Gain on sale of VOWST Business	5,684	—	5,684
Interest income	3,967	7,301	(3,334)
Interest expense	—	(2,468)	2,468
Other (expense) income, net	(14,107)	134	(14,241)
Total other (expense) income, net	(4,456)	4,967	(9,423)
Net loss from continuing operations	$(125,771)	$(190,130)	$64,359

Research and Development Expenses

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Live biotherapeutics platform	$29,006	$43,342	$(14,336)
SER-155	6,804	7,759	(955)
Early stage programs	101	1,245	(1,144)
Total direct research and development expenses	35,911	52,346	(16,435)
Personnel-related (including stock-based compensation)	28,689	65,251	(36,562)
Total research and development expenses	$64,600	$117,597	$(52,997)

Research and development expenses were $64.6 million for the year ended December 31, 2024, compared to $117.6 million for the year ended December 31, 2023. The decrease of $53.0 million was due primarily to the following:

•
a decrease in personnel-related costs of $36.6 million, primarily due to a decrease of $28.7 million in salaries, bonus, and employee benefits expenses as a result of the restructuring plan implemented in 2023, and a decrease of $8.3 million in stock-based compensation expense, which was primarily as a result of options and awards with performance conditions that were achieved during the three months ended June 30, 2023 (with no comparable performance options vesting in 2024), partially offset by an increase of $0.4 million in payroll taxes primarily related to tax credits we received during the three months ended March 31, 2023;
•
a decrease of $14.3 million in expenses related to our live biotherapeutics platforms and research and development operations which includes a decrease of $4.2 million primarily due to a $3.6 million reduction in the use of contractors and a decrease in employee travel and expense costs following the implementation of the restructuring plan, a decrease of $2.8 million in lab supplies and consumables, a decrease in consulting expenses of $2.6 million, a decrease of $2.4 million in facilities and depreciation primarily relating to the expense of not renewing the option to lease certain manufacturing space with Flagship Pioneering during the three months ended June 30, 2023, and a decrease of $1.8 million in clinical trial, analytical and other manufacturing costs;
•
a decrease of $1.0 million in expenses related to our SER-155 program primarily due to a decrease of $0.5 million in analytical testing costs and a decrease of $0.5 million in lab supplies and consumables associated with the completion of the SER-155 Phase 1b study; and
•
a decrease of $1.1 million in expenses related to our early stage programs due to the decreased investment associated with the restructuring plan.

General and Administrative Expenses

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$22,679	$36,069	$(13,390)
Professional fees	9,805	18,784	(8,979)
Facility-related and other	20,699	22,647	(1,948)
Total general and administrative expenses	$53,183	$77,500	$(24,317)

General and administrative expenses were $53.2 million for the year ended December 31, 2024, compared to $77.5 million for the year ended December 31, 2023. The decrease of $24.3 million was primarily due to the following:

•
a decrease in personnel-related costs of $13.4 million primarily due to a decrease in salaries, bonus, employee benefit expenses and stock-based compensation expenses due to the restructuring plan that was implemented in 2023;
•
a decrease in professional fees of $9.0 million primarily due to a decrease in consulting services resulted from a reduction in the use of contractors and consultants and other professional services; and
•
a decrease in facility-related and other costs of $1.9 million primarily related to decreases in information technology costs, laboratory and office expenses, license costs and office supplies.

Manufacturing Services

Beginning with the effectiveness of the TSA with Nestlé, manufacturing services resulted in $3.5 million of expenses for the three months ended December 31, 2024. The expenses are associated with the PRMS manufacturing performed on behalf of Nestlé, including labor, materials, allocated facility-related, lab supplies and other manufacturing costs that would have been capitalized into inventory prior to the sale of VOWST Business.

Other (Expense) Income, Net

Other (expense) income, net was $4.5 million of expense for the year ended December 31, 2024 compared to $5.0 million of income for the year ended December 31, 2023. The change in other expense, net was primarily due to the $23.4 million of loss associated with the extinguishment of the Oaktree Term Loan for the year ended December 31, 2024, compared to the $1.6 million of the credit facility with Hercules for the year ended December 31, 2023. The decrease also relates to a $3.3 million decrease in interest income as well as a decrease of $1 million on gain on warrant revaluation, partially offset by an increase of $6.3 million TSA reimbursement income, $5.7 million gain on sale of VOWST Business in continuing operations resulted from the revised estimates of the total remaining liabilities due to SPN - related party, an increase of $2.7 million sublease income, and $2.5 million decrease in interest expense.

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
(ii)
cash installment payments of $50 million, which was received on January 15, 2025 and $25 million due on July 1, 2025, or the Second Installment Payment (to be reduced by approximately $1.5 million related to certain employment obligations assumed by SPN, as described below), conditioned on our material compliance with obligations under the TSA entered into at Closing between us and NESA;
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

As they are earned, the Milestone Payments will be satisfied as follows: (i) first, by set-off against all accrued interest on the Prepaid Milestone until the amount of such accrued interest has been paid in full, (ii) second, by set-off against the outstanding balance of the Prepaid Milestone until the Prepaid Milestone has been repaid in full and (iii) thereafter, in cash. If any amount of the Prepaid Milestone (and any accrued interest thereon) remains outstanding as of following the last day of the Milestone Period (defined below), the balance thereof (together with any interest accrued thereon) will be forgiven and the right of set-off of SPN with respect thereto will be deemed forfeited. The Second Installment Payment due on July 1, 2025 will be reduced by approximately $1.5 million related to certain employment obligations assumed by SPN through the period prior to the Closing Date.

We and SPN share 50/50 in the net profit or net loss achieved during the Profit Sharing Period, with the net profit or net loss calculated as (i) the net sales of VOWST in the United States and Canada, plus (ii) other income received in connection with the grant of a license or sublicense with respect to VOWST in the United States and Canada as described in the Purchase Agreement, minus (iii) allowable expenses directly attributable or reasonably allocable to certain development activities, commercialization activities, medical affairs activities, manufacturing activities or other relevant activities, as described in the Purchase Agreement. During the Profit Sharing Period, we will reimburse SPN for (i) certain payments under the exclusive license agreement between us and Memorial Sloan Kettering Cancer Center, (ii) certain costs incurred in connection with an ongoing post-marketing safety study of VOWST and (iii) 80.1% of all rent and other costs due to the landlord under the lease for our Waltham facility.

As a condition to Closing, we and SPN entered into the Securities Purchase Agreement, pursuant to which SPN purchased 14,285,715 shares of Common Stock at Closing, at a purchase price per share of $1.05, for an aggregate purchase price of $15.0 million.

In May 2021, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock with aggregate gross sales proceeds of up to $150.0 million, from time to time, through an

"at-the-market" equity offering program under which Cowen acts as sales agent. During the year ended December 31, 2024, we sold 20,617,028 shares of common stock under the Sales Agreement, at an average price of approximately $1.18 per share, raising aggregate net proceeds of approximately $23.5 million after deducting an aggregate commission of approximately 3%. During the year ended December 31, 2023, we sold 7,711,199 shares of common stock under the Sales Agreement, at an average price of approximately $2.46 per share, raising aggregate net proceeds of approximately $18.2 million after deducting an aggregate commission of approximately 3% and other issuance costs. Between December 31, 2024 and January 31, 2025, we sold 1,096,134 shares of common stock under the 2021 Sales Agreement, at an average price of approximately $0.93 per share, raising aggregate net proceeds of approximately $1 million after deducting an aggregate commission of approximately 3% and other issuance costs.

As of December 31, 2024, we had cash and cash equivalents totaling $30.8 million and an accumulated deficit of $978.1 million. For the year ended December 31, 2024, we incurred a net loss from continuing operations of $125.8 million, and used cash in operations of $148.6 million. We expect that our operating losses and negative cash flows will continue for the foreseeable future.

Under applicable accounting standards, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within 12 months after the date the consolidated financial statements are issued. The ability to obtain the Second Installment Payment and sufficient additional equity, collaborations or other financing with terms favorable or acceptable to us cannot be considered probable, as these events are outside of our control. Based on our currently available cash resources, including the capital obtained from the Transaction, and the expected receipt of the Second Installment Payment, which is subject to material compliance with the TSA, and considering our future operating plans and our ongoing obligations related to the Transaction, we anticipate that we will require additional funding in the first quarter of 2026. Accordingly, management has concluded that these circumstances raise substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. We will need to generate significant revenues to achieve profitability, and we may never do so. Because of the numerous risks and uncertainties associated with the development of our current and any future product candidates, the development of our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses required for completing the research and development of our product candidates.

Indebtedness

Oaktree Credit Agreement

On April 27, 2023 (the "Oaktree Closing Date"), we entered into the Oaktree Credit Agreement, among the Company, the subsidiary guarantors from time to time party thereto, the Oaktree Lenders, and the Agent. The Oaktree Credit Agreement established a term loan facility of $250.0 million (the "Oaktree Term Loan"), consisting of (i) $110.0 million, or the Tranche A Loan, funded on the Oaktree Closing Date. The Oaktree Term Loan also consisted of (i) $45.0 million, or the Tranche B Loan, (ii) $45.0 million, or the Tranche C Loan, and (iii) $50.0 million, or the Tranche D Loan, which were available upon satisfaction of certain conditions or in Oaktree’s sole discretion, but were not drawn before the extinguishment of the Oaktree Term Loan. The Oaktree Term Loan had a maturity date of April 27, 2029.

Borrowings under the Oaktree Term Loan bore interest at a rate per annum equal to the three-month term Secured Overnight Financing Rate (subject to a 2.500% floor and a 5.000% cap), plus an applicable margin of 7.875%, payable quarterly in arrears. We were required to make quarterly interest-only payments on the Oaktree Term Loan for the first three years after the Oaktree Closing Date.

We were obligated to pay the Lenders an exit fee equal to 1.50% of the aggregate amount of the Oaktree Term Loan funded, such exit fee was due and paid upon the prepayment of the outstanding Oaktree Term Loan. Such prepayment was subject to a customary make-whole for the first two years following the Oaktree Closing Date plus 4.0% of the principal amount of the Oaktree Term Loan prepaid.

On the Oaktree Closing Date, we issued to the Lenders warrants to purchase 647,589 shares (subject to certain adjustments) of our common stock (the "Tranche A Warrant"), at an exercise price per share of $6.69. The Tranche A Warrant was immediately exercisable and the exercise period expires on April 26, 2030. Upon the funding of each of the Tranche B Loan and the Tranche C Loan, we were required to issue to the Lenders warrants to purchase 264,922 shares (subject to certain adjustments) of our common stock on each such funding date at an exercise price equal to the trailing volume weighted average price of our common stock for the 30 trading days prior to the funding date for each tranche (the "Tranche B Warrant" and the "Tranche C Warrant", respectively, and together the "Additional Warrants").

For a further description of the Oaktree Term Loan, see Note 9, Notes Payable, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Cash Flows

The following table summarizes our sources and uses of cash, cash equivalents and restricted cash for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
	(in thousands)
Cash used in operating activities	$(148,609)	$(117,354)
Cash provided by investing activities	$142,293	$10,582
Cash (used in) provided by financing activities	$(90,372)	$71,705
Net decrease in cash, cash equivalents and restricted cash	$(96,688)	$(35,067)

Operating Activities

During the year ended December 31, 2024, net cash used in operating activities was $148.6 million, primarily due to a net income of $0.1 million and non-cash income of $83.2 million, reduced by changes in our operating assets and liabilities of $65.5 million. Non-cash income consisted of the $146.7 million gain on sale of VOWST Business and $0.5 million decrease in the fair value of the Additional Warrants, partially offset by stock-based compensation expense of $21.0 million, $9.2 million related to the amortization of right-of-use assets, $5.5 million of depreciation and amortization, $1.4 million of amortization of debt issuance costs, $23.4 million of loss associated with the extinguishment of the Oaktree Term Loan, $0.3 million loss on disposal of fixed assets, and $3.3 million of impairment charges related to our long-lived assets. Changes in our operating assets and liabilities during the year ended December 31, 2024 consisted of a $1.0 million decrease in prepaid expenses and other current and non-current assets, a decrease in inventories of $33.8 million in connection with the sale of VOWST Business to SPN, a $2.9 million decrease in accounts payable, a decrease in deferred income - related party of $4.1 million, a decrease in collaboration receivable - related party of $8.7 million, a decrease in operating lease liabilities of $6.3 million, and a $10.2 million decrease in accrued expenses and other liabilities, partially offset by an increase in accrued liabilities due to SPN - related party of $15.7 million and an increase in accounts receivable due from SPN - related party of $2.1 million. The decrease in inventories, increase in accrued liabilities due to SPN - related party, increase in receivables due from SPN - related party, decrease in deferred income – related party and decrease in collaboration receivable – related party were all related to the sale of the VOWST Business. The decrease in operating lease liabilities was due to the cash payment of lease obligations and the decrease in accounts payable and accrued expenses were the results of payments to vendors and changes in the business following the sale of the VOWST Business.

During the year ended December 31, 2023, net cash used in operating activities was $117.4 million, primarily due to a net loss of $113.7 million and changes in our operating assets and liabilities of $59.0 million, partially offset by non-cash charges of $55.3 million. Non-cash charges consisted of $34.1 million of stock-based compensation expense, loss sharing under the 2021 License Agreement with Nestlé of $5.2 million, $8.9 million related to the amortization of right-of-use assets, $6.2 million of depreciation, $0.9 million of net amortization of premiums related to our investments and amortization of debt issuance costs, and $1.6 million of loss from the extinguishment of the credit facility with Hercules. These were partially offset by a $1.6 million decrease in the fair value of the Additional Warrants. Changes in our operating assets and liabilities during the year ended December 31, 2023 primarily consisted of a $29.1 million increase in prepaid expenses and other current and non-current assets, an increase in inventories of $29.6 million and an increase in collaboration receivable - related party of $8.7 million, as a result of the commencement of our commercial operations since the FDA approval of VOWST in April 2023, an $11.6 million decrease in accounts payable, a $1.3 million decrease in deferred revenue and a $2.2 million decrease in operating lease liabilities, partially offset by a $15.8 million increase in accrued expenses and other liabilities and an increase in deferred income - related party of $7.7 million. The increase in prepaid expenses and other current and non-current assets and accrued expenses and other liabilities was primarily due to the achievement of the substantial completion milestone pursuant to the Bacthera Agreement. The decrease in deferred revenue was due to recognition of revenue during the year for services performed under both the 2021 License Agreement and the 2016 License Agreement. The decrease in operating lease liabilities was due to the cash payment of lease obligations.

Investing Activities

During the year ended December 31, 2024, net cash provided by investing activities was $142.3 million, primarily due to $141.3 million of proceeds from the sale of the VOWST Business and $1.4 million sale of a restricted investment relating to a security deposit on one of our leases that was reclassified as restricted cash, partially offset by $0.4 million of purchases of property and equipment.

During the year ended December 31, 2023, net cash provided by investing activities was $10.6 million, primarily due to maturities of investments of $23.0 million, partially offset by purchases of investments of $4.4 million and purchases of property and equipment of $8.0 million.

Financing Activities

During the year ended December 31, 2024, net cash used in financing activities was $90.4 million, consisting of $127.9 million repayment of the Oaktree Term Loan, partially offset by $23.5 million from the issuance of common stock under our at the market equity program, net of issuance costs, $13.5 million from the issuance of common stock in connection with the sale of the VOWST Business to SPN, and $0.5 million from the issuance of common stock under our 2015 Employee Stock Purchase Plan, or ESPP.

During the year ended December 31, 2023, net cash provided by financing activities was $71.7 million, consisting of $103.4 million in proceeds from the issuance of the Oaktree Term Loan, offset by $52.9 million for the repayment of the credit facility with Hercules. Cash provided by financing activities also consisted of $18.2 million from the issuance of common stock under our at the market equity program, net of issuance costs. We also received $0.9 million from the issuance of common stock associated with the exercise of stock options, and $2.2 million in connection with the issuance of common stock under our 2015 Employee Stock Purchase Plan, or ESPP.

Funding Requirements

Our expenses may increase in connection with our ongoing clinical development activities and research and development activities. In addition, we expect to continue to incur additional costs associated with operating as a public company. We anticipate that our future expenses will increase if and as we:

•
continue the clinical development of SER-155 in patients undergoing allo-HSCT and for other medically vulnerable populations;
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

Because of the numerous risks and uncertainties associated with the development of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•
the total amount of the Second Installment Payment and Milestone Payments we may receive from the Transaction, and the amounts payable or due under the Profit Sharing Payments;
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

Adequate additional funds may not be available to us on acceptable terms, or at all. Additionally, market volatility resulting from macroeconomic conditions, or other factors could also adversely impact our ability to access capital as and when needed. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as common stockholders. Our Hercules Loan and Security Agreement and Oaktree Term Loan included and any additional debt financing and preferred equity financing, if available, may involve agreements that include, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additional debt or preferred equity financing may also require the issuance of warrants, which could potentially dilute our stockholders’ ownership interest.

If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, in addition to our existing collaboration agreements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity, debt financings, or collaborations. When needed, we may be required to delay, limit, reduce or terminate our product development programs or any potential future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

As discussed in Note 1 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within 12 months after the date the consolidated financial statements are issued. The receipt of contingent payments from the Transaction, collaborations or future equity issuances cannot be considered probable, as these events are outside of our control. Accordingly, management has concluded that these circumstances raise substantial doubt about our ability to continue as a going concern. Based on our currently available cash resources, including the capital obtained from the Transaction, and the expected receipt of the Second Installment Payment, which is subject to material compliance with the TSA, and considering our future operating plans and our ongoing obligations related to the Transaction, we anticipate that we will require additional funding in the first quarter of 2026.

Contractual Obligations and Commitments

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Such arrangements include those related to our lease commitments.

Lease Commitments

Our lease commitments reflect payments due under our operating lease agreements for our corporate headquarters, office and laboratory space, and donor collection facilities, that expire between November 2028 and April 2033. As of December 31, 2024, our contractual commitments for our leases were $137.9 million, of which $19.4 million is expected to be paid within one year, and $118.4 million will be paid over the remaining term of such leases. We do not have any commitment for leases that had not yet commenced as of December 31, 2024. For additional information on our leases and timing of future payments, please read Note 8, Leases, to the consolidated financial statements included in this Form 10-K.

Profit Sharing Payments

We and SPN share 50/50 in the net profit or net loss achieved during the period from the Closing Date until December 31, 2025, or the Profit Sharing Period. During the Profit Sharing Period, we will reimburse SPN for (i) certain payments under the exclusive license agreement between us and Memorial Sloan Kettering Cancer Center, (ii) certain costs incurred in connection with an ongoing post-marketing safety study of VOWST and (iii) 80.1% of all rent and other costs due to the landlord under the lease for our Waltham facility. As of December 31, 2024, our estimated costs associated with these future payments were $17.8 million, all of which is expected to be within one year.

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

As of December 31, 2024, our cash and cash equivalents consisted of cash and money market accounts. Our interest income is sensitive to changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer has concluded that as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

In connection with the Closing, we entered into a Transition Services Agreement, or the TSA, with NESA, which provides for services to be performed by us in order to facilitate a transition of the business associated with the VOWST Business to NESA and its affiliates. As a result, during the three months ended December 31, 2024, we made the following modifications to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act):

•
added internal controls over the identification of accounts and transactions related to the TSA;
•
added controls and documentation processes related to the accounting for the transition services; and
•
added controls to address the presentation of the manufacturing services under the TSA.

Other than the items described above, there were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K on page F-2.

Item 9B. Other Information

a)
Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

b)
Insider Trading Arrangements and Policies.

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Director Biographical Information

Name	Age	Position
Dennis A. Ausiello, M.D. (3)(4)	79	Director
Stephen Berenson (3)	64	Chairman of the Board of Directors
Paul R. Biondi (2)	55	Director
Willard H. Dere, M.D. (1)(4)	71	Director
Claire M. Fraser, Ph.D. (1)(4)	69	Director
Kurt C. Graves (2)	57	Director
Richard N. Kender (1)(2)	69	Director
Eric D. Shaff	49	President, Chief Executive Officer and Director
Hans-Juergen Woerle, M.D., Ph.D. (4)	59	Director
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

Stephen A. Berenson has served as Chairman of our board of directors since December 2019 and as a member of our board of directors since August 2019. Mr. Berenson has been a Managing Partner at Flagship Pioneering, a life sciences innovation firm which conceives, creates, resources and develops first-in-category bioplatform companies, since June 2017. Prior to Flagship, Mr. Berenson spent 33 years in various roles as an investment banker at J.P. Morgan, most recently serving in the role of Vice Chairman of Investment Banking from 2005 to April 2017, where he focused on providing high-touch strategic advice and complex transaction execution to leading companies across all industries globally. He was co-founder of J.P. Morgan’s Global Strategic Advisory Council and co-founder of the firm’s Board Initiative. Mr. Berenson has served as chairman of the board of directors of Cellarity, a privately held pharmaceutical company, since July 2021, as chairman of SAIL Biomedicines, a privately held pharmaceutical company, since August 2024, and as a director of Inari, a privately held agricultural company, since January 2024. He previously served on the board of directors of Moderna, Inc., a pharmaceutical and biotechnology company, from October 2017 to August 2024. Mr. Berenson received an S.B. in Mathematics from the Massachusetts Institute of Technology. We believe that Mr. Berenson is qualified to serve on our board of directors because of his extensive experience working with rapidly-growing companies across various industries.

Paul R. Biondi has served as a member of our board of directors since March 2020. Mr. Biondi is a Managing Partner and President of Pioneering Medicines at Flagship Pioneering, a life sciences innovation firm which conceives, creates, resources and develops first-in-category bioplatform companies, roles he has held since November 2019. Mr. Biondi joined Flagship Pioneering following a seventeen-year tenure at Bristol-Myers Squibb, or BMS, a pharmaceutical company, where he was most recently the Senior Vice President of Strategy and Business Development from October 2015 to November 2019. Prior to serving in the role of Senior Vice President of Strategy, from 2002 to 2015, Mr. Biondi held a series of other leadership roles within BMS’ Research and Development organization overseeing strategy, portfolio, and project management, as well as clinical and business operations. Mr. Biondi holds a bachelor’s degree from Dartmouth College and an M.B.A. from the J.L. Kellogg School of Management at Northwestern University. We believe that Mr. Biondi is qualified to serve on our board of directors because of his extensive experience in biopharmaceutical strategy and corporate development.

Willard H. Dere, M.D., has served as a member our board of directors since July 2017. Dr. Dere has served as Chief Advisor to the Chief Executive Officer and Chief Medical Officer of Angita Bio, a biotechnology company, since July 2022. Dr. Dere has also been Professor Emeritus, Department of Internal Medicine, at the University of Utah School of Medicine since July 2022. From November 2014 until June 2022, Dr. Dere held multiple roles at the University of Utah Health Sciences Center, including Associate Vice President for Research, Co-Director of the Utah Clinical and Translational Science Institute, and Co-Director of the Center for Genomic Medicine. Prior to his professorship, from 2003 until 2014, Dr. Dere worked at Amgen, where he was Senior Vice President and head of Global Development, and led development programs in multiple therapeutic areas. From 1989 to 2014, he worked at Eli Lilly and led multiple development programs, and also worked in clinical pharmacology, regulatory affairs and safety. Dr. Dere has served on the boards of directors of BioMarin Pharmaceutical, Inc. since 2016, Mersana Therapeutics, Inc. since 2018, and Metagenomi, Inc. since August 2021, and previously served on the boards of directors of Ocera Therapeutics and Radius Health. Dr. Dere received his B.A. in History and Zoology and M.D. from the University of California, Davis, completed his internal medicine residency training at the University of Utah, and his postdoctoral training in endocrinology and metabolism at the University of California, San Francisco. We believe Dr. Dere is qualified to serve on our board of directors due to his extensive academic experience and his knowledge of the biotechnology industry.

Claire M. Fraser, Ph.D., has served as a member of our board of directors since January 2023. Dr. Fraser has been a faculty member at the University of Maryland School of Medicine in Baltimore, Maryland for the past 18 years and is the Founding Director of the Institute for Genome Sciences and Professor Emerita of Medicine and Microbiology and Immunology. From 1998 to 2007, she served as President and Director of The Institute for Genomic Research, a not-for-profit research organization engaged in human and microbial genomics studies. Dr. Fraser has served on the Board of Directors of Becton, Dickinson, and Company, a medical technology company, since 2006, and previously served as the Chair of the Board and a director of the American Association for the Advancement of Science. Dr. Fraser received her bachelor’s degree in Biology from Rensselaer Polytechnic Institute, her Ph.D. in Pharmacology from State University of New York-Buffalo and is an elected member of both the National Academy of Sciences and the National Academy of Medicine. We believe Dr. Fraser is qualified to serve on our board of directors due to her extensive academic experience and her knowledge of the microbiome industry.

Kurt C. Graves has served as a member of our board of directors since November 2015. Mr. Graves has served as the Chairman, President and Chief Executive Officer of i20 Therapeutics, Inc., a biotechnology company, since August 2023, and as a director since August 2021. He previously served as the Executive Chairman of i20 Therapeutics' board of directors from August 2021 to August 2023. Mr. Graves was previously the Chairman, President and Chief Executive Officer of Intarcia Therapeutics, Inc., a biotechnology company, from September 2010 to December 2020, and on its board of directors from August 2010 to December 2020. Previously, he served as Executive Vice President, Chief Commercial Officer and Head of Strategic Development at Vertex Pharmaceuticals Inc., or Vertex, from July 2007 to October 2009. Prior to joining Vertex, Mr. Graves held various senior leadership positions at Novartis Pharmaceuticals Corporation, or Novartis Corp., from 1999 to June 2007, including the Global General Medicines Business Unit Head and Global Chief Marketing Officer for the pharmaceuticals division of Novartis Corp. from September 2003 to June 2007. Prior to Novartis Corp., Mr. Graves held senior leadership positions at Merck and Astra-Merck where he led the U.S. Business Unit responsible for Prilosec, Nexium and Prilosec OTC over a 10-year period. He served as Chairman on the board of directors of Radius Health, Inc. from May 2011 to March 2020, and as a director on Achillion Pharmaceuticals, Inc., or Achillion, from June 2012 to January 2020, when Achillion was acquired. Mr. Graves received a B.S. in Biology from Hillsdale College. We believe Mr. Graves is qualified to serve as a member of our board of directors because of his extensive experience in the life sciences industry, membership on various boards of directors and his leadership and management experience.

Richard N. Kender has served as a member of our board of directors since October 2014. From October 1978 to September 2013, Mr. Kender held positions in a variety of corporate areas at Merck & Co., Inc., or Merck, a pharmaceutical company, most recently serving as Senior Vice President of Business Development and Corporate Licensing. Mr. Kender has served on the boards of directors of Poxel S.A. since March 2015, Bicycle Therapeutics PLC since July 2019, Longeveron Inc. since May 2024 and Omega Therapeutics since June 2024. He previously served on the boards of directors of INC Research Holdings, Inc. (now known as Syneos Health) between December 2014 and August 2017, Abide Therapeutics, Inc., a privately held company, between December 2015 and May 2019, and ReViral Ltd., a privately held company, from November 2019 to June 2022. Mr. Kender received a B.S. in Accounting from Villanova University and an M.B.A. from Fairleigh Dickinson University. We believe Mr. Kender is qualified to serve on our board of directors because of his finance experience and knowledge of the biotechnology industry.

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

Hans-Juergen Woerle, M.D., Ph.D., has served as a member of our board of directors since February 2025. Dr. Woerle has served as Chief Medical Officer and Chief Scientific Officer at Nestlé Health Science S.A. since November 2018, where he is responsible for global research and development strategy. Dr. Woerle served on the board of directors of Cerecin Inc., a clinical-stage biotechnology company, from June 2020 to September 2024. He currently serves on the board of directors of Enterome, SA, a clinical-stage biopharmaceutical company, since June 2020. Dr. Woerle is a board-certified physician and a specialist in internal medicine and endocrinology, holding an adjunct professorship at University of Ulm. Dr. Woerle earned his bachelors degree, masters degree and medical degree from Ludwig Maximilian University. We believe Dr. Woerle is qualified to serve on our board of directors because of his extensive experience as a physician and in clinical research and development.

Information about our Executive Officers

Name	Age	Position
Eric D. Shaff(1)	49	President, Chief Executive Officer and Director
Marella Thorell	57	Executive Vice President and Chief Financial Officer
Thomas J. DesRosier	70	Executive Vice President and Chief Legal Officer
Matthew Henn, Ph.D.	50	Executive Vice President and Chief Scientific Officer
Lisa von Moltke, M.D.(2)	66	Executive Vice President and Chief Medical Officer
Teresa L. Young, Ph.D.	58	Executive Vice President, Chief Commercial and Strategy Officer

(1)
Information concerning Eric D. Shaff, our President and Chief Executive Officer, may be found above in the section entitled “Director Biographical Information.”
(2)
On February 22, 2025, Dr. von Moltke notified us of her resignation as Executive Vice President and Chief Medical Officer, effective as of March 14, 2025.

Marella Thorell has served as our Executive Vice President and Chief Financial Officer since March 2024. Previously, she served as the Chief Financial Officer and Treasurer of Evelo Biosciences, Inc., a biotechnology company, from September 2022 to December 2023. From January 2021 to July 2022, Ms. Thorell served as Chief Accounting Officer and previously as Head of Finance at Centessa Pharmaceuticals PLC, or Centessa, a pharmaceutical company. In that role, she led the establishment of Centessa’s finance operations, led its public company readiness activities in connection with its initial public offering, and oversaw accounting operations. Previously, from October 2019 to December 2020, Ms. Thorell served as Chief Financial Officer at Palladio Biosciences, a biotechnology company, prior to its acquisition by Centessa. Before that, Ms. Thorell spent over ten years at Realm Therapeutics PLC, a biopharmaceutical company, serving in various roles of increasing responsibility, including Chief Financial Officer and Chief Operating Officer. Ms. Thorell has served on the boards of directors and as the Audit Committee Chair of ESSA Pharma Inc., a pharmaceutical company, since July 2019 and of Carisma Therapeutics, a biopharmaceutical company, since June 2024, and previously served on the board of directors of Vallon Pharmaceuticals, Inc., a pharmaceutical company, from February 2021 until its reverse-merger with GRI Bio in April 2023. Ms. Thorell holds a B.S. in Business from Lehigh University.

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

Matthew Henn, Ph.D., has served as our Executive Vice President and Chief Scientific Officer since February 2019. He has been involved in the discovery and development of multiple live biotherapeutics, including two breakthrough therapy designated biologics, across infectious, inflammatory, and oncology indications, and has authored over 75 peer-reviewed publications. He has extensive research experience in microbiology, genomics, and computational biology, as well as in drug pharmacology and clinical translation. His research has focused on microbial populations and the functional role of microbes in both environmental and human disease applications, and the development of genomic and functional screening technologies to study these populations. Prior to joining Seres in 2012, he was the Director of Viral Genomics and Assistant Director of the Genome Sequencing Center for Infectious Diseases at the Broad Institute of Massachusetts Institute of Technology and Harvard. He has served on various National Institutes of Health, or NIH, working groups on antimicrobial resistance and microbiome research, as a scientific advisor for NIH’s Viral Pathogen Bioinformatics Resource Center, as an ad-hoc reviewer and editor of various peer-reviewed journals, and as a scientific advisor to non-profit and for-profit organizations. He currently serves on the Microbiome Therapeutics Innovation Group board of directors, the World Microbiome Partnership steering committee, and Life Sciences Cares board of advisors. Dr. Henn is formally trained in ecology and evolutionary biology and earned his Ph.D. in ecosystem sciences from the University of California at Berkeley, where he was a NASA Earth Systems Sciences Fellow, and trained as a National Science Foundation Postdoctoral Fellow in Microbiology at Duke University.

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

Other

The remainder of the information required to be disclosed by this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders to be held in 2025 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required to be disclosed by this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders to be held in 2025 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders to be held in 2025 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required to be disclosed by this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders to be held in 2025 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required to be disclosed by this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders to be held in 2025 and is incorporated herein by reference.

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

(a)(3) Exhibits.

The following is a list of all exhibits filed as a part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1^	Asset Purchase Agreement, dated August 5, 2024, by and between the Registrant and Société des Produits Nestlé S.A.	8-K	001-37465	2.1	8/6/24

3.1	Restated Certificate of Incorporation	8-K	001-37465	3.1	7/1/15

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, dated June 27, 2023	8-K	001-37465	3.1	6/28/23

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, dated April 5, 2024	8-K	001-37465	3.1	4/8/24

3.4	Amended and Restated Bylaws	8-K	001-37465	3.1	1/2/24

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-204484	4.2	6/16/15

4.2	Description of Capital Stock					*

4.3	Form of Warrant, dated April 27, 2023, issued by the Registrant to the Lenders, together with a schedule of warrant holders	8-K	001-37465	4.1	4/27/23

10.1#	2015 Incentive Award Plan, as amended and forms of award agreements thereunder	10-K	001-37465	10.1	3/7/23

10.2#	2015 Employee Stock Purchase Plan	S-1/A	333-204484	10.3	6/16/15

10.3#	2012 Stock Incentive Plan, as amended and form of option agreement thereunder	S-1	333-204484	10.1	5/27/15

10.4#	2022 Employment Inducement Award Plan and forms of award agreements thereunder	10-K	001-37465	10.4	3/7/23

10.5#	Non-Employee Director Compensation Program	10-Q	001-37465	10.2	5/8/24

10.6	Lease, dated September 22, 2021, by and between the Registrant and HCP/KING 101 CPD LLC	10-K	001-37465	10.6	3/5/24

10.7#	Second Amended and Restated Employment Agreement, dated January 29, 2021, by and between the Registrant and Eric D. Shaff	8-K	001-37465	10.1	2/1/21

10.8#	Amended and Restated Employment Agreement, dated January 29, 2021, by and between the Registrant and Thomas J. DesRosier	8-K	001-37465	10.2	2/1/21

10.9#	Second Amended and Restated Employment Agreement, dated January 29, 2021, by and between the Registrant and Matthew R. Henn, Ph.D.	8-K	001-37465	10.3	2/1/21

10.10#	Amended and Restated Employment Agreement, dated January 29, 2021, by and between the Registrant and Teresa L. Young	10-K	001-37465	10.13	3/2/21

10.11#	Amended and Restated Employment Agreement, dated January 29, 2021, by and between the Registrant and Lisa von Moltke, M.D.	10-K	001-37465	10.14	3/2/21

10.12#	Employment Agreement, dated February 24, 2024, by and between the Registrant and Marella Thorell	10-Q	001-37465	10.1	5/8/24

10.13	Securities Purchase Agreement, dated September 30, 2024, by and between Seres Therapeutics, Inc. and Société des Produits Nestlé S.A.	8-K	001-37465	10.1	10/1/24

10.14†	Transition Services Agreement, dated September 30, 2024, by and between Seres Therapeutics, Inc. and Nestlé Enterprises S.A.	8-K	001-37465	10.2	10/1/24

10.15	Cross-License Agreement, dated September 30, 2024, by and between Seres Therapeutics, Inc. and Société des Produits Nestlé S.A.	8-K	001-37465	10.3	10/1/24

10.16	Securities Purchase Agreement, dated August 12, 2020 by and between the Company and Société des Produits Nestlé S.A.	8-K	001-37465	10.1	8/14/20

10.17	Employee Support Agreement, dated September 30, 2024, by and between Seres Therapeutics, Inc. and Société des Produits Nestlé S.A.	8-K	001-37465	10.4	10/1/24

10.18†	Assignment and Termination of Manufacturing Agreement, dated August 5, 2024, by and between Seres Therapeutics, Inc. and Bacthera AG	10-Q	001-37465	10.5	8/13/24

10.19	Mutual Termination of License Agreement dated September 30, 2024, by and between Seres Therapeutics, Inc. and NHSc Rx License GmbH	10-Q	001-37465	10.6	11/13/24

10.20	Mutual Termination of Collaboration and License Agreement dated September 30, 2024, by and between Seres Therapeutics, Inc. and Société des Produits Nestlé S.A.	10-Q	001-37465	10.7	11/13/24

10.21	Placement Agency Agreement, dated June 29, 2022, by and between Registrant and J.P. Morgan Securities LLC	8-K	001-37465	10.3	6/30/22

10.22#	Form of Performance Option Agreement under the 2015 Incentive Award Plan	10-Q	001-37465	10.6	5/8/24

19.1	Seres Therapeutics, Inc. Insider Trading Compliance Policy					*

21.1	Subsidiaries of Seres Therapeutics, Inc.	10-K	001-37465	21.1	3/2/20

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

97.1#	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-37465	97.1	3/5/24

101.INS	Inline XBRL Instance Document- the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	*

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan.

^ Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

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

SERES THERAPEUTICS, INC.

Date: March 13, 2025	By:	/s/ Eric D. Shaff
Eric D. Shaff
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric D. Shaff	President, Chief Executive Officer	March 13, 2025
Eric D. Shaff	and Director
(Principal Executive Officer)
/s/ Marella Thorell	Executive Vice President and Chief Financial Officer	March 13, 2025
Marella Thorell	(Principal Financial and Accounting Officer)

/s/ Stephen Berenson	Chairman of the Board	March 13, 2025
Stephen Berenson

/s/ Dennis A. Ausiello	Director	March 13, 2025
Dennis A. Ausiello, M.D.

/s/ Paul R. Biondi	Director	March 13, 2025
Paul R. Biondi

/s/ Willard H. Dere	Director	March 13, 2025
Willard H. Dere, M.D.

/s/ Claire M. Fraser	Director	March 13, 2025
Claire M. Fraser, Ph.D.

/s/ Kurt C. Graves	Director	March 13, 2025
Kurt C. Graves

/s/ Richard N. Kender	Director	March 13, 2025
Richard N. Kender

/s/ Hans-Juergen Woerle, M.D., Ph.D.	Director	March 13, 2025
Hans-Juergen Woerle, M.D., Ph.D.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Seres Therapeutics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Seres Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), of stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss from operations and had negative cash flows from operations and will require additional funding, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Discontinued Operations – Operating Expenses

As described in Note 3 to the consolidated financial statements, on September 30, 2024, the Company completed the sale of its VOWST microbiome therapeutic business (VOWST Business). The Company has determined the sale of the VOWST Business represents a strategic shift that will have a major effect on its business and therefore met the criteria for classification as discontinued operations on September 30, 2024. The related assets and liabilities of the VOWST Business are classified as assets and liabilities of discontinued operations in the consolidated balance sheets and the results of operations from the VOWST Business as discontinued operations in the consolidated statements of operations, and applicable amounts in prior years have been recast to conform to this discontinued operations presentation. The Company has included in net income (loss) from discontinued operations, $5.8 million in research and development expenses and $4.1 million in general and administrative expenses for the year ended December 31, 2024.

The principal consideration for our determination that performing procedures relating to discontinued operations – operating expenses is a critical audit matter is a high degree of auditor effort in performing procedures related to management’s determination of operating expenses incurred by the VOWST Business and classification of operating expenses between discontinued operations and continuing operations.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to discontinued operations, including controls over management’s determination of the operating expenses incurred by the VOWST Business and the classification of operating expenses between discontinued operations and continuing operations. These procedures also included, among others (i) reading the purchase agreement; (ii) evaluating management’s determination of the operating expenses incurred by the VOWST Business; (iii) testing, on a sample basis, the completeness, accuracy, and classification of the operating expenses between discontinued operations and continuing operations by obtaining and inspecting source documents, such as contracts, purchase orders, invoices and payroll information; and (iv) evaluating the sufficiency of the disclosures in the consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 13, 2025

We have served as the Company’s auditor since 2014.

SERES THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$30,793	$127,965
Accounts receivable due from SPN - related party	2,068	—
Prepaid expenses and other current assets (1)	5,813	8,049
Current assets of discontinued operations	—	39,396
Total current assets	38,674	175,410
Property and equipment, net	11,534	17,614
Operating lease assets	80,903	90,417
Restricted cash	8,668	8,185
Restricted investments	—	1,401
Other non-current assets	31	2,187
Non-current assets of discontinued operations (2)	—	63,386
Total assets	$139,810	$358,600
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$4,079	$3,641
Accrued expenses and other current liabilities	10,719	22,509
Accrued liabilities due to SPN - related party	17,750	—
Operating lease liabilities	8,674	5,587
Current liabilities of discontinued operations (3)	—	66,922
Total current liabilities	41,222	98,659
Long term portion of note payable, net of discount	—	101,544
Operating lease liabilities, net of current portion	82,966	91,652
Warrant liability	—	546
Other long-term liabilities	1,838	1,628
Non-current liabilities of discontinued operations	—	109,427
Total liabilities	126,026	403,456
Commitments and contingencies (Note 14)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2024 and 2023; no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.001 par value; 360,000,000 and 240,000,000 shares authorized at December 31, 2024 and 2023, respectively; 173,008,198 and 135,041,467 shares issued and outstanding at December 31, 2024 and 2023, respectively	173	135
Additional paid-in capital	991,710	933,244
Accumulated deficit	(978,099)	(978,235)
Total stockholders’ equity (deficit)	13,784	(44,856)
Total liabilities and stockholders’ equity	$139,810	$358,600

[1] Includes $2,683 as of December 31, 2024 of unbilled receivable from SPN (related party) related to certain costs of the transition services performed by the Company. See Note 3, Discontinued Operations and TSA, for further details.

[2] Includes $38,877 as of December 31, 2023 of milestones related to the construction of the Company's dedicated manufacturing suite at BacThera AG, or Bacthera.

[3] Includes related party amounts of $35,783 at December 31, 2023.

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Operating expenses:
Research and development expenses	$64,600	$117,597	$109,651
General and administrative expenses	53,183	77,500	70,263
Manufacturing services	3,532	—	—
Total operating expenses	121,315	195,097	179,914
Loss from operations	(121,315)	(195,097)	(179,914)
Other (expense) income:
Gain on sale of VOWST Business	5,684	—	—
Interest income	3,967	7,301	3,058
Interest expense	—	(2,468)	(6,020)
Other (expense) income, net	(14,107)	134	(705)
Total other (expense) income, net	(4,456)	4,967	(3,667)
Net loss from continuing operations	$(125,771)	$(190,130)	$(183,581)
Net income (loss) from discontinued operations, net of tax	$125,907	$76,406	$(66,576)
Net income (loss)	$136	$(113,724)	$(250,157)
Net loss from continuing operations per share attributable to common stockholders, basic and diluted	$(0.81)	$(1.49)	$(1.70)
Net income (loss) from discontinued operations per share attributable to common stockholders, basic and diluted	$0.81	$0.60	$(0.62)
Net loss per share attributable to common stockholders, basic and diluted	$0.00	$(0.89)	$(2.31)
Weighted average common shares outstanding, basic and diluted	155,400,760	128,003,294	108,077,043
Other comprehensive income:
Unrealized gain on investments, net of tax of $0	—	10	49
Currency translation adjustment	—	2	(1)
Total other comprehensive income	—	12	48
Comprehensive income (loss)	$136	$(113,712)	$(250,109)

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Value	Capital	Income	Deficit	Equity (Deficit)
Balance at December 31, 2021	91,889,418	$92	$745,829	$(60)	$(614,354)	$131,507
Issuance of common stock upon exercise of stock options	326,864	—	966	—	—	966
Issuance of common stock upon vesting of RSUs and PSUs, net of tax withholdings	282,401	—	—	—	—	—
Issuance of common stock under ESPP	322,560	—	1,769	—	—	1,769
Issuance of common stock from at the market equity offering, net of issuance costs of $310	655,000	1	4,446	—	—	4,447
Issuance of common stock net of issuance costs of $3,279	31,746,030	32	96,689	—	—	96,721
Stock-based compensation expense	—	—	25,482	—	—	25,482
Other comprehensive income	—	—	—	48	—	48
Net loss	—	—	—	—	(250,157)	(250,157)
Balance at December 31, 2022	125,222,273	125	875,181	(12)	(864,511)	10,783
Issuance of common stock upon exercise of stock options	260,640	—	877	—	—	877
Issuance of common stock upon vesting of RSUs and PSUs, net of tax withholdings	1,244,663	1	(1)	—	—	—
Issuance of common stock under ESPP	602,692	2	2,149	—	—	2,151
Issuance of common stock from at the market equity offering, net of issuance costs of $772	7,711,199	7	18,152	—	—	18,159
Issuance of warrants	—	—	2,785	—	—	2,785
Stock-based compensation expense	—	—	34,101	—	—	34,101
Other comprehensive income	—	—	—	12	—	12
Net loss	—	—	—	—	(113,724)	(113,724)
Balance at December 31, 2023	135,041,467	135	933,244	—	(978,235)	(44,856)
Issuance of common stock upon vesting of RSUs and PSUs, net of tax withholdings	2,475,553	2	(2)	—	—	—
Issuance of common stock under ESPP	588,435	1	486	—	—	487
Issuance of common stock from at the market equity offering, net of issuance costs of $867	20,617,028	21	23,509	—	—	23,530
Issuance of common stock from Securities Purchase Agreement - related party	14,285,715	14	13,502	—	—	13,516
Stock-based compensation expense	—	—	20,971	—	—	20,971
Net income	—	—	—	—	136	136
Balance at December 31, 2024	173,008,198	$173	$991,710	$—	$(978,099)	$13,784

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$136	$(113,724)	$(250,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	20,971	34,101	25,482
Depreciation and amortization expense	5,468	6,243	6,629
Non-cash operating lease cost	9,230	8,871	5,224
Net (accretion) amortization of (discounts) premiums on investments	—	(236)	688
Gain on sale of VOWST Business, net of transaction costs	(146,707)	—	—
Amortization of debt issuance costs	1,413	1,139	705
Loss associated with extinguishment of debt	23,351	1,625	—
Loss on disposal of fixed assets	317	—	—
Impairment of long-lived assets	3,267	—	—
Change in fair value of warrant liabilities	(546)	(1,554)	—
Collaboration (profit) loss sharing - related party	—	5,158	1,004
Changes in operating assets and liabilities:
Accounts receivable due from SPN - related party	(2,068)	—	—
Prepaid expenses and other current and non-current assets	987	(29,124)	(12,599)
Collaboration receivable - related party	8,674	(8,674)	—
Inventories	(33,795)	(29,647)	—
Deferred income - related party	(4,124)	7,730	—
Deferred revenue - related party	—	(1,325)	(7,128)
Accounts payable	(2,940)	(11,578)	2,203
Accrued liabilities due to SPN - related party	(15,708)	—	—
Operating lease liabilities	(6,339)	(2,197)	(4,203)
Accrued expenses and other current and long-term liabilities (1)	(10,196)	15,838	3,336
Net cash used in operating activities	(148,609)	(117,354)	(228,816)
Cash flows from investing activities:
Purchases of property and equipment	(380)	(7,975)	(9,821)
Purchases of investments	—	(4,426)	(48,221)
Sales and maturities of investments	—	22,983	140,470
Sales of restricted investments	1,401	—	—
Proceeds from sale of VOWST Business	141,272	—	—
Net cash provided by investing activities	142,293	10,582	82,428
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	—	—	96,721
Proceeds from at the market equity offering, net of issuance costs	23,530	18,159	4,447
Proceeds from exercise of stock options	—	877	966
Proceeds from Securities Purchase Agreement - related party	13,516	—	—
Issuance of common stock under ESPP	487	2,151	1,769
Proceeds from issuance of debt, net of issuance costs	—	103,378	27,606
Repayment of notes payable	(127,905)	(52,860)	(1,907)
Net cash (used in) provided by financing activities	(90,372)	71,705	129,602
Net decrease in cash, cash equivalents and restricted cash	(96,688)	(35,067)	(16,786)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	2	(1)
Cash, cash equivalents and restricted cash at beginning of year	136,150	171,215	188,002
Cash, cash equivalents and restricted cash at end of year	$39,461	$136,150	$171,215
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,858	$12,547	$4,926
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$—	$16	$2,276
Lease liability arising from obtaining right-of-use assets	$—	$3,046	$91,412
Prepaid rent reclassified to right-of-use assets	$—	$4,634	$6,822
Recognition of warrant liabilities	$—	$2,100	$—
Warrants issued related to Oaktree Term Loan and recorded as debt discount (Note 9)	$—	$2,785	$—

[1] Includes non-cash collaboration profits and losses related to pre-launch activities; subsequent to the approval of VOWST in April 2023, collaboration (profit) loss sharing - related party is included within changes in operating assets and liabilities.

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

1.
Nature of the Business and Basis of Presentation

Seres Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in October 2010 under the name Newco LS21, Inc. In October 2011, the Company changed its name to Seres Health, Inc., and in May 2015, the Company changed its name to Seres Therapeutics, Inc. The Company is a clinical-stage company focused on improving patient outcomes in medically vulnerable populations through novel live biotherapeutics. The Company led the successful development and approval of VOWST (previously referred to as SER-109), the first FDA-approved orally administered microbiome therapeutic, which was sold to Nestlé Health Science (as defined below) in September 2024. The Company is progressing the development of SER-155, an investigational, oral, live biotherapeutic designed to decolonize gastrointestinal (“GI”) pathogens, improve epithelial barrier integrity, and regulate immune response to prevent bacterial bloodstream infections, as well as other pathogen-associated negative clinical outcomes in patients undergoing allogeneic hematopoietic stem cell transplantation (“allo-HSCT”). SER-155 and the Company's other pipeline programs are designed to target multiple disease-relevant pathways and are manufactured from standard clonal cell banks via cultivation, rather than from the donor-sourced production process used for VOWST.

In the Company's placebo-controlled Phase 1b study of SER-155 in allo-HSCT, Cohort 2 results demonstrated that SER-155 was associated with a significant reduction in both bloodstream infections and systemic antibiotic exposure as well as a lower incidence of febrile neutropenia, as compared to placebo through day 100 post hematopoietic stem cell transplantation (“HSCT”). SER-155 was generally well tolerated, with no observed treatment-related serious adverse events. In addition to allo-HSCT, the Company intends to evaluate SER-155 and other cultivated live biotherapeutic candidates in other medically vulnerable patient populations, including autologous-HSCT patients, cancer patients with neutropenia, chimeric antigen receptors therapy recipients, individuals with chronic liver disease, solid organ transplant recipients, as well as patients in the intensive care unit and long-term acute care facilities.

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

(i)
a cash payment, which was paid upon completion of the Transaction (“Closing”), of $100,000, less approximately $17,857 owed by the Company to an affiliate of SPN as of March 31, 2024 under the prior license agreement between the Company and the SPN affiliate, less approximately CHF 2,000 in satisfaction of fees due under the Bacthera Manufacturing Agreement (defined below);
(ii)
cash installment payments of $50,000, which was received on January 15, 2025 and $25,000 due on July 1, 2025 (the “Installment Payments”) (to be reduced by approximately $1,500 related to certain employment obligations assumed by SPN, as described below), conditioned on the Company’s material compliance with obligations under the Transition Services Agreement (the “TSA”) (as described below) entered into at Closing between the Company and Nestlé Enterprises S.A., an affiliate of SPN, or NESA;
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

The Company and SPN share 50/50 in the net profit or net loss (the “Profit Sharing Payments”) achieved during the period from the date of Closing until December 31, 2025 (the “Profit Sharing Period”), with the net profit or net loss calculated as (i) the net sales of VOWST in the United States and Canada, plus (ii) other income received in connection with the grant of a license or sublicense with respect to VOWST in the United States and Canada as described in the Purchase Agreement, minus (iii) allowable expenses directly attributable or reasonably allocable to certain development activities, commercialization activities, medical affairs activities, manufacturing activities or other relevant activities, as described in the Purchase Agreement. During the Profit Sharing Period, the Company will reimburse SPN for (i) certain payments under the exclusive license agreement between the Company and Memorial Sloan Kettering Cancer Center, (ii) certain costs incurred in connection with an ongoing post-marketing safety study of VOWST and (iii) 80.1% of all rent and other costs due to the landlord under the lease for the Company’s Waltham facility.

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

On the Closing Date, the Company and SPN entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which SPN purchased 14,285,715 shares (the “Shares”) of common stock at Closing, at a purchase price per share of $1.05, for an aggregate purchase price of $15,000. Under the terms of the Securities Purchase Agreement, SPN agreed not to sell or transfer the Shares for a period of six months after Closing, subject to certain customary exceptions. The Company agreed to register the resale of the Shares by SPN within 90 days of Closing. On October 1, 2024, the Company filed a registration statement to register the Shares, which became effective on October 11, 2024. In addition, under the terms of the Securities Purchase Agreement, for as long as SPN, together with its affiliates, beneficially owns at least 10% of the Company’s outstanding shares of common stock, the Company has agreed to take such action within its control to include one individual designated by SPN in the slate of nominees recommended by the Company’s board of directors (or the applicable committee of the board of directors) to the Company’s stockholders for election to the board of directors at the applicable stockholder meeting. SPN designated Hans-Juergen Woerle, M.D., Ph.D. and on February 4, 2025, the Company’s board of directors appointed Dr. Woerle to the board as a Class III director, with a term expiring at the Company’s 2027 annual meeting of stockholders. The Securities Purchase Agreement contains customary representations and warranties and closing conditions.

On the Closing Date, the Company entered into a TSA with NESA, which provides for services to be performed by the Company in order to facilitate a transition of the business associated with the VOWST Business to NESA and its affiliates. The scope of the transition services includes the provision of certain manufacturing services and certain administrative functions related to the VOWST Business and operations, including the maintenance of certain manufacturing services and the related facility in which such services are currently conducted. The Company will provide the manufacturing services until December 31, 2025, which period may be extended by up to six months (solely to ensure the manufacturing facility is in a state of compliance with the biologics license application for VOWST and readiness for potential regulatory inspection), and other services for the duration specified in the schedule to the TSA for each service. NESA has agreed to pay the Company for certain fixed costs, including a monthly fixed fee and a variable per batch fee for preserved raw material suspension ("PRMS") manufacturing, and will reimburse the Company for certain costs of the transition services performed by the Company under the TSA, including labor. The know-how and other intellectual property generated in connection with the performance of the TSA will be owned by NESA with the Company having a non-exclusive license to such know-how and other intellectual property under the Cross-License Agreement. During the term of the TSA, upon NESA's request, the Company will transfer the specifications for materials and documentation necessary to enable PRMS manufacturing services to a third party service provider designated by NESA. In the event of a material failure by the Company to deliver PRMS under the TSA, NESA will have step-in rights to negotiate to enter into a direct lease with the landlord of the manufacturing facility with respect to the portion of such facility used in connection with the VOWST Business or to cause such services to be performed, with any reasonable out-of-pocket costs and expenses incurred in connection therewith reimbursed by the Company.

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

On the Closing Date, the parties entered into an employee support agreement (the “Employee Support Agreement”). Under the Employee Support Agreement, among other things and subject to the terms and conditions therein, certain employees of the Company related to the VOWST Business who accepted employment with SPN or one of its designated affiliates provided the services they provided to the Company prior to the Transaction to SPN, as well as other services as SPN may reasonably request, from Closing until the day prior to the beginning of SPN’s or its designated affiliate’s next pay period following the Closing. SPN reimbursed the Company’s out of pocket costs in connection with such employees’ services, including certain compensation and benefits paid or provided to such employees pursuant to the terms of the Employee Support Agreement. All such employees have transferred to SPN as of December 31, 2024.

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

The Company incurred certain significant costs relating to the Transaction, such as legal, accounting, financial advisory, printing and other professional services fees, as well as other customary payments. Through December 31, 2024, these costs amounted to approximately $9,016, which is included within the net income (loss) from discontinued operations, net of tax line item on the Company's consolidated statements of operations.

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

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2024, the Company had an accumulated deficit of $978,099 and cash and cash equivalents of $30,793.

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

Primarily as a result of the costs associated with continuing the research and development efforts for other product candidates and preclinical programs, the Company incurred a net loss from continuing operations of $125,771, and had net operating cash outflows of $148,609 for the year ended December 31, 2024. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. Based on the Company's currently available cash resources, current and forecasted level of operations, and forecasted cash flows for the 12-month period subsequent to the date of issuance of these consolidated financial statements, the Company will require additional funding to support its ongoing operations and meet its obligations as they come due. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements through financing or other strategic transactions, including potential business development transactions, and selling shares under the Company's at the market equity offering. There can be no assurance that the Company will be able to raise additional capital to fund operations with terms acceptable to the Company, or at all. Because certain elements of management’s plans to mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern are outside of the Company’s control, including the ability to raise capital through an equity or other financing, those elements cannot be considered probable according to Accounting Standards Codification (“ASC”) 205-40, Going Concern ("ASC 205-40"), and therefore cannot be considered in the evaluation of mitigating factors. As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date these consolidated financial statements are issued. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Reclassifications

In late September 2024, the Company’s VOWST Business met all the conditions to be classified as held for sale and, because the Company considers the disposal of the VOWST Business to be a strategic shift that will have a major effect on its operations and financial results, represented a discontinued operation. All assets and liabilities associated with the Company’s VOWST Business were therefore classified as assets and liabilities of discontinued operations in our consolidated balance sheets for the periods presented. Further, all historical operating results for the Company’s VOWST Business are reflected within discontinued operations in the consolidated statements of operations for all periods presented. For additional information, see Note 3, Discontinued Operations and TSA.

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

2.
Summary of Significant Accounting Policies

Discontinued Operations

The Company accounted for the sale of its VOWST Business in accordance with ASC 205 Discontinued Operations and ASU No. 2014-08, Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity. The Company followed the held-for-sale criteria as defined in ASC 205. ASC 205 requires that a component of an entity that has been disposed of or is classified as held for sale and has operations and cash flows that can be clearly distinguished from the rest of the entity be reported as assets held for sale and discontinued operations. In the period a component of an entity has been disposed of, the results of operations for the periods presented are reclassified into separate line items in the consolidated statements of operations. In the period a discontinued operation is classified for sale, the assets and liabilities of the discontinued operation are also reclassified into separate line items on the related consolidated balance sheets for the periods presented.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Due to the sale of the VOWST Business during the third quarter of 2024 (see Note 3, Discontinued Operations and TSA), in accordance with ASC 205, Discontinued Operations, the Company has classified the results of the VOWST Business as discontinued operations in its consolidated statements of operations and cash flows for all periods presented. All assets and liabilities associated with the Company's VOWST Business were therefore classified as assets and liabilities of discontinued operations in its consolidated balance sheets for the periods presented. All amounts included in the notes to the consolidated financial statements relate to continuing operations unless otherwise noted.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. In these consolidated financial statements, the Company uses estimates and assumptions related to the accrual of research and development expenses. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Actual results could differ from the Company’s estimates.

Cash Equivalents

The Company considers all short-term, highly liquid investments with original maturities of 90 days or less at acquisition date to be cash equivalents. Cash equivalents, which consist of money market accounts, commercial paper and corporate bonds purchased with original maturities of less than 90 days from the date of purchase, are stated at fair value.

Restricted Investments

The Company held investments of $0 and $1,401 as of December 31, 2024 and 2023, respectively, in a separate restricted bank account as a security deposit for the lease of the Company’s headquarters in Cambridge, Massachusetts. The Company has classified these deposits as long-term restricted investments on its consolidated balance sheet.

Restricted Cash

The Company held restricted cash of $8,668 and $8,185 as of December 31, 2024 and 2023, respectively, which represents cash held for the benefit of the landlord for the Company's other leases. The Company has classified the restricted cash as long-term on its consolidated balance sheets as the underlying leases are greater than 1 year.

Cash, cash equivalents and restricted cash were comprised of the following (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$30,793	$127,965
Restricted cash, non-current	8,668	8,185
Total cash, cash equivalents and restricted cash	$39,461	$136,150

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and investments. The Company has all cash, cash equivalents and investments balances at financial institutions, in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment and right-of-use assets associated with our lease agreements. All of the Company's long-lived assets are to be held and used and have definitive lives and accordingly are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset or asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset or asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. For the years ended December 31, 2024, 2023 and 2022, the Company recorded an impairment loss on long-lived assets of $3,267, $0 and $0, respectively.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses include salaries, stock-based compensation and benefits of employees, third-party license fees and other operational costs related to the Company’s research and

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

development activities, including allocated facility-related expenses and external costs of outside vendors engaged to conduct both preclinical studies and clinical trials, and beginning in the fourth quarter of 2024 certain costs of fulfilling the Company's obligations under the TSA which are reimbursable by Nestlé.

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

The Company classifies stock-based compensation expense in its consolidated statements of operations and comprehensive income (loss) in the same manner in which the award recipient’s payroll costs are classified or in which the award recipients’ service payments are classified.

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

Segment Reporting

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions, and thus reports as a single reportable segment. The Company’s singular focus is on developing live biotherapeutics for medically vulnerable patient populations to prevent bacterial bloodstream and antimicrobial resistant (AMR) infections as well as to treat GI-related immune diseases. Revenue to date has been generated solely through the Company's agreements with its collaborators, all of which has been earned in the United States. All tangible assets are held in the United States.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2024, 2023 and 2022, other comprehensive income consisted of changes in unrealized gains from available-for-sale investments and a currency translation adjustment.

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

Leases

In accordance with ASC 842, Leases, the Company determines if an arrangement is or contains a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company classifies leases at the lease commencement date as operating or finance leases and records a right-of-use

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

asset and a lease liability on the consolidated balance sheets for all leases with an initial lease term of greater than 12 months. Leases with an initial term of 12 months or less are not recorded on the balance sheets, but payments are recognized as expense on a straight-line basis over the lease term. The Company has elected not to record a right-of-use asset or lease liability for leases with terms of 12 months or less.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses and other segment items on an interim and annual basis, and provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative threshold to determine its reportable segments. The new disclosure requirements are also applicable to entities that account and report as a single operating segment entity. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted the guidance for the annual reporting period ended December 31, 2024. There was no impact on the Company’s reportable segments identified and additional required disclosures have been included in Note 18, Segment Reporting.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which requires public entities to disclose specific categories in the effective tax rate reconciliation, as well as expanded disclosures on income taxes paid by jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact related to the adoption of ASU 2023-09 on its financial statement disclosures.

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

3. Discontinued Operations and TSA

On September 30, 2024, the Company completed the sale of its VOWST Business to SPN. The Company has determined the sale of the VOWST Business represents a strategic shift that will have a major effect on its business and therefore met the criteria for classification as discontinued operations on September 30, 2024. Accordingly, the VOWST Business is reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations. The related assets and liabilities of the VOWST Business are classified as assets and liabilities of discontinued operations in the consolidated balance sheets and the results of operations from the VOWST Business as discontinued operations in the consolidated statements of operations. Applicable amounts in prior years have been recast to conform to this discontinued operations presentation. The Company recognized a gain on the sale of the VOWST Business upon closing.

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

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

As of December 31, 2024, there were no assets or liabilities of discontinued operations.

The following table presents the gain on the sale of the VOWST Business as of December 31, 2024, pursuant to the Purchase Agreement:

December 31,
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

[1] The upfront payment consists of $100,000, less $17,857 owed by the Company to an affiliate of SPN under the prior license agreement between the Company and the SPN affiliate, less approximately $2,355 in satisfaction of costs due under the Bacthera Manufacturing Agreement.

For the twelve months ended December 31, 2024, the gain from sale of the VOWST Business, net of tax of $146,707 was included in the net income (loss) from discontinued operations, net of tax line item of the Company’s consolidated statements of operations and comprehensive income (loss). While the Company has net income from discontinued operations for the twelve months ended December 31, 2024, the Company realized a tax loss for the full year ended December 31, 2024, for which it is more likely than

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

not that the Company will not realize a benefit. The Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2024 and 2023.

The following table presents the financial results of the discontinued operations:

	Year Ended December 31,
	2024	2023	2022
Revenue:
Collaboration revenue - related party	$—	$126,325	$7,128
Total revenue	—	126,325	7,128
Operating expenses:
Research and development expenses	5,809	28,263	63,269
General and administrative expenses	4,066	10,244	9,431
Collaboration (profit) loss sharing - related party	(1,496)	704	1,004
Total operating expenses	8,379	39,211	73,704
(Loss) income from discontinued operations	(8,379)	87,114	(66,576)
Other income (expense):
Gain on sale of VOWST business	146,707	—	—
Interest expense	(12,192)	(10,708)	—
Other expense	(229)	—	—
Income (loss) from discontinued operations, pre-tax	$125,907	$76,406	$(66,576)
Income tax	—	—	—
Net income (loss) from discontinued operations, net of tax	$125,907	$76,406	$(66,576)

In accordance with ASC 205-20, only expenses specifically identifiable and related to a business to be disposed may be presented in discontinued operations. As such, the research and development and general and administrative expenses in discontinued operations include corporate costs incurred directly to solely support the VOWST Business.

The Company has also entered into a Transition Services Agreement ("TSA") with NESA, an affiliate of SPN, in connection with the Transaction, through which the Company will provide certain manufacturing services until December 31, 2025, and other transition services, for the duration specified in the schedule to the TSA for each service. For the year ended December 31, 2024, the Company recognized $6,292 of TSA reimbursement income in other (expense) income, net in the Company’s consolidated statements of operations and comprehensive income (loss). For the year ended December 31, 2024, the Company has incurred $3,532 of expenses related to manufacturing services and $3,136 of TSA labor and passthrough expenses to support the transition services, including finance and accounting, information technology, human resources, operations, and other services. The difference between the TSA reimbursement income and the TSA expenses incurred is primarily due to certain non-cash expenses not reimbursed under the TSA.

As of December 31, 2024, $3,724 has been billed to NESA related to transition services performed by the Company, of which $1,656 has been paid, consistent with TSA payment terms. As of December 31, 2024, the Company has $2,068 in accounts receivable due from SPN - related party and $2,443 unbilled receivable included in prepaid expenses and other current asset in the Company’s consolidated balance sheets.

The Company has estimated costs associated with certain accrued liabilities due to SPN - related party as a loss contingency in accordance with ASC 450, Contingencies. These contingent liabilities are presented as Accrued Liabilities due to SPN - related party from continuing operations on the consolidated balance sheets as of December 31, 2024 and consist of the following (in thousands):

December 31,
2024
Profit Sharing Payments	$11,230
Royalties associated with the MSK Agreement	2,786
VOWST post-marketing safety surveillance study	771
80.1% of lease cost of Waltham facility	1,501
Employment-related costs for conveying employees	1,462
Total accrued liabilities due to SPN - related party	$17,750

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The contingent liabilities accrued on the Company's consolidated balance sheets are remeasured at December 31, 2024 based on i) cash payments made by the Company to reduce the accrued liabilities due to SPN - related party and ii) revised estimates of the total remaining liabilities due to SPN - related party. For the year ended December 31, 2024, the Company recognized a gain on sale of VOWST Business of $5,684 as a result of the change in the accrued liabilities due to SPN - related party.

The Company has excluded from its consolidated balance sheets the effects of i) future fixed installment payments to be received by the Company after it performs services and is determined by SPN to be in material compliance with the terms and conditions of the TSA and ii) certain milestone payments received by the Company after the Product has achieved net sales-based milestones. These contingent receivables will be recognized as a gain contingency, in accordance with ASC 450, Contingencies, in continuing operations in the period when the contingencies are resolved.

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. For the years ended December 31, 2024, 2023 and 2022, capital expenditures related to the VOWST Business were $112, $2,272 and $2,971, respectively. Depreciation expense related to the VOWST Business for the same periods was $989, $2,019 and $1,459, respectively. Non-cash operating lease costs related to the VOWST Business for the years ended December 31, 2024, 2023 and 2022 were $1,447, $2,123 and $1,554, respectively, while the share based compensation expense for the same periods were $1,884, $2,773 and $1,247, respectively. The collaboration loss sharing (related party) related to the VOWST Business was $0, $5,158 and $1,004 for the years ended December 31, 2024, 2023 and 2022, respectively. Excluding the gain of $146,707 recognized on the sale of the VOWST Business presented in the consolidated statements of cash flows for the twelve months ended December 31, 2024, there were no other material operating or investing non-cash items related to the VOWST Business for either period presented.

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

As of December 31, 2024, there were no assets or liabilities that are measured at fair value on a recurring basis.

Money market funds are valued by the Company based on quoted market prices, which represent a Level 1 measurement within the fair value hierarchy.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

As of December 31, 2024 and 2023, the Company held a restricted investment of $0 and $1,401, respectively, which represents a certificate of deposit that is classified as Level 2 in the fair value hierarchy.

Level 3 financial liabilities as of December 31, 2023 consisted of the warrant liabilities for which there is no current market such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy were analyzed each period based on changes in estimates or assumptions and recorded through other income (expense). The Company used a Monte-Carlo simulation model which includes the Black-Scholes option pricing model to value the Level 3 warrant liabilities at inception and on each subsequent reporting date. This model incorporates transaction details such as the Company’s stock price, contractual terms of the underlying warrants, maturity, risk free rates, volatility, as well as the term to achievement of estimated sales targets. The unobservable inputs for all of the Level 3 warrant liabilities are volatility and the term to achievement of estimated sales targets. The Company utilized its historical and implied volatility, using its closing common stock prices and market data, to reflect future volatility over the expected term of the warrants. The Company estimated the time to achievement of sales targets of VOWST using information and forecasts generated by the Company in consideration of the terms of the 2021 License Agreement. As of December 31, 2024, given the repayment of the Oaktree Term Loan, the fair value of the warrant liabilities was deemed to be $0.

As of December 31, 2023, the Level 3 inputs to the warrant liabilities are as follows:

December 31, 2023
Volatility	101.0%
Term (in years)	1.3

A reconciliation of the beginning and ending balances for the year ended December 31, 2024 for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is as follows (in thousands):

Warrant Liabilities

Balance as of December 31, 2023	$546
Issuance of warrants	—
Adjustment to fair value	(546)
Balance as of December 31, 2024	—

There were no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2024. There were no transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2024 and 2023.

5. Investments

As of December 31, 2024 and 2023, the Company held restricted investments of $0 and $1,401, respectively, the cost of which approximates current fair value. The Company did not hold any other investments as of December 31, 2024 and 2023.

Investments with original maturities of less than 90 days are included in cash and cash equivalents on the consolidated balance sheets. Investments with maturities of less than 12 months are considered current assets and those investments with maturities greater than 12 months are considered non-current assets.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Laboratory equipment	$24,468	$24,665
Computer equipment	3,924	3,672
Furniture and office equipment	4,523	4,752
Leasehold improvements	30,954	32,489
Construction in progress	861	1,114
	64,730	66,692
Less: Accumulated depreciation and amortization	(53,196)	(49,078)
	$11,534	$17,614

Depreciation and amortization expense was $5,468, $6,243 and $6,629 for the years ended December 31, 2024, 2023 and 2022, respectively, which includes amounts related to both continuing and discontinued operations. During the years ended December 31, 2024 and 2023, the Company disposed of certain fully-depreciated assets with a cost basis of $679 and $145, respectively. In addition, during the year ended December 31, 2024, the Company recorded an impairment loss of $1,536 related to leasehold improvements at one of the Company's locations for which impairment indicators were determined to exist as of December 31, 2024. See Note 8, Leases, for further details.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2024	2023
Clinical and development costs	$422	$1,404
Manufacturing and quality costs	478	1,868
Payroll and employee-related costs	7,656	16,465
Facility and other	2,163	2,772
	$10,719	$22,509

8. Leases

The Company leases real estate, primarily laboratory, office and manufacturing space. The Company’s leases have remaining terms ranging from approximately one to eight years. Certain leases include one or more options to renew, exercisable at the Company’s sole discretion, with renewal terms that can extend the lease from approximately one year to ten years. The Company evaluated the renewal options in its leases to determine if it was reasonably certain that the renewal option would be exercised, given the Company’s current business structure, uncertainty of future growth, and the associated impact to real estate, the Company concluded that it is not reasonably certain that any renewal options would be exercised. Therefore, the operating lease assets and operating lease liabilities only contemplate the initial lease terms. All the Company’s leases qualify as operating leases.

In January 2024, the Company entered into a sublease agreement with an unrelated third party to sublease a portion of its office and laboratory space in Cambridge, Massachusetts. The term of the sublease agreement commenced in March 2024 and ends on January 13, 2030. The Company will receive lease payments over the sublease term totaling $10,400. The sublessee is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement and property management. Sublease income is recorded as Other (expense) income, net in the Company’s consolidated statements of operations and comprehensive income (loss).

During the year ended December 31, 2024, the Company identified an indicator of impairment of its donor collection facility in Cambridge, Massachusetts, as the facility is no longer being used by the Company as a result of operational efficiencies implemented related to the production process and is being marketed for sublease. The Company determined that this represents a significant adverse change in the extent in which the long-lived asset was being used. The Company determined that the location contains multiple asset groups for the purpose of the long-lived asset impairment assessment. The Company concluded that the carrying value of each asset

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

group was not recoverable as it exceeded the future net undiscounted cash flows that are expected to be generated from the assets within the asset group. In the first quarter of 2024, the Company recognized an impairment loss of $3,267, consisting of $1,731 on the operating lease right-of-use asset and $1,536 on the leasehold improvements. $2,727 of the total impairment loss is included in research and development expenses and the remaining $540 is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

The following table summarizes the presentation in the Company’s consolidated balance sheets of its operating leases (in thousands):

	December 31,
	2024	2023
Assets:
Operating lease assets	$80,903	$90,417

Liabilities:
Operating lease liabilities	$8,674	$5,587
Operating lease liabilities, net of current portion	82,966	91,652
Total operating lease liabilities	$91,640	$97,239

The following table summarizes the effect of lease costs in the Company’s consolidated statements of operations and comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease costs	$19,514	$22,324	$8,830
Short-term lease costs	—	1,477	1,375
Variable lease costs	6,589	7,229	4,547
Sublease income	(2,708)	—	—
Total lease costs	$23,395	$31,030	$14,752

During the years ended December 31, 2024, 2023, and 2022, the Company made cash payments for operating leases of $17,330, $15,656 and $7,809, respectively.

As of December 31, 2024, future payments of operating lease liabilities are as follows (in thousands):

As of December 31, 2024
2025	$19,442
2026	19,983
2027	20,582
2028	20,862
2029	20,132
2030 and thereafter	36,850
Total future payments of operating lease liabilities	$137,851
Less: imputed interest	(46,211)
Present value of operating lease liabilities	$91,640

As of December 31, 2024, the weighted average remaining lease term was 6.98 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 13%. As of December 31, 2023, the weighted average remaining lease term was 7.95 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 13%.

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

Of the $110,000 Tranche A Loan advanced by the Lenders at closing, approximately $53,380 repaid the Company’s then existing credit facility with Hercules Capital, Inc. ("Hercules"). After deducting other transaction expenses and fees, the Company received net proceeds of approximately $50,446. The Company accounted for the repayment of the credit facility with Hercules as an extinguishment in accordance with the guidance in ASC 470-50, and recognized a loss on extinguishment of $1,625 in other income (expense) in the accompanying consolidated statements of operations and comprehensive loss for the year ended December 31, 2023.

Borrowings under the Oaktree Term Loan bore interest at a rate per annum equal to the three-month term Secured Overnight Financing Rate (“SOFR”) (subject to a 2.50% floor and a 5.00% cap), plus an applicable margin of 7.875%, payable quarterly in arrears. The Company was required to make quarterly interest-only payments on the Oaktree Term Loan for the first three years after the Oaktree Closing Date. The Company was obligated to pay the Lenders an exit fee equal to 1.50% of the aggregate amount of the Oaktree Term Loan funded, such exit fee was due and paid upon the prepayment of the outstanding Oaktree Term Loan. Such payment was subject to a customary make-whole for the first two years following the Closing Date plus 4.0% of the principal amount of the Oaktree Term Loan prepaid.

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

The Additional Warrants were considered outstanding instruments at the Oaktree Closing Date of the Oaktree Credit Agreement and in accordance with ASC 815, were initially recognized at their respective fair values as derivative liabilities given the variable settlement amount of their respective aggregate exercise prices. The Company adjusted the carrying values of the Additional Warrants to their respective fair values at each reporting period, until such time that the Additional Warrants were issued and their respective exercise prices became fixed, and the value of the Additional Warrants was reclassified to additional paid-in capital. The Company used a simulation model to determine the fair value of the Additional Warrants, as described in Note 4, Fair Value Measurements. As of December 31, 2024, given the Transaction and the repayment of the Oaktree Term Loan, the probability of drawing the Tranche B and C Loans that would trigger the issuance of these warrants was deemed to be remote. As a result, the fair value of Tranche B and C Warrants was deemed to be $0. The fair value of the Tranche B Warrant and Tranche C Warrant derivative liabilities was $276 and $270 as of December 31, 2023, respectively.

Changes in the fair values of the Additional Warrants were recorded as other income (expense) in the consolidated statements of operations and comprehensive income (loss). In addition to the relative fair value of the Tranche A Warrant, the original issue discount and certain debt issuance costs were recorded as a discount to the Tranche A Loan, the total of which will be accreted to the Tranche A Loan as interest expense over the life of the Tranche A Loan using the effective interest method. The fair values of the derivative liabilities associated with the Tranche B Warrant and Tranche C Warrant are recorded as loan commitment prepaid assets on the Oaktree

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Closing Date, which are included in the consolidated balance sheets in other non-current assets, and will be reclassified as discounts to the associated Oaktree Term Loan balances at such time that they are drawn.

As of December 31, 2023, the carrying value of the Term Loan was $101,544, which was classified as a long-term liability on the consolidated balance sheets.

During the year ended December 31, 2023, the Company recognized $2,468 of interest expense related to the Loan and Security Agreement with Hercules, which is reflected in interest expense on the consolidated statements of operations and comprehensive income (loss).

On September 30, 2024, in connection with the sale of the VOWST Business to SPN, the Company terminated and prepaid in full all outstanding amounts due under the Oaktree Credit Agreement. The Company paid $127,905 to Oaktree, representing $110,000 of principal, $3,698 of accrued interest, $12,457 of yield protection premium, $1,650 in exit fee, and $100 in third-party fees and expenses. In connection with the termination and repayment in full of all outstanding amounts under the Oaktree Credit Agreement, Oaktree terminated and released its liens and security interests in the collateral securing the Company's obligations under the Credit Agreement. The Company accounted for the repayment of the Oaktree Term Loan as an extinguishment in accordance with the guidance in ASC 470-50, and recognized a loss associated with the extinguishment of $23,351 in other (expense) income, net in the accompanying consolidated statements of operations and comprehensive income for the year ended December 31, 2024.

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

On February 22, 2024, the Company’s board of directors adopted a resolution to amend the Restated Certificate of Incorporation, subject to stockholder approval, by increasing the number of authorized shares of the Company’s Common Stock from 240,000,000 shares to 360,000,000 shares (the “Share Increase Amendment”). At the Company’s annual meeting of stockholders held on April 4, 2024, the Company’s stockholders approved the Share Increase Amendment. On April 5, 2024, the Company amended its Restated Certificate of Incorporation to reflect the Share Increase Amendment.

In May 2021, the Company entered into a Sales Agreement (the "Sales Agreement") with Cowen and Company, LLC ("Cowen") to sell shares of the Company's common stock, with aggregate gross sales proceeds of up to $150,000, from time to time, through an "at-the-market" equity offering program ("ATM") under which Cowen acts as sales agent. During the year ended December 31, 2024, the Company sold 20,617,028 shares of common stock under the 2021 Sales Agreement, at an average price of approximately $1.18 per share, raising aggregate net proceeds of approximately $23,530 after deducting an aggregate commission of approximately 3% and other issuance costs. During the year ended December 31, 2023, the Company sold 7,711,199 shares of common stock under the 2021 Sales Agreement, at an average price of approximately $2.46 per share, raising aggregate net proceeds of approximately $18,159 after deducting an aggregate commission of approximately 3% and other issuance costs. During the year ended December 31, 2021, the Company did not sell any shares of common stock under the 2020 Sales Agreement or the 2021 Sales Agreement.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Between December 31, 2024 and January 31, 2025, the Company sold 1,096,134 shares of common stock under the 2021 Sales Agreement, at an average price of approximately $0.93 per share, raising aggregate net proceeds of approximately $996 after deducting an aggregate commission of approximately 3% and other issuance costs.

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

Stock options granted under the 2012 Plan generally vest over four years and expire after ten years, although options have been granted with vesting terms less than four years. As of December 31, 2024, there were no shares available for future grant under the 2012 Plan.

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

Stock awards granted under the 2015 Plan generally vest over four years and expire after ten years, although options have been granted with vesting terms less than four years. As of December 31, 2024, there were 4,925,721 shares available for future grant under the 2015 Plan.

2015 Employee Stock Purchase Plan

On June 16, 2015, the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 25, 2015. A total of 365,000 shares of common stock were reserved for issuance under the ESPP. In addition, the number of shares of common stock that may be issued under the ESPP automatically increase on the first day of each calendar year, beginning in 2016 and ending in 2025, by an amount equal to the lesser of (i) 400,000 shares, (ii) 1% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (iii) an amount determined by the Company’s board of directors. Offering periods under the ESPP will commence when determined by the plan administrator. During the year ended and as of December 31, 2024, there were 588,435 shares issued and 2,078,077 shares were reserved and available for issuance under the ESPP, respectively.

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

As of December 31, 2024, there were 1,696,205 shares available for future grant under the 2022 Plan.

Stock Options

The following table summarizes the Company’s stock option activity for the year ended December 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2023	14,844,112	$9.64	5.71	$—
Granted	7,817,641	$1.05
Exercised	—	$—
Forfeited	(4,941,438)	$7.44
Outstanding as of December 31, 2024	17,720,315	$6.46	6.59	$87
Vested or expected to vest as of December 31, 2024	17,720,315	$6.46	6.59	$87
Options exercisable as of December 31, 2024	9,850,537	$9.94	4.74	$7

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2024, 2023, and 2022 was $0.93, $4.51, and $5.53 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2024, 2023, and 2022 was $0, $438, and $981, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

During the year ended December 31, 2021, the Company granted performance-based stock options to employees for the purchase of an aggregate of 562,000 shares of common stock with a grant date fair value of $5.53 per share. These stock options are exercisable only upon achievement of specified performance targets. In April 2023, the performance target associated with 50% of the performance-based stock options was achieved. Accordingly, the Company recorded $8 and $2,051 of compensation expense during the year ended December 31, 2024 and 2023, respectively, with respect to these performance-based stock options, which represents a cumulative catch-up from the grant date through the achievement of the performance targets, and vesting of the remaining 50% of the options beginning in April 2023. The remaining compensation expense associated with these performance-based stock options was recognized as of April 2024, for all such options for which ongoing performance targets were achieved and service requirements were met.

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

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

These awards expire 10 years from the date of grant. The fair value of these market-based stock options was estimated using a Monte Carlo valuation method. During the twelve months ended December 31, 2024, the Company recognized $775 of compensation expense related to these awards.

During the year ended December 31, 2024, the forfeitures primarily consisted of the unvested options of certain employees of the Company related to the VOWST Business who accepted employment with SPN or one of its designated affiliates that were forfeited upon transfer.

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions ("RSUs") and restricted stock units with performance-based vesting conditions ("PSUs"). RSUs and PSUs represent the right to receive shares of common stock upon meeting specified vesting requirements. Restricted stock units may not be sold or transferred by the holder and vest according to the vesting conditions of each award. The table below summarizes the Company’s RSU and PSU activity for the year ended December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2023	3,377,804	$4.26
Granted	1,503,127	$1.05
Forfeited	(1,053,587)	$3.01
Vested	(2,195,572)	$3.77
Unvested restricted stock units as of December 31, 2024	1,631,772	$2.76

During the years ended December 31, 2024, 2023, and 2022, the Company granted 1,503,127, 3,101,764 and 1,302,844 RSUs, respectively. During the year ended December 31, 2024, 2023, and 2022, the Company granted 0, 1,322,715, and 0 PSUs, respectively. RSUs generally vest over four years, with 25% vesting after one year, and the remaining 75% vesting quarterly over the next 3 years, subject to continued service to the Company through the applicable vesting date. PSUs vest according to the performance requirements of the awards, generally when the Company has determined that the specified performance targets have been achieved.

The aggregate intrinsic value of RSUs, including PSUs for which the performance conditions have been met, that vested during the years ended December 31, 2024, 2023 and 2022 was $1,899, $4,729, and $1,809, respectively.

In November 2023, as part of the corporate restructuring described in Note 13, Restructuring, the Company issued retention awards to employees of the Company in the form of RSUs which vested as to the first tranche on August 15, 2024, and which will vest as to the second tranche on May 15, 2025, subject to remaining actively employed with the Company through such date. The compensation expense associated with these awards will be recognized ratably over the vesting period. For the years ended December 31, 2024 and 2023, the Company recognized $655 and $92, respectively, in compensation expense with respect to the retention awards.

During the year ended December 31, 2023, the Company granted PSUs to employees for the purchase of an aggregate of 1,322,715 shares of common stock with a grant date fair value of $5.50. These PSUs begin to vest ratably only upon achievement of specified performance targets, which were achieved in April 2023. Accordingly, the Company recorded $792 and $4,293 in compensation expense during the year ended December 31, 2024 and 2023, respectively, with respect to these PSUs. The remaining compensation expense associated with these PSUs was fully recognized as of December 31, 2024.

Stock-based Compensation Valuation

The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	2.70%	3.64%	1.67%
Expected term (in years)	6.0	6.0	6.0
Expected volatility	76.2%	107.2%	104.0%
Expected dividend yield	0%	0%	0%

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The Company estimates the fair value of rights to acquire common stock under the ESPP using a Black-Scholes valuation model on the date of grant and the straight-line attribution approach to recognize the expense. The assumptions that the Company used to determine the fair value of rights to acquire common stock under the ESPP were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	5.16%	5.01%	2.11%
Expected term (in years)	0.5	0.5	0.5
Expected volatility	118.3%	79.1%	99.0%
Expected dividend yield	0%	0%	0%

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its consolidated statements of operations and comprehensive income (loss):

	Year Ended December 31,
	2024	2023	2022
Research and development expenses	$10,996	$19,341	$13,429
General and administrative expenses	9,975	14,760	12,053
	$20,971	$34,101	$25,482

As of December 31, 2024, the Company had an aggregate of $15,335 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 3.7 years.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

12. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net loss from continuing operations attributable to common stockholders	$(125,771)	$(190,130)	$(183,581)
Net income (loss) from discontinuing operations attributable to common stockholders	$125,907	$76,406	$(66,576)
Net income (loss) attributable to common stockholders	$136	$(113,724)	$(250,157)

Denominator:
Weighted average common shares outstanding, basic and diluted	155,400,760	128,003,294	108,077,043
Net loss from continuing operations per share attributable to common stockholders, basic and diluted	$(0.81)	$(1.49)	$(1.70)
Net income (loss) from discontinued operations per share attributable to common stockholders, basic and diluted	$0.81	$0.60	$(0.62)
Net loss per share attributable to common stockholders, basic and diluted	$0.00	$(0.89)	$(2.31)

Anti-dilutive potential common stock equivalents excluded from the calculation of net (loss) income per share:
Stock options to purchase common stock	17,720,315	14,844,112	14,940,034
Unvested restricted stock units	1,631,772	3,377,804	1,549,540
Shares issuable under employee stock purchase plan	143,214	297,784	89,593
Warrants to purchase common stock	647,589	1,177,433	—

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

The Company’s potential dilutive securities, which include stock options, unvested restricted common stock and shares issuable under the 2015 Employee Stock Purchase Plan, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share and therefore been anti-dilutive. Additionally, for the years ended December 31, 2024 and 2023, the warrants to purchase common stock were excluded because the exercise price of the Tranche A Warrants was greater than the average fair value of the Company's common shares, and the necessary conditions for exercise of the Tranche B and Tranche C Warrants had not been met.

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

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

During the year ended December 31, 2023, the Company recognized a restructuring charge of $5,606, which was incurred entirely in the fourth quarter of 2023, and which represents all restructuring charges expected to be incurred. $3,481 of the total restructuring charges was included in research and development expenses and the remaining $2,125 in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2023. Restructuring charges included approximately $5,345 of employee related termination costs in the form of salary continuation and cash severance payments, and $261 related to the acceleration of vesting of certain previously granted RSUs and PSUs.

The unpaid restructuring charge is included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets. The following table presents changes in the restructuring liability for the year ended December 31, 2024 (in thousands):

As of December 31, 2024
Restructuring expenses	$5,606
Less: stock-based compensation	$(261)
Cash payments made	(5,325)
Remaining liability included in accrued expenses and other current liabilities	$20

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

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third-parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2024 or 2023.

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

The Company did not accrue any liabilities related to legal contingencies in its consolidated financial statements as of December 31, 2024 or 2023.

15. Income Taxes

During the years ended December 31, 2024, 2023 and 2022, the Company recorded no income tax benefits for the net operating losses incurred in each year or interim period, due to its uncertainty of realizing a benefit from those items.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023(1)	2022(1)
Federal statutory income tax rate	(21.0)%	(21.0)%	(21.0)%
Research and development tax credits	(1.8)	(2.5)	(4.2)
State taxes, net of federal benefit	(3.6)	(7.2)	(3.9)
Stock-based compensation	1.0	0.8	0.7
Uncertain tax position reserves	0.4	0.5	6.3
Other	(0.4)	(0.1)	0.2
Change in deferred tax asset valuation allowance	25.4	29.5	21.9
Effective income tax rate	—%	—%	—%

[1] Prior period amounts have been retrospectively adjusted to reflect the effects of the Transaction.

Net deferred tax assets as of December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$156,157	$142,506
Research and development tax credit carryforwards	54,648	52,843
Section 174 capitalized research and development expenses	53,600	55,572
Stock-based compensation expense	28,819	25,898
Lease liability	23,917	29,855
Deferred revenue	—	27,452
Accrued expenses	7,032	3,540
Section 163(j) limitation	5,599	3,741
Depreciation and amortization	953	398
Other	132	169
Total deferred tax assets	$330,857	$341,974
Deferred tax liabilities:
Depreciation and amortization	—	—
Right of use assets	(21,115)	(29,165)
Total deferred tax liabilities	(21,115)	(29,165)
Valuation allowance	$(309,742)	$(312,809)
Net deferred tax assets	$—	$—

The Tax Cuts and Jobs Act ("TCJA") requires taxpayers to capitalize and amortize research and experimental expenditures under IRC Section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during the year ended December 31, 2022 and resulted in the capitalization of research and development costs of $50,562 and $102,558 for the years

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

ended December 31, 2024 and 2023, respectively. The Company will amortize these costs for tax purposes over five years if the research and development was performed in the U.S. and over 15 years if the research and development was performed outside the U.S.

As of December 31, 2024, the Company had net operating loss carryforwards (“NOLs”) for federal and state income tax purposes of $580,084 and $543,618, respectively. Federal NOLs of $117,788, generated before 2018, will begin expiring in varying amounts in 2035 unless utilized. The remaining federal NOLs of $462,296, generated after 2017, will be carried forward indefinitely and could be used to offset up to 80% of taxable income in future tax years. The Company's state NOLs will expire at various times starting in 2035. As of December 31, 2024, the Company also had available gross research and development tax credit carryforwards for federal and state income tax purposes of $55,674 and $11,957, respectively, which begin to expire in 2031 and 2028, respectively. The federal research and development tax credits include an orphan drug credit carryforward of $25,876.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2024 and 2023. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2024, 2023 and 2022 related primarily to the increases in NOLs, research and development tax credit carryforwards and capitalized research and development expenses pursuant to IRC Section 174, and stock-based compensation were as follows:

	Year Ended December 31,
	2024	2023	2022
Valuation allowance at beginning of year	$(312,809)	$(277,370)	$(220,114)
Decreases recorded as benefit to income tax provision	3,067	—	—
Increases recorded to income tax provision	—	(35,439)	(57,256)
Valuation allowance as of end of year	$(309,742)	$(312,809)	$(277,370)

During the year ended December 31, 2023, the Internal Revenue Service ("IRS") concluded their examination of the Company for the period ended December 31, 2018 related to the Company's 2018 research and development tax credits ("R&D Credit(s)"). The Company has adjusted its 2018 R&D Credits and its overall federal and state R&D Credit carryforward balance from the Company's inception to December 31, 2024 to account for the conclusions drawn by the IRS. Also, the Company has reviewed each of its overall filing positions since inception and has not identified any additional positions that do not meet the more likely than not threshold. The Company does not anticipate a material change to its uncertain tax position reserves in the next 12 months. The changes in the Company's unrecognized tax benefits for the years ended December 31, 2024, 2023, and 2022 were as follows:

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$13,529	$12,528	$—
Increase in unrecognized tax benefits as a result of tax positions taken during the year	486	1,001	12,528
Reduction to unrecognized tax benefits	—	—	—
Balance at end of year	$14,015	$13,529	$12,528

The Company has not yet conducted a study of its research and development credit carry forwards. This study may result in further adjustment to the Company’s R&D Credits; however, a full valuation allowance has been provided against the Company’s R&D Credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheets or statements of operations if an adjustment were required. The Company had no other unrecognized tax benefits accrued for the years ended December 31, 2024 and 2023, or related interest and penalties as of such dates. The Company will recognize any interest and penalties related to uncertain tax positions in income tax expense.

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

As of December 31, 2024, the Accrued Liabilities due to SPN - related party on the Company's consolidated balance sheets were $17,750, which represents amounts due to SPN pursuant to the Purchase Agreement, which are further described in Note 3, Discontinued Operations and TSA. During the twelve months ended December 31, 2024, the Company paid $9,608 of the outstanding amounts relating to the second and third quarters of 2024 loss sharing.

As described in Note 3, Discontinued Operations and TSA, the Company entered into the TSA with NESA, an affiliate of SPN, in connection with the Transaction, through which the Company will provide certain manufacturing services until December 31, 2025, and other transition services, for the duration specified in the schedule to the TSA for each service. For the year ended December 31, 2024, the Company recognized $6,292 of TSA reimbursement income in other (expense) income, net in the Company’s consolidated statements of operations and comprehensive income (loss). For the year ended December 31, 2024, the Company has incurred $3,532 of expenses related to manufacturing services and $3,136 of TSA labor and passthrough expenses to support the transition services, including finance and accounting, information technology, human resources, operations, and other services. The difference between the TSA reimbursement income and the TSA expenses incurred is primarily due to certain non-cash expenses not reimbursed under the TSA.

As of December 31, 2024, $3,724 has been billed to NESA related to transition services performed by the Company, of which $1,656 has been paid, consistent with TSA payment terms. As of December 31, 2024, the Company has $2,068 in accounts receivable

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

due from SPN - related party and $2,443 unbilled receivable included in prepaid expenses and other current asset in the Company’s consolidated balance sheets.

17. 401(k) Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the IRC. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2016, the Company elected to match 50% of the first 6% of an employee’s deferral. Company contributions are expensed in the year for which they are declared. During the years ended December 31, 2024, 2023, and 2022 the Company recorded expense of $1,068, $2,003, and $1,921, respectively, for 401(k) match contributions.

18. Segment Reporting

Our Chief Executive Officer ("CEO"), who is the Chief Operating Decision Maker ("CODM"), manages and allocates resources to the operations of our company on a total company basis by assessing the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with our long-term company-wide strategic goals. The CODM uses the Company’s consolidated net income (loss) to monitor actual results versus the budget in assessing segment performance and the allocation of resources. The measure of segment assets is reported on the consolidated balance sheets as total assets.

The Company's reportable segment net income (loss) for the years ended December 31, 2024, 2023 and 2022, consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Significant segment expenses:
Live biotherapeutics platform	$29,006	$43,342	$34,764
SER-155	6,804	7,759	5,069
R&D personnel-related (including stock-based compensation)	28,689	65,251	68,059
G&A personnel-related (including stock-based compensation)	22,679	36,069	30,653
Professional fees	9,805	18,784	23,529
Facility-related and other	20,699	22,647	16,081
Other segment expense (income) (1)	8,089	(3,722)	5,426
Net loss from continuing operations	(125,771)	(190,130)	(183,581)
Net income (loss) from discontinued operations, net of tax (2)	125,907	76,406	(66,576)
Net income (loss)	$136	$(113,724)	$(250,157)

[1] Other segment (expense) income includes research and development expenses on early stage programs, manufacturing services expenses, gain on sale of VOWST Business, interest income and other (expense) income, net.

[2] See Note 3, Discontinued Operations and TSA, for further details.