Form 10-Q
period 2025-03-31
Seres Therapeutics, Inc.
filed 2025-05-07
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, the registrant had 8,732,422 shares of common stock, $0.001 par value per share, outstanding.

Seres Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or the Quarterly Report, contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Quarterly Report, including without limitation statements regarding our future results of operations and financial position including projected cash runway, requirement for additional funding, business strategy, including potential strategic partnership efforts, ability to recognize the benefits of the Transaction (as defined herein), including the Second Installment Payment (as defined herein) and Transaction Consideration (as defined herein), prospective products, the timing and results of our clinical studies and data readouts, product approvals, communications with, feedback from, or submissions to the FDA, research and development costs, timing and likelihood of success, our ability to continue as a going concern, our ability to maintain compliance with any applicable Nasdaq listing requirements, or the timing of any of the foregoing, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•
We will need additional funding in order to advance development of our product candidates (including to complete the planned Phase 2 study of SER-155 in allo-HSCT) and commercialize our product candidates, if approved. If we are unable to raise capital or secure a partnership, we could be forced to delay, reduce or eliminate our product development programs or any potential future commercialization efforts.
•
We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.

•
We are a clinical-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
•
The total amount of the Second Installment Payment (as defined herein) and Milestone Payments (as defined herein) we may receive from the Transaction (as defined herein), and the amounts payable or due under the Profit Sharing Payments (as defined herein), are subject to various risks and uncertainties.
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
•
Our recent reverse stock split may not result in the market price per share of our common stock to either exceed or remain in excess of the $1.00 minimum bid price as required by Nasdaq, or have any of its other anticipated impacts, and we may be unable to satisfy or maintain other Nasdaq continued listing rules.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$58,849	$30,793
Accounts receivable due from SPN - related party	2,761	2,068
Prepaid expenses and other current assets (1)	4,468	5,813
Total current assets	66,078	38,674
Property and equipment, net	10,547	11,534
Operating lease assets	78,858	80,903
Restricted cash	8,668	8,668
Other non-current assets	31	31
Total assets	$164,182	$139,810
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,168	$4,079
Accrued expenses and other current liabilities	6,220	10,719
Accrued liabilities due to SPN - related party	13,886	17,750
Operating lease liabilities	9,049	8,674
Total current liabilities	31,323	41,222
Operating lease liabilities, net of current portion	80,499	82,966
Other long-term liabilities	1,895	1,838
Total liabilities	113,717	126,026
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 360,000,000 shares authorized at March 31, 2025 and December 31, 2024; 8,732,187 and 8,650,227 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	995,873	991,874
Accumulated other comprehensive loss		—
Accumulated deficit	(945,417)	(978,099)
Total stockholders’ equity	50,465	13,784
Total liabilities and stockholders’ equity	$164,182	$139,810

[1] Includes $1,622 as of March 31, 2025 and $2,683 as of December 31, 2024 of unbilled receivable from SPN (related party) related to certain costs of the transition services performed by the Company. See Note 3, Discontinued Operations and TSA, for further details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development expenses	$11,821	$19,494
General and administrative expenses	11,888	14,944
Manufacturing services	3,527	—
Total operating expenses	27,236	34,438
Loss from operations	(27,236)	(34,438)
Other income (expense):
Gain on sale of VOWST Business	52,181	—
Interest income	618	1,648
Interest expense	—	(618)
Other income (2)	7,119	505
Total other income, net	59,918	1,535
Net income (loss) from continuing operations	$32,682	$(32,903)
Net (loss) from discontinued operations, net of tax	$—	$(7,230)
Net income (loss) and comprehensive income (loss)	$32,682	$(40,133)
Net income (loss) from continuing operations per share attributable to common stockholders - basic	$3.76	$(4.50)
Net (loss) from discontinued operations per share attributable to common stockholders - basic	$—	$(0.99)
Net income (loss) per share attributable to common stockholders - basic	$3.76	$(5.49)
Net income (loss) from continuing operations per share attributable to common stockholders - diluted	$3.75	$(4.50)
Net (loss) from discontinued operations per share attributable to common stockholders - diluted	$—	$(0.99)
Net income (loss) per share attributable to common stockholders - diluted	$3.75	$(5.49)
Weighted average common shares outstanding - basic	8,703,221	7,305,026
Weighted average common shares outstanding - diluted	8,714,701	7,305,026

[2] Includes $6,309 for the three months ended March 31, 2025 related to reimbursement received from SPN (related party) for transition services provided by the Company.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands, except share data)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Loss (Income)	Accumulated Deficit	Stockholders’ (Deficit) Equity
Balance at December 31, 2024	8,650,227	$9	$991,874	$—	$(978,099)	$13,784
Issuance of common stock upon vesting of RSUs and PSUs, net of tax withholdings	12,966	—		—	—	—
Issuance of common stock under ESPP	14,188	—	184	—	—	184
Issuance of common stock from at the market equity offering, net of issuance costs of $26	54,806	—	996	—	—	996
Stock-based compensation expense	—	—	2,819	—	—	2,819
Net income	—	—		—	32,682	32,682
Balance at March 31, 2025	8,732,187	$9	$995,873	$—	$(945,417)	$50,465

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Loss (Income)	Accumulated Deficit	Stockholders’ (Deficit) Equity
Balance at December 31, 2023	6,752,073	$7	$933,372	$—	$(978,235)	$(44,856)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—
Issuance of common stock upon vesting of RSUs and PSUs, net of tax withholdings	30,440	—	—	—	—	—
Issuance of common stock under ESPP	21,198	—	353	—	—	353
Issuance of common stock from at the market equity offering, net of issuance costs of $548	768,331	1	18,408	—	—	18,409
Stock-based compensation expense	—	—	6,489	—	—	6,489
Net loss	—	—	—	—	(40,133)	(40,133)
Balance at March 31, 2024	7,572,042	$8	$958,622	$—	$(1,018,368)	$(59,738)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$32,682	$(40,133)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	2,819	6,489
Depreciation and amortization expense	1,076	1,559
Non-cash operating lease cost	2,045	2,393
Amortization of debt issuance costs	—	465
Loss on disposal of fixed assets	—	293
Impairment of long-lived assets	—	3,267
Change in fair value of warrant liabilities	—	(416)
Changes in operating assets and liabilities:
Accounts receivable due from SPN - related party	(693)	—
Prepaid expenses and other current and other non-current assets	1,345	4,406
Collaboration receivable - related party	—	1,256
Inventories	—	(12,326)
Deferred income - related party	—	379
Accounts payable	(1,966)	1,594
Accrued liabilities due to SPN - related party	(3,864)	—
Operating lease liabilities	(2,092)	(218)
Accrued expenses and other current and long-term liabilities	(4,442)	(4,244)
Net cash provided by (used in) operating activities	26,910	(35,236)
Cash flows from investing activities:
Purchases of property and equipment	(34)	(62)
Net cash used in investing activities	(34)	(62)
Cash flows from financing activities:
Proceeds from at the market equity offering, net of issuance costs	996	18,409
Issuance of common stock under ESPP	184	353
Net cash provided by financing activities	1,180	18,762
Net increase (decrease) in cash, cash equivalents, and restricted cash	28,056	(16,536)
Cash, cash equivalents and restricted cash at beginning of period	39,461	136,150
Cash, cash equivalents and restricted cash at end of period	$67,517	$119,614
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$3,580
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$55	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business and Basis of Presentation

Seres Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in October 2010 under the name Newco LS21, Inc. In October 2011, the Company changed its name to Seres Health, Inc., and in May 2015, the Company changed its name to Seres Therapeutics, Inc. The Company is a clinical-stage company focused on improving patient outcomes in medically vulnerable populations through novel live biotherapeutics. The Company led the successful development and approval of VOWST (previously referred to as SER-109), the first FDA-approved orally administered microbiome therapeutic, which was sold to Nestlé Health Science (as defined below) in September 2024. The Company is progressing the development of SER-155, an investigational, oral, live biotherapeutic designed to decolonize gastrointestinal (“GI”) pathogens, improve GI epithelial barrier integrity, and induce immune homeostasis to prevent bacterial bloodstream infections (“BSIs”), including those that can harbor antimicrobial resistance (“AMR”), as well as other pathogen-associated negative clinical outcomes in patients undergoing allogeneic hematopoietic stem cell transplantation (“allo-HSCT”). The Company also continues to develop another proprietary live biotherapeutic composition, SER-147, designed to prevent bacterial bloodstream and spontaneous bacterial peritonitis infections in patients with metabolic disease, including chronic liver disease. SER-155 and the Company's other pipeline programs are designed to target multiple disease-relevant pathways and are manufactured from standard clonal cell banks via cultivation, rather than from the donor-sourced production process used for VOWST.

In the Company's placebo-controlled Phase 1b study of SER-155 in allo-HSCT, Cohort 2 results demonstrated that SER-155 was associated with a 77% relative risk reduction in bacterial BSIs and a significant reduction in systemic antibiotic exposure as well as a lower incidence of febrile neutropenia, as compared to placebo through day 100 post hematopoietic stem cell transplantation (“HSCT”). SER-155 was generally well tolerated, with no observed treatment-related serious adverse events. In addition to allo-HSCT, the Company is exploring the potential of SER-155 and other cultivated live biotherapeutic candidates in other medically vulnerable patient populations, including autologous-HSCT patients, cancer patients with neutropenia, chimeric antigen receptors therapy recipients, individuals with chronic liver disease, solid organ transplant recipients, as well as patients in the intensive care unit and long-term acute care facilities.

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

As they are earned, the Milestone Payments will be satisfied as follows: (i) first, by set-off against all accrued interest on the Prepaid Milestone until the amount of such accrued interest has been paid in full, (ii) second, by set-off against the outstanding balance of the Prepaid Milestone until the Prepaid Milestone has been repaid in full and (iii) thereafter, in cash. If any amount of the Prepaid Milestone (and any accrued interest thereon) remains outstanding as of following the last day of the Milestone Period (defined below), the balance thereof (together with any interest accrued thereon) will be forgiven and the right of set-off of SPN with respect thereto will be deemed forfeited. The Installment Payment due on July 1, 2025 (the “Second Installment Payment”) will be reduced by approximately $1,500 related to certain employment obligations assumed by SPN with respect to the period ended as of the Closing Date.

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

On the Closing Date, the Company and SPN entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which SPN purchased 714,285 shares (the “Shares”) of common stock at Closing, at a purchase price per share of $21.00, for an aggregate purchase price of $15,000. Under the terms of the Securities Purchase Agreement, SPN agreed not to sell or transfer the Shares for a period of six months after Closing, subject to certain customary exceptions. The Company agreed to register the resale of the Shares by SPN within 90 days of Closing. On October 1, 2024, the Company filed a registration statement to register the Shares, which became effective on October 11, 2024. In addition, under the terms of the Securities Purchase Agreement, for as long as SPN, together with its affiliates, beneficially owns at least 10% of the Company’s outstanding shares of common stock, the Company has agreed to take such action within its control to include one individual designated by SPN in the slate of nominees recommended by the Company’s board of directors (or the applicable committee of the board of directors) to the Company’s stockholders for election to the board of directors at the applicable stockholder meeting. SPN designated Hans-Juergen Woerle, M.D., Ph.D. and on February 4, 2025, the Company’s board of directors appointed Dr. Woerle to the board as a Class III director, with a term expiring at the Company’s 2027 annual meeting of stockholders. The Securities Purchase Agreement contains customary representations and warranties and closing conditions.

On the Closing Date, the Company entered into a TSA with NESA, which provides for services to be performed by the Company in order to facilitate a transition of the business associated with the VOWST Business to NESA and its affiliates. The scope of the transition services includes the provision of certain manufacturing services and certain administrative functions related to the VOWST Business and operations, including the maintenance of certain manufacturing services and the related facility in which such services are currently conducted. The Company will provide the manufacturing services until December 31, 2025, which period may be extended by up to six months (solely to ensure the manufacturing facility is in a state of compliance with the biologics license application for VOWST and readiness for potential regulatory inspection), and other services for the duration specified in the schedule to the TSA for each service. NESA has agreed to pay the Company for certain fixed costs, including a monthly fixed fee and a variable per batch fee for preserved raw material suspension (“PRMS”) manufacturing, and will reimburse the Company for certain costs of the transition services performed by the Company under the TSA, including labor. The know-how and other intellectual property generated in connection with the performance of the TSA will be owned by NESA with the Company having a non-exclusive license to such know-how and other intellectual property under the Cross-License Agreement. During the term of the TSA, upon

NESA's request, the Company will transfer the specifications for materials and documentation necessary to enable PRMS manufacturing services to a third party service provider designated by NESA. In the event of a material failure by the Company to deliver PRMS under the TSA, NESA will have step-in rights to negotiate to enter into a direct lease with the landlord of the manufacturing facility with respect to the portion of such facility used in connection with the VOWST Business or to cause such services to be performed, with any reasonable out-of-pocket costs and expenses incurred in connection therewith reimbursed by the Company.

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

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2025, the Company had an accumulated deficit of $945,417 and cash and cash equivalents of $58,849.

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

Primarily as a result of the costs associated with continuing the research and development efforts for other product candidates and preclinical programs, the Company incurred a loss from operations of $27,236 for the three months ended March 31, 2025. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. Based on the Company’s currently available cash resources, current and forecasted level of operations, and forecasted cash flows for the 12-month period subsequent to the date of issuance of these condensed consolidated financial statements, the Company will require additional funding to support its ongoing operations and meet its obligations as they come due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 5, 2024 (the “Annual Report”).

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The condensed consolidated balance sheet at December 31, 2024 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

In late September 2024, the Company’s VOWST Business met all the conditions to be classified as held for sale and, because the Company considers the disposal of the VOWST Business to be a strategic shift that will have a major effect on its operations and financial results, represented a discontinued operation. All assets and liabilities associated with the Company’s VOWST Business were therefore classified as assets and liabilities of discontinued operations in the Company's condensed consolidated balance sheets for the historical periods presented prior to the sale of the VOWST Business. Further, all historical operating results for the Company’s VOWST Business are reflected within discontinued operations in the condensed consolidated statements of operations for all periods presented. For additional information, see Note 3, Discontinued Operations and TSA.

Our condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in conformity with U.S. GAAP.

On April 21, 2025, we effected a 1-for-20 reverse stock split of our common stock. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split. The reverse stock split had no impact on the number of authorized shares or the par value of preferred and common stock. Therefore, the Company reclassified an amount equal to the reduction in the number of shares of common stock at par value to additional paid-in capital. No fractional shares were issued in connection with the reverse split, and stockholders who would otherwise be entitled to receive a fractional share instead received a cash payment equal to the fraction of a share of common stock in lieu of such fractional share. Proportionate adjustments were made to the number of shares authorized under the Company’s equity incentive plans, the number of shares subject to any award or purchase right under the Company’s equity incentive plans, and the exercise price or purchase price with respect to any stock option award or purchase right under the Company’s equity incentive plans. See Note 7, Stockholders' Equity, for further information.

Reclassifications

Certain amounts in prior periods have been reclassified to reflect the impact of the discontinued operations treatment of the VOWST Business in order to conform to the current period presentation.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2025.

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

Restricted Cash

The Company held restricted cash of $8,668 as of March 31, 2025 and December 31, 2024, which represents cash held for the benefit of the landlords for certain of the Company’s leases. The Company has classified the restricted cash as long-term on its condensed consolidated balance sheets as the terms of the underlying leases are greater than one year.

Cash, cash equivalents and restricted cash were comprised of the following (in thousands):

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$58,849	$30,793
Restricted cash, non-current	8,668	8,668
Total cash, cash equivalents and restricted cash	$67,517	$39,461

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which requires public entities to disclose specific categories in the effective tax rate reconciliation as well as expanded disclosures on income taxes paid by jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact related to the adoption of ASU 2023-09 on its financial statement disclosures.

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

3. Discontinued Operations and TSA

On September 30, 2024, the Company completed the sale of its VOWST Business to SPN. The Company has determined the sale of the VOWST Business represents a strategic shift that will have a major effect on its business and therefore met the criteria for classification as discontinued operations on September 30, 2024. Accordingly, the VOWST Business is reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations. The related assets and liabilities of the VOWST Business were classified as assets and liabilities of discontinued operations in the condensed consolidated balance sheets for the historical periods presented prior to the sale of the VOWST Business and the results of operations from the VOWST Business were classified as discontinued operations in the condensed consolidated statements of operations. Applicable amounts in prior years have been recast to conform to this discontinued operations presentation. The Company recognized a gain on the sale of the VOWST Business upon closing.

The Company has also entered into a Transition Services Agreement with NESA, an affiliate of SPN, in connection with the Transaction, through which the Company will provide certain manufacturing services until December 31, 2025, and other transition services, for the duration specified in the schedule to the TSA for each service. For the three months ended March 31, 2025, the Company recognized $6,309 of TSA reimbursement income in other income in the Company’s condensed consolidated statements of operations and comprehensive income (loss). For the three months ended March 31, 2025, the Company has incurred $3,527 of expenses related to manufacturing services and $2,248 of TSA labor and passthrough expenses to support the transition services, including finance and accounting, information technology, human resources, operations, and other services.

For the three months ended March 31, 2025, $7,403 has been billed to NESA related to transition services performed by the Company, and the Company received $56,709 from NESA during the period, which includes the first installment payment of $50,000 received in January 2025 that was conditioned on the Company’s material compliance with obligations under the TSA. The $50,000 installment payment was recognized in Gain on sale of VOWST Business within continuing operations in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2025 as the gain was realizable. As of March 31, 2025, the Company has $2,761 in accounts receivable due from SPN - related party and $1,622 unbilled receivable included in prepaid expenses and other current asset in the Company’s condensed consolidated balance sheets.

The Company has estimated costs associated with certain accrued liabilities due to SPN - related party as a loss contingency in accordance with ASC 450, Contingencies. These contingent liabilities are presented as Accrued Liabilities due to SPN - related party from continuing operations on the condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024 and consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Profit Sharing Payments	$8,008	$11,230
Royalties associated with the MSK Agreement	2,788	2,786
VOWST post-marketing safety surveillance study	526	771
80.1% of lease cost of Waltham facility	1,128	1,501
Employment-related costs for conveying employees	1,436	1,462
Total accrued liabilities due to SPN - related party	$13,886	$17,750

The contingent liabilities accrued on the Company's condensed consolidated balance sheet are remeasured at each reporting period based on i) cash payments made by the Company to reduce the accrued liabilities due to SPN - related party and ii) revised estimates of the total remaining liabilities due to SPN - related party. For the three months ended March 31, 2025, the Company recognized a gain on sale of VOWST Business of $2,181 as a result of the change in accrued liabilities due to SPN - related party.

The Company has excluded from its condensed consolidated balance sheets the effects of i) future fixed installment payments to be received by the Company after it performs services and is determined by SPN to be in material compliance with the terms and conditions of the TSA and ii) certain milestone payments received by the Company after the Product has achieved net sales-based milestones. These contingent receivables will be recognized as a gain contingency, in accordance with ASC 450, Contingencies, in continuing operations in the period when the contingencies are resolved.

The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. There were no cash flows related to discontinued operations for the three months ended March 31, 2025. For the three months ended March 31, 2024, capital expenditures related to the VOWST Business were $59. Depreciation expense related to the VOWST Business for the same period was $328. Non-cash operating lease costs related to the VOWST Business for the three months ended March 31, 2024 were $476, while the share based compensation expense for the same period was $703. There were no other material operating or investing non-cash items related to the VOWST Business for either period presented in the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Laboratory equipment	$24,548	$24,468
Computer equipment	3,924	3,924
Furniture and office equipment	4,524	4,523
Leasehold improvements	30,953	30,954
Construction in progress	870	861
	64,819	64,730
Less: Accumulated depreciation and amortization	(54,272)	(53,196)
	$10,547	$11,534

Depreciation and amortization expense was $1,076 and $1,559 for the three months ended March 31, 2025 and 2024, respectively. The expense for the three months ended March 31, 2024 includes amounts related to both continuing and discontinued operations. The Company did not dispose of any assets during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company disposed of certain assets with a cost basis of $594. In addition, during the three months ended March 31, 2024, the Company recorded an impairment loss of $1,536 related to leasehold improvements at one of the Company’s locations for which impairment indicators were determined to exist as of March 31, 2024. See Note 6, Leases, for further details.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Clinical and development costs	$507	$422
Manufacturing and quality costs	188	478
Payroll and employee-related costs	2,892	7,656
Facility and other	2,633	2,163
	$6,220	$10,719

6. Leases

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

In January 2024, the Company entered into a sublease agreement with an unrelated third party to sublease a portion of its office and laboratory space in Cambridge, Massachusetts. The term of the sublease agreement commenced in March 2024 and ends on January 13, 2030. The Company will receive lease payments over the sublease term totaling $10,400. The sublessee is obligated to pay all real estate taxes and costs related to the subleased premises, including cost of operations, maintenance, repair, replacement and property management. Sublease income is recorded as Other income in the Company’s condensed consolidated statements of operations and comprehensive income (loss).

During the three months ended March 31, 2024, the Company identified an indicator of impairment of its donor collection facility in Cambridge, Massachusetts, as the facility is no longer being used by the Company as a result of operational efficiencies implemented related to the production process and is being marketed for sublease. The Company determined that this represents a significant adverse change in the extent in which the long-lived asset was being used. The Company determined that the location contains multiple asset groups for the purpose of the long-lived asset impairment assessment. The Company concluded that the carrying value of each asset group was not recoverable as it exceeded the future net undiscounted cash flows that are expected to be generated from the assets within the asset group. In the first quarter of 2024, the Company recognized an impairment loss of $3,267, consisting of $1,731 on the operating lease right-of-use asset and $1,536 on the leasehold improvements. $2,727 of the total impairment loss is included in research and development expenses and the remaining $540 is included in general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

The following table summarizes the presentation in the Company’s condensed consolidated balance sheets of its operating leases (in thousands):

	March 31, 2025	December 31, 2024
Assets:
Operating lease assets	$78,858	$80,903

Liabilities:
Operating lease liabilities	$9,049	$8,674
Operating lease liabilities, net of current portion	80,499	82,966
Total operating lease liabilities	$89,548	$91,640

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease costs	$4,831	$5,771
Short-term lease costs	—	374
Variable lease costs	1,242	1,967
Sublease income	(823)	(376)
Total lease costs	$5,250	$7,736

During the three months ended March 31, 2025 and 2024, the Company made cash payments for operating leases of $4,878 and $3,596, respectively. The lease cost and lease payment amounts above include amounts related to discontinued operations for the three months ended March 31, 2024.

As of March 31, 2025, future payments of operating lease liabilities are as follows (in thousands):

As of March 31, 2025
2025 (remaining 9 months)	$14,563
2026	19,983
2027	20,582
2028	20,863
2029	20,132
2030 and thereafter	36,850
Total future minimum lease payments	$132,973
Less: interest	(43,425)
Present value of operating lease liabilities	$89,548

As of March 31, 2025, the weighted average remaining lease term was 6.73 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 13%. As of March 31, 2024, the weighted average remaining lease term was 7.70 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 13%.

7. Common Stock and Stock-Based Awards

On April 10, 2025, at the Company's 2025 annual meeting of stockholders (the “2025 Annual Meeting”), stockholders approved an amendment to the Company’s Restated Certificate of Incorporation in order to effect a reverse stock split of all outstanding shares of the Company's common stock. On April 21, 2025, the Company effected a 1-for-20 reverse stock split of its common stock. The reverse stock split had no impact on the number of authorized shares or the par value of preferred and common stock. As of the effective time of the reverse stock split, the number of shares of common stock issuable upon exercise, vesting or settlement of outstanding awards, the exercise price of all outstanding options and any stock price vesting goals with respect to any outstanding awards under the Company’s equity plans (including the 2025 Plan, as defined below) was proportionately adjusted (and rounded down to the nearest whole share in the case of shares and up to the nearest whole cent in the case of exercise prices, as applicable) based on the 1-for-20 ratio. In addition, the number of shares available for future issuance and any share‑based award limits under the Company’s equity plans were proportionately reduced based on the 1-for-20 ratio. Trading of the Company's common stock on The Nasdaq Global Select Market commenced on a split-adjusted basis on April 22, 2025.

Additionally, at the 2025 Annual Meeting, stockholders approved the Seres Therapeutics, Inc. 2025 Incentive Award Plan (the “2025 Plan”) as an amendment and restatement of the Seres Therapeutics, Inc. 2015 Incentive Award Plan (the “2015 Plan”). The amendment, among other things, authorized the issuance of 2,230,243 shares of the Company’s common stock for awards under the 2025 Plan, which includes 1,750,493 shares previously authorized for issuance under the 2015 Plan plus an increase of 479,750 shares (in each case, which amounts reflect the 1-for-20 reverse stock split), and extended the term of the 2025 Plan to March 3, 2035, the tenth anniversary of the approval of the 2025 Plan by the Company’s board of directors.

On September 30, 2024, the Company entered into the Securities Purchase Agreement with SPN, pursuant to which SPN purchased 714,285 shares at the Closing at a purchase price per share of $21.00, for an aggregate purchase price of $15,000. Under the terms of the Securities Purchase Agreement, SPN has agreed not to sell or transfer the shares for a period of six months after Closing, subject to certain customary exceptions. The Company agreed to register the resale of the Shares by SPN within 90 days of Closing. On October 1, 2024, the Company filed a registration statement to register the Shares, which became effective on October 11, 2024. In addition, under the terms of the Securities Purchase Agreement, for as long as SPN, together with its affiliates, beneficially owns at least 10% of the Company's outstanding shares of common stock, the Company has agreed to take such action within its control to include one individual designated by SPN in the slate of nominees recommended by the Company's board of directors (or the applicable committee of the board) to the Company's stockholders for election to the board at the applicable stockholder meeting. The Securities Purchase Agreement contains customary representations and warranties and closing conditions. The aggregate fair value of $13,516 for the common stock issued to SPN was recorded in equity, with the remaining $1,484 cash received from SPN under the Securities Purchase Agreement allocated to the consideration transferred for the VOWST Business.

On May 21, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $150,000, from time to time, through an “at the market” equity offering program (“ATM”) under which Cowen acts as sales agent. During the three months ended March 31, 2025, the Company sold 54,806 shares of common stock under the Sales Agreement, at an average price of approximately $18.60 per share, raising aggregate net proceeds of approximately $996 after deducting an aggregate commission of approximately 3% and other issuance costs. During the three months ended March 31, 2024, the Company sold 768,331 shares of common stock under the Sales Agreement, at an average price of approximately $24.60 per share, raising aggregate net proceeds of approximately $18,409 after deducting an aggregate commission of approximately 3% and other issuance costs.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2024	886,123	$129.29	6.59	$87
Granted	477,431	$15.65
Exercised	—	$—
Forfeited	(119,070)	$95.46
Outstanding as of March 31, 2025	1,244,484	$88.93	7.37	$—
Vested or expected to vest as of March 31, 2025	1,244,484	$88.93	7.37	$—
Options exercisable as of March 31, 2025	495,252	$186.07	4.77	$—

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2025 and 2024 was $13.74 and $19.03 per share, respectively.

During the three months ended March 31, 2024, the Company granted stock options to certain executives for the purchase of an aggregate of 127,500 shares of common stock. These awards will vest only to the extent that the 30-day trailing simple average public market closing price of the Company's common stock reaches certain price thresholds. These awards have an exercise price of $22.00 and vest and become exercisable when the market conditions are satisfied or, if later, on the first anniversary of the grant date. These awards expire 10 years from the date of grant. The fair value of these market-based stock options was estimated using a Monte Carlo valuation method. During the three months ended March 31, 2025 and 2024, the Company recognized $73 and $142 of compensation expense related to these awards, respectively.

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions (“RSUs”) and restricted stock units with performance-based vesting conditions (“PSUs”). RSUs and PSUs represent the right to receive shares of common stock upon meeting specified vesting requirements. Restricted stock units may not be sold or transferred by the holder and vest according to the vesting conditions of each award. The following table summarizes the Company’s RSU and PSU activity since December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2024	81,459	$55.36
Granted	11,250	$14.37
Vested	(12,966)	$59.63
Forfeited	(3,266)	$68.28
Unvested restricted stock units as of March 31, 2025	76,477	$48.05

During the three months ended March 31, 2025 and 2024, the Company granted 11,250 and 64,058 RSUs, respectively. During the three months ended March 31, 2025 and 2024, the Company did not grant any PSUs. RSUs generally vest over four years, with 25% vesting after one year, and the remaining 75% vesting quarterly over the next 3 years, subject to continued service to the Company through the applicable vesting date. PSUs vest according to the performance requirements of the awards, generally when the Company has determined that the specified performance targets have been achieved.

During the three months ended March 31, 2023, the Company granted PSUs to employees for the purchase of an aggregate of 66,135 shares of common stock with a grant date fair value of $110.00. These PSUs begin to vest ratably only upon achievement of specified performance targets, which were achieved in April 2023. Accordingly, the Company recorded $260 in compensation expense during the three months ended March 31, 2024, with respect to these PSUs. The remaining compensation expense associated with these PSUs was fully recognized as of December 31, 2024.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development expenses	$1,330	$3,610
General and administrative expenses	1,489	2,879
	$2,819	$6,489

For the three months ended March 31, 2024, the table above includes stock-based compensation amounts related to discontinued operations.

8. Net Income (Loss) per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Basic Earnings Per Share:
Numerator:
Net income (loss) from continuing operations attributable to common stockholders	$32,682	$(32,903)
Net loss from discontinuing operations attributable to common stockholders	$—	$(7,230)
Net income (loss) attributable to common stockholders - basic	$32,682	$(40,133)

Denominator:
Weighted-average shares outstanding - basic	8,703,221	7,305,026
Net income (loss) from continuing operations per share attributable to common stockholders - basic	$3.76	$(4.50)
Net loss from discontinued operations per share attributable to common stockholders - basic	$—	$(0.99)
Net income (loss) per share attributable to common stockholders - basic	$3.76	$(5.49)

Diluted Earnings Per Share:
Numerator:
Net income (loss) from continuing operations attributable to common stockholders	$32,682	$(32,903)
Net loss from discontinuing operations attributable to common stockholders	$—	$(7,230)
Net income (loss) attributable to common stockholders - diluted	$32,682	$(40,133)

Denominator:
Weighted-average shares outstanding - basic	8,703,221	7,305,026

Dilutive impact from:
Stock options to purchase common stock	—	—
Unvested restricted stock units	10,364	—
Shares issuable under employee stock purchase plan	1,116	—
Weighted-average shares outstanding - diluted	8,714,701	7,305,026
Net income (loss) per share applicable to common stockholders - diluted	$3.75	$(4.50)
Net loss from discontinuing operations attributable to common stockholders - diluted	$—	$(0.99)
Net income (loss) attributable to common stockholders - diluted	$3.75	$(5.49)

Anti-dilutive potential common stock equivalents excluded from the calculation of net income (loss) per share:
Stock options to purchase common stock	1,244,484	957,735
Unvested restricted stock units	76,477	207,403
Shares issuable under employee stock purchase plan	4,229	3,774
Warrants to purchase common stock	32,379	58,871

The Company’s potential dilutive securities include stock options, unvested restricted common stock and shares issuable under the 2015 Employee Stock Purchase Plan. The effect of dilutive securities was calculated using the treasury stock method. The anti-dilutive potential common stock equivalents for the three months ended March 31, 2025 were excluded from the computation of diluted net income per share attributable to common stockholders because those stock options to purchase common stock and restricted stock units had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods. For that same period, the warrants to purchase common stock were excluded because the exercise price of the Tranche A Warrants is greater than the average fair value of the Company's common shares. The anti-dilutive potential common stock equivalents for the three months ended March 31, 2024 were excluded from the computation of diluted net loss per share attributable to common stockholders because those stock options to purchase common stock, restricted stock units, and shares issuable under employee stock purchase plan had an anti-dilutive impact as the Company reported a net loss attributable to common stockholders for those periods.

The Company utilizes the control number concept in the computation of diluted earnings per share to determine whether potential common stock equivalents are dilutive. The control number used is income (loss) from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories.

Since the Company had a net loss from continuing operations for all periods in which discontinued operations is presented, no dilutive effect has been recognized in the calculation of income from discontinued operations per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for the three months ended March 31, 2024.

9. Commitments and Contingencies

Leases

Refer to Note 6, Leases, for discussion of the commitments associated with the Company’s lease portfolio.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2025 or December 31, 2024.

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

The Company did not accrue any liabilities related to legal contingencies in its consolidated financial statements as of March 31, 2025 or December 31, 2024.

10. Income taxes

The Company did not provide for any income taxes in its condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2025 and 2024. While the Company has net income for the three months ended March 31, 2025, the Company is projecting book and tax losses for the full year ended December 31, 2025, for which it is more likely than not that the Company will not realize a benefit. Based on its evaluation of the positive and negative evidence bearing upon its ability to realize its deferred tax assets, the Company determined that it is more likely than not that it will not realize such benefits. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets as of March 31, 2025 and December 31, 2024, and has not recorded any income taxes for the three months ended March 31, 2025 and 2024. Management reevaluates the positive and negative evidence at each reporting period.

11. Related Party Transactions

As described in Note 1, Nature of the Business and Basis of Presentation and Note 3, Discontinued Operations and TSA, in September 2024, the Company sold the VOWST Business, including inventory and equipment, certain patents and patent applications, know-how, trade secrets, trademarks, domain names, marketing authorizations and related rights, documents, materials, business records and data and contracts that are used or held for use primarily in the development, commercialization and manufacturing of VOWST, to SPN, and SPN assumed certain liabilities from the Company. As consideration for the Transaction, the Company received an upfront cash payment of $139,788, which consists of $100,000, less $17,857 owed by the Company to an affiliate of SPN under the prior license agreement between the Company and the SPN affiliate, less approximately $2,355 in satisfaction of fees due under the

Bacthera Manufacturing Agreement; plus a prepayment of the $60,000 milestone payment tied to the achievement of worldwide annual net sales of VOWST of $150,000; plus an equity investment of $15,000 based on the Securities Purchase Agreement pursuant to which SPN purchased 714,285 shares of common stock at a purchase price of $21.00 per share.

As of March 31, 2025, there was $13,886 included in Accrued Liabilities due to SPN - related party on the Company's condensed consolidated balance sheet, which represents amounts due to SPN pursuant to the Purchase Agreement, which are further described in Note 3, Discontinued Operations and TSA. During the three months ended March 31, 2025, the Company paid $1,309 to SPN related to the Purchase Agreement.

As described in Note 3, Discontinued Operations and TSA, the Company entered into the TSA with NESA, an affiliate of SPN, in connection with the Transaction, through which the Company will provide certain manufacturing services until December 31, 2025, and other transition services, for the duration specified in the schedule to the TSA for each service. For the three months ended March 31, 2025, the Company recognized $6,309 of TSA reimbursement income in other income in the Company’s condensed consolidated statements of operations and comprehensive income (loss). For the three months ended March 31, 2025, the Company has incurred $3,527 of expenses related to manufacturing services and $2,248 of TSA labor and passthrough expenses to support the transition services, including finance and accounting, information technology, human resources, operations, and other services.

During the three months ended March 31, 2025, $7,403 has been billed to NESA related to transition services performed by the Company, and the Company received payments of $56,709 related to transition services performed, which includes the first installment payment of $50,000 received in January 2025 that was conditioned on the Company’s material compliance with obligations under the TSA. As of March 31, 2025, the Company has $2,761 in accounts receivable due from SPN - related party and $1,622 unbilled receivable included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets.

12. Segment Reporting

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

The Company's reportable segment net income (loss) for the three months ended March 31, 2025 and 2024, consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Significant segment expenses:
Live biotherapeutics platform	$5,123	$9,164
SER-155	577	2,400
R&D personnel-related (including stock-based compensation)	6,118	7,845
G&A personnel-related (including stock-based compensation)	4,173	6,641
Professional fees	3,180	2,628
Facility-related and other	4,535	5,675
Gain on sale of VOWST Business	(52,181)	-
Other segment expense (income) (1)	(4,207)	(1,450)
Net income (loss) from continuing operations	32,682	(32,903)
Net (loss) from discontinued operations, net of tax (2)	-	(7,230)
Net income (loss)	$32,682	$(40,133)

[1] Other segment (expense) income includes research and development expenses on early stage programs, manufacturing services expenses, interest income and other (expense) income, net.

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

Overview

We are a clinical-stage company focused on improving patient outcomes in medically vulnerable populations through novel live biotherapeutics. We led the successful development and approval of VOWST, the first FDA-approved orally administered microbiome therapeutic, which was sold to Société des Produits Nestlé S.A., or SPN, and with certain of its affiliates, collectively, Nestlé Health Science, in September 2024. We are progressing the development of SER-155, an investigational, oral, live biotherapeutic designed to decolonize gastrointestinal, or GI, pathogens, improve GI epithelial barrier integrity, and induce immune homeostasis to prevent bacterial bloodstream infections, or BSIs, including those that can harbor antimicrobial resistance, or AMR, as well as other pathogen-associated negative clinical outcomes in patients undergoing allogeneic hematopoietic stem cell transplantation, or allo-HSCT. We also continue to develop another proprietary live biotherapeutic composition, SER-147, designed to prevent bacterial bloodstream and spontaneous bacterial peritonitis, or SBP, infections in patients with metabolic disease, including chronic liver disease, or CLD. SER-155 and our other pipeline programs are designed to target multiple disease-relevant pathways and are manufactured from standard clonal cell banks via single-strain cultivation, rather than from the donor-sourced production process used for VOWST.

In our placebo-controlled Phase 1b study of SER-155 in allo-HSCT, Cohort 2 results demonstrated that SER-155 was associated with a 77% relative risk reduction in bacterial BSIs and a significant reduction in systemic antibiotic exposure as well as a lower incidence of febrile neutropenia, as compared to placebo through day 100 post HSCT. SER-155 was generally well tolerated, with no observed treatment-related serious adverse events. In December 2024, the FDA granted Breakthrough Therapy designation to SER-155 for the reduction of BSIs in patients 18 years and older undergoing allo-HSCT. In January 2025, we reported exploratory translational biomarker data from the SER-155 Phase 1b study which provided evidence supporting the intended therapeutic mechanisms, including promotion of intestinal epithelial barrier integrity to reduce the potential of bacterial translocation into the bloodstream, and reduction of systemic inflammatory responses. In the first quarter of 2025, we received feedback from the FDA regarding the development strategy for SER-155 in patients undergoing allo-HSCT. The FDA provided input on certain elements of the next study, including a recommendation for a Phase 2 study, feedback on the primary endpoint, and confirmation of their expectations for the manufacture and control of SER-155. Based on FDA feedback and strategic considerations, we are designing the next SER-155 allo-HSCT study as a standalone Phase 2 study that provides a time and capital-efficient path to obtaining clinical results and, if successful, supports a subsequent Phase 3 study for product registration. The Phase 2 study is expected to target 248 participants and incorporate an adaptive design and an interim data analysis when approximately half of the enrolled participants have reached the primary endpoint timepoint. We expect to obtain interim clinical results within twelve months following study initiation, which we believe will facilitate timely engagement with the FDA on the design of a Phase 3 study and inform development in adjacent medically vulnerable patient populations. We plan to submit the Phase 2 protocol to the FDA in the coming weeks. We are actively seeking a partner to provide financial resources and other capabilities to support our goal to maximize the SER-155 opportunity.

Our live biotherapeutic candidates are consortia of bacteria designed to optimize specific, targeted pharmacological properties, and are formulated for oral delivery. We maintain a differentiated live biotherapeutics drug discovery and development platform that includes good manufacturing practices, or GMP, manufacturing capabilities for this novel drug modality. We are designing live biotherapeutic candidates optimized to prevent the colonization and overgrowth of pathogens in the gastrointestinal tract and modulate host function to increase epithelium integrity and to induce immune homeostasis and tolerance. We believe clinical and nonclinical data across our programs support the development of live biotherapeutics to target the prevention and treatment of a broad swath of infections, and in inflammatory and immune diseases. We believe that the scientific and clinical data from the development of VOWST (our then product candidate SER-109 program) and the data from the SER-155 Phase 1b study validate this novel therapeutic approach in the context of infection. We believe this approach may be replicable across different bacterial pathogens to develop live biotherapeutics with the potential to protect a range of medically compromised patients from infections, including pathogens that harbor AMR.

Our partnership discussions are focused on supporting SER-155 clinical advancement to reduce the risk of BSIs, including life-threatening and antimicrobial resistant infections, in medically vulnerable patient populations. We believe that SER-155 and other cultivated live biotherapeutic candidates could be developed in additional patient populations beyond allo-HSCT, including autologous-HSCT patients, cancer patients with neutropenia, chimeric antigen receptors therapy recipients, or CAR-T, individuals with chronic liver disease, or CLD, solid organ transplant recipients, as well as patients in the intensive care unit and long-term acute care facilities.

Additional efforts in the early-stage portfolio are focused on inflammatory bowel disease, or IBD, with programmatic objectives supported through a partnership with the Crohn’s and Colitis Foundation, or CCF. These efforts aim to (i) confirm the functional phenotype and inflammatory state of patient subpopulations observed in our prior ulcerative colitis, or UC, clinical trials, and (ii) prioritize inflammatory targets and evaluate the potential to utilize biomarker-based patient selection and stratification for future studies. In addition, we continue to leverage microbiome pharmacokinetic and pharmacodynamic data from across our clinical and preclinical portfolios, using our reverse translational development platform to prioritize future drug targets and to identify opportunities for monotherapy treatment and in combination with existing therapies across various indications, including inflammatory and immune diseases, cancer, and metabolic diseases.

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

Our product candidates are in early-stage clinical or preclinical development. Our ability to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our loss from operations was $27.2 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $945.4 million.

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

As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of collaborations with third parties, public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of factors such as the impacts of pandemics, such as COVID-19, and increases in inflation rates, interest rates and tariffs. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. Our inability to raise capital or secure a partnership would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

As of March 31, 2025, we had cash and cash equivalents totaling $58.8 million. Based on our currently available cash resources, including the capital obtained from the Transaction, and the expected receipt of the Second Installment Payment, which is subject to material compliance with the TSA, and considering our future operating plans and our ongoing obligations related to the Transaction, we anticipate that we will require additional funding in the first quarter of 2026. In accordance with applicable accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within 12 months after the date of the issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In performing this analysis, we excluded certain elements of our operating plan that cannot be considered probable of occurring. Under the applicable accounting standards, the receipt of contingent payments from the Transaction and any future equity issuances cannot be considered probable, as these events are outside our control. Accordingly, management has concluded that substantial doubt exists about our ability to continue as a going concern for 12 months from the date the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, are issued. See “Risk Factors— Risks Related to Our Financial Position and Need for Additional Capital —We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.”

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

We estimated the costs associated with these future payments and recorded them within accrued liabilities due to SPN - related party on our condensed consolidated balance sheets as of the Closing. The contingent liabilities are remeasured at each reporting period based on (i) cash payments made by the Company to reduce the accrued liabilities due to SPN - related party and (ii) revised estimates of the total remaining liabilities due to SPN - related party. As of March 31, 2025, the contingent liabilities included $8.0 million associated with the Profit Sharing Payments, $2.8 million associated with the MSK Agreement, $1.1 million associated with our obligation to pay 80.1% of the costs associated with the lease of the Waltham facility through December 31, 2025, $1.5 million associated with certain employment-related costs for conveying employees, and $0.5 million associated with our ongoing post-marketing safety study of VOWST. We recorded a gain of $2.2 million for the three months ended March 31, 2025 primarily as a result of SPN's actual first quarter of 2025 Profit Sharing as compared to the previous estimate.

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

In connection with the Closing, we and SPN entered into a securities purchase agreement, or the Securities Purchase Agreement, pursuant to which SPN purchased 714,285 shares of our common stock, or the Shares, at Closing, at a purchase price per share of $21.00, for an aggregate purchase price of $15 million. Under the terms of the Securities Purchase Agreement, SPN agreed not to sell or transfer the Shares for a period of six months after Closing, subject to certain customary exceptions. We agreed to register the resale of the Shares by SPN within 90 days of Closing. On October 1, 2024, we filed a registration statement to register the Shares, which became effective on October 11, 2024. In addition, under the terms of the Securities Purchase Agreement, for as long as SPN, together with its affiliates, beneficially owns at least 10% of our outstanding shares of common stock, we agreed to take such action within our control to include one individual designated by SPN in the slate of nominees recommended by our board of directors (or the applicable committee of the board of directors) to our stockholders for election to the board of directors at the applicable stockholder meeting. SPN designated Hans-Juergen Woerle, M.D., Ph.D., and on February 4, 2025, our board of directors appointed Dr. Woerle to the board as a Class III director, with a term expiring at our 2027 annual meeting of stockholders. The Securities Purchase Agreement contains customary representations and warranties and closing conditions.

In connection with the Closing, we entered into a Transition Services Agreement, or the TSA, with NESA, which provides for services to be performed by us in order to facilitate a transition of the business associated with the VOWST Business to NESA and its affiliates. The scope of the transition services includes the provision of certain manufacturing services and certain administrative functions related to the VOWST Business and operations, including the maintenance of certain manufacturing services and the related facility in which such services are currently conducted. We will provide the manufacturing services until December 31, 2025, which period may be extended by up to six months (solely to ensure the manufacturing facility is in a state of compliance with the biologics license application for VOWST and readiness for potential regulatory inspection), and other services, for the duration specified in the schedule to the TSA for each service. NESA has agreed to pay us for certain fixed costs, including a monthly fixed fee and a variable per batch fee for preserved raw material suspension manufacturing, or PRMS, and will reimburse us for certain costs of the transition services performed by us under the TSA. The know-how and other intellectual property generated in connection with the performance of the TSA will be owned by NESA with us having a non-exclusive license to such know-how and other intellectual property under the Cross-License Agreement. During the term of the TSA, upon NESA's request, we will transfer the specifications for materials and documentation necessary to enable PRMS manufacturing services to a third party service provider designated by NESA. In the event of a material failure by us to deliver PRMS under the TSA, NESA will have step-in rights to negotiate to enter into a direct lease with the landlord of the manufacturing facility with respect to the portion of such facility used in connection with the VOWST Business or to cause such services to be performed, with any reasonable out-of-pocket costs and expenses incurred in connection therewith reimbursed by us.

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

Infection Risk Reduction

We believe that the scientific and clinical data from our SER-109 program validate our novel approach of using live biotherapeutics to decolonize GI pathogens and improve GI epithelial barrier integrity, resulting in reduced rate of infections in medically compromised patients. Data from the SER-109 ECOSPOR III and ECOSPOR IV Phase 3 trial published in the New England Journal of Medicine (Feuerstadt et al., 2022) and Journal of the American Medical Association (Sims et al., 2023) suggest that live biotherapeutics have the potential to restructure the gut microbiome and shift the gut metabolic landscape. Additional data show that SER-109 rapidly reduced the abundance of bacteria associated with common antibiotic resistance genes, or ARGs, and reduced ARG abundance in the gut (Straub et al., 2023). Collectively, we believe these data suggest the potential for live biotherapeutics to prevent the colonization and overgrowth of pathogens that can establish in the gut and ultimately to reduce infections. We believe that reducing pathogen colonization in the GI tract and improving GI epithelial barrier integrity to reduce the risk of infection may be replicable in a range of medically compromised patients, protecting them from infections and resulting downstream clinical sequelae. We believe this approach may also enable us to reduce AMR, which the World Health Organization declared as a top ten global public health threat facing humanity, and with estimates that yearly deaths may reach 10 million by 2050, putting mortality due to AMR on par with deaths due to cancer.

SER-155

We are developing SER-155, an investigational, oral, live biotherapeutic designed to decolonize GI pathogens, improve GI epithelial barrier integrity, and induce immune homeostasis to prevent bacterial BSIs, including those that can harbor AMR, as well as other pathogen associated negative clinical outcomes in patients undergoing allo-HSCT. SER-155 contains 16 bacterial strains selected using our reverse translation discovery and development platform technologies to optimize SER-155’s functional profile. The design incorporates biomarker data from human clinical data and screening data from nonclinical human cell-based assays and in vivo disease models. The bacteria consortia is designed to optimize: (i) the prevention of the growth of various Enterococcaceae and Enterobacteriaceae species known to potentially dominate the GI tract and lead to downstream negative clinical outcomes in medically compromised patients and that can harbor antibacterial resistance, (ii) the production of multiple bacterial metabolites that can promote mucosal and epithelial barrier integrity with the goal of reducing the likelihood of harmful bacteria translocating from the gut to the bloodstream through a compromised epithelium, and (iii) the production of multiple bacterial metabolites that can modulate immune pathways to induce immune tolerance with a potential impact on graft versus host disease, or GvHD.

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

Proposed SER-155 Phase 2 Study

In the first quarter of 2025, we received feedback from the FDA regarding the development strategy for SER-155 in patients undergoing allo-HSCT. The FDA provided input on certain elements of the next study, including a recommendation for a Phase 2 study, feedback on the primary endpoint, and confirmation of their expectations for the manufacture and control of SER-155. Based on FDA feedback and strategic considerations, we are designing the next SER-155 allo-HSCT study as a standalone Phase 2 study that provides a time and capital-efficient path to obtaining clinical results and, if successful, supports a subsequent Phase 3 study for product registration. The Phase 2 study is expected to target 248 participants and incorporate an adaptive design and an interim data analysis when approximately half of the enrolled participants have reached the primary endpoint timepoint. We expect to obtain interim clinical results within twelve months following study initiation, which we believe will facilitate timely engagement with the FDA on the design of a Phase 3 study and inform development in adjacent medically vulnerable patient populations. We plan to submit the Phase 2 protocol to the FDA in the coming weeks. We are actively seeking a partner to provide financial resources and other capabilities to support our goal to maximize the SER-155 opportunity.

Exploratory biomarker data

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

In February 2025, clinical and biomarker results from our biotherapeutic programs were presented as a poster at the 2025 Tandem Transplantation & Cellular Therapy Meetings of the American Society for Transplantation and Cellular Therapy

(ASTCT) and Center for International Blood and Marrow Transplant Research (CIBMTR). SER-155 Phase 1b clinical study data were also featured in an oral presentation in the Best Abstracts in Infectious Diseases track at the Tandem meeting.

In April 2025, we presented SER-155 Phase 1b clinical and exploratory biomarker results at the 5th annual meeting of the European Society for Blood and Marrow Transplantation, or EBMT. Our presented poster was recognized by the EBMT scientific organizing committee and obtained the “Best Clinical Poster Award.”

In May 2025, we presented data at the Digestive Disease Week, or DDW conference highlighting preclinical and clinical data that enable identification of patients with a disease etiology linked to the gastrointestinal microbiome, and the identification of microbiome-based biomarkers that are predictive of response and suitable for patient selection and stratification in clinical trials. Our poster, entitled “Candidate Biomarkers of Microbiome Disruption for Patient Selection or Stratification in Clinical Trials of Microbiome Therapies in Ulcerative Colitis” received a Poster of Distinction award in the Microbiome and Microbial Therapies subgroup. We believe that the data generated suggest that live biotherapeutics could provide a novel modality that could benefit patients living with gut-related inflammatory and immune diseases that are not effectively addressed today. Furthermore, research indicates that specific patient subpopulations optimally suited for biotherapeutic-based treatments may be identifiable. We are exploring options, including potential partnerships, to advance the development of our biotherapeutics in inflammatory and immune diseases, including ulcerative colitis and Crohn’s disease.

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

On April 10, 2025, at our 2025 annual meeting of stockholders, our stockholders approved an amendment to our certificate of incorporation to effect a reverse stock split of all outstanding shares of our common stock. On April 21, 2025, we effected a 1-for-20 reverse stock split of our common stock. The reverse stock split had no impact on the number of authorized shares or the par value of preferred and common stock. Trading of our common stock on The Nasdaq Global Select Market commenced on a split-adjusted basis on April 22, 2025. On May 6, 2025, we were notified by the Nasdaq Listing Qualifications staff that the closing bid price of our common stock had been at $1.00 per share or greater for 10 consecutive business days, from April 22, 2025 to May 5, 2025. Accordingly, we have regained compliance with the Bid Price Requirement and this matter is now closed.

All shares of our common stock, stock-based instruments, and per-share data included in this Quarterly Report on Form 10-Q have been retroactively adjusted as though the reverse stock split had been effected prior to all periods presented.

Intellectual Property

Patent Portfolio

We have an extensive patent portfolio directed to rationally designed ecologies of spores and microbes. The portfolio includes both company-owned patents and applications, and those that we have rights to as licensee. The patents and applications included in our portfolio cover both composition of matter and methods (e.g., method of treating). Our intellectual property rights related to SER-155 and SER-147 extend through 2043 (not including any potential term extension). We plan on continuing to broaden our patent portfolio. Currently, we have 21 active patent families, which includes 19 nationalized applications, one at the PCT stage, and one at the provisional stage. To date, we have obtained issuance of 32 U.S. patents (which includes three as licensee). Of the issued U.S. patents, 13 U.S. patents (including one as licensee) have been assigned to Nestlé Health Science as part of its purchase of VOWST.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates and other obligations, which include:

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We anticipate an overall decrease in research and development expenses in 2025 as compared to 2024, following the sale of VOWST Business, completion of the Phase 1b study of SER-155 in allo-HSCT, development activities other than the completion of the SER-155 Phase 1b study, and costs associated with preparing for the next study of SER-155 in allo-HSCT. Research and development expenses may increase in the future if and as we resume development of any clinical or preclinical programs. In 2025, research and development expenses continue to include labor and passthrough costs, reimbursable by Nestlé, incurred in performing obligations under the TSA.

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

We expect that our general and administrative expenses will decrease in 2025 as compared to 2024, following the sale of VOWST Business, reduction of our workforce and overall cost containment efforts. General and administrative expenses may increase in the future as we continue to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing rules and the requirements of the SEC, director and officer insurance costs and investor and public relations costs. In 2025, general and administrative expenses continue to include labor and passthrough costs, reimbursable by Nestlé, incurred in performing obligations under the TSA.

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

We will provide the manufacturing services until December 31, 2025, which period may be extended by up to six months. We expect manufacturing services expenses to increase in 2025 as compared to 2024, given the TSA obligations exist for the full year in 2025 as compared to one quarter in 2024.

Other Income, Net

Interest Income

Interest income consists of interest earned on our cash, cash equivalents and investments.

Interest Expense

Interest expense consists of interest incurred under a previous manufacturing agreement with Bacthera.

Other Income, Net

Other income, net primarily consists of:

•
sublease income;
•
amortization of premiums or accretion of discounts on investments;
•
gains and losses on foreign currency transactions;
•
changes in the fair values of our warrant liabilities associated with the Oaktree Term Loan;
•
the amount Nestlé agrees to pay for costs associated with preserved raw material suspension ("PRMS") manufacturing; and reimbursement for certain labor and other passthrough costs of the transition services performed by the Company under the TSA; and
•
gains or losses associated with the change in the Company's accrued liabilities due to SPN - related party.

Discontinued Operations

We completed the sale of the VOWST Business to SPN on September 30, 2024. The financial results of the VOWST Business have been classified as discontinued operations in the condensed consolidated statements of operations and the related assets and liabilities of the VOWST Business have been classified as assets and liabilities of discontinued operations in the condensed consolidated balance sheets. Unless otherwise noted, amounts and disclosures in this section relate to our continuing operations (except for the Liquidity and Capital Resources section).

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in the three months ended March 31, 2025 or 2024.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 13, 2025, or the Annual Report, are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the three months ended March 31, 2025.

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change

Operating expenses:
Research and development	$11,821	$19,494	(7,673)
General and administrative	11,888	14,944	(3,056)
Manufacturing services	3,527	—	3,527
Total operating expenses	27,236	34,438	(7,202)
Loss from continuing operations	(27,236)	(34,438)	7,202
Other (expense) income:
Gain on sale of VOWST Business	52,181	—	52,181
Interest income	618	1,648	(1,030)
Interest expense	—	(618)	618
Other income	7,119	505	6,614
Total other income, net	59,918	1,535	58,383
Net income (loss) from continuing operations	$32,682	$(32,903)	$65,585

Research and Development Expenses

	Three Months Ended March 31,
	2025	2024	Change

Live biotherapeutics platform	$5,123	$9,164	$(4,041)
SER-155	577	2,400	(1,823)
Early stage programs	3	85	(82)
Total direct research and development expenses	5,703	11,649	(5,946)
Personnel-related (including stock-based compensation)	6,118	7,845	(1,727)
Total research and development expenses	$11,821	$19,494	$(7,673)

Research and development expenses were $11.8 million for the three months ended March 31, 2025 and $19.5 million for the three months ended March 31, 2024. The decrease of $7.7 million was primarily due to the following:

•
a decrease in personnel-related costs of $1.7 million primarily due to a decrease in salaries, bonus, employee benefits expenses, and stock-based compensation expense due to lower headcount;
•
a decrease of $4.0 million in expenses related to our live biotherapeutics platform and research and development operations due to a decrease of $3.4 million of facilities and depreciation expense primarily related to the impairment charge that we recorded in the first quarter of 2024, as well as decreases of $0.3 million of lab assays and $0.3 million of clinical storage costs, and
•
a decrease of $1.8 million in expenses related to our SER-155 program due to lower clinical trial costs as the Phase 1b study has largely been completed.

General and Administrative Expenses

	Three Months Ended March 31,
	2025	2024	Change

Personnel related (including stock-based compensation)	$4,173	$6,641	$(2,468)
Professional fees	3,180	2,628	552
Facility-related and other	4,535	5,675	(1,140)
Total general and administrative expenses	$11,888	$14,944	$(3,056)

General and administrative expenses were $11.9 million for three months ended March 31, 2025 compared to $14.9 million for the three months ended March 31, 2024. The decrease of $3.1 million was primarily due to the following:

•
a decrease in personnel-related costs of $2.5 million primarily due to a decrease in salaries, bonus, employee benefits expenses, and stock-based compensation expenses due to the decrease in headcount period over period; and
•
a decrease in facility-related and other costs of $1.1 million primarily related to headcount-based information technology costs that were reduced following the decrease in headcount, as well as impairment charges recorded in the first quarter of 2024 related to our idled donor collection facility in Cambridge, Massachusetts.

The decrease of $3.6 million was partially offset by an increase in professional fees of $0.6 million due to an increase in consulting fees, which were primarily related to information technology consultants engaged to assist with the TSA, which costs are reimbursable by Nestlé.

Manufacturing Services

Beginning with the effectiveness of the TSA with Nestlé in the fourth quarter of 2024, manufacturing services resulted in $3.5 million of expenses for the three months ended March 31, 2025. The expenses are associated with the PRMS manufacturing performed on behalf of Nestlé, including labor, materials, allocated facility-related, lab supplies and other manufacturing costs that would have been capitalized into inventory prior to the sale of VOWST Business.

Other Income, Net

Other income, net was $59.9 million and $1.5 million for the three months ended March 31, 2025 and 2024. The increase in other income, net was primarily due to the $50.0 million installment payment received from Nestlé in January 2025 that was conditioned on the Company’s material compliance with obligations under the TSA, as well as $6.3 million of reimbursement income associated with the performance of TSA services. The increases were partially offset by a decrease in interest income of $1.0 million due to our lower cash balance.

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

As a condition to Closing, we and SPN entered into the Securities Purchase Agreement, pursuant to which SPN purchased 714,285 shares of Common Stock at Closing, at a purchase price per share of $21.00, for an aggregate purchase price of $15.0 million.

In May 2021, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $150.0 million, from time to time, through an “at the market” equity offering program under which Cowen acts as sales agent. As of March 31, 2025, we have sold 1,503,956 shares of common stock under the Sales Agreement, at an average price of approximately $32.65 per share, raising aggregate net proceeds of approximately $47.1 million after deducting an aggregate commission of approximately 3% and other issuance costs.

As of March 31, 2025, we had cash and cash equivalents totaling $58.8 million and an accumulated deficit of $945.4 million. For the three months ended March 31, 2025, we incurred a loss from continuing operations of $27.2 million. We expect that our operating losses and negative cash flows will continue for the foreseeable future.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cash provided by (used in) operating activities	$26,910	$(35,236)
Cash used in investing activities	(34)	(62)
Cash provided by financing activities	1,180	18,762
Net increase (decrease) in cash, cash equivalents and restricted cash	$28,056	$(16,536)

Operating Activities

During the three months ended March 31, 2025, cash provided by operating activities was $26.9 million due to net income of $32.7 million and non-cash charges of $5.9 million, partially offset by changes in our operating assets and liabilities of $11.0 million. Non-cash charges consisted of stock-based compensation expense of $2.8 million, $2.0 million related to the amortization of right-of-use assets, and $1.1 million of depreciation and amortization. Changes in our operating assets and liabilities during the three months ended March 31, 2025 consisted of an increase in accounts receivable due from SPN of $0.7 million, a decrease in accrued liabilities due to SPN of $3.9 million, a decrease in operating lease liabilities of $2.1 million, a decrease in accrued expenses and other current and long-term liabilities of $4.4 million, and a decrease increase in accounts payable of $2.0 million, partially offset by a decrease in prepaid expenses and other current and other non-current assets of $1.3 million.

During the three months ended March 31, 2024, operating activities used $35.2 million of cash, primarily due to a net loss of $40.1 million and changes in our operating assets and liabilities of $9.2 million, partially offset by non-cash charges of $14.1 million. Non-cash charges consisted of stock-based compensation expense of $6.5 million, $2.4 million related to the amortization of right-of-use assets, $1.6 million of depreciation and amortization, $0.5 million of amortization of debt issuance costs, $0.3 million loss on disposal of fixed assets, and $3.3 million of impairment charges related to our long-lived assets. These were partially offset by a $0.4 million increase in the fair value of warrants. Changes in our operating assets and liabilities during the three months ended March 31, 2024 consisted of a decrease in accrued expenses and other current and long-term liabilities of $4.2 million, a decrease in operating lease liabilities of $0.2 million, and an increase in inventories of $12.3 million related to the capitalization of VOWST manufacturing costs during the period, partially offset by a decrease in prepaid expenses and other current and other non-current assets of $4.4 million, a decrease in collaboration receivable - related party of $1.3 million, an increase in deferred income - related party of $0.4 million, and an increase in accounts payable of $1.6 million.

Investing Activities

During the three months ended March 31, 2025, net cash used in investing activities was $0.1 million, consisting entirely of purchases of property and equipment.

During the three months ended March 31, 2024, net cash used in investing activities was $0.1 million, consisting entirely of purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2025, net cash provided by financing activities was $1.2 million, consisting of $1.0 million from the issuance of common stock under our at the market equity program, net of issuance costs and $0.2 million from the issuance of common stock under our 2015 Employee Stock Purchase Plan, or ESPP.

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

Adequate additional funds may not be available to us on acceptable terms, or at all. Additionally, market volatility resulting from macroeconomic conditions, or other factors could also adversely impact our ability to access capital as and when needed. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as common stockholders. Any debt financing and preferred equity financing, if available, may involve agreements that include, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Additional debt or preferred equity financing may also require the issuance of warrants, which could potentially dilute our stockholders’ ownership interest.

If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, in addition to our existing collaboration agreements, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity, debt financings, or collaborations when needed, we may be required to delay, limit, reduce or terminate our product development programs or any potential future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates and inflation. These market risks arise in the normal course of business. During the three months ended March 31, 2025, there have been no material changes to the information included under Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Need for Additional Capital

We will need additional funding in order to advance development of our product candidates (including to complete the planned Phase 2 study of SER-155 in allo-HSCT) and commercialize our product candidates, if approved. If we are unable to raise capital or secure a partnership, we could be forced to delay, reduce or eliminate our product development programs or any potential future commercialization efforts, or pursue other strategic alternatives.

Our expenses may increase in connection with our ongoing activities, particularly if and as we further SER-155 clinical studies, and research, develop and initiate clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur costs related to product manufacturing and commercialization, including marketing, sales and distribution, and may not generate meaningful product revenues or collaboration profit in the near future. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or secure a partnership when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or any current or potential future commercialization efforts or pursue other strategic alternatives.

We are actively engaged in discussions seeking a partner to provide financial support and who shares our vision to realize the clinical and commercial value of SER-155. Our strategic partnership discussions are focused on supporting SER-155 clinical advancement to reduce the risk of bloodstream infections, including life-threatening and AMR infections, in medically vulnerable patient populations. We believe that SER-155 and other cultivated live biotherapeutic candidates could be developed in additional patient populations beyond allo-HSCT, including autologous-HSCT patients, cancer patients with neutropenia, CAR-T recipients, individuals with chronic liver disease, solid organ transplant recipients, as well as patients in the intensive care unit and long-term acute care facilities. We are also exploring collaborations to advance the development of our investigational biotherapeutics in inflammatory and immune diseases, including ulcerative colitis and Crohn’s disease.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Additionally, market volatility resulting from current macroeconomic conditions, such as the conflicts involving Ukraine and Russia and Israel and its surrounding regions, a trade war between the U.S. and other nations, including China, or other governmental action related to tariffs or international trade agreements or policies, and related impacts, or other factors could also adversely impact our ability to access capital as and when needed. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders and may decrease our stock price. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or others at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay, or discontinue one or more of our research or development programs or any product candidates, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially adversely affect our business, financial condition and results of operations. As noted above, we are currently actively engaged in discussions seeking partnerships. We may pursue additional strategic partnerships or collaborations or other alternatives with one or more parties. We can provide no assurance that we will be successful in securing any strategic partnership, collaboration, or alternative, or that any such partnership, collaboration or alternative that we secure will achieve its intended benefits or have a positive impact on our financial condition or business.

We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.

Based on our currently available cash resources, including the capital obtained from the Transaction, and the expected receipt of the fixed Second Installment Payment, which is subject to material compliance with the TSA, and considering our future operating plans and our ongoing obligations related to the Transaction, we anticipate that we will require additional funding in the first quarter of 2026. Because the ability to obtain the Second Installment Payment and additional equity or other financing, including through partnerships, with terms favorable or acceptable to us cannot be considered probable according to the applicable accounting standards because they are outside our control, there is substantial doubt about our ability to continue as a going concern for at least 12 months from the date that our condensed consolidated financial statements for the three months ended March 31, 2025 were issued. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments to reflect the possible inability of the Company to continue as a going concern within 12 months after the issuance of such financial statements.

We are a clinical-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss from continuing operations was $125.8 million for the year ended December 31, 2024, and we are forecasting a net loss for the year ended December 31, 2025. As of March 31, 2025, we had an accumulated deficit of $945.4 million. As noted elsewhere in this Quarterly Report on Form 10-Q, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To date, we have financed our operations through the public offerings of our common stock, private placements of our common stock and preferred stock, payments under our prior collaboration agreements and loan facility. We have devoted substantially all of our financial resources and efforts to developing our live biotherapeutics platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We have only developed one FDA-approved product, VOWST, which was sold to SPN in September 2024. We have not completed development of any of our other product candidates, which we call live biotherapeutic candidates, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future. While we plan to focus our investment on continuing the development of SER-155 and advancing our other wholly-owned cultivated live biotherapeutic candidates, our expenses may increase substantially in connection with our ongoing and future activities, particularly if and as we:

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

We will need to secure additional funding to maintain operations beyond our current cash runway. Based on our currently available cash resources, including the capital obtained from the Transaction, and the expected receipt of the Second Installment Payment, which is subject to material compliance with the TSA, and considering our future operating plans and our ongoing obligations related to the Transaction, we anticipate that we will require additional funding in the first quarter of 2026. However, due to our smaller business size and the early stage of development of our remaining assets, there can be no assurance that we will be able to raise the required capital on favorable terms, or at all. This potential inability to obtain necessary funding could have a material adverse effect on our prospects, financial condition, and results of operations.

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

The ability of the FDA and other regulatory authorities to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s and other regulatory authorities' ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s and other regulatory authorities' ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other regulatory authorities, such as the EMA, may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary regulatory authorities, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory authorities, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Since the beginning of 2025, the U.S. Secretary of Health and Human Services has terminated probationary staff, offered buy-outs to federal employees, and implemented layoffs at several federal public health agencies, including at the FDA. It remains unclear the degree to which these activities may limit or otherwise adversely affect the FDA's ability to conduct routine operations and activities and the impact it may have on our business.

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

Our patent portfolio currently includes 21 active patent families (which includes exclusive licenses to certain IP from Memorial Sloan Kettering Cancer Center). Of these, 19 applications have been nationalized, one is at the PCT stage, and one is at the provisional stage. To date, we have obtained issuance of 32 U.S. patents (which includes three as licensee). Of the issued U.S. patents, 13 U.S. patents (including one as licensee) have been assigned to Nestlé Health Science as part of its purchase of VOWST. We cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents or our current patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, we are pursuing claims to therapeutic, binary compositions of certain bacterial populations. Any claims that may issue may provide coverage for such binary compositions and/or their use. However, there can be no assurance that an alternative composition that may fall outside the scope of such claims will not be equally effective. Further, while our product candidates are made up of specific cultivated bacteria, third-party compositions may have greater complexity and variability (e.g., lot to lot variations), and it is possible that a patent claim may provide coverage for some but not all third-party compositions. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.

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
•
natural disasters (including as a result of severe weather events, climate change, or otherwise), which could cause significant damage to the infrastructure upon which our business operations rely, and the timing, nature or severity of which we may be unable to prepare for;
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

Acquisitions, dispositions, joint ventures, or other strategic alternatives could disrupt our business, cause dilution to our stockholders and otherwise harm our business.

We may from time to time acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, technology licenses, investments in complementary businesses, dispose of assets, or pursue other strategic alternatives. We have not made any acquisitions to date, and our ability to do so successfully is unproven. On September 30, 2024, we completed the sale of our VOWST Business to SPN, which included all inventory and equipment, certain patents and patent applications, know-how, trade secrets, trademarks, domain names, marketing authorizations and related rights, documents, materials, business records and data and contracts that are used or held for use primarily in the development, commercialization and manufacturing of VOWST. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:

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

Also, the anticipated benefit of any acquisition, disposition, or any other transaction or strategic alternative may not materialize. Future acquisitions, dispositions, or alternatives could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, or write-offs of goodwill, and may not achieve their intended benefits, any of which could harm our financial condition and our business. We cannot predict the number, timing or size of any transactions, or the effect that any such transactions might have on our operating results, our business, or our financial condition.

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

In addition, in general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs and tax credit carryforwards to offset future taxable income and income taxes. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of a corporation’s stock exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have experienced ownership changes in the past, per a Section 382 study performed through December 31, 2024. We believe that none of our existing tax assets will expire unused as a result of the calculated limitations resulting from such ownership changes. However, we may have experienced additional ownership changes since December 31, 2024, and we may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. If we have undergone additional ownership changes, or if we undergo ownership changes in the future, our ability to use our NOLs and tax credit carryforwards could be further limited. For these reasons, we may not be able to use a material portion of our NOLs or tax credit carryforwards, even if we attain profitability. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future tax benefits of such assets.

Risks Related to Our Common Stock

We have in the past and may again in the future receive a notice of the failure to satisfy a continued listing rule from Nasdaq.

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

On April 10, 2025, at our 2025 annual meeting of stockholders, our stockholders approved an amendment to our certificate of incorporation to effect a reverse stock split of all outstanding shares of our common stock. On April 21, 2025, we effected a 1-for-20 reverse stock split of our common stock. The reverse stock split had no impact on the number of authorized shares or the par value of preferred and common stock. Trading of our common stock on The Nasdaq Global Select Market commenced on a split-adjusted basis on April 22, 2025.

On May 6, 2025, we were notified by the Nasdaq Listing Qualifications staff that the closing bid price of our common stock had been at $1.00 per share or greater for 10 consecutive business days, from April 22, 2025 to May 5, 2025. Accordingly, we have regained compliance with the Bid Price Requirement and this matter is now closed. If our common stock again closes below the $1.00 per share minimum bid price required by Nasdaq for 30 consecutive business days, we would again receive another notice of non-compliance with Nasdaq's listing standards and face the risk of delisting.

If, in the future, our common stock fails to meet the Bid Price Requirement and we have effected a reverse stock split within the prior one-year period, we will not be eligible for any compliance period to address the bid price deficiency and would be issued a delisting determination rather than be granted a compliance period. Under these circumstances, we could appeal the delisting determination to a Nasdaq hearing panel, during which time any suspension or delisting action will ordinarily be stayed. If we were eligible for a compliance period, there can also be no assurance that we would regain compliance with the Bid Price Requirement during the 180-day compliance period, secure a second 180-day period to regain compliance, maintain compliance with the other Nasdaq listing requirements, or be successful in appealing any delisting determination.

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

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. Additionally, at such time that we are no longer a non-accelerated filer, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. If we are unable to maintain effective internal control over financial reporting, we may not have adequate, accurate or timely financial information, and we may be unable to meet our reporting obligations as a public company or comply with the requirements of the Securities and Exchange Commission or Section 404. This could result in a restatement of our financial statements, the imposition of sanctions, including the inability of registered broker dealers to make a market in our common stock, or investigation by regulatory authorities. Any such action or other negative results caused by our inability to meet our reporting requirements or comply with legal and regulatory requirements or by disclosure of an accounting, reporting or control issue could adversely affect the trading price of our securities and our business. Material weaknesses in our internal control over financial reporting could also reduce our ability to obtain financing or could increase the cost of any financing we obtain. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

There has been an increase in litigation related to corporate diversity, equity and inclusion programs. Relatedly, both advocates and opponents to certain environmental and social matters are increasingly resorting to a range of activism forms, including media campaigns, shareholder proposals, and litigation, to advance their perspectives. To the extent we are subject to such litigation, activism or pressure, we may be required to incur costs or it may otherwise adversely impact our business or reputation.

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

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Seres Therapeutics, Inc., dated June 27, 2023	8-K	001-37465	3.1	6/28/23

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Seres Therapeutics, Inc., dated April 5, 2024	8-K	001-37465	3.1	4/8/24

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Seres Therapeutics, Inc., dated April 21, 2025	8-K	001-37465	3.1	4/22/25

3.6	Amended and Restated Bylaws	8-K	001-37465	3.1	1/2/24

10.1	Seres Therapeutics, Inc. 2025 Incentive Award Plan	8-K	001-37465	10.1	4/14/25

10.2	Non-Employee Director Compensation Policy					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERES THERAPEUTICS, INC.

Date: May 7, 2025	By:	/s/ Marella Thorell
Marella Thorell
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)