Form 10-Q
period 2025-06-30
Seres Therapeutics, Inc.
filed 2025-08-06
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the registrant had 8,754,570 shares of common stock, $0.001 par value per share, outstanding.

Seres Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or the Quarterly Report, contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including without limitation statements regarding our future results of operations and financial position including projected cash runway, requirement for additional funding, business strategy, including potential strategic partnership efforts, ability to recognize the benefits of and complete our obligations under the Transaction (as defined herein), including the Transaction Consideration (as defined herein), prospective products, the timing and results of our clinical studies and data readouts, product approvals, communications with, feedback from, or submissions to the FDA, research and development costs, timing and likelihood of success, our ability to continue as a going concern, our ability to maintain compliance with any applicable Nasdaq listing requirements, executive and director transition matters, or the timing of any of the foregoing, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•
We will need additional funding in order to advance development of our product candidates (including to complete the planned Phase 2 study of SER-155 in allo-HSCT) and commercialize our product candidates, if approved. If we are unable to raise capital or secure a partnership or other business development transaction, we could be forced to delay, reduce or eliminate our product development programs or any potential future commercialization efforts.
•
We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.

•
We are a clinical-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.
•
The total amount of the Milestone Payments (as defined herein) we may receive from the Transaction (as defined herein), and the amounts payable or due under the Profit Sharing Payments (as defined herein), are subject to various risks and uncertainties.
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
•
Disruptions at the FDA and other government agencies caused by funding shortages or staffing limitations could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
•
Current and future legislation or regulation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may adversely affect the prices we may obtain.
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
•
Our future success depends on our ability to manage our recent CEO transition, to retain key executives and to attract, retain and motivate qualified personnel.
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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$45,379	$30,793
Accounts receivable due from SPN - related party	882	2,068
Prepaid expenses and other current assets (1)	2,424	5,813
Total current assets	48,685	38,674
Property and equipment, net	9,622	11,534
Operating lease assets	76,794	80,903
Restricted cash	8,668	8,668
Other non-current assets	31	31
Total assets	$143,800	$139,810
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,200	$4,079
Accrued expenses and other current liabilities	5,809	10,719
Accrued liabilities due to SPN - related party	13,453	17,750
Operating lease liabilities	9,478	8,674
Total current liabilities	30,940	41,222
Operating lease liabilities, net of current portion	77,956	82,966
Other long-term liabilities	1,954	1,838
Total liabilities	110,850	126,026
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 360,000,000 shares authorized at June 30, 2025 and December 31, 2024; 8,754,482 and 8,650,227 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	998,213	991,874
Accumulated other comprehensive loss	—	—
Accumulated deficit	(965,272)	(978,099)
Total stockholders’ equity	32,950	13,784
Total liabilities and stockholders’ equity	$143,800	$139,810

[1] Includes $279 as of June 30, 2025 and $2,683 as of December 31, 2024 of unbilled receivable from SPN (related party) related to certain costs of the transition services performed by the Company. See Note 3, Discontinued Operations and TSA, for further details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development expenses	$12,939	$15,806	$24,760	35,300
General and administrative expenses	10,253	13,065	22,141	28,009
Manufacturing services	1,689	—	5,216	—
Total operating expenses	24,881	28,871	52,117	63,309
Loss from operations	(24,881)	(28,871)	(52,117)	(63,309)
Other income (expense):
Gain on sale of VOWST Business	185	—	52,366	—
Interest income	546	1,230	1,164	2,878
Interest expense	—	—	—	—
Other income (2)	4,295	1,445	11,414	1,332
Total other income, net	5,026	2,675	64,944	4,210
Net income (loss) from continuing operations	$(19,855)	$(26,196)	$12,827	$(59,099)
Net (loss) from discontinued operations, net of tax	$—	$(6,674)	$—	$(13,904)
Net income (loss) and comprehensive income (loss)	$(19,855)	$(32,870)	$12,827	$(73,003)
Net income (loss) from continuing operations per share attributable to common stockholders - basic	$(2.27)	$(3.46)	$1.47	$(7.94)
Net (loss) from discontinued operations per share attributable to common stockholders - basic	$—	$(0.88)	$—	$(1.87)
Net income (loss) per share attributable to common stockholders - basic	$(2.27)	$(4.34)	$1.47	$(9.81)
Net income (loss) from continuing operations per share attributable to common stockholders - diluted	$(2.27)	$(3.46)	$1.47	$(7.94)
Net (loss) from discontinued operations per share attributable to common stockholders - diluted	$—	$(0.88)	$—	$(1.87)
Net income (loss) per share attributable to common stockholders - diluted	$(2.27)	$(4.34)	$1.47	$(9.81)
Weighted average common shares outstanding - basic	8,743,733	7,575,620	8,723,589	7,440,323
Weighted average common shares outstanding - diluted	8,743,733	7,575,620	8,732,176	7,440,323

[2] Includes $3,490 and $9,799 for the three and six months ended June 30, 2025 related to reimbursement received from SPN (related party) for transition services provided by the Company.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands, except share data)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Loss (Income)	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2024	8,650,227	$9	$991,874	$—	$(978,099)	$13,784
Issuance of common stock upon vesting of RSUs and PSUs, net of tax withholdings	12,966	—	—	—	—	—
Issuance of common stock under ESPP	14,188	—	184	—	—	184
Issuance of common stock from at the market equity offering, net of issuance costs of $26	54,806	—	996	—	—	996
Stock-based compensation expense	—	—	2,819	—	—	2,819
Net income	—	—	—	—	32,682	32,682
Balance at March 31, 2025	8,732,187	$9	$995,873	$—	$(945,417)	$50,465
Issuance of common stock upon vesting of RSUs, net of tax withholdings	22,195	—	—	—	—	—
Stock-based compensation expense	—	—	2,340	—	—	2,340
Adjustment for fractional shares due to reverse stock split	100	—	—	—	—	—
Net loss	—	—	—	—	(19,855)	(19,855)
Balance at June 30, 2025	8,754,482	$9	$998,213	$—	$(965,272)	$32,950

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Loss (Income)	Accumulated Deficit	Stockholders’ (Deficit)
Balance at December 31, 2023	6,752,073	$7	$933,372	$—	$(978,235)	$(44,856)
Issuance of common stock upon vesting of RSUs and PSUs, net of tax withholdings	30,440	—	—	—	—	—
Issuance of common stock under ESPP	21,198	—	353	—	—	353
Issuance of common stock from at the market equity offering, net of issuance costs of $548	768,331	1	18,408	—	—	18,409
Stock-based compensation expense	—	—	6,489	—	—	6,489
Net loss	—	—	—	—	(40,133)	(40,133)
Balance at March 31, 2024	7,572,042	$8	$958,622	$—	$(1,018,368)	$(59,738)
Issuance of common stock upon vesting of RSUs, net of tax withholdings	9,498	—	—	—	—	—
Stock-based compensation expense	—	—	5,534	—	—	5,534
Other comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—	—	(32,870)	(32,870)
Balance at June 30, 2024	7,581,540	$8	$964,156	$—	$(1,051,238)	$(87,074)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$12,827	$(73,003)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	5,159	12,023
Depreciation and amortization expense	2,135	2,979
Non-cash operating lease cost	4,109	4,780
Amortization of debt issuance costs	—	950
Loss on disposal of fixed assets	—	293
Impairment of long-lived assets	—	3,267
Change in fair value of warrant liabilities	—	(546)
Changes in operating assets and liabilities:
Accounts receivable due from SPN - related party	1,186	—
Prepaid expenses and other current and other non-current assets	3,389	2,526
Collaboration receivable - related party	—	(9,927)
Inventories	—	(23,350)
Deferred income - related party	—	192
Accounts payable	(1,887)	1,184
Accrued liabilities due to SPN - related party	(4,297)	—
Operating lease liabilities	(4,206)	(2,261)
Accrued expenses and other current and long-term liabilities	(4,794)	5,846
Net cash provided by (used in) operating activities	13,621	(75,047)
Cash flows from investing activities:
Purchases of property and equipment	(215)	(161)
Sales of restricted investments	—	1,401
Net cash (used in) provided by investing activities	(215)	1,240
Cash flows from financing activities:
Proceeds from at the market equity offering, net of issuance costs	996	18,409
Issuance of common stock under ESPP	184	353
Net cash provided by financing activities	1,180	18,762
Net increase (decrease) in cash, cash equivalents, and restricted cash	14,586	(55,045)
Cash, cash equivalents and restricted cash at beginning of period	39,461	136,150
Cash, cash equivalents and restricted cash at end of period	$54,047	$81,105
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$7,160
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$8	$—

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
(ii)
cash installment payments of $50,000, which was received on January 15, 2025 and $25,000, which was received on July 1, 2025 (offset by $1,421 paid by the Company to Nestlé on July 1, 2025 related to certain employment obligations assumed by SPN, as described below), conditioned on the Company’s material compliance with obligations under the Transition Services Agreement (the “TSA”) (as described below) entered into at Closing between the Company and Nestlé Enterprises S.A., an affiliate of SPN, or NESA;

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

As they are earned, the Milestone Payments will be satisfied as follows: (i) first, by set-off against all accrued interest on the Prepaid Milestone until the amount of such accrued interest has been paid in full, (ii) second, by set-off against the outstanding balance of the Prepaid Milestone until the Prepaid Milestone has been repaid in full and (iii) thereafter, in cash. If any amount of the Prepaid Milestone (and any accrued interest thereon) remains outstanding as of following the last day of the Milestone Period (defined below), the balance thereof (together with any interest accrued thereon) will be forgiven and the right of set-off of SPN with respect thereto will be deemed forfeited. The installment payment received on July 1, 2025 was offset by $1,421 paid by the Company to Nestlé on the same date related to certain employment obligations assumed by SPN with respect to the period ended as of the Closing Date.

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

On the Closing Date, the Company entered into a TSA with NESA, which provides for services to be performed by the Company in order to facilitate a transition of the business associated with the VOWST Business to NESA and its affiliates. The scope of the transition services includes the provision of certain manufacturing services and certain administrative functions related to the VOWST Business and operations, including the maintenance of certain manufacturing services and the related facility in which such services are currently conducted. NESA has agreed to pay the Company for certain fixed costs, including a monthly fixed fee and a variable per batch fee for preserved raw material suspension (“PRMS”) manufacturing, and will reimburse the Company for certain costs of the transition services performed by the Company under the TSA, including labor. The Company will provide the manufacturing services until December 31, 2025 and other services for the duration specified in the schedule to the TSA for each service. Following the completion of PRMS manufacturing in the second quarter of 2025, manufacturing services primarily consist of costs incurred to ensure compliance of the facility and management of in-process inventories and samples. The know-how and other intellectual property generated in connection with the performance of the TSA will be owned by NESA with the Company having a non-exclusive license to such know-how and other intellectual property under the Cross-License Agreement. During the term of the

TSA, upon NESA's request, the Company will transfer the specifications for materials and documentation necessary to enable PRMS manufacturing services to a third party service provider designated by NESA. In the event of a material failure by the Company to deliver PRMS under the TSA, NESA will have step-in rights to negotiate to enter into a direct lease with the landlord of the manufacturing facility with respect to the portion of such facility used in connection with the VOWST Business or to cause such services to be performed, with any reasonable out-of-pocket costs and expenses incurred in connection therewith reimbursed by the Company.

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

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2025, the Company had an accumulated deficit of $965,272 and cash and cash equivalents of $45,379.

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

Primarily as a result of the costs associated with continuing the research and development efforts for SER-155 and our live biotherapeutics platform, the Company incurred a loss from operations of $52,117 for the six months ended June 30, 2025. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. Based on the Company’s currently available cash resources, current and forecasted level of operations, and forecasted cash flows for the 12-month period subsequent to the date of issuance of these condensed consolidated financial statements, the Company will require additional funding to support its ongoing operations and meet its obligations as they come due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of June 30, 2025 and for the six months ended June 30, 2025 and 2024 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 13, 2025 (the “Annual Report”).

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The condensed consolidated balance sheet at December 31, 2024 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

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

On April 21, 2025, the Company effected a 1-for-20 reverse stock split of our common stock. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split. The reverse stock split had no impact on the number of authorized shares or the par value of preferred and common stock. Therefore, the Company reclassified an amount equal to the reduction in the number of shares of common stock at par value to additional paid-in capital. No fractional shares were issued in connection with the reverse split, and stockholders who would otherwise be entitled to receive a fractional share instead received a cash payment equal to the fraction of a share of common stock in lieu of such fractional share. Proportionate adjustments were made to the number of shares authorized under the Company’s equity incentive plans, the number of shares subject to any award or purchase right under the Company’s equity incentive plans, and the exercise price or purchase price with respect to any stock option award or purchase right under the Company’s equity incentive plans. See Note 7, Stockholders' Equity, for further information.

Reclassifications

Certain amounts in prior periods have been reclassified to reflect the impact of the discontinued operations treatment of the VOWST Business in order to conform to the current period presentation.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2025.

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

Restricted Cash

The Company held restricted cash of $8,668 as of June 30, 2025 and December 31, 2024, which represents cash held for the benefit of the landlords for certain of the Company’s leases. The Company has classified the restricted cash as long-term on its condensed consolidated balance sheets as the terms of the underlying leases are greater than one year.

Cash, cash equivalents and restricted cash were comprised of the following (in thousands):

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$45,379	$30,793
Restricted cash, non-current	8,668	8,668
Total cash, cash equivalents and restricted cash	$54,047	$39,461

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

The Company has also entered into a Transition Services Agreement with NESA, an affiliate of SPN, in connection with the Transaction, through which the Company will provide certain manufacturing services until December 31, 2025, and other transition services, for the duration specified in the schedule to the TSA for each service. For the three and six months ended June 30, 2025, the Company recognized $3,490 and $9,799, respectively, of TSA reimbursement income in other income in the Company’s condensed consolidated statements of operations and comprehensive income (loss). For the three and six months ended June 30, 2025, the Company has incurred $1,689 and $5,216, respectively, of expenses related to manufacturing services and $1,261 and $3,509, respectively, of TSA labor and passthrough expenses to support the transition services, including finance and accounting, information technology, human resources, operations, and other services.

For the three and six months ended June 30, 2025, $4,585 and $11,987, respectively, has been billed to NESA related to transition services performed by the Company, and the Company received $6,464 and $63,173 from NESA during the periods, respectively, including the first installment payment of $50,000 received in January 2025 that was conditioned on the Company’s material compliance with obligations under the TSA. The $50,000 installment payment was recognized in Gain on sale of VOWST Business within continuing operations in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2025 as the gain was realizable. As of June 30, 2025, the Company has $882 in accounts receivable due from SPN - related party and $279 unbilled receivable included in prepaid expenses and other current asset in the Company’s condensed consolidated balance sheets.

The Company has estimated costs associated with certain accrued liabilities due to SPN - related party as a loss contingency in accordance with ASC 450, Contingencies. These contingent liabilities are presented as Accrued Liabilities due to SPN - related party from continuing operations on the condensed consolidated balance sheet as of June 30, 2025 and December 31, 2024 and consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Profit Sharing Payments	$8,008	$11,230
Royalties associated with the MSK Agreement	2,788	2,786
VOWST post-marketing safety surveillance study	356	771
80.1% of lease cost of Waltham facility	880	1,501
Employment-related costs for conveying employees	1,421	1,462
Total accrued liabilities due to SPN - related party	$13,453	$17,750

The contingent liabilities accrued on the Company's condensed consolidated balance sheet are remeasured at each reporting period based on i) cash payments made by the Company to reduce the accrued liabilities due to SPN - related party and ii) revised estimates of the total remaining liabilities due to SPN - related party. For the three and six months ended June 30, 2025, the Company recognized a gain on sale of VOWST Business of $185 and $2,366, respectively, as a result of the change in accrued liabilities due to SPN - related party.

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

The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. There were no cash flows related to discontinued operations for the six months ended June 30, 2025. For the six months ended June 30, 2024, capital expenditures related to the VOWST Business were $59. Depreciation expense related to the VOWST Business for the same period was $656. Non-cash operating lease costs related to the VOWST Business for the six months ended June 30, 2024 were $959, while the share based compensation expense for the same period was $1,290. There were no other material operating or investing non-cash items related to the VOWST Business for either period presented in the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Laboratory equipment	$24,557	$24,468
Computer equipment	4,058	3,924
Furniture and office equipment	4,524	4,523
Leasehold improvements	30,953	30,954
Construction in progress	861	861
	64,953	64,730
Less: Accumulated depreciation and amortization	(55,331)	(53,196)
	$9,622	$11,534

Depreciation and amortization expense was $1,059, $2,135, $1,420 and $2,979 for the three and six months ended June 30, 2025 and 2024 respectively. The expense for the three and six months ended June 30, 2024 includes amounts related to both continuing and discontinued operations. The Company did not dispose of any assets during the six months ended June 30, 2025. During the six months ended June 30, 2024, the Company disposed of certain assets with a cost basis of $594. In addition, during the six months ended June 30, 2024, the Company recorded an impairment loss of $1,536 related to leasehold improvements at one of the Company’s locations for which impairment indicators were determined to exist as of June 30, 2024. See Note 6, Leases, for further details.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Clinical and development costs	$343	$422
Manufacturing and quality costs	194	478
Payroll and employee-related costs	4,229	7,656
Facility and other	1,043	2,163
	$5,809	$10,719

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

The following table summarizes the presentation in the Company’s condensed consolidated balance sheets of its operating leases (in thousands):

	June 30, 2025	December 31, 2024
Assets:
Operating lease assets	$76,794	$80,903

Liabilities:
Operating lease liabilities	$9,478	$8,674
Operating lease liabilities, net of current portion	77,956	82,966
Total operating lease liabilities	$87,434	$91,640

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease costs	$4,787	$5,705	$9,618	$11,476
Short-term lease costs	—	371	—	745
Variable lease costs	1,721	1,961	2,963	3,928
Sublease income	(809)	(695)	(1,632)	(1,071)
Total lease costs	$5,699	$7,342	$10,949	$15,078

During the three and six months ended June 30, 2025 and 2024, the Company made cash payments for operating leases of $4,837, $9,715, $5,361 and $8,957, respectively. The lease cost and lease payment amounts above include amounts related to discontinued operations for the three and six months ended June 30, 2024.

As of June 30, 2025, future payments of operating lease liabilities are as follows (in thousands):

As of June 30, 2025
2025 (remaining 6 months)	$9,726
2026	19,983
2027	20,582
2028	20,863
2029	20,132
2030 and thereafter	36,850
Total future minimum lease payments	$128,136
Less: interest	(40,702)
Present value of operating lease liabilities	$87,434

As of June 30, 2025, the weighted average remaining lease term was 6.52 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 13%. As of June 30, 2024, the weighted average remaining lease term was 7.46 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 13%.

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

On May 21, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $150,000, from time to time, through an “at the market” equity offering program (“ATM”) under which Cowen acts as sales agent. During the six months ended June 30, 2025, the Company sold 54,806 shares of common stock under the Sales Agreement, at an average price of approximately $18.60 per share, raising aggregate net proceeds of approximately $996 after deducting an aggregate commission of approximately 3% and other issuance costs. During the six months ended June 30, 2024, the Company sold 768,331 shares of common stock under the Sales Agreement, at an average price of approximately $24.60 per share, raising aggregate net proceeds of approximately $18,409 after deducting an aggregate commission of approximately 3% and other issuance costs.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2024	886,123	$129.29	6.59	$87
Granted	512,431	$15.37
Exercised	—	$—
Forfeited	(198,087)	$112.31
Outstanding as of June 30, 2025	1,200,467	$83.46	7.62	$—
Vested or expected to vest as of June 30, 2025	1,200,467	$83.46	7.62	$—
Options exercisable as of June 30, 2025	499,042	$168.97	5.35	$—

The weighted average grant date fair value of stock options granted during the three and six months ended June 30, 2025 and 2024 was $10.18, $13.49, $13.06 and $18.67 per share, respectively.

During the three months ended March 31, 2024, the Company granted stock options to certain executives for the purchase of an aggregate of 127,500 shares of common stock. These awards will vest only to the extent that the 30-day trailing simple average public market closing price of the Company's common stock reaches certain price thresholds. These awards have an exercise price of $22.00 and vest and become exercisable when the market conditions are satisfied or, if later, on the first anniversary of the grant date. These awards expire 10 years from the date of grant. The fair value of these market-based stock options was estimated using a Monte Carlo valuation method. During the three and six months ended June 30, 2025 and 2024, the Company recognized $188, $261, $284, and $426, respectively, of compensation expense related to these awards, respectively.

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

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2024	81,459	$55.36
Granted	11,250	$14.37
Vested	(35,161)	$44.30
Forfeited	(6,349)	$65.29
Unvested restricted stock units as of June 30, 2025	51,199	$52.71

During the three and six months ended June 30, 2025 and 2024, the Company granted 0, 11,250, 258, and 64,316 RSUs, respectively. During the three and six months ended June 30, 2025 and 2024, the Company did not grant any PSUs. RSUs generally vest over four years, with 25% vesting after one year, and the remaining 75% vesting quarterly over the next 3 years, subject to continued service to the Company through the applicable vesting date. PSUs vest according to the performance requirements of the awards, generally when the Company has determined that the specified performance targets have been achieved.

During the three months ended March 31, 2023, the Company granted PSUs to employees for the purchase of an aggregate of 66,135 shares of common stock with a grant date fair value of $110.00. These PSUs begin to vest ratably only upon achievement of specified performance targets, which were achieved in April 2023. Accordingly, the Company recorded $267 and $527 in compensation expense during the three and six months ended June 30, 2024, with respect to these PSUs. The remaining compensation expense associated with these PSUs was fully recognized as of December 31, 2024.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expenses	$1,011	$2,835	$2,341	$6,445
General and administrative expenses	1,329	2,699	2,818	5,578
	$2,340	$5,534	$5,159	$12,023

For the three and six months ended June 30, 2024, the table above includes stock-based compensation amounts related to discontinued operations.

8. Net Income (Loss) per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic Earnings Per Share:
Numerator:
Net income (loss) from continuing operations attributable to common stockholders	$(19,855)	$(26,196)	$12,827	$(59,099)
Net loss from discontinuing operations attributable to common stockholders	$—	$(6,674)	$—	$(13,904)
Net income (loss) attributable to common stockholders - basic	$(19,855)	$(32,870)	$12,827	$(73,003)

Denominator:
Weighted-average shares outstanding - basic	8,743,733	7,575,620	8,723,589	7,440,323
Net income (loss) from continuing operations per share attributable to common stockholders - basic	$(2.27)	$(3.46)	$1.47	$(7.94)
Net loss from discontinued operations per share attributable to common stockholders - basic	$—	$(0.88)	$—	$(1.87)
Net income (loss) per share attributable to common stockholders - basic	$(2.27)	$(4.34)	$1.47	$(9.81)

Diluted Earnings Per Share:
Numerator:
Net income (loss) from continuing operations attributable to common stockholders	$(19,855)	$(26,196)	$12,827	$(59,099)
Net loss from discontinuing operations attributable to common stockholders	$—	$(6,674)	$—	$(13,904)
Net income (loss) attributable to common stockholders - diluted	$(19,855)	$(32,870)	$12,827	$(73,003)

Denominator:
Weighted-average shares outstanding - basic	8,743,733	7,575,620	8,723,589	7,440,323

Dilutive impact from:
Stock options to purchase common stock	—	—	—	—
Unvested restricted stock units	—	—	8,586	—
Shares issuable under employee stock purchase plan	—	—	1	—
Weighted-average shares outstanding - diluted	8,743,733	7,575,620	8,732,176	7,440,323
Net income (loss) per share applicable to common stockholders - diluted	$(2.27)	$(3.46)	$1.47	$(7.94)
Net loss from discontinuing operations attributable to common stockholders - diluted	$—	$(0.88)	$—	$(1.87)
Net income (loss) attributable to common stockholders - diluted	$(2.27)	$(4.34)	$1.47	$(9.81)

Anti-dilutive potential common stock equivalents excluded from the calculation of net income (loss) per share:
Stock options to purchase common stock	1,200,467	965,154	1,200,467	965,154
Unvested restricted stock units	51,199	190,237	51,199	190,237
Shares issuable under employee stock purchase plan	19,991	15,312	12,701	9,675
Warrants to purchase common stock	32,379	58,871	32,379	58,871

The Company’s potential dilutive securities include stock options, unvested restricted common stock and shares issuable under the 2015 Employee Stock Purchase Plan. The effect of dilutive securities was calculated using the treasury stock method. The anti-dilutive potential common stock equivalents for the six months ended June 30, 2025 were excluded from the computation of diluted net income per share attributable to common stockholders because those stock options to purchase common stock and restricted stock units had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods. For that same period, the warrants to purchase common stock were excluded because the exercise price of the Tranche A Warrants is greater than the average fair value of the Company's common shares. The anti-dilutive potential common stock equivalents for the three months ended June 30, 2025 and the three and six months ended June 30, 2024 were excluded from the computation of diluted net loss per share attributable to common stockholders because those stock options to purchase common stock, restricted stock units, and shares issuable under employee stock purchase plan had an anti-dilutive impact as the Company reported a net loss attributable to common stockholders for those periods.

The Company utilizes the control number concept in the computation of diluted earnings per share to determine whether potential common stock equivalents are dilutive. The control number used is income (loss) from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories. Since the Company had a net loss from continuing operations for all periods in which discontinued operations is presented, no dilutive effect has been recognized in the calculation of income from discontinued operations per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for the three and six months ended June 30, 2024.

9. Commitments and Contingencies

Leases

Refer to Note 6, Leases, for discussion of the commitments associated with the Company’s lease portfolio.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2025 or December 31, 2024.

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

The Company did not accrue any liabilities related to legal contingencies in its consolidated financial statements as of June 30, 2025 or December 31, 2024.

10. Income taxes

The Company did not provide for any income taxes in its condensed consolidated statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024. While the Company has net income for the six months ended June 30, 2025, the Company is projecting book and tax losses for the full year ending December 31, 2025, for which it is more likely than not that the Company will not realize a benefit. Based on its evaluation of the positive and negative evidence bearing upon its ability to realize its deferred tax assets, the Company determined that it is more likely than not that it will not realize such benefits. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets as of June 30, 2025 and December 31, 2024, and has not recorded any income taxes for the three and six months ended June 30, 2025 and 2024. Management reevaluates the positive and negative evidence at each reporting period.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States. The Company is evaluating the impact of the OBBBA on its financial statements and financial statement disclosures, including the Company's capitalized research and development expenses.

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

As of June 30, 2025, there was $13,453 included in Accrued Liabilities due to SPN - related party on the Company's condensed consolidated balance sheet, which represents amounts due to SPN pursuant to the Purchase Agreement, which are further described in Note 3, Discontinued Operations and TSA. During the three and six months ended June 30, 2025, the Company paid $0 and $1,309 to SPN related to the Purchase Agreement during the periods, respectively,.

As described in Note 3, Discontinued Operations and TSA, the Company entered into the TSA with NESA, an affiliate of SPN, in connection with the Transaction, through which the Company will provide certain manufacturing services until December 31, 2025, and other transition services, for the duration specified in the schedule to the TSA for each service. For the three and six months ended June 30, 2025, the Company recognized $3,490 and $9,799, respectively, of TSA reimbursement income in other income in the Company’s condensed consolidated statements of operations and comprehensive income (loss). For the three and six months ended June 30, 2025, the Company has incurred $1,689 and $5,216, respectively, of expenses related to manufacturing services and $1,261 and $3,509, respectively, of TSA labor and passthrough expenses to support the transition services, including finance and accounting, information technology, human resources, operations, and other services.

During the three and six months ended June 30, 2025, $4,585 and $11,987, respectively, has been billed to NESA related to transition services performed by the Company, and the Company received payments of $6,464 and $63,173, respectively, related to transition services performed, which includes the first installment payment of $50,000 received in January 2025 that was conditioned on the Company’s material compliance with obligations under the TSA. As of June 30, 2025, the Company has $882 in accounts receivable due from SPN - related party and $279 unbilled receivable included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets.

12. Segment Reporting

Our co-Chief Executive Officers, who are the Chief Operating Decision Makers (“CODMs”), manage and allocate resources to the operations of our company on a total company basis by assessing the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with our long-term company-wide strategic goals. The CODMs use the Company’s consolidated net income (loss) to monitor actual results versus the budget in assessing segment performance and the allocation of resources. The measure of segment assets is reported on the consolidated balance sheets as total assets.

The Company's reportable segment net income (loss) for the three and six months ended June 30, 2025 and 2024, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Significant segment expenses:
Live biotherapeutics platform	$5,808	$6,687	$10,931	$15,851
SER-155	1,044	2,207	1,621	4,607
R&D personnel-related (including stock-based compensation)	6,084	6,906	12,202	14,751
G&A personnel-related (including stock-based compensation)	3,725	5,698	7,898	12,339
Professional fees	2,155	2,091	5,335	4,719
Facility-related and other	4,373	5,276	8,908	10,951
Gain on sale of VOWST Business	(185)	—	(52,366)	—
Other segment expense (income) (1)	(3,149)	(2,669)	(7,356)	(4,119)
Net income (loss) from continuing operations	(19,855)	(26,196)	12,827	(59,099)
Net (loss) from discontinued operations, net of tax (2)	—	(6,674)	—	(13,904)
Net income (loss)	$(19,855)	$(32,870)	$12,827	$(73,003)

[1] Other segment (expense) income includes manufacturing services expenses, research and development expenses on early stage programs, interest income and other (expense) income, net.

[2] See Note 3, Discontinued Operations and TSA, for further details.

13. Subsequent Events

Executive Officer Transition

On July 17, 2025, Eric D. Shaff, President and Chief Executive Officer and Director of the Company and also the CODM, resigned from his positions as President and Chief Executive Officer of the Company, effective July 31, 2025 (the “Effective Date”). Mr. Shaff continues in his role as a Class I member of the Company’s board of directors. As of the Effective Date, each of the Company’s Executive Vice President and Chief Financial Officer, Marella Thorell, and the Company’s Executive Vice President and Chief Legal Officer, Thomas J. DesRosier, were appointed as the Co-Presidents and Co-Chief Executive Officers of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, such as statements regarding our plans, objectives, expectations, intentions and projections, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report, our actual results could differ materially from the results described in, or implied by, these forward-looking statements.

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

Based on prior FDA feedback, we have continued preparations for a SER-155 Phase 2 study in allo-HSCT that could provide a time and capital-efficient path to obtaining clinical results. We require additional capital to begin this study. In May 2025, we filed the SER-155 Phase 2 protocol with the FDA and are awaiting feedback, which is expected to support finalizing the protocol. The SER-155 Phase 2 study is expected to enroll approximately 248 participants and incorporate an adaptive design and an interim data analysis when approximately half of the enrolled participants have reached the primary endpoint. We expect to obtain the interim clinical results within twelve months following study initiation, which we believe will facilitate timely engagement with the FDA on the design of a Phase 3 study and inform development in adjacent medically vulnerable patient populations. We believe that positive results, if achieved, from the Phase 2 study could enable advancement into a single Phase 3 trial to support registration.

We are in active discussions with multiple parties regarding sources of capital and other resources as we execute on our strategy to advance SER-155 and our broader portfolio of live biotherapeutic product candidates. Ongoing discussions are addressing various deal structures, including partnerships, out-licensing deals, mergers and other types of transactions with counterparties who could provide capital and other resources to enable the clinical progression of SER-155 and continue advancement of our pipeline.

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

Our business development discussions are focused on supporting SER-155 clinical advancement to reduce the risk of BSIs, including life-threatening and antimicrobial resistant infections, in medically vulnerable patient populations. We believe that SER-155 and other cultivated live biotherapeutic candidates could be developed in additional patient populations beyond allo-HSCT, including autologous-HSCT patients, cancer patients with neutropenia, chimeric antigen receptors therapy recipients, or CAR-T, individuals with chronic liver disease, or CLD, solid organ transplant recipients, as well as patients in the intensive care unit and long-term acute care facilities.

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

Our product candidates are in early-stage clinical or preclinical development. Our ability to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our loss from operations was $52.1 million for the six months ended June 30, 2025. As of June 30, 2025, we had an accumulated deficit of $965.3 million.

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

As of June 30, 2025, we had cash and cash equivalents totaling $45.4 million. Based on our currently available cash resources, including the capital obtained from the Transaction, and considering our future operating plans and our ongoing obligations related to the Transaction, we anticipate that we will require additional funding in the first quarter of 2026. In accordance with applicable accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within 12 months after the date of the issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In performing this analysis, we excluded certain elements of our operating plan that cannot be considered probable of occurring. Under the applicable accounting standards, any future transactions or equity issuances cannot be considered probable, as these events are outside our control. Accordingly, management has concluded that substantial doubt exists about our ability to continue as a going concern for 12 months from the date the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, are issued. See “Risk Factors— Risks

Related to Our Financial Position and Need for Additional Capital —We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.”

On July 17, 2025, Eric D. Shaff, President, Chief Executive Officer and Director of the Company, resigned from his positions as President and Chief Executive Officer of the Company, effective July 31, 2025 (the “Effective Date”). Mr. Shaff continues in his role as a Class I member of the Company’s board of directors (the “Board“). As of the Effective Date, each of the Company’s Executive Vice President and Chief Financial Officer, Marella Thorell, and the Company’s Executive Vice President and Chief Legal Officer, Thomas J. DesRosier, were appointed as the Co-Presidents and Co-Chief Executive Officers of the Company.

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
(ii)
cash installment payments of $50 million, which was received on January 15, 2025, and $25 million, which was received on July 1, 2025 (offset by $1.4 million paid by us to Nestlé on July 1, 2025 related to certain employment obligations assumed by SPN, as described below), conditioned on our material compliance with obligations under the TSA (as defined below), which was entered into at Closing between us and Nestlé Enterprises S.A., an affiliate of SPN, or NESA;
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

See Risk Factors— Risks Related to Our Financial Position and Need for Additional Capital— The total amount of the Milestone Payments we may receive from the Transaction, and the amounts payable or due under the Profit Sharing Payments, are subject to various risks and uncertainties.

As they are earned, the Milestone Payments will be satisfied as follows: (1) first, by set-off against all accrued interest on the Prepaid Milestone until the amount of such accrued interest has been paid in full, (2) second, by set-off against the outstanding balance of the Prepaid Milestone until the Prepaid Milestone has been repaid in full and (3) thereafter, in cash. If any amount of the Prepaid Milestone (and any accrued interest thereon) remains outstanding as of following the last day of the Milestone Period (defined below), the balance thereof (together with any interest accrued thereon) will be forgiven and the right of set-off of SPN with respect thereto will be deemed forfeited. The installment payment received on July 1, 2025 was offset by $1.4 million we paid to Nestlé on the same date related to certain employment obligations assumed by SPN with respect to the period ending as of the Closing Date.

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

We estimated the costs associated with these future payments and recorded them within accrued liabilities due to SPN - related party on our condensed consolidated balance sheets as of the Closing. The contingent liabilities are remeasured at each reporting period based on (i) cash payments made by the Company to reduce the accrued liabilities due to SPN - related party and (ii) revised estimates of the total remaining liabilities due to SPN - related party. As of June 30, 2025, the contingent liabilities included $8.0 million associated with the Profit Sharing Payments, $2.8 million associated with the MSK Agreement, $0.9 million associated with our obligation to pay 80.1% of the costs associated with the lease of the Waltham facility through December 31, 2025, $1.4 million associated with certain employment-related costs for conveying employees, and $0.4 million associated with our ongoing post-marketing safety study of VOWST. We recorded a gain of $0.2 million for the three months ended June 30, 2025 primarily as a result of actual post-marketing safety study costs that were lower than the previous estimate.

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

In connection with the Closing, we and SPN entered into a securities purchase agreement, or the Securities Purchase Agreement, pursuant to which SPN purchased 714,285 shares of our common stock, or the Shares, at Closing, at a purchase price per share of $21.00, for an aggregate purchase price of $15 million. Under the terms of the Securities Purchase Agreement, SPN agreed not to sell or transfer the Shares for a period of six months after Closing, subject to certain customary exceptions. We agreed to register the resale of the Shares by SPN within 90 days of Closing. On October 1, 2024, we filed a registration statement to register the Shares, which became effective on October 11, 2024. In addition, under the terms of the Securities Purchase Agreement, for as long as SPN, together with its affiliates, beneficially owns at least 10% of our outstanding shares of common stock, we agreed to take such action within our control to include one individual designated by SPN in the slate of nominees recommended by our Board (or the applicable committee of the board of directors) to our stockholders for election to the Board at the applicable stockholder meeting. SPN designated Hans-Juergen Woerle, M.D., Ph.D., and on February 4, 2025, our Board appointed Dr. Woerle to the Board as a Class III director, with a term expiring at our 2027 annual meeting of stockholders. The Securities Purchase Agreement contains customary representations and warranties and closing conditions.

In connection with the Closing, we entered into a Transition Services Agreement, or the TSA, with NESA, which provides for services to be performed by us in order to facilitate a transition of the business associated with the VOWST Business to NESA and its affiliates. The scope of the transition services includes the provision of certain manufacturing services and certain administrative functions related to the VOWST Business and operations, including the maintenance of certain manufacturing services and the related facility in which such services are currently conducted. NESA has agreed to pay us for certain fixed costs, including a monthly fixed fee and a variable per batch fee for preserved raw material suspension manufacturing, or PRMS, and will reimburse us for certain costs of the transition services performed by us under the TSA, including labor. We will provide the manufacturing services until December 31, 2025 and other services for the duration specified in the schedule to the TSA for each service. Following the completion of PRMS manufacturing in the second quarter of 2025, manufacturing services primarily consist of costs incurred to ensure compliance of the facility and management of in-process inventories and samples. The know-how and other intellectual property generated in connection with the performance of the TSA will be owned by NESA with us having a non-exclusive license to such know-how and other intellectual property under the Cross-License Agreement. During the term of the TSA, upon NESA's request, we will transfer the specifications for materials and documentation necessary to enable PRMS manufacturing services to a third party service provider designated by NESA. In the event of a material failure by us to deliver PRMS under the TSA, NESA will have step-in rights to negotiate to enter into a direct lease with the landlord of the manufacturing facility with respect to the portion of such facility used in connection with the VOWST Business or to cause such services to be performed, with any reasonable out-of-pocket costs and expenses incurred in connection therewith reimbursed by us.

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

The incidence of BSIs was significantly lower in the SER-155 arm compared with the placebo arm (2/20 (10%) vs. 6/14 (42.9%), respectively; [Odds Ratio: 0.15; 95% CI: 0.01, 1.13, p=0.0423]), which represents a relative risk reduction of approximately 77% and an absolute risk reduction of approximately 33%, resulting in a number needed to treat (NNT) of 3 for SER-155 to prevent a BSI event. In addition, while antibiotic starts were similar in each arm, patients administered SER-155 were treated with antibiotics for a significantly shorter duration compared to patients in the placebo arm (9.2 days vs. 21.1 days, respectively, with a mean difference of -11.9 days [95% CI: -23.85, -0.04; p=0.0494]). The incidence of febrile neutropenia was lower in patients administered SER-155 compared to placebo (65% vs. 78.6%, respectively; [Odds Ratio: 0.51; 95% CI: 0.07, 2.99; p=0.4674]). Six cases of gastrointestinal infections (C. difficile infections) were observed in the study, with four cases (20%) in the SER-155 arm and two cases (14.3%) in the placebo arm.

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

Proposed SER-155 Phase 2 Study

Based on prior FDA feedback, we have continued preparations for a SER-155 Phase 2 study in allo-HSCT that could provide a time and capital-efficient path to obtaining clinical results. We require additional capital to begin this study. In May 2025, we filed the SER-155 Phase 2 protocol with the FDA and are awaiting feedback, which is expected to support finalizing the protocol. The SER-155 Phase 2 study is expected to enroll approximately 248 participants and incorporate an adaptive design and an interim data analysis when approximately half of the enrolled participants have reached the primary endpoint. We expect to obtain the interim clinical results within twelve months following study initiation, which we believe will facilitate timely engagement with the FDA on the design of a Phase 3 study and inform development in adjacent medically vulnerable patient populations. We believe that positive results, if achieved, from the Phase 2 study could enable advancement into a single Phase 3 trial to support registration.

We are in active discussions with multiple parties regarding sources of capital and other resources as we execute on our strategy to advance SER-155 and our broader portfolio of live biotherapeutic product candidates. Ongoing discussions are addressing various deal structures, including partnerships, out-licensing deals, mergers and other types of transactions with counterparties who could provide capital and other resources to enable the clinical progression of SER-155 and continue advancement of our pipeline.

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

In April 2025, we presented SER-155 Phase 1b clinical and exploratory biomarker results at the 51st annual meeting of the European Society for Blood and Marrow Transplantation, or EBMT. Our presented poster was recognized by the EBMT scientific organizing committee and obtained the “Best Clinical Poster Award.”

In May 2025, we presented data at the Digestive Disease Week, or DDW conference highlighting preclinical and clinical data that enable identification of patients with a disease etiology linked to the gastrointestinal microbiome, and the identification of microbiome-based biomarkers that are predictive of response and suitable for patient selection and stratification in clinical trials. Our poster, entitled “Candidate Biomarkers of Microbiome Disruption for Patient Selection or Stratification in Clinical Trials of Microbiome Therapies in Ulcerative Colitis” received a Poster of Distinction award in the Microbiome and Microbial Therapies subgroup. We believe that the data generated suggest that live biotherapeutics could provide a novel treatment modality that could benefit patients living with gut-related inflammatory and immune diseases that are not effectively addressed today. Furthermore, research indicates that specific patient subpopulations optimally suited for biotherapeutic-based treatments may be identifiable. We are exploring options, including potential partnerships, to advance the development of our biotherapeutics in inflammatory and immune diseases, including ulcerative colitis and Crohn’s disease.

In May 2025, we presented new exploratory biomarker data from the SER-155 Phase 1b study in a poster session at the 2025 American Society of Clinical Oncology, or ASCO, Annual Meeting. The biomarker data presented at ASCO demonstrate the potential of SER-155 to promote immune reconstitution following allo-HSCT by modulating homeostatic cytokines and peripheral T-cell expansion. In post hoc analyses from the SER-155 Phase 1b study, significantly higher levels of the homeostatic cytokine IL-7 were observed both after the second course of SER-155 (administered after neutrophil recovery) and at HSCT Day 100, as compared to placebo. Additionally, a higher frequency of CD4+ T cells was observed in peripheral blood at these same timepoints in the SER-155 arm. We believe the results support the ability of SER-155 to promote peripheral T-cell recovery and immune reconstitution to support favorable outcomes post allo-HSCT.

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

Intellectual Property

Patent Portfolio

We have an extensive patent portfolio directed to rationally designed ecologies of spores and microbes. The portfolio includes both company-owned patents and applications, and those that we have rights to as licensee. The patents and applications included in our portfolio cover both composition of matter and methods (e.g., method of treating). Our intellectual property rights related to SER-155 and SER-147 extend through at least 2043 (not including any potential term extension). We plan on continuing to broaden our patent portfolio. Currently, we have 23 active patent families, which includes 20 nationalized applications and three at the provisional stage. To date, we have obtained issuance of 32 U.S. patents (which includes three as licensee). Of the issued U.S. patents, 13 U.S. patents (including one as licensee) have been assigned to Nestlé Health Science as part of its purchase of VOWST.

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

We will provide the manufacturing services until December 31, 2025. We expect manufacturing services expenses to increase in 2025 as compared to 2024, given the TSA obligations exist for the full year in 2025 as compared to one quarter in 2024.

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
•
the amount Nestlé agrees to pay for costs associated with PRMS manufacturing; and reimbursement for certain labor and other passthrough costs of the transition services performed by the Company under the TSA; and
•
gains or losses associated with the change in the Company's accrued liabilities due to SPN - related party.

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

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in the three and six months ended June 30, 2025 or 2024.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 13, 2025, or the Annual Report, are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the three and six months ended June 30, 2025.

Results of Operations

Comparison of Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change

Operating expenses:
Research and development	$12,939	$15,806	(2,867)
General and administrative	10,253	13,065	(2,812)
Manufacturing services	1,689	—	1,689
Total operating expenses	24,881	28,871	(3,990)
Loss from continuing operations	(24,881)	(28,871)	3,990
Other income (expense):
Gain on sale of VOWST Business	185	—	185
Interest income	546	1,230	(684)
Interest expense	—	—	—
Other income	4,295	1,445	2,850
Total other income, net	5,026	2,675	2,351
Net (loss) from continuing operations	$(19,855)	$(26,196)	$6,341

Research and Development Expenses

	Three Months Ended June 30,
	2025	2024	Change

Live biotherapeutics platform	$5,808	$6,687	$(879)
SER-155	1,044	2,207	(1,163)
Early stage programs	3	6	(3)
Total direct research and development expenses	6,855	8,900	(2,045)
Personnel-related (including stock-based compensation)	6,084	6,906	(822)
Total research and development expenses	$12,939	$15,806	$(2,867)

Research and development expenses were $12.9 million for the three months ended June 30, 2025 and $15.8 million for the three months ended June 30, 2024. The decrease of $2.9 million was primarily due to the following:

•
a decrease in personnel-related costs of $0.8 million primarily due to a decrease in salaries, bonus, employee benefits expenses, and stock-based compensation expense due to lower headcount;
•
a decrease of $0.9 million in expenses related to our live biotherapeutics platform and research and development operations due to a decrease of $0.4 million of facilities and depreciation expense, as well as decreases of $0.3 million of employee-related costs, and decreases in other costs including lab assays and clinical storage costs, and
•
a decrease of $1.2 million in expenses related to our SER-155 program due to lower clinical trial costs as the Phase 1b study has largely been completed.

General and Administrative Expenses

	Three Months Ended June 30,
	2025	2024	Change

Personnel related (including stock-based compensation)	$3,725	$5,698	$(1,973)
Professional fees	2,155	2,091	64
Facility-related and other	4,373	5,276	(903)
Total general and administrative expenses	$10,253	$13,065	$(2,812)

General and administrative expenses were $10.3 million for the three months ended June 30, 2025 compared to $13.1 million for the three months ended June 30, 2024. The decrease of $2.8 million was primarily due to the following:

•
a decrease in personnel-related costs of $2.0 million primarily due to a decrease in salaries, bonus, employee benefits expenses, and stock-based compensation expenses due to the decrease in headcount period over period; and
•
a decrease in facility-related and other costs of $0.9 million primarily related to headcount-based information technology costs that were reduced following the decrease in headcount.

Manufacturing Services

Manufacturing services costs began with the effectiveness of the TSA with Nestlé in the fourth quarter of 2024 and resulted in $1.7 million of expenses for the three months ended June 30, 2025. The expenses are associated with the PRMS manufacturing performed on behalf of Nestlé, including labor, materials, allocated facility-related, lab supplies and other manufacturing costs that would have been capitalized into inventory prior to the sale of VOWST Business.

Other Income, Net

Other income, net was $5.0 million and $2.7 million for the three months ended June 30, 2025 and 2024, respectively. The increase of $2.4 million in other income, net was primarily due to the $3.5 million of reimbursement income from Nestlé associated with the performance of TSA services. The increases were partially offset by a decrease in interest income of $0.7 million due to our lower cash balance.

Comparison of Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	24,760	35,300	(10,540)
General and administrative	22,141	28,009	(5,868)
Manufacturing services	5,216	—	5,216
Total operating expenses	52,117	63,309	(11,192)
Loss from continuing operations	(52,117)	(63,309)	11,192
Other income (expense):
Gain on sale of VOWST Business	52,366	—	52,366
Interest income	1,164	2,878	(1,714)
Interest expense	—	—	—
Other income	11,414	1,332	10,082
Total other income, net	64,944	4,210	60,734
Net income (loss) from continuing operations	$12,827	$(59,099)	$71,926

Research and Development Expenses

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
Live biotherapeutics platform	$10,931	$15,851	$(4,920)
SER-155	1,621	4,607	(2,986)
Early stage programs	6	91	(85)
Total direct research and development expenses	12,558	20,549	(7,991)
Personnel-related (including stock-based compensation)	12,202	14,751	(2,549)
Total research and development expenses	$24,760	$35,300	$(10,540)

Research and development expenses were $24.8 million for the six months ended June 30, 2025 and $35.3 million for the six months ended June 30, 2024. The decrease of $10.5 million was primarily due to the following:

•
a decrease in personnel-related costs of $2.5 million primarily due to a decrease in salaries, bonus, employee benefits expenses, and stock-based compensation expense due to lower headcount;

•
a decrease of $4.9 million in expenses related to our live biotherapeutics platform and research and development operations due to a decrease of $3.9 million of facilities and depreciation expense primarily related to the impairment charge that we recorded in the first quarter of 2024, as well as decreases of $0.5 million of employee-related costs, $0.3 million of clinical storage costs, and $0.2 million of lab assays, and
•
a decrease of $3.0 million in expenses related to our SER-155 program due to lower clinical trial costs as the Phase 1b study has largely been completed.

General and Administrative Expenses

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
Personnel related (including stock-based compensation)	$7,898	$12,339	$(4,441)
Professional fees	5,335	4,719	616
Facility-related and other	8,908	10,951	(2,043)
Total general and administrative expenses	$22,141	$28,009	$(5,868)

General and administrative expenses were $22.1 million for the six months ended June 30, 2025 compared to $28.0 million for the six months ended June 30, 2024. The decrease of $5.9 million was primarily due to the following:

•
a decrease in personnel-related costs of $4.4 million primarily due to a decrease in salaries, bonus, employee benefits expenses, and stock-based compensation expenses due to the decrease in headcount period over period; and
•
a decrease in facility-related and other costs of $2.0 million primarily related to headcount-based information technology costs that were reduced following the decrease in headcount, as well as impairment charges recorded in the first quarter of 2024 related to our idled donor collection facility in Cambridge, Massachusetts.

These decreases were partially offset by an increase in professional fees of $0.6 million due to an increase in consulting fees, which were primarily related to information technology consultants engaged to assist with the TSA, which costs are reimbursable by Nestlé.

Manufacturing Services

Manufacturing services costs began with the effectiveness of the TSA with Nestlé in the fourth quarter of 2024 and resulted in $5.2 million of expenses for the six months ended June 30, 2025. The expenses are associated with the PRMS manufacturing performed on behalf of Nestlé, including labor, materials, allocated facility-related, lab supplies and other manufacturing costs that would have been capitalized into inventory prior to the sale of VOWST Business.

Other Income, Net

Other income, net was $64.9 million and $4.2 million for the six months ended June 30, 2025 and 2024, respectively. The $60.7 million increase in other income, net was primarily due to the $50.0 million installment payment received from Nestlé in January 2025 that was conditioned on the Company’s material compliance with obligations under the TSA, $9.8 million of reimbursement income from Nestlé associated with the performance of TSA services, as well as a $2.4 million gain as a result of a change in estimate of the accrued liabilities due to SPN - related party. The increases were partially offset by a decrease in interest income of $1.7 million due to our lower cash balance.

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
(ii)
cash installment payments of $50 million, which was received on January 15, 2025, and $25 million, which was received on July 1, 2025 (offset by $1.4 million paid by us to Nestlé on July 1, 2025 related to certain employment obligations assumed by SPN, as described below), conditioned on our material compliance with obligations under the TSA entered into at Closing between us and NESA;
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

As they are earned, the Milestone Payments will be satisfied as follows: (i) first, by set-off against all accrued interest on the Prepaid Milestone until the amount of such accrued interest has been paid in full, (ii) second, by set-off against the outstanding balance of the Prepaid Milestone until the Prepaid Milestone has been repaid in full and (iii) thereafter, in cash. If any amount of the Prepaid Milestone (and any accrued interest thereon) remains outstanding as of following the last day of the Milestone Period (defined below), the balance thereof (together with any interest accrued thereon) will be forgiven and the right of set-off of SPN with respect thereto will be deemed forfeited. The installment payment received on July 1, 2025 was offset by $1.4 million that we paid to Nestlé on the same date related to certain employment obligations assumed by SPN through the period prior to the Closing Date.

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

In May 2021, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $150.0 million, from time to time, through an “at the market” equity offering program under which Cowen acts as sales agent. As of June 30, 2025, we have sold 1,503,956 shares of common stock under the Sales Agreement, at an average price of approximately $32.65 per share, raising aggregate net proceeds of approximately $47.1 million after deducting an aggregate commission of approximately 3% and other issuance costs.

As of June 30, 2025, we had cash and cash equivalents totaling $45.4 million and an accumulated deficit of $965.3 million. For the six months ended June 30, 2025, we incurred a loss from continuing operations of $52.1 million. We expect that our operating losses and negative cash flows will continue for the foreseeable future.

Under applicable accounting standards, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within 12 months after the date the consolidated financial statements are issued. The ability to obtain sufficient proceeds from additional equity offerings, collaborations or other financing with terms favorable or acceptable to us cannot be considered probable, as these events are outside of our control. Based on our currently available cash resources, including the capital obtained from the Transaction, and considering our future operating plans and our ongoing obligations related to the Transaction, we anticipate that we will require additional funding in the first quarter of 2026. Accordingly, management has concluded that these circumstances raise substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. We will need to generate significant revenues to achieve profitability, and we may never do so. Because of the numerous risks and uncertainties associated with the development of our current and any future product candidates, the development of our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses required for completing the research and development of our product candidates.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Cash provided by (used in) operating activities	$13,621	$(75,047)
Cash (used in) provided by investing activities	(215)	1,240
Cash provided by financing activities	1,180	18,762
Net increase (decrease) in cash, cash equivalents and restricted cash	$14,586	$(55,045)

Operating Activities

During the six months ended June 30, 2025, cash provided by operating activities was $13.6 million due to net income of $12.8 million and non-cash charges of $11.4 million, partially offset by changes in our operating assets and liabilities of $10.6 million. Non-cash charges consisted of stock-based compensation expense of $5.2 million, $4.1 million related to the amortization of right-of-use assets, and $2.1 million of depreciation and amortization. Changes in our operating assets and liabilities during the six months ended June 30, 2025 consisted of a decrease in accrued liabilities due to SPN of $4.3 million, a decrease in operating lease liabilities of $4.2 million, a decrease in accrued expenses and other current and long-term liabilities of $4.8 million, and a decrease in accounts payable of $1.9 million, partially offset by a decrease in prepaid expenses and other current and other non-current assets of $3.4 million and a decrease in accounts receivable due from SPN of $1.2 million.

During the six months ended June 30, 2024, operating activities used $75.0 million of cash, primarily due to a net loss of $73.0 million and changes in our operating assets and liabilities of $25.8 million, partially offset by non-cash charges of $23.7 million. Non-cash charges consisted of stock-based compensation expense of $12.0 million, $4.8 million related to the amortization of right-of-use assets, $3.0 million of depreciation and amortization, $1.0 million of amortization of debt issuance costs, $0.3 million loss on disposal of fixed assets, and $3.3 million of impairment charges related to our long-lived assets. These were partially offset by a $0.5 million decrease in the fair value of warrants. Changes in our operating assets and liabilities during the six months ended June 30, 2024 consisted of a decrease in operating lease liabilities of $2.3 million, an increase in inventories of $23.4 million related to the capitalization of VOWST manufacturing costs during the period, and an increase in collaboration receivable - related party of $9.9 million, partially offset by an increase in accrued expenses and other current and long-term liabilities of $5.8 million, a decrease in prepaid expenses and other current and other noncurrent assets of $2.5 million, an increase in deferred income - related party of $0.2 million, and an increase in accounts payable of $1.2 million.

Investing Activities

During the six months ended June 30, 2025, net cash used in investing activities was $0.2 million, consisting entirely of purchases of property and equipment.

During the six months ended June 30, 2024, net cash provided by investing activities was $1.2 million, consisting of a $1.4 million sale of a restricted investment relating to a security deposit on one of our leases that was reclassified as restricted cash, partially offset by $0.2 million of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2025, net cash provided by financing activities was $1.2 million, consisting of $1.0 million from the issuance of common stock under our at the market equity program, net of issuance costs and $0.2 million from the issuance of common stock under our 2015 Employee Stock Purchase Plan, or ESPP.

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

Because of the numerous risks and uncertainties associated with the development of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•
the total amount of the Milestone Payments we may receive from the Transaction, and the amounts payable or due under the Profit Sharing Payments;
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

As discussed in Note 1 of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within 12 months after the date the condensed consolidated financial statements are issued. The ability to obtain sufficient proceeds from additional equity offerings, collaborations or other financing with terms favorable or acceptable to us cannot be considered probable, as these events are outside of our control. Accordingly, management has concluded that these circumstances raise substantial doubt about our ability to continue as a going concern. Based on our currently available cash resources, including the capital obtained from the Transaction, and considering our future operating plans and our ongoing obligations related to the Transaction, we anticipate that we will require additional funding in the first quarter of 2026.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments was included in our Annual Report. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates and inflation. These market risks arise in the normal course of business. During the three months ended June 30, 2025, there have been no material changes to the information included under Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our co-principal executive officers and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our co-principal executive officers and principal financial officer concluded that as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Need for Additional Capital

We will need additional funding in order to advance development of our product candidates (including to complete the planned Phase 2 study of SER-155 in allo-HSCT) and commercialize our product candidates, if approved. If we are unable to raise capital or secure a partnership or other business development transaction, we could be forced to delay, reduce or eliminate our product development programs or any potential future commercialization efforts, or pursue other strategic alternatives.

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

We are actively seeking a business development transaction, which may include a partnership, to provide financial support and who shares our vision to realize the clinical and commercial value of SER-155. Our strategic discussions are focused on supporting SER-155 clinical advancement to reduce the risk of bloodstream infections, including life-threatening and AMR infections, in medically vulnerable patient populations. We believe that SER-155 and other cultivated live biotherapeutic candidates could be developed in additional patient populations beyond allo-HSCT, including autologous-HSCT patients, cancer patients with neutropenia, CAR-T recipients, individuals with chronic liver disease, solid organ transplant recipients, as well as patients in the intensive care unit and long-term acute care facilities. We are also exploring collaborations to advance the development of our investigational biotherapeutics in inflammatory and immune diseases, including ulcerative colitis and Crohn’s disease.

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. Our future capital requirements will depend on many factors, including:

•
the cost of conducting clinical trials for our lead candidate, SER-155 in allo-HSCT and other targeted indications, and other product candidates in our pipeline;
•
the total amount of the Milestone Payments we may receive from the Transaction, and the amounts payable or due under the Profit Sharing Payments;
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

Based on our currently available cash resources, including the capital obtained from the Transaction, and considering our future operating plans and our ongoing obligations related to the Transaction, we anticipate that we will require additional funding in the first quarter of 2026. Because the ability to obtain sufficient proceeds from additional equity offerings, collaborations or other financing with terms favorable or acceptable to us cannot be considered probable according to the applicable accounting standards because they are outside our control, there is substantial doubt about our ability to continue as a going concern for at least 12 months from the date that our condensed consolidated financial statements for the six months ended June 30, 2025 were issued. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments to reflect the possible inability of the Company to continue as a going concern within 12 months after the issuance of such financial statements.

We are a clinical-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss from continuing operations was $125.8 million for the year ended December 31, 2024, and we are forecasting a net loss for the year ending December 31, 2025. As of June 30, 2025, we had an accumulated deficit of $965.3 million. As noted elsewhere in this Quarterly Report on Form 10-Q, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To date, we have financed our operations through the public offerings of our common stock, private placements of our common stock and preferred stock, payments under our prior collaboration agreements and loan facility. We have devoted substantially all of our financial resources and efforts to developing our live biotherapeutics platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We have only developed one FDA-approved product, VOWST, which was sold to SPN in September 2024. We have not completed development of any of our other product candidates, which we call live biotherapeutic candidates, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future. While we plan to focus our investment on continuing the development of SER-155 and advancing our other wholly-owned cultivated live biotherapeutic candidates, our expenses may increase substantially in connection with our ongoing and future activities, particularly if and as we:

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

The total amount of the Milestone Payments we may receive from the Transaction, and the amounts payable or due under the Profit Sharing Payments, are subject to various risks and uncertainties.

The remaining Milestone Payments associated with the Transaction are as follows:

•
a $60 million Prepaid Milestone tied to the achievement of the First Sales Milestone of worldwide annual net sales of the Product of $150 million, which was paid in cash at Closing, which Prepaid Milestone will accrue interest at a fixed rate of 10% per annum until the First Sales Milestone is achieved and 5% per annum thereafter until the earlier of (x) the date on which the Prepaid Milestone, plus accrued interest thereon, has been repaid in full by set-off and (y) the last day of the Milestone Period; and
•
future Milestone Payments of (x) $125 million tied to the achievement of worldwide annual net sales of the Product of $400 million and (y) $150 million tied to the achievement of worldwide annual net sales of the Product of $750 million, during the Milestone Period from Closing until December 31 of the calendar year in which the tenth anniversary of Closing occurs.

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

The Milestone Payments are subject to various risks and uncertainties. The Milestone Payments will be based on the achievement of specified worldwide net sales targets for the Product. Interest on the Prepaid Milestone will accrue and will reduce any corresponding Milestone Payments based on the length of time it takes to achieve the milestones. It is not possible to determine with precision as of the date of this Quarterly Report on Form 10-Q the amount or timing of worldwide net sales the Product will generate in the future and, therefore, it is possible that the Milestone Payments will not be earned or will be limited by lower Product net sales than anticipated. The specified worldwide net sales targets for the Product were based on certain assumptions about the future financial performance of the Product, and there can be no assurance that such projections will be achieved or that the Milestone Payments will become payable.

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

We will need to secure additional funding to maintain operations beyond our current cash runway. Based on our currently available cash resources, including the capital obtained from the Transaction, and considering our future operating plans and our ongoing obligations related to the Transaction, we anticipate that we will require additional funding in the first quarter of 2026. However, due to our smaller business size and the early stage of development of our remaining assets, there can be no assurance that we will be able to raise the required capital on favorable terms, or at all. This potential inability to obtain necessary funding could have a material adverse effect on our prospects, financial condition, and results of operations.

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

Disruptions at the FDA and other government agencies caused by funding shortages or staffing limitations could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and other regulatory authorities to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s and other regulatory authorities' ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s and other regulatory authorities' ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other regulatory authorities, such as the EMA, may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary regulatory authorities, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory authorities, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA's ability to conduct routine activities.

If a prolonged government shutdown occurs, or if funding shortages, staffing limitations, or renewed global health concerns delay or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.

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

Current and future legislation or regulation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and may adversely affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, including executive orders, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any product candidates approved for sale. New and changing laws and regulations may also create uncertainty about how such laws and regulations will be interpreted and applied. If we are found to have violated laws and regulations, it could materially adversely affect our business, results of operations and financial condition.

In the United States, the Patient Protection and Affordable Care Act, or ACA, was signed into law in 2010. The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affects the U.S. pharmaceutical industry.

Among the provisions of the ACA of importance to our business, including, without limitation, our ability to commercialize and the prices we may obtain for any product candidates that are approved for sale are the following:

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Most significantly, in August 2022, President Biden signed the Inflation Reduction Act of 2022, or the IRA, into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discounting program (which began in 2025). CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and has published the list of the subsequent 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, but is likely to be significant.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.

The current administration has issued executive orders that address the pricing of pharmaceuticals in the U.S. and propose a so-called most favored nation pricing policy, which would tie the price of drugs in the U.S. to the lowest price in a group of other countries. While it is unclear whether and how these proposals will be implemented, these policies are likely to have a negative impact on the pharmaceutical industry. Even proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.

Individual states in the United States have become increasingly active in enacting laws or implementing regulations designed to contain pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Some measures are designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states, while some states are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution.

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

Our patent portfolio currently includes 23 active patent families (which includes exclusive licenses to certain IP from Memorial Sloan Kettering Cancer Center). Of these, 20 applications have been nationalized and three are at the provisional stage. To date, we have obtained issuance of 32 U.S. patents (which includes three as licensee). Of the issued U.S. patents, 13 U.S. patents (including one as licensee) have been assigned to Nestlé Health Science as part of its purchase of VOWST. We cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents or our current patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, we are pursuing claims to therapeutic, binary compositions of certain bacterial populations. Any claims that may issue may provide coverage for such binary compositions and/or their use. However, there can be no assurance that an alternative composition that may fall outside the scope of such claims will not be equally effective. Further, while our product candidates are made up of specific cultivated bacteria, third-party compositions may have greater complexity and variability (e.g., lot to lot variations), and it is possible that a patent claim may provide coverage for some but not all third-party compositions. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.

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

Risks Related to Our Operations

Our future success depends on our ability to manage our recent CEO transition, to retain key executives and to attract, retain and motivate qualified personnel.

On July 17, 2025, Eric D. Shaff, President, Chief Executive Officer and Director of the Company, resigned from his positions as President and Chief Executive Officer of the Company, effective as of July 31, 2025 (the “Effective Date”). As of the Effective Date, each of the Company’s Executive Vice President and Chief Financial Officer, Marella Thorell, and the Company’s Executive Vice President and Chief Legal Officer, Thomas J. DesRosier, were appointed as the Co-Presidents and Co-Chief Executive Officers (“Co-CEOs”) of the Company. In addition to serving as the Company’s Co-CEOs, each of the Co-CEOs are retaining responsibilities related to their roles as Chief Financial Officer and Chief Legal Officer, respectively.

Management transitions may create uncertainty and involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could negatively impact our ability to operate effectively or execute our strategies and result in a material adverse impact on our business, financial condition, results of operations or cash flows. If we are unable to execute an orderly transition, our business may be adversely affected. Furthermore, the success of our business is dependent on the continuation of an experienced and talented management team. If we were to lose the benefit of the experience, efforts, and abilities of any of our key executives or members of senior management, our business could be adversely affected.

We are highly dependent on our Co-CEOs, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

We currently have limited international operations, but our business strategy incorporates potentially expanding internationally if any of our product candidates receive regulatory approval. We have conducted clinical studies internationally in the past, and will likely in the future conduct clinical studies in other countries as well. Doing business internationally involves a number of risks, including but not limited to:

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

Nasdaq maintains several requirements for continued listing of our common stock, one of which is the maintenance of a minimum closing bid price of $1.00. In November 2024, we received written notice from Nasdaq notifying us that the bid price for our common stock had closed below the $1.00 Bid Price Requirement for continued inclusion on The Nasdaq Global Select Market. Though we regained compliance with the Bid Price Requirement in a timely manner, if in the future our common stock again closes below the $1.00 per share minimum bid price required by Nasdaq for 30 consecutive business days, we would again receive another notice of non-compliance with Nasdaq's listing standards and face the risk of delisting.

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
•
entrench our management and the Board; or
•
impede a merger, consolidation, takeover or other business combination involving us that other stockholders may desire.

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

Provisions in our restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our Board is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board. Among other things, these provisions include those establishing:

•
a classified Board with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our Board;
•
no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•
the exclusive right of our Board to elect a director to fill a vacancy created by the expansion of the Board or the resignation, death or removal of a director, which prevents stockholders from filling vacancies on our Board;
•
the ability of our Board to authorize the issuance of shares of preferred stock and to determine the terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•
the ability of our Board to alter our bylaws without obtaining stockholder approval;
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
•
the requirement that a special meeting of stockholders may be called only by the chairman of the Board, the chief executive officer, the president or the Board, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•
advance notice procedures that stockholders must comply with in order to nominate candidates to our Board or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote and will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that these rules and regulations will continue to make it more difficult and more expensive for us to maintain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our Board.

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

Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On August 1, 2025, Paul R. Biondi submitted his resignation as a Class III director of the Company, effective August 5, 2025 (the “Effective Date”).

On August 5, 2025, the Board appointed Robert L. Rosiello to the Board as a Class III director to fill the vacancy created by Mr. Biondi’s resignation, effective as of the Effective Date. Mr. Rosiello has also been appointed to serve as a member of the Compensation and Talent Committee of the Board (the “Compensation and Talent Committee”) as of the Effective Date.

Mr. Rosiello has served as an Executive Partner at Flagship Pioneering since 2018. Prior to this, Mr. Rosiello held various positions at McKinsey & Company, a privately held management consulting firm, from 1984 to 2015, most recently serving as a Senior Partner. From July 2015 to August 2016, Mr. Rosiello served as Executive Vice President and Chief Financial Officer at Valeant Pharmaceuticals International, Inc. Mr. Rosiello currently serves on the board of directors and the audit and compensation and talent committees of Sana Biotechnology Inc. Mr. Rosiello previously served on the boards of directors of Axcella Health Inc., Evelo Biosciences, Inc., and Omega Therapeutics, Inc., each of which was a public biotechnology company during his service as a director, the Pew Research Center, a non-profit, privately held fact tank, and Inari Agriculture, Inc, a privately held agricultural biotechnology company. Mr. Rosiello received his B.A. in Economics from the University of North Carolina, where he was a Morehead Scholar and graduated Phi Beta Kappa, his M.Sc. in Economics from the London School of Economics, and his M.B.A. from Harvard Business School.

Mr. Rosiello will participate in the Company’s Non-Employee Director Compensation Program (as amended from time to time, the “Program”), which provides for, among other things, an annual retainer of $45,000 for his Board service and an additional annual retainer of $7,500 for his service as a member of the Compensation and Talent Committee. Mr. Rosiello will also receive, as an initial equity award under the terms of the Program, an option to purchase 10,000 shares of the Company’s common stock (the “Initial Award”). The Initial Award has an exercise price equal to the closing price per share of the Company’s common stock on the date of grant, and will vest and become exercisable in four substantially equal annual installments following the date of grant or in full immediately prior to the occurrence of a change in control, subject to continued service on the Board through each such vesting date.

Mr. Rosiello will also enter into the Company’s standard indemnification agreement for directors and officers.

b)
Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

c)
Insider trading arrangements and policies.

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Seres Therapeutics, Inc., dated June 27, 2023	8-K	001-37465	3.1	6/28/23

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Seres Therapeutics, Inc., dated April 5, 2024	8-K	001-37465	3.1	4/8/24

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Seres Therapeutics, Inc., dated April 21, 2025	8-K	001-37465	3.1	4/22/25

3.5	Amended and Restated Bylaws	8-K	001-37465	3.1	1/2/24

10.1	Letter Agreement, dated July 21, 2025, by and between the Company and Eric Shaff					*

10.2	Letter Agreement, dated July 21, 2025, by and between the Company and Marella Thorell					*

10.3	Letter Agreement, dated July 21, 2025, by and between the Company and Thomas DesRosier					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer and Chief Financial Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer					*

32.1	Section 1350 Certification of Co-Chief Executive Officer and Chief Financial Officer					**

32.2	Section 1350 Certification of Co-Chief Executive Officer					**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERES THERAPEUTICS, INC.

Date: August 6, 2025	By:	/s/ Marella Thorell
Marella Thorell
Co-Chief Executive Officer, Co-President, Executive Vice President and Chief Financial Officer (Co-Principal Executive Officer and Principal Financial and Accounting Officer)