Form 10-Q
period 2025-09-30
Seres Therapeutics, Inc.
filed 2025-11-05
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 9,046,519 shares of common stock, $0.001 par value per share, outstanding.

Seres Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or the Quarterly Report, contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including without limitation statements regarding our future results of operations and financial position including projected cash runway, requirement for additional funding, business strategy, including potential strategic partnership efforts, ability to recognize the benefits of and complete our obligations under the Transaction (as defined herein), including the Transaction Consideration (as defined herein), prospective products, the design, timing and results of our clinical studies and data readouts, product approvals, communications with, feedback from, or submissions to the FDA, research and development costs, timing and likelihood of success, our ability to continue as a going concern, our ability to maintain compliance with any applicable Nasdaq listing requirements, executive and director transition matters, plans and objectives of management for future operations and future results of anticipated products, or the timing of any of the foregoing, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•
We will need additional funding in order to advance development of our product candidates (including to complete the planned Phase 2 study of SER-155 in allo-HSCT) and commercialize our product candidates, if approved. If we are unable to raise capital or secure a partnership or other business development transaction, we could be required to implement further cost-reduction measures, reduce or delay our product development programs or potential future commercialization efforts, or pursue other alternatives, which could include seeking relief under the U.S. Bankruptcy Code or winding down our operations.

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
•
Disruptions at the FDA and other government agencies caused by funding shortages, government shutdowns, or staffing limitations could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$47,638	$30,793
Accounts receivable due from SPN - related party	426	2,068
Accounts receivable	351	—
Prepaid expenses and other current assets (1)	3,112	5,813
Total current assets	51,527	38,674
Property and equipment, net	8,578	11,534
Operating lease assets	74,669	80,903
Restricted cash	8,668	8,668
Other non-current assets	31	31
Total assets	$143,473	$139,810
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,677	$4,079
Accrued expenses and other current liabilities	6,382	10,719
Accrued liabilities due to SPN - related party	4,450	17,750
Operating lease liabilities	9,920	8,674
Total current liabilities	22,429	41,222
Operating lease liabilities, net of current portion	75,333	82,966
Other long-term liabilities	2,014	1,838
Total liabilities	99,776	126,026
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2025 and December 31, 2024; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 360,000,000 shares authorized at September 30, 2025 and December 31, 2024; 8,764,664 and 8,650,227 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	1,000,756	991,874
Accumulated other comprehensive loss	—	—
Accumulated deficit	(957,068)	(978,099)
Total stockholders’ equity	43,697	13,784
Total liabilities and stockholders’ equity	$143,473	$139,810

[1] Includes $53 as of September 30, 2025 and $2,683 as of December 31, 2024 of unbilled receivable from SPN (related party) related to certain costs of the transition services performed by the Company. See Note 3, Discontinued Operations and TSA, for further details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Grant revenue	351	—	351	—
Total revenue	351	—	351	—
Operating expenses:
Research and development expenses	12,616	16,460	37,376	51,759
General and administrative expenses	9,476	12,710	31,617	40,721
Manufacturing services	736	—	5,952	—
Total operating expenses	22,828	29,170	74,945	92,480
Loss from operations	(22,477)	(29,170)	(74,594)	(92,480)
Other income (expense):
Gain on sale of VOWST Business	27,222	—	79,588	—
Interest income	618	652	1,782	3,530
Other income (expense) (2)	2,841	(22,517)	14,255	(21,184)
Total other income (expense), net	30,681	(21,865)	95,625	(17,654)
Net income (loss) from continuing operations	$8,204	$(51,035)	$21,031	$(110,134)
Net income from discontinued operations, net of tax	$—	$139,811	$—	$125,907
Net income and comprehensive income	$8,204	$88,776	$21,031	$15,773
Net income (loss) from continuing operations per share attributable to common stockholders - basic	$0.94	$(6.69)	$2.41	$(14.68)
Net income from discontinued operations per share attributable to common stockholders - basic	$—	$18.32	$—	$16.78
Net income per share attributable to common stockholders - basic	$0.94	$11.63	$2.41	$2.10
Net income (loss) from continuing operations per share attributable to common stockholders - diluted	$0.94	$(6.69)	$2.40	$(14.68)
Net income from discontinued operations per share attributable to common stockholders - diluted	$—	$18.32	$—	$16.78
Net income per share attributable to common stockholders - diluted	$0.94	$11.63	$2.40	$2.10
Weighted average common shares outstanding - basic	8,758,692	7,632,242	8,735,418	7,504,763
Weighted average common shares outstanding - diluted	8,771,519	7,632,242	8,744,797	7,504,763

[2] Includes $2,028 and $11,827 for the three and nine months ended September 30, 2025 related to reimbursement received from SPN (related party) for transition services provided by the Company.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands, except share data)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Loss (Income)	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2024	8,650,227	$9	$991,874	$—	$(978,099)	$13,784
Issuance of common stock upon vesting of RSUs and PSUs, net of tax withholdings	12,966	—	—	—	—	—
Issuance of common stock under ESPP	14,188	—	184	—	—	184
Issuance of common stock from at the market equity offering, net of issuance costs of $26	54,806	—	996	—	—	996
Stock-based compensation expense	—	—	2,819	—	—	2,819
Net income	—	—	—	—	32,682	32,682
Balance at March 31, 2025	8,732,187	$9	$995,873	$—	$(945,417)	$50,465
Issuance of common stock upon vesting of RSUs, net of tax withholdings	22,195	—	—	—	—	—
Stock-based compensation expense	—	—	2,340	—	—	2,340
Adjustment for fractional shares due to reverse stock split	100	—	—	—	—	—
Net loss	—	—	—	—	(19,855)	(19,855)
Balance at June 30, 2025	8,754,482	$9	$998,213	$—	$(965,272)	$32,950
Issuance of common stock upon exercise of stock options	782	—	15	—	—	15
Issuance of common stock upon vesting of RSUs, net of tax withholdings	5,749	—	—	—	—	—
Issuance of common stock under ESPP	3,651	—	46	—	—	46
Stock-based compensation expense	—	—	2,482	—	—	2,482
Net income	—	—	—	—	8,204	8,204
Balance at September 30, 2025	8,764,664	$9	$1,000,756	$—	$(957,068)	$43,697

	Common Stock		Additional	Accumulated Other		Total
	Shares	Par Value	Paid-in Capital	Comprehensive Loss (Income)	Accumulated Deficit	Stockholders’ (Deficit) Equity
Balance at December 31, 2023	6,752,073	$7	$933,372	$—	$(978,235)	$(44,856)
Issuance of common stock upon vesting of RSUs and PSUs, net of tax withholdings	30,440	—	—	—	—	—
Issuance of common stock under ESPP	21,198	—	353	—	—	353
Issuance of common stock from at the market equity offering, net of issuance costs of $548	768,331	1	18,408	—	—	18,409
Stock-based compensation expense	—	—	6,489	—	—	6,489
Net loss	—	—	—	—	(40,133)	(40,133)
Balance at March 31, 2024	7,572,042	$8	$958,622	$—	$(1,018,368)	$(59,738)
Issuance of common stock upon vesting of RSUs, net of tax withholdings	9,498	—	—	—	—	—
Stock-based compensation expense	—	—	5,534	—	—	5,534
Net loss	—	—	—	—	(32,870)	(32,870)
Balance at June 30, 2024	7,581,540	$8	$964,156	$—	$(1,051,238)	$(87,074)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—
Issuance of common stock upon vesting of RSUs, net of tax withholdings	41,520	—	—	—	—	—
Issuance of common stock under ESPP	8,223	—	134	—	—	134
Issuance of common stock from Securities Purchase Agreement - related party	714,285	1	13,515	—	—	13,516
Issuance of common stock from at the market equity offering, net of issuance costs of $196	164,259	—	3,384	—	—	3,384
Stock-based compensation expense	—	—	5,183	—	—	5,183
Net income	—	—	—	—	88,776	88,776
Balance at September 30, 2024	8,509,827	$9	$986,372	$—	$(962,462)	$23,919

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$21,031	$15,773
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	7,641	17,206
Depreciation and amortization expense	3,179	4,383
Non-cash operating lease cost	6,234	7,223
Gain on sale of VOWST Business, net of transaction costs	—	(146,707)
Amortization of debt issuance costs	—	1,413
Loss associated with extinguishment of debt	—	23,351
Loss on disposal of fixed assets	—	293
Impairment of long-lived assets	—	3,267
Change in fair value of warrant liabilities	—	(546)
Changes in operating assets and liabilities:
Accounts receivable due from SPN - related party	1,642	—
Accounts receivable	(351)	—
Prepaid expenses and other current and other non-current assets	2,701	261
Collaboration receivable - related party	—	8,674
Inventories	—	(33,795)
Deferred income - related party	—	(4,124)
Accounts payable	(2,402)	1,222
Accrued liabilities due to SPN - related party	(13,300)	—
Operating lease liabilities	(6,387)	(4,367)
Accrued expenses and other current and long-term liabilities	(4,161)	(3,254)
Net cash provided by (used in) operating activities	15,827	(109,727)
Cash flows from investing activities:
Purchases of property and equipment	(223)	(290)
Sales of restricted investments	—	1,401
Proceeds from sale of VOWST Business	—	141,272
Net cash (used in) provided by investing activities	(223)	142,383
Cash flows from financing activities:
Proceeds from at the market equity offering, net of issuance costs	996	21,793
Proceeds from exercise of stock options	15	—
Proceeds from Securities Purchase Agreement - related party	—	13,516
Issuance of common stock under ESPP	230	487
Repayment of notes payable	—	(127,905)
Net cash provided by (used in) financing activities	1,241	(92,109)
Net increase (decrease) in cash, cash equivalents, and restricted cash	16,845	(59,453)
Cash, cash equivalents and restricted cash at beginning of period	39,461	136,150
Cash, cash equivalents and restricted cash at end of period	$56,306	$76,697
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$10,858
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$—	$13

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

In July 2025, the Company was awarded a grant from CARB-X (“Combating Antibiotic-Resistant Bacteria Biopharmaceutical Accelerator”) to support the development of an oral liquid formulation of SER-155 for medically vulnerable patient populations at risk of BSIs, including antimicrobial resistant infections, who cannot be dosed with oral capsules, such as intubated patients in the ICU. The CARB-X grant provides the Company with up to $3.6 million of funding for research, manufacture, and design of a Phase 1 clinical trial in ICU patients. The Company recognized $351 of grant revenue from CARB-X in the three months ended September 30, 2025.

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

On September 23, 2025, the Company announced that it implemented cost reduction actions, including reducing its workforce by approximately 25% (including reductions that were effective in August 2025). During the three and nine months ended September 30, 2025, the Company incurred approximately $1,027 in restructuring costs, primarily related to severance costs. These costs are expected to be paid out in the fourth quarter of 2025.

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

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2025, the Company had an accumulated deficit of $957,068 and cash and cash equivalents of $47,638.

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

Primarily as a result of the costs associated with continuing the research and development efforts for SER-155 and the Company’s live biotherapeutics platform, the Company incurred a loss from operations of $74,594 for the nine months ended September 30, 2025. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. Based on the Company’s currently available cash resources, current and forecasted level of operations, and forecasted cash flows for the 12-month period subsequent to the date of issuance of these condensed consolidated financial statements, the Company will require additional funding to support its ongoing operations and meet its obligations as they come due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on March 13, 2025 (the “Annual Report”).

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The condensed consolidated balance sheet at December 31, 2024 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2025.

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

The Company’s condensed consolidated financial statements include its accounts and the accounts of its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in conformity with U.S. GAAP.

On April 21, 2025, the Company effected a 1-for-20 reverse stock split of the Company’s common stock. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split. The reverse stock split had no impact on the number of authorized shares or the par value of preferred and common stock. Therefore, the Company reclassified an amount equal to the reduction in the number of shares of common stock at par value to additional paid-in capital. No fractional shares were issued in connection with the reverse split, and stockholders who would otherwise be entitled to receive a fractional share instead received a cash payment equal to the fraction of a share of common stock in lieu of such fractional share. Proportionate adjustments were made to the number of shares authorized under the Company’s equity incentive plans, the number of shares subject to any award or purchase right under the Company’s equity incentive plans, and the exercise price or purchase price with respect to any stock option award or purchase right under the Company’s equity incentive plans. See Note 7, Stockholders' Equity, for further information.

Reclassifications

Certain amounts in prior periods have been reclassified to reflect the impact of the discontinued operations treatment of the VOWST Business in order to conform to the current period presentation.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2025.

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

Restricted Cash

The Company held restricted cash of $8,668 as of September 30, 2025 and December 31, 2024, which represents cash held for the benefit of the landlords for certain of the Company’s leases. The Company has classified the restricted cash as long-term on its condensed consolidated balance sheets as the terms of the underlying leases are greater than one year.

Cash, cash equivalents and restricted cash were comprised of the following (in thousands):

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$47,638	$30,793
Restricted cash, non-current	8,668	8,668
Total cash, cash equivalents and restricted cash	$56,306	$39,461

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

The Company has also entered into a Transition Services Agreement with NESA, an affiliate of SPN, in connection with the Transaction, through which the Company will provide certain manufacturing services until December 31, 2025, and other transition services, for the duration specified in the schedule to the TSA for each service. For the three and nine months ended September 30, 2025, the Company recognized $2,028 and $11,827, respectively, of TSA reimbursement income in other income in the Company’s condensed consolidated statements of operations and comprehensive income. For the three and nine months ended September 30, 2025, the Company has incurred $736 and $5,952, respectively, of expenses related to manufacturing services and $76 and $3,585, respectively, of TSA labor and passthrough expenses to support the transition services, including finance and accounting, information technology, human resources, operations, and other services.

For the three and nine months ended September 30, 2025, $1,756 and $13,743, respectively, has been billed to NESA related to transition services performed by the Company, and the Company received $2,212 and $90,385 from NESA during the periods, respectively, including the first installment payment of $50,000 received in January 2025 and the second installment payment of $25,000 received in July 2025 which were conditioned on the Company’s material compliance with obligations under the TSA. The $75,000 of installment payments were recognized in Gain on sale of VOWST Business within continuing operations in the Company’s condensed consolidated statements of operations and comprehensive income for the nine months ended September 30, 2025 as the gain was realizable. As of September 30, 2025, the Company has $426 in accounts receivable due from SPN - related party and $53 unbilled receivable included in prepaid expenses and other current asset in the Company’s condensed consolidated balance sheets.

The Company has estimated costs associated with certain accrued liabilities due to SPN - related party as a loss contingency in accordance with ASC 450, Contingencies. These contingent liabilities are presented as Accrued Liabilities due to SPN - related party from continuing operations on the condensed consolidated balance sheet as of September 30, 2025 and December 31, 2024 and consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Profit Sharing Payments	$1,695	$11,230
Royalties associated with the MSK Agreement	2,150	2,786
VOWST post-marketing safety surveillance study	222	771
80.1% of lease cost of Waltham facility	383	1,501
Employment-related costs for conveying employees	—	1,462
Total accrued liabilities due to SPN - related party	$4,450	$17,750

The contingent liabilities accrued on the Company's condensed consolidated balance sheet are remeasured at each reporting period based on i) cash payments made by the Company to reduce the accrued liabilities due to SPN - related party and ii) revised estimates of the total remaining liabilities due to SPN - related party. For the three and nine months ended September 30, 2025, the Company recognized a gain on sale of VOWST Business of $2,222 and $4,588, respectively, as a result of the change in accrued liabilities due to SPN - related party.

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

The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. There were no cash flows related to discontinued operations for the nine months ended September 30, 2025. For the nine months ended September 30, 2024, capital expenditures related to the VOWST Business were $112. Depreciation expense related to the VOWST Business for the same period was $989. Non-cash operating lease costs related to the VOWST Business for the nine months ended September 30, 2024 were $1,447, while the share based compensation expense for the same period was $1,884. Excluding the gain of $146,707 recognized on the sale of the VOWST Business presented in the condensed consolidated statements of cash flows for the nine months ended September 30, 2024, there were no other material operating or investing non-cash items related to the VOWST Business for either period presented.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Laboratory equipment	$24,557	$24,468
Computer equipment	4,058	3,924
Furniture and office equipment	4,523	4,523
Leasehold improvements	30,954	30,954
Construction in progress	861	861
	64,953	64,730
Less: Accumulated depreciation and amortization	(56,375)	(53,196)
	$8,578	$11,534

Depreciation and amortization expense was $1,044, $3,179, $1,404 and $4,383 for the three and nine months ended September 30, 2025 and 2024 respectively. The expense for the three and nine months ended September 30, 2024 includes amounts related to both continuing and discontinued operations. The Company did not dispose of any assets during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, the Company disposed of certain assets with a cost basis of $594. In addition, during the nine months ended September 30, 2024, the Company recorded an impairment loss of $1,536 related to leasehold improvements at one of the Company’s locations for which impairment indicators were determined to exist as of September 30, 2024. See Note 6, Leases, for further details.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Clinical and development costs	$282	$422
Manufacturing and quality costs	143	478
Payroll and employee-related costs	4,444	7,656
Facility and other	1,513	2,163
	$6,382	$10,719

6. Leases

The Company leases real estate, primarily laboratory, office and manufacturing space. The Company’s leases have remaining terms ranging from approximately three to seven years. Certain leases include one or more options to renew, exercisable at the Company’s sole discretion, with renewal terms that can extend the lease from approximately one year to ten years. The Company evaluated the renewal options in its leases to determine if it was reasonably certain that the renewal option would be exercised, given the Company’s current business structure, uncertainty of future growth, and the associated impact to real estate, the Company concluded that it is not reasonably certain that any renewal options would be exercised. Therefore, the operating lease assets and operating lease liabilities only contemplate the initial lease terms. All the Company’s leases qualify as operating leases.

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

The following table summarizes the presentation in the Company’s condensed consolidated balance sheets of its operating leases (in thousands):

	September 30, 2025	December 31, 2024
Assets:
Operating lease assets	$74,669	$80,903

Liabilities:
Operating lease liabilities	$9,920	$8,674
Operating lease liabilities, net of current portion	75,333	82,966
Total operating lease liabilities	$85,253	$91,640

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$4,781	$5,701	$14,399	$17,177
Short-term lease costs	—	381	—	1,127
Variable lease costs	1,745	1,801	4,708	5,729
Sublease income	(814)	(814)	(2,446)	(1,884)
Total lease costs	$5,712	$7,069	$16,661	$22,149

During the three and nine months ended September 30, 2025 and 2024, the Company made cash payments for operating leases of

$4,837, $14,552, $5,364 and $14,321, respectively. The lease cost and lease payment amounts above include amounts related to discontinued operations for the three and nine months ended September 30, 2024.

As of September 30, 2025, future payments of operating lease liabilities are as follows (in thousands):

As of September 30, 2025
2025 (remaining 3 months)	$4,888
2026	19,983
2027	20,582
2028	20,863
2029	20,132
2030 and thereafter	36,850
Total future minimum lease payments	$123,298
Less: interest	(38,045)
Present value of operating lease liabilities	$85,253

As of September 30, 2025, the weighted average remaining lease term was 6.29 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 13%. As of September 30, 2024, the weighted average remaining lease term was 7.21 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 13%.

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

On May 21, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $150,000, from time to time, through an “at the market” equity offering program (“ATM”) under which Cowen acts as sales agent. During the nine months ended September 30, 2025, the Company sold 54,806 shares of common stock under the Sales Agreement, at an average price of approximately $18.60 per share, raising aggregate net proceeds of approximately $996 after deducting an aggregate commission of approximately 3% and other issuance costs. During the three and nine months ended September 30, 2024, the Company sold

164,259 and 932,590 shares of common stock under the Sales Agreement, respectively, at an average price of approximately $21.80 and $24.17 per share, raising aggregate net proceeds of approximately $3,384 and $21,793 after deducting an aggregate commission of approximately 3% and other issuance costs.

Between September 30, 2025 and October 31, 2025, the Company sold 268,081 shares of common stock under the Sales Agreement, at an average price of approximately $19.48 per share, raising aggregate net proceeds of approximately $5,091 after deducting an aggregate commission of approximately 3% and other issuance costs.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2024	886,123	$129.29	6.59	$87
Granted	546,805	$15.14
Exercised	(782)	$18.99
Forfeited	(243,414)	$126.37
Outstanding as of September 30, 2025	1,188,732	$66.41	7.29	$2,288
Vested or expected to vest as of September 30, 2025	1,188,732	$66.41	7.29	$2,288
Options exercisable as of September 30, 2025	499,771	$131.18	5.17	$202

The weighted average grant date fair value of stock options granted during the three and nine months ended September 30, 2025 and 2024 was $10.34, $13.30, $17.59 and $18.58 per share, respectively.

During the three months ended March 31, 2024, the Company granted stock options to certain executives for the purchase of an aggregate of 127,500 shares of common stock. These awards will vest only to the extent that the 30-day trailing simple average public market closing price of the Company's common stock reaches certain price thresholds. These awards have an exercise price of $22.00 and vest and become exercisable when the market conditions are satisfied or, if later, on the first anniversary of the grant date. These awards expire 10 years from the date of grant. The fair value of these market-based stock options was estimated using a Monte Carlo valuation method. During the three and nine months ended September 30, 2025 and 2024, the Company recognized $190, $451, $207, and $633, respectively, of compensation expense related to these awards.

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

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2024	81,459	$55.36
Granted	79,846	$18.29
Vested	(52,160)	$41.84
Forfeited	(8,321)	$64.48
Unvested restricted stock units as of September 30, 2025	100,824	$32.24

During the three and nine months ended September 30, 2025 and 2024, the Company granted 68,596, 79,846, 0, and 64,316 RSUs, respectively. During the three and nine months ended September 30, 2025 and 2024, the Company did not grant any PSUs. RSUs generally vest over four years, with 25% vesting after one year, and the remaining 75% vesting quarterly over the next 3 years, subject to continued service to the Company through the applicable vesting date. PSUs vest according to the performance requirements of the awards, generally when the Company has determined that the specified performance targets have been achieved.

During the three months ended March 31, 2023, the Company granted PSUs to employees for the purchase of an aggregate of 66,135 shares of common stock with a grant date fair value of $110.00. These PSUs begin to vest ratably only upon achievement of specified performance targets, which were achieved in April 2023. Accordingly, the Company recorded $194 and $721 in compensation expense during the three and nine months ended September 30, 2024, with respect to these PSUs. The remaining compensation expense associated with these PSUs was fully recognized as of December 31, 2024.

In September 2025, the Company issued retention awards to employees of the Company in the form of RSUs for the purchase of 68,596 shares of common stock with a grant date fair value of $18.93 per share. The retention RSUs will become fully vested on November 15, 2025 subject to the employee's continued employment with the Company through such date. The compensation expense associated with these awards will be recognized ratably over the vesting period. For the three and nine months ended September 30, 2025, the Company recognized $104 in compensation expense with respect to the retention RSUs.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expenses	$1,076	$2,955	$3,417	$9,400
General and administrative expenses	1,406	2,228	4,224	7,806
	$2,482	$5,183	$7,641	$17,206

For the three and nine months ended September 30, 2024, the table above includes stock-based compensation amounts related to discontinued operations.

8. Net Income (Loss) per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic Earnings Per Share:
Numerator:
Net income (loss) from continuing operations attributable to common stockholders	$8,204	$(51,035)	$21,031	$(110,134)
Net income from discontinuing operations attributable to common stockholders	$—	$139,811	$—	$125,907
Net income attributable to common stockholders - basic	$8,204	$88,776	$21,031	$15,773

Denominator:
Weighted-average shares outstanding - basic	8,758,692	7,632,242	8,735,418	7,504,763
Net income (loss) from continuing operations per share attributable to common stockholders - basic	$0.94	$(6.69)	$2.41	$(14.68)
Net income from discontinued operations per share attributable to common stockholders - basic	$—	$18.32	$—	$16.78
Net income per share attributable to common stockholders - basic	$0.94	$11.63	$2.41	$2.10

Diluted Earnings Per Share:
Numerator:
Net income (loss) from continuing operations attributable to common stockholders	$8,204	$(51,035)	$21,031	$(110,134)
Net income from discontinuing operations attributable to common stockholders	$—	$139,811	$—	$125,907
Net income attributable to common stockholders - diluted	$8,204	$88,776	$21,031	$15,773

Denominator:
Weighted-average shares outstanding - basic	8,758,692	7,632,242	8,735,418	7,504,763

Dilutive impact from:
Stock options to purchase common stock	2,139	—	—	—
Unvested restricted stock units	8,990	—	9,377	—
Shares issuable under employee stock purchase plan	1,698	—	2	—
Weighted-average shares outstanding - diluted	8,771,519	7,632,242	8,744,797	7,504,763
Net income (loss) per share applicable to common stockholders - diluted	$0.94	$(6.69)	$2.40	$(14.68)
Net income from discontinuing operations attributable to common stockholders - diluted	$—	$18.32	$—	$16.78
Net income attributable to common stockholders - diluted	$0.94	$11.63	$2.40	$2.10

Anti-dilutive potential common stock equivalents excluded from the calculation of net income (loss) per share:
Stock options to purchase common stock	1,188,732	956,015	1,188,732	956,015
Unvested restricted stock units	100,824	137,642	100,824	137,642
Shares issuable under employee stock purchase plan	1,256	5,002	423	1,679
Warrants to purchase common stock	32,379	32,379	32,379	32,379

The Company’s potential dilutive securities include stock options, unvested restricted common stock and shares issuable under the 2015 Employee Stock Purchase Plan. The effect of dilutive securities was calculated using the treasury stock method. The anti-dilutive potential common stock equivalents for the three and nine months ended September 30, 2025 were excluded from the computation of diluted net income per share attributable to common stockholders because those stock options to purchase common stock and restricted stock units had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods. For that same period, the warrants to purchase common stock were excluded because the exercise price of the Tranche A Warrants is greater than the average fair value of the Company’s common shares. The anti-dilutive potential common stock equivalents for the three and nine months ended September 30, 2024 were excluded from the computation of diluted net loss per share attributable to common stockholders because those stock options to purchase common stock, restricted stock units, and shares issuable under employee stock purchase plan had an anti-dilutive impact as the Company reported a net loss from continuing operations attributable to common stockholders for those periods.

The Company utilizes the control number concept in the computation of diluted earnings per share to determine whether potential common stock equivalents are dilutive. The control number used is income (loss) from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories. Since the Company had a net loss from continuing operations for all periods in which discontinued operations is presented, no dilutive effect has been recognized in the calculation of income from discontinued operations per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for the three and nine months ended September 30, 2024.

9. Commitments and Contingencies

Leases

Refer to Note 6, Leases, for discussion of the commitments associated with the Company’s lease portfolio.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of September 30, 2025 or December 31, 2024.

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

The Company did not accrue any liabilities related to legal contingencies in its consolidated financial statements as of September 30, 2025 or December 31, 2024.

10. Income taxes

The Company did not provide for any income taxes in its condensed consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2025 and 2024. While the Company has net income for book purposes for the nine months ended September 30, 2025, the Company is projecting tax losses for the full year ending December 31, 2025, for which it is more likely than not that the Company will not realize a benefit. Based on its evaluation of the positive and negative evidence bearing upon its ability to realize its deferred tax assets, the Company determined that it is more likely than not that it will not realize such benefits. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets as of September 30, 2025 and December 31, 2024, and has not recorded any income taxes for the three and nine months ended September 30, 2025 and 2024. Management reevaluates the positive and negative evidence at each reporting period.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States. The impact of the OBBBA is not expected to be material to the Company’s consolidated balance sheet or consolidated statements of operations and comprehensive income for the year ended December 31, 2025.

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

As of September 30, 2025, there was $4,450 included in Accrued Liabilities due to SPN - related party on the Company’s condensed consolidated balance sheet, which represents amounts due to SPN pursuant to the Purchase Agreement, which are further described in Note 3, Discontinued Operations and TSA. During the three and nine months ended September 30, 2025, the Company paid $6,284 and $7,593 to SPN related to the Purchase Agreement during the periods, respectively.

As described in Note 3, Discontinued Operations and TSA, the Company entered into the TSA with NESA, an affiliate of SPN, in connection with the Transaction, through which the Company will provide certain manufacturing services until December 31, 2025, and other transition services, for the duration specified in the schedule to the TSA for each service. For the three and nine months ended September 30, 2025, the Company recognized $2,028 and $11,827, respectively, of TSA reimbursement income in other income in the Company’s condensed consolidated statements of operations and comprehensive income (loss). For the three and nine months ended September 30, 2025, the Company has incurred $736 and $5,952, respectively, of expenses related to manufacturing services and $76 and $3,585, respectively, of TSA labor and passthrough expenses to support the transition services, including finance and accounting, information technology, human resources, operations, and other services.

During the three and nine months ended September 30, 2025, $1,756 and $13,743, respectively, has been billed to NESA related to transition services performed by the Company, and the Company received payments of $2,212 and $90,385, respectively, related to transition services performed, which includes the first installment payment of $50,000 received in January 2025 and the second installment payment of $25,000 received in July 2025 which were conditioned on the Company’s material compliance with obligations under the TSA. As of September 30, 2025, the Company has $426 in accounts receivable due from SPN - related party and $53 unbilled receivable included in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets.

12. Segment Reporting

The Company’s co-Chief Executive Officers, who are the Chief Operating Decision Makers (“CODMs”), manage and allocate resources to the operations of the Company on a total company basis by assessing the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with the Company’s long-term company-wide strategic goals. The CODMs use the Company’s consolidated net income (loss) to monitor actual results versus the budget in assessing segment performance and the allocation of resources. The measure of segment assets is reported on the consolidated balance sheets as total assets.

The Company's reportable segment net income (loss) for the three and nine months ended September 30, 2025 and 2024, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Significant segment expenses:
Live biotherapeutics platform	$6,165	$7,458	$17,096	$23,309
SER-155	1,220	1,652	2,841	6,258
R&D personnel-related (including stock-based compensation)	5,229	7,357	17,431	22,108
G&A personnel-related (including stock-based compensation)	3,863	5,596	11,761	17,936
Professional fees	2,035	2,283	7,370	7,002
Facility-related and other	3,578	4,831	12,486	15,783
Gain on sale of VOWST Business	(27,222)	—	(79,588)	—
Other segment (income) expense (1)	(3,072)	21,858	(10,428)	17,738
Net income (loss) from continuing operations	8,204	(51,035)	21,031	(110,134)
Net income from discontinued operations, net of tax (2)	—	139,811	—	125,907
Net income	$8,204	$88,776	$21,031	$15,773

[1] Other segment (income) expense includes grant revenue, manufacturing services expenses, research and development expenses on early stage programs, interest income and other (income) expense, net.

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

Based on prior FDA feedback, we are progressing start-up activities for our SER-155 Phase 2 study in allo-HSCT that could provide a time and capital-efficient path to obtaining clinical results. We require additional capital to begin this study. In May 2025, we filed the SER-155 Phase 2 protocol with the FDA. In September 2025, the FDA provided us with feedback on the SER-155 Phase 2 protocol and we continue to work with the FDA to finalize the study protocol. The SER-155 Phase 2 study will incorporate a well-powered, placebo-controlled design, which provides for a planned interim analysis to enable an expedited initial data readout. The SER-155 Phase 2 study is expected to enroll approximately 248 participants and incorporate an adaptive design and an interim data analysis when approximately half of the enrolled participants have reached the primary endpoint. We expect to obtain the interim clinical results within twelve months following study initiation, which we believe will facilitate timely engagement with the FDA on the design of a Phase 3 study and inform development in adjacent medically vulnerable patient populations. We believe that positive results, if achieved, from the Phase 2 study could enable advancement into a single Phase 3 trial to support registration.

We continue our efforts to obtain capital and other resources to support further development of SER-155 and our broader portfolio of live biotherapeutic product candidates with applications for inflammatory diseases. We are evaluating a range of potential deal structures that we believe could leverage our live biotherapeutics expertise and success, as demonstrated by bringing VOWST from early development through FDA approval.

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

Our product candidates are in early-stage clinical or preclinical development. Our ability to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our loss from operations was $74.6 million for the nine months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $957.1 million.

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

As of September 30, 2025, we had cash and cash equivalents totaling $47.6 million. Based on our currently available cash resources, including proceeds received in the fourth quarter from our at the market equity offering, and considering our future operating plans and our ongoing obligations related to the Transaction, we anticipate that we will fund our operations through the second quarter of 2026. In accordance with applicable accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within 12 months after the date of the issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In performing this analysis, we excluded certain elements of our operating plan that cannot be considered probable of occurring. Under the applicable accounting standards, any future transactions or equity issuances cannot be considered probable, as these events are outside our control. Accordingly, management has concluded that substantial doubt exists about our ability to continue as a going concern for 12 months from the date the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, are issued. See “Risk Factors— Risks Related to Our Financial Position and Need for Additional Capital —We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.”

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

On September 23, 2025, we announced that we implemented cost reduction actions, including reducing our workforce by approximately 25% (including reductions that were effective in August 2025). During the three and nine months ended September 30, 2025, we incurred approximately $1.0 million in restructuring costs, primarily related to severance costs. These costs are expected to be paid out in the fourth quarter of 2025.

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

We estimated the costs associated with these future payments and recorded them within accrued liabilities due to SPN - related party on our condensed consolidated balance sheets as of the Closing. The contingent liabilities are remeasured at each reporting period based on (i) cash payments made by the Company to reduce the accrued liabilities due to SPN - related party and (ii) revised estimates of the total remaining liabilities due to SPN - related party. As of September 30, 2025, the contingent liabilities included $1.7 million associated with the Profit Sharing Payments, $2.2 million associated with the MSK Agreement, $0.4 million associated with our obligation to pay 80.1% of the costs associated with the lease of the Waltham facility through December 31, 2025, and $0.2 million associated with the ongoing post-marketing safety study of VOWST. We recorded a gain of $2.2 million for the three months ended September 30, 2025 primarily as a result of SPN's actual and forecasted Profit Sharing Payments as compared to the previous estimate.
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

Proposed SER-155 Phase 2 Study

Based on prior FDA feedback, we are progressing start-up activities for our SER-155 Phase 2 study in allo-HSCT that could provide a time and capital-efficient path to obtaining clinical results. We require additional capital to begin this study. In May 2025, we filed the SER-155 Phase 2 protocol with the FDA. In September 2025, the FDA provided us with feedback on the SER-155 Phase 2 protocol and we continue to work with the FDA to finalize the study protocol. The SER-155 Phase 2 study will incorporate a well-powered, placebo-controlled design, which provides for a planned interim analysis to enable an expedited initial data readout. The SER-155 Phase 2 study is expected to enroll approximately 248 participants and incorporate an adaptive design and an interim data analysis when approximately half of the enrolled participants have reached the primary endpoint. We expect to obtain the interim clinical results within twelve months following study initiation, which we believe will facilitate timely engagement with the FDA on the design of a Phase 3 study and inform development in adjacent medically vulnerable patient populations. We believe that positive results, if achieved, from the Phase 2 study could enable advancement into a single Phase 3 trial to support registration.

We continue our efforts to obtain capital and other resources to support further development of SER-155 and our broader portfolio of live biotherapeutic product candidates with applications for inflammatory diseases. We are evaluating a range of potential deal structures that we believe could leverage our live biotherapeutics expertise and success, as demonstrated by bringing VOWST from early development through FDA approval.

Other recent updates

In addition to SER-155 development in allo-HSCT, we are expanding our understanding of the broader SER-155 therapeutic opportunity through an ongoing investigator-sponsored trial (IST) with Memorial Sloan Kettering Cancer Center to evaluate SER-155 in patients with immune checkpoint related enterocolitis (irEC). IrEC is among the most frequent and severe immune-related adverse events (irAEs) in recipients of immune checkpoint-inhibitor therapy and can be observed in up to 50% of patients with rates varying based on cancer drug and treatment regimen. Immune checkpoint inhibitors can cause a wide range of irAEs with links to T cell biology and epithelial barrier inflammation, both of which are biological functions shown in our preclinical and clinical pharmacology data to be positively impacted by SER-155. We believe that supportive data from this study could provide further support for the expansion of indications that may be well suited for our biotherapeutic approach. Enrollment in the study is ongoing and is expected to complete by the end of 2025 with a clinical readout expected in early 2026.

In July 2025, we were awarded a grant from CARB-X to support the development of an oral liquid formulation of SER-155 for medically vulnerable patient populations at risk of BSIs, including antimicrobial resistant infections, who cannot be dosed with oral capsules, such as intubated patients in the ICU. The CARB-X grant provides us with up to $3.6 million of funding for research, manufacture, and design of a Phase 1 clinical trial in ICU patients. The Company recognized $0.4 million of grant revenue from CARB-X in the three months ended September 30, 2025.

In October 2025, we presented new post hoc data from our SER-155 Phase 1b trial in an oral presentation at IDWeek in Atlanta, Georgia. The presentation included new post-hoc analysis from the completed SER-155 Phase 1b study describing differences between the SER-155 and placebo groups, including the bacterial and fungal organisms causing BSIs, BSI event clinical outcomes, antibacterial prophylaxis use, and patterns of AMR among the bacterial BSI organisms. These new data illustrated that BSIs occurred despite antibacterial prophylaxis, and that BSI bacteria exhibited AMR. Resistance to multiple antibacterial agents was observed only in the BSI bacteria from placebo-treated participants, two of whom had fatal outcomes related to their BSIs. These new data further support the potential of SER-155 as an innovative alternative approach to the significant unmet medical need for prevention of BSIs in HSCT patients, especially those BSIs associated with AMR that increases the risk of morbidity and mortality.

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

We believe that exploratory biomarker data presented at recent medical meetings have supported the intended mechanisms of SER-155 and demonstrated the broader potential of live biotherapeutics in inflammatory and immune mediated diseases.

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

Intellectual Property

Patent Portfolio

We have an extensive patent portfolio directed to rationally designed ecologies of spores and microbes. The portfolio includes both company-owned patents and applications, and those that we have rights to as licensee. The patents and applications included in our portfolio cover both composition of matter and methods (e.g., method of treating). Our intellectual property rights related to SER-155 and SER-147 extend through at least 2043 (not including any potential term extension). We plan on continuing to broaden our patent portfolio. Currently, we have 24 active patent families, which includes 20 nationalized applications and four at the provisional stage. To date, we have obtained issuance of 33 U.S. patents (which includes three as licensee). Of the issued U.S. patents, 13 U.S. patents (including one as licensee) have been assigned to Nestlé Health Science as part of its purchase of VOWST.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our discovery efforts, and the development of our product candidates and other obligations, which include:

•
expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct research, preclinical activities and clinical trials on our behalf as well as contract manufacturing organizations and other third parties that manufacture or test drug products for use in our preclinical and clinical trials;
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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We anticipate an overall decrease in research and development expenses in 2025 as compared to 2024, following the sale of the VOWST Business and completion of the Phase 1b study of SER-155 in allo-HSCT. Research and development expenses may increase in the future if and as we continue the clinical development of SER-155 in patients undergoing allo-HSCT and for other medically vulnerable populations and resume development of any other clinical or preclinical programs. In 2025, research and development expenses continue to include labor and passthrough costs, reimbursable by Nestlé, incurred in performing obligations under the TSA.

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

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in the three and nine months ended September 30, 2025 or 2024.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 13, 2025, or the Annual Report, are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the three and nine months ended September 30, 2025.

Results of Operations

Comparison of Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Change

Revenue:
Grant revenue	351	—	351
Total revenue	351	—	351
Operating expenses:
Research and development expenses	12,616	16,460	(3,844)
General and administrative expenses	9,476	12,710	(3,234)
Manufacturing services	736	—	736
Total operating expenses	22,828	29,170	(6,342)
Loss from operations	(22,477)	(29,170)	6,693
Other income (expense):
Gain on sale of VOWST Business	27,222	—	27,222
Interest income	618	652	(34)
Other income (expense)	2,841	(22,517)	25,358
Total other income (expense), net	30,681	(21,865)	52,546
Net income (loss) from continuing operations	$8,204	$(51,035)	$59,239

Revenue

Total revenue was $0.4 million for the three months ended September 30, 2025 consisting of costs reimbursable under the CARB-X grant that we were awarded in the third quarter of 2025.

Research and Development Expenses

	Three Months Ended September 30,
	2025	2024	Change

Live biotherapeutics platform	$6,165	$7,458	$(1,293)
SER-155	1,220	1,652	(432)
Early stage programs	2	(7)	9
Total direct research and development expenses	7,387	9,103	(1,716)
Personnel-related (including stock-based compensation)	5,229	7,357	(2,128)
Total research and development expenses	$12,616	$16,460	$(3,844)

Research and development expenses were $12.6 million for the three months ended September 30, 2025 and $16.5 million for the three months ended September 30, 2024. The decrease of $3.8 million was primarily due to the following:

•
a decrease in personnel-related costs of $2.1 million primarily due to a decrease in salaries, bonuses, employee benefits expenses, and stock-based compensation expense due to lower headcount;
•
a decrease of $1.3 million in expenses related to our live biotherapeutics platform and research and development operations due to a decrease of $0.5 million of facilities and depreciation expense, $0.5 million of lab assays and clinical storage costs, as well as $0.3 million of consulting and other costs, and
•
a decrease of $0.4 million in expenses related to our SER-155 program due to lower clinical trial costs of $0.7 million as the Phase 1b study has largely been completed, partially offset by an increase of $0.2 million of lab supplies and consumables due to the commencement of manufacturing for the planned Phase 2 study.

General and Administrative Expenses

	Three Months Ended September 30,
	2025	2024	Change

Personnel related (including stock-based compensation)	$3,863	$5,596	$(1,733)
Professional fees	2,035	2,283	(248)
Facility-related and other	3,578	4,831	(1,253)
Total general and administrative expenses	$9,476	$12,710	$(3,234)

General and administrative expenses were $9.5 million for the three months ended September 30, 2025 compared to $12.7 million for the three months ended September 30, 2024. The decrease of $3.2 million was primarily due to the following:

•
a decrease in personnel-related costs of $1.7 million primarily due to a decrease in salaries, bonuses, employee benefits expenses, and stock-based compensation expenses due to lower headcount; and
•
a decrease in facility-related and other costs of $1.3 million primarily related to headcount-based information technology costs that were reduced as a result of lower headcount.

Manufacturing Services

Manufacturing services costs began with the effectiveness of the TSA with Nestlé in the fourth quarter of 2024 and resulted in $0.7 million of expenses for the three months ended September 30, 2025. The expenses are associated with the PRMS manufacturing performed on behalf of Nestlé, including labor, materials, allocated facility-related, lab supplies and other manufacturing costs that would have been capitalized into inventory prior to the sale of VOWST Business.

Other Income (Expense), Net

Other income (expense) , net was $30.7 million of income and $21.9 million of expense for the three months ended September 30, 2025 and 2024, respectively. The increase of $52.6 million in other income, net was due to the $27.2 million gain on sale of the VOWST business primarily due to the installment payment received from Nestlé in July 2025 that was conditioned on our material compliance with obligations under the TSA, as well as $2.0 million of reimbursement income associated with the performance of TSA services. Additionally, the three months ended September 30, 2024 included a $23.4 million loss associated with the extinguishment of the Oaktree Term Loan recorded in connection with the sale of the VOWST Business to SPN.

Comparison of Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Revenue:
Grant revenue	351	—	351
Total revenue	351	—	351
Operating expenses:
Research and development expenses	37,376	51,759	(14,383)
General and administrative expenses	31,617	40,721	(9,104)
Manufacturing services	5,952	—	5,952
Total operating expenses	74,945	92,480	(17,535)
Loss from operations	(74,594)	(92,480)	17,886
Other income (expense):
Gain on sale of VOWST Business	79,588	—	79,588
Interest income	1,782	3,530	(1,748)
Other income (expense)	14,255	(21,184)	35,439
Total other income (expense), net	95,625	(17,654)	113,279
Net income (loss) from continuing operations	$21,031	$(110,134)	$131,165

Revenue

Total revenue was $0.4 million for the nine months ended September 30, 2025, consisting of costs reimbursable under the CARB-X grant that we were awarded in the third quarter of 2025.

Research and Development Expenses

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Live biotherapeutics platform	$17,096	$23,309	$(6,213)
SER-155	2,841	6,258	(3,417)
Early stage programs	8	84	(76)
Total direct research and development expenses	19,945	29,651	(9,706)
Personnel-related (including stock-based compensation)	17,431	22,108	(4,677)
Total research and development expenses	$37,376	$51,759	$(14,383)

Research and development expenses were $37.4 million for the nine months ended September 30, 2025 and $51.8 million for the nine months ended September 30, 2024. The decrease of $14.4 million was primarily due to the following:

•
a decrease of $6.2 million in expenses related to our live biotherapeutics platform and research and development operations due to a decrease of $4.4 million of facilities and depreciation expense primarily related to the impairment charge that we recorded in the first quarter of 2024, as well as decreases of $0.7 million of consulting and other costs, $0.5 million of clinical storage costs, and $0.5 million of lab assays;
•
a decrease in personnel-related costs of $4.7 million primarily due to a decrease in salaries, bonuses, employee benefits expenses, and stock-based compensation expense due to lower headcount, and
•
a decrease of $3.4 million in expenses related to our SER-155 program due to lower clinical trial costs of $3.9 million as the Phase 1b study has largely been completed, partially offset by an increase of $0.3 million of lab supplies and consumables due to the commencement of manufacturing for the planned Phase 2 study and an increase of $0.3 million of regulatory consulting.

General and Administrative Expenses

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Personnel related (including stock-based compensation)	$11,761	$17,936	$(6,175)
Professional fees	7,370	7,002	368
Facility-related and other	12,486	15,783	(3,297)
Total general and administrative expenses	$31,617	$40,721	$(9,104)

General and administrative expenses were $31.6 million for the nine months ended September 30, 2025 compared to $40.7 million for the nine months ended September 30, 2024. The decrease of $9.1 million was primarily due to the following:

•
a decrease in personnel-related costs of $6.2 million primarily due to a decrease in salaries, bonuses, employee benefits expenses, and stock-based compensation expenses due to lower headcount; and
•
a decrease in facility-related and other costs of $3.3 million primarily related to headcount-based information technology costs that were reduced as a result of lower headcount, as well as impairment charges recorded in the first quarter of 2024 related to our idled donor collection facility in Cambridge, Massachusetts.

These decreases were partially offset by an increase in professional fees of $0.4 million due to an increase in legal and consulting fees.

Manufacturing Services

Manufacturing services costs began with the effectiveness of the TSA with Nestlé in the fourth quarter of 2024 and resulted in $6.0 million of expenses for the nine months ended September 30, 2025. The expenses are associated with the PRMS manufacturing performed on behalf of Nestlé, including labor, materials, allocated facility-related, lab supplies and other manufacturing costs that would have been capitalized into inventory prior to the sale of VOWST Business.

Other Income (Expense), Net

Other income (expense), net was $95.6 million of income and $17.7 million of expense for the nine months ended September 30, 2025 and 2024, respectively. The $113.3 million increase in other income, net was primarily due to the $50.0 million and $25.0 million installment payments received from Nestlé in January 2025 and July 2025, respectively, which were conditioned on our material compliance with obligations under the TSA, $11.8 million of reimbursement income from Nestlé associated with the performance of TSA services, as well as a $4.6 million gain as a result of a change in estimate of the accrued liabilities due to SPN - related party, and $0.6 million increase in sublease income. The increases were partially offset by a decrease in interest income of $1.7 million due to our lower cash balance. Additionally, the nine months ended September 30, 2024 included a $23.4 million loss associated with the extinguishment of the Oaktree Term Loan recorded in connection with the sale of the VOWST Business to SPN.

Liquidity and Capital Resources

Since our inception, we have generated revenue only from collaborations and have incurred recurring losses from operations. We anticipate that we will continue to incur losses for at least the next several years. We will need additional capital to fund our operations, which include our research and development and general and administrative expenses, which we may obtain from additional financings, public offerings, research funding, additional collaborations, contract and grant revenue or other sources.

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

In May 2021, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $150.0 million, from time to time, through an “at the market” equity offering program under which Cowen acts as sales agent. As of October 31, 2025, we have sold 1,772,037 shares of common stock under the Sales Agreement, at an average price of approximately $30.66 per share, raising aggregate net proceeds of approximately $52.2 million after deducting an aggregate commission of approximately 3% and other issuance costs.

As of September 30, 2025, we had cash and cash equivalents totaling $47.6 million and an accumulated deficit of $957.1 million. For the nine months ended September 30, 2025, we incurred a loss from operations of $74.6 million. We expect that our operating losses and negative cash flows will continue for the foreseeable future.

Under applicable accounting standards, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within 12 months after the date the consolidated financial statements are issued. The ability to obtain sufficient proceeds from additional equity offerings, collaborations or other financing with terms favorable or acceptable to us cannot be considered probable, as these events are outside of our control. Based on our currently available cash resources, including proceeds received in the fourth quarter from our at the market equity offering, and considering our future operating plans and our ongoing obligations related to the Transaction, we anticipate that we will fund our operations through the second quarter of 2026. Accordingly, management has concluded that these circumstances raise substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. We will need to generate significant revenues to achieve profitability, and we may never do so. Because of the numerous risks and uncertainties associated with the development of our current and any future product candidates, the development of our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses required for completing the research and development of our product candidates.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Cash provided by (used in) operating activities	$15,827	$(109,727)
Cash (used in) provided by investing activities	(223)	142,383
Cash provided by (used in) financing activities	1,241	(92,109)
Net increase (decrease) in cash, cash equivalents and restricted cash	$16,845	$(59,453)

Operating Activities

During the nine months ended September 30, 2025, cash provided by operating activities was $15.8 million due to net income of $21.0 million and non-cash charges of $17.1 million, partially offset by changes in our operating assets and liabilities of $22.3 million. Non-cash charges consisted of stock-based compensation expense of $7.6 million, $6.2 million related to the amortization of right-of-use assets, and $3.2 million of depreciation and amortization. Changes in our operating assets and liabilities during the nine months ended September 30, 2025 consisted of a decrease in accrued liabilities due to SPN of $13.3 million, a decrease in operating lease liabilities of $6.4 million, a decrease in accrued expenses and other current and long-term liabilities of $4.2 million, a decrease in accounts payable of $2.4 million, and an increase in accounts receivable relating to the CARB-X program of $0.4 million, partially offset by a decrease in prepaid expenses and other current and other non-current assets of $2.7 million, and a decrease in accounts receivable due from SPN of $1.6 million.

During the nine months ended September 30, 2024, operating activities used $109.7 million of cash, primarily due to non-cash charges of $90.1 million and changes in our operating assets and liabilities of $35.4 million, partially offset by net income of $15.8 million. Non-cash charges consisted of stock-based compensation expense of $17.2 million, $7.2 million related to the amortization of right-of-use assets, $4.4 million of depreciation and amortization, $1.4 million of amortization of debt issuance costs, $23.4 million of loss associated with the extinguishment of the Oaktree Term Loan, $0.3 million loss on disposal of fixed assets, and $3.3 million of impairment charges related to our long-lived assets. These were partially offset by the $146.7 million gain on sale of VOWST Business and $0.5 million decrease in the fair value of warrants. Changes in our operating assets and liabilities during the nine months ended September 30, 2024 consisted of a decrease in operating lease liabilities of $4.4 million, a decrease in deferred income - related party of $4.1 million, a decrease in accrued expenses and other current and long-term liabilities of $3.3 million, and a decrease in inventories of $33.8 million in connection with the sale of the VOWST Business to SPN, partially offset by a decrease in collaboration receivable - related party of $8.7 million, a decrease in prepaid expenses and other current and other non-current assets of $0.3 million, and an increase in accounts payable of $1.2 million.

Investing Activities

During the nine months ended September 30, 2025, net cash used in investing activities was $0.2 million, consisting entirely of purchases of property and equipment.

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

Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $1.2 million, consisting of $1.0 million from the issuance of common stock under our at the market equity program, net of issuance costs and $0.2 million from the issuance of common stock under our 2015 Employee Stock Purchase Plan, or ESPP.

During the nine months ended September 30, 2024, net cash used in financing activities was $92.1 million, consisting of $127.9 million repayment of the Oaktree Term Loan, partially offset by $21.8 million from the issuance of common stock under our at the market equity program, net of issuance costs, $13.5 million from the issuance of common stock in connection with the sale of the VOWST Business to SPN, and $0.5 million from the issuance of common stock under our 2015 ESPP.

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
•
perform our remaining obligations under the TSA;
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

As discussed in Note 1 of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within 12 months after the date the condensed consolidated financial statements are issued. The ability to obtain sufficient proceeds from additional equity offerings, collaborations or other financing with terms favorable or acceptable to us cannot be considered probable, as these events are outside of our control. Accordingly, management has concluded that these circumstances raise substantial doubt about our ability to continue as a going concern. Based on our currently available cash resources, including proceeds received in the fourth quarter from our at the market equity offering, and considering our future operating plans and our ongoing obligations related to the Transaction, we anticipate that we will fund our operations through the second quarter of 2026.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments was included in our Annual Report. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates and inflation. These market risks arise in the normal course of business. During the three months ended September 30, 2025, there have been no material changes to the information included under Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our co-principal executive officers and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our co-principal executive officers and principal financial officer concluded that as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Need for Additional Capital

We will need additional funding in order to advance development of our product candidates (including to complete the planned Phase 2 study of SER-155 in allo-HSCT) and commercialize our product candidates, if approved. If we are unable to raise capital or secure a partnership or other business development transaction, we could be required to implement further cost-reduction measures, reduce or delay our product development programs or potential future commercialization efforts, or pursue other alternatives which could include seeking relief under the U.S. Bankruptcy Code or winding down our operations.

Our expenses may increase in connection with our ongoing activities, particularly if and as we further SER-155 clinical studies, and research, develop and initiate clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur costs related to product manufacturing and commercialization, including marketing, sales and distribution, and may not generate meaningful product revenues or collaboration profit in the near future. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or secure a partnership when needed or on attractive terms, we could be forced to reduce or delay our product development programs or potential future commercialization efforts, or pursue other alternatives, which could include seeking relief under the U.S. Bankruptcy Code or winding down our operations.

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

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay, or discontinue one or more of our research or development programs or any product candidates, or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially adversely affect our business, financial condition and results of operations. We may pursue strategic partnerships or collaborations or other alternatives with one or more parties. We can provide no assurance that we will be successful in securing any strategic partnership, collaboration, or alternative, or that any such partnership, collaboration or alternative that we secure will achieve its intended benefits or have a positive impact on our financial condition or business.

We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.

Based on our currently available cash resources, including proceeds received in the fourth quarter from our at the market equity offering, and considering our future operating plans and our ongoing obligations related to the Transaction, we anticipate that we will fund our operations through the second quarter of 2026. Because the ability to obtain sufficient proceeds from additional equity offerings, collaborations or other financing with terms favorable or acceptable to us cannot be considered probable according to the applicable accounting standards because they are outside our control, there is substantial doubt about our ability to continue as a going concern for at least 12 months from the date that our condensed consolidated financial statements for the nine months ended September 30, 2025 were issued. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments to reflect the possible inability of the Company to continue as a going concern within 12 months after the issuance of such financial statements.

We are a clinical-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. As of September 30, 2025, we had cash and cash equivalents totaling $47.6 million and an accumulated deficit of $957.1 million. For the nine months ended September 30, 2025, we incurred a loss from operations of $74.6 million. As noted elsewhere in this Quarterly Report on Form 10-Q, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To date, we have financed our operations through the public offerings of our common stock, private placements of our common stock and preferred stock, payments under our prior collaboration agreements and loan facility, and payments from government entities for research grants. We have devoted substantially all of our financial resources and efforts to developing our live biotherapeutics platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We have only developed one FDA-approved product, VOWST, which was sold to SPN in September 2024. We have not completed development of any of our other product candidates, which we call live biotherapeutic candidates, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future. While we plan to focus our investment on continuing the development of SER-155 and advancing our other wholly-owned cultivated live biotherapeutic candidates, our expenses may increase substantially in connection with our ongoing and future activities, particularly if and as we:

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

We will need to secure additional funding to maintain operations beyond our current cash runway. Based on our currently available cash resources, including proceeds received in the fourth quarter from our at the market equity offering, and considering our future operating plans and our ongoing obligations related to the Transaction, we anticipate that we will fund our operations through the second quarter of 2026. However, due to our smaller business size and the early stage of development of our remaining assets, there can be no assurance that we will be able to raise the required capital on favorable terms, or at all. This potential inability to obtain necessary funding could have a material adverse effect on our prospects, financial condition, and results of operations.

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

If a prolonged government shutdown occurs, or if funding shortages, staffing limitations, or renewed global health concerns delay or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. It could also impact our ability to access the public markets and obtain necessary capital in order to fund our operations.

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

On September 23, 2025, we announced that we implemented cost reduction actions, including reduction our workforce by approximately 25%. These measures could result in personnel attrition beyond our planned reduction in headcount or reduce employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, or our ability to attract highly skilled employees.

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
•
our ability to execute and realize the benefits of strategic plans including potential business development and/or financing goals;
•
our requirement for additional capital to fund our operations following the second quarter of 2026;
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

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Seres Therapeutics, Inc., dated June 27, 2023	8-K	001-37465	3.1	6/28/23

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Seres Therapeutics, Inc., dated April 5, 2024	8-K	001-37465	3.1	4/8/24

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Seres Therapeutics, Inc., dated April 21, 2025	8-K	001-37465	3.1	4/22/25

3.5	Amended and Restated Bylaws	8-K	001-37465	3.1	1/2/24

10.1	Retention Agreement, dated October 5, 2025, by and between the Company and Matthew Henn					*

10.2	Retention Agreement, dated October 2, 2025, by and between the Company and Teresa Young					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer and Chief Financial Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Co-Chief Executive Officer					*

32.1	Section 1350 Certification of Co-Chief Executive Officer and Chief Financial Officer					**

32.2	Section 1350 Certification of Co-Chief Executive Officer					**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERES THERAPEUTICS, INC.

Date: November 5, 2025	By:	/s/ Marella Thorell
Marella Thorell
Co-Chief Executive Officer, Co-President, Executive Vice President and Chief Financial Officer (Co-Principal Executive Officer and Principal Financial and Accounting Officer)