Form 10-K
period 2025-12-31
Seres Therapeutics, Inc.
filed 2026-03-12
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on the Nasdaq Global Select Market on June 30, 2025, was $71,941,772. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and certain stockholders of the registrant as of such date have been excluded because such holders may be deemed to be affiliates.

As of March 6, 2026 there were 9,586,298 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025 are incorporated herein by reference in Part III.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including without limitation statements regarding our future results of operations and financial position including our projected cash runway, our requirement for additional funding, our business strategy, including potential strategic partnership efforts, our prospective products, the design, timing and results of our clinical studies and data readouts, product approvals, communications with, feedback from, or submissions to the FDA, research and development costs, the timing and likelihood of success, our ability to continue as a going concern, our ability to maintain compliance with any applicable Nasdaq listing requirements, executive and director transition matters, plans and objectives of management for future operations and future results of anticipated products, or the timing of any of the foregoing, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•
We will need additional funding in order to advance development of our product candidates (including to conduct the Phase 2 study of SER-155 in allo-HSCT) and commercialize our product candidates, if approved. If we are unable to raise capital or secure a partnership or other business development transaction, we could be required to implement further cost-reduction measures, reduce or delay our product development programs or any potential future commercialization efforts, or pursue other alternatives, which could include seeking relief under the U.S Bankruptcy Code or winding down our operations.
•
We are a clinical-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

•
The total amount of the Milestone Payments (as defined herein) we may receive from the Transaction is subject to various risks and uncertainties.
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

PART I

Item 1. Business

Overview

We are a clinical-stage company focused on improving patient outcomes in medically vulnerable populations through discovery and development of novel live biotherapeutic product, or LBP, candidates. We led the successful development and approval of VOWST, the first FDA-approved orally administered microbiome biotherapeutic and a Breakthrough Therapy designated drug, which was sold to Société des Produits Nestlé S.A., or SPN, and with certain of its affiliates, collectively, Nestlé Health Science, in September 2024. We have established field-leading capabilities and platforms that are powered by best-in-field human data sets to advance a portfolio of products that can uniquely address diseases by targeting host pathways that are modulated by microbes in the human body, and, in particular, diseases associated with mucosal barrier-immune interface targets. We believe clinical and nonclinical data across our programs support the development of LBPs to target the prevention and treatment of a broad swath of infections, and to treat inflammatory and immune, or I&I, diseases. Our pipeline consists of SER-155, SER-603, and SER-147, as well as other potential candidates in earlier development.

Our LBP candidates are consortia of bacteria designed to optimize specific, targeted pharmacological properties, and are formulated for oral delivery. We maintain a differentiated live biotherapeutics drug discovery and development platform that includes good manufacturing practices, or GMP, manufacturing capabilities for this novel drug modality. Our pipeline assets, including SER-155 and SER-603, are designed to target multiple disease-relevant pathways and are manufactured from standard clonal cell banks via cultivation. Our knowledge base and platforms enable selection of bacteria for precision consortia design to drive specific clinical outcomes and further provide unique insights on microbe-associated disease targets. We are designing LBP candidates to modulate host function to increase epithelium integrity and to induce immune homeostasis and tolerance, as well as to prevent the colonization and overgrowth of pathogens in the gastrointestinal, or GI, tract. We believe that the scientific and clinical data from the development of VOWST (our then product candidate SER-109 program) and the data from the SER-155 Phase 1b study (described below) validate our novel therapeutic approach in both infectious disease and I&I diseases. In the context of infection, we believe that our technology may be replicable across different bacterial pathogens with the potential to develop live biotherapeutics to protect a range of medically compromised patients at risk of antimicrobial resistance, or AMR, infections and bloodstream infections, or BSIs, that can result from a compromised epithelial barrier and that can be a major cause of mortality.

SER-155, our most advanced LBP candidate, is an investigational, oral, live biotherapeutic designed to decolonize GI pathogens, improve GI epithelial barrier integrity, and induce immune homeostasis to prevent bacterial BSIs, including those that can harbor antimicrobial resistance, as well as other pathogen-associated negative clinical outcomes in patients undergoing allogeneic hematopoietic stem cell transplantation, or allo-HSCT. In December 2023, we received Fast Track Designation for SER-155 to reduce the risk of infection and GvHD in patients undergoing allo-HSCT, and in December 2024, the FDA granted Breakthrough Therapy designation to SER-155 for the reduction of BSIs in patients 18 years and older undergoing allo-HSCT. In our placebo-controlled Phase 1b study of SER-155 in allo-HSCT, SER-155 was associated with a 77% relative risk reduction in bacterial BSIs and a significant reduction in systemic antibiotic exposure as well as a lower incidence of febrile neutropenia, as compared to placebo through day 100 post HSCT. SER-155 was generally well tolerated, with no observed treatment-related serious adverse events. Importantly, we observed clinical translation on the drug candidate's mechanisms of action, including improvements in epithelial integrity and immune homeostasis. Following advancement of key startup activities for the SER-155 Phase 2 study in allo-HSCT, including the submission of a final protocol to the FDA in January 2026, study site evaluation and qualification with our CRO, and manufacturing of drug substance, we have paused additional investment in that program, preserving the optionality to efficiently restart the study, while continuing to seek funding for the Phase 2 study.

Our current strategy prioritizes advancing our programs that target I&I indications. We have meaningfully advanced over the past decade our scientific understanding of how microbes in the GI functionally modulate pathways at the mucosal barrier-immune interface that are associated with inflammatory and immune-related disease. The clinical data from our SER-155 Phase 1b study in allo-HSCT, along with our extensive preclinical and translational clinical data compiled over the past decade support and inform the advancement of our earlier stage programs targeting I&I diseases. We are evaluating SER-155 in immune checkpoint-related enterocolitis, or irEC, and we are developing SER-603, broadly in inflammatory bowel disease, or IBD, including ulcerative colitis, or UC, and Crohn's disease. We believe that our LBPs could represent a non-immunosuppressive treatment option for I&I diseases that are linked to colitis and could broadly address immune therapy toxicities, both of which represent significant unmet medical needs and potential commercial opportunities. We are currently exploring potential collaborations related to those I&I disease programs.

We have been collaborating with Memorial Sloan Kettering Cancer Center for over a decade on the impact of the GI microbiome on immune related diseases and cancer; recently this long-standing collaboration included an investigator-sponsored trial, or IST, evaluating SER-155 in 15 participants with irEC. irEC is among the most frequent and severe immune-related adverse events, or irAEs, in recipients of immune checkpoint inhibitor, or ICI, therapy and can be observed in up to 50% of patients, with rates varying based on cancer drug and treatment regimen. ICIs can cause a wide range of irAEs with links to T cell biology and epithelial barrier inflammation, both of which are biological functions shown in our preclinical and clinical pharmacology data to be positively impacted by SER-155. We expect to report initial clinical results, including preliminary safety, efficacy, pharmacology, and exploratory biomarker data in the second quarter of 2026. We believe data from this IST could further support the potential for live biotherapeutics to address a significant unmet need among the large population of cancer patients receiving ICIs and may further support evaluation of our biotherapeutic approach in this setting.

SER-603 is a novel, LBP candidate optimized to address disruptions in the GI microbiome and to improve GI mucosal barrier integrity through the inhibition of inflammatory bacteria and associated metabolites, the promotion of epithelial barrier integrity to reduce the translocation of inflammatory molecules and barrier inflammation, and to induce immune homeostasis through non-immunosuppressive regulatory T cell, or T-reg, induction via T cell signaling. Our research on SER-603 has been primarily supported through a partnership with the Crohn’s and Colitis Foundation, or CCF. These efforts aim to (i) confirm the functional phenotype and inflammatory state of patient subpopulations observed in our prior ulcerative colitis, or UC, clinical trials, and (ii) prioritize inflammatory targets and evaluate the potential to utilize biomarker-based patient selection and stratification for future studies. Many IBD patients experience an efficacy ceiling due to non-response or poor durability of response to existing therapies, and further, most advanced therapies target downstream inflammatory and immune responses and are immunosuppressive leading to toxicities and limitations with respect to combination therapies. IBD is a heterogeneous disease with both disruptions in the GI microbiome and epithelial barrier compromise being important drivers of disease that are not addressed by existing IBD therapies.

We believe that SER-155 and other cultivated live biotherapeutic candidates could be developed in additional patient populations to address barrier compromise and bloodstream and AMR infections beyond allo-HSCT, including autologous-HSCT patients, cancer patients with neutropenia, chimeric antigen receptors therapy, or CAR-T, recipients, individuals with chronic liver disease, or CLD, solid organ transplant recipients, as well as patients in the intensive care unit, or ICU, and long-term acute care facilities. We continue to develop another proprietary live biotherapeutic composition, SER-147, designed to prevent bacterial bloodstream and spontaneous bacterial peritonitis, or SBP, infections in patients with metabolic disease, including CLD. Additionally, we are developing an oral liquid formulation based on SER-155 strains, for dosing in patients who cannot take oral capsules, such as intubated patients in the ICU, and other medically vulnerable patients at high risk of AMR infections, supported by a grant from CARB-X (Combating Antibiotic-Resistant Bacteria Biopharmaceutical Accelerator). We continue to leverage microbiome pharmacokinetic and pharmacodynamic data from across our clinical and preclinical portfolios, using our reverse translational development platform to prioritize future drug targets and to identify opportunities for monotherapy treatment and in combination with existing therapies across various indications, including inflammatory and immune diseases, cancer, and metabolic diseases.

We have built and deploy a reverse translational platform and knowledge base, which we call our MbTx Platform, for the discovery and development of live biotherapeutics, and maintain extensive proprietary know-how that may be used to support future research and development efforts. This platform incorporates high-resolution analysis of human clinical data to identify microbiome biomarkers associated with disease and non-disease states; preclinical screening using human cell-based assays and in vitro/ex vivo and in vivo disease models customized for live biotherapeutics; and a strain library and associated microbiological capabilities that spans broad biological and functional breadth. This platform and knowledge base are integrated through a proprietary knowledge graph and agentic artificial intelligence, enabling rapid identification of specific microbes, microbial genes, and microbial metabolites/peptides associated with disease and the design of therapeutic consortia of bacteria for specific pharmacological properties to restructure the gut microbiome and modulate functional pathways associated with disease. In addition, we own a valuable intellectual property estate related to the development and manufacture of live biotherapeutics.

We have assembled a world class group of scientists, clinicians, directors and investors, who have established our leadership in the field of live biotherapeutics. We were founded by Flagship Pioneering, and our experienced management team possesses core capabilities and know-how in live biotherapeutics, drug development, regulatory approval, chemistry, manufacturing and controls, or CMC, commercialization, public company management and finance.

Our Strategy

Our goal is to remain the leading biopharmaceutical company developing live biotherapeutics to address significant unmet medical needs. We intend to advance our field-leading capabilities and platforms for the discovery and development of live biotherapeutics and leverage our translational platforms that are powered by best-in-field human data sets to advance a portfolio of early-stage products that can address diseases by targeting host pathways that are modulated directly by microbes or microbe produced metabolites and peptides in the human body, in particular diseases associated with mucosal barrier-immune interface targets. Having finalized the protocol for the Phase 2 study of SER-155 in patients undergoing allo-HSCT with the FDA and having advanced key study startup activities for this program, we will pause further investment while efforts to seek funding for the study remain ongoing. The SER-155 program has meaningfully advanced our understanding of how microbes in the GI tract functionally modulate pathways at the mucosal barrier-immune interface associated with inflammatory and immune-related diseases. Accordingly, our strategy moving forward will prioritize advancing our early-stage programs, including SER-603 that targets inflammatory and immune indications such as UC and Crohn's disease, and SER-155 in irEC, including supporting the read-out of clinical results from the fully enrolled investigator-sponsored SER-155 study in irEC which are expected in the second quarter of 2026.

Advancing our Programs

•
Leverage scientific and clinical data from past successful drug development programs and apply learnings to advance early-stage pipeline programs in inflammatory and immune diseases (I&I). We believe clinical and nonclinical data across our programs support the development of live biotherapeutics to target the prevention and treatment of a broad range of I&I diseases such as UC, Crohn's disease, and irEC. We believe that the scientific and clinical data from the development of VOWST (our then product candidate SER-109 program) and the data from the SER-155 Phase 1b study validate our novel therapeutic approach. The SER-155 program has meaningfully advanced our understanding of how microbes in the GI tract functionally modulate pathways at the mucosal barrier-immune interface associated with I&I diseases. Discussions are ongoing with counterparties related to potential collaborations in these areas.
•
Advance development of SER-155 in allo-HSCT. We intend to continue the development of SER-155, an investigational, oral, live biotherapeutic designed to decolonize GI pathogens and improve GI epithelial barrier integrity to prevent bacterial BSIs, including those that can harbor AMR, as well as other pathogen-associated negative clinical outcomes in patients undergoing allo-HSCT. In December 2023, we received Fast Track Designation for SER-155 to reduce the risk of infection and graft versus host disease, or GvHD, in patients undergoing allo-HSCT. In September 2024, we announced topline clinical data from Cohort 2 of the SER-155 Phase 1b placebo-controlled study in patients undergoing allo-HSCT, in which SER-155 was associated with a significant reduction in BSIs (77% relative risk reduction), a significant reduction in systemic antibiotic exposure, and lower incidence of febrile neutropenia, in each case as compared to placebo, through day 100 post-HSCT. Additionally, SER-155 was generally well tolerated, with no observed treatment-related serious adverse events. In December 2024, the FDA granted Breakthrough Therapy designation to SER-155 for the reduction of BSIs in patients 18 years and older undergoing allo-HSCT. Seres has finalized the protocol for the Phase 2 study of SER-155 allo-HSCT patients with the FDA and has advanced key study startup activities. The planned Phase 2 study will incorporate a well-powered, placebo-controlled design, which provides for a planned interim analysis to enable an expedited initial data readout. Further investment in this program is paused while efforts to seek funding for the Phase 2 study remain ongoing.
•
Maximize the broader opportunity of live biotherapeutics in other medically vulnerable patient populations in which there is a significant unmet need. We believe that SER-155 and SER-603 and other cultivated LBP candidates could be developed in additional patient populations to address mucosal barrier compromise and immune dysfunction associated disease as well as to address bloodstream and AMR infections beyond allo-HSCT, including autologous-HSCT patients, cancer patients with neutropenia, CAR-T, recipients, individuals with CLD, solid organ transplant recipients, as well as patients in the ICU and long-term acute care facilities. In July 2025, we were awarded a grant from CARB-X to support the development of an oral liquid formulation of SER-155 for medically vulnerable patient populations at risk of BSIs, including AMR infections, who cannot be dosed with oral capsules, such as intubated patients in the ICU. The CARB-X grant provides us with up to $3.6 million of funding for research, manufacture, and design of a Phase 1 clinical trial in ICU patients. We are also developing SER-147, an investigational live biotherapeutic designed to prevent bacterial bloodstream and SBP infections in patients with metabolic disease, including CLD. CLD is a progressive condition marked by deterioration of liver function and is reaching epidemic proportions affecting nearly 1.7 billion people worldwide, causing substantial health burden on afflicted countries. In the advanced stages of CLD, known as decompensated cirrhosis, patients exhibit significant immune dysfunction, microbiome disruption, and increased contact with the healthcare system, all of which drive increased susceptibility to bacterial infections.

Utilizing Our Capabilities

•
Leverage our leading reverse translational platform to develop additional innovative and novel live biotherapeutics across a range of serious medical conditions with high unmet need including inflammatory disease, disease associated with modulation of host immunity, and infections. We believe that the combination of experience, proprietary data and proprietary know-how related to the microbiome, the functional properties of microbial species and strains, microbe-host interactions, the cultivation of microbial strains, and microbiome-specific functional screens and analytics provides us a competitive advantage in the design and development of live biotherapeutics. Our platform enables us to build upon our existing and growing clinical experience to rationally design treatments for acute and complex chronic diseases. We intend to leverage this advantage to develop additional innovative live biotherapeutics.
•
Develop manufacturing capabilities sufficient to support commercialization of any approved live biotherapeutic candidates. Live biotherapeutic manufacturing requires capabilities that are distinct from other biologic drugs. We have made strategic investments in manufacturing capabilities to help ensure that we maintain control of our know-how and also because we believe these capabilities will be necessary and highly advantageous for the development of future live biotherapeutic candidates. Our bioprocess and manufacturing personnel are focused on creating a platform of manufacturing expertise that will set the stage for further advances in the emerging field of live biotherapeutics.
•
Leverage our regulatory success in a novel drug modality. Live biotherapeutics are a novel drug modality. Regulatory requirements for novel modalities can be complex and must ensure the safety and efficacy of the specific drug and also the manufacturing process, consistency, quality, and other potential effects of the platform. We successfully developed and manufactured VOWST which obtained FDA Breakthrough Therapy and Orphan Drug Designations and obtained priority review approval of VOWST, the first FDA-approved orally administered microbiome therapeutic. This approval required substantial engagement with the FDA to develop relevant standards for live biotherapeutics and then achieve them for VOWST. Through the development of SER-155, we continue to have ongoing and constructive engagement with FDA. In December 2023, we received Fast Track Designation for SER-155 to reduce the risk of infection and GvHD in patients undergoing allo-HSCT, and in December 2024, the FDA granted Breakthrough Therapy designation to SER-155 for the reduction of BSIs in patients 18 years and older undergoing allo-HSCT. Additionally, we successfully developed a protocol for the SER-155 Phase 2 study, incorporating FD feedback. We believe these experiences provide capability and experience for the discovery, clinical development, manufacturing, and regulatory engagement supporting all of our other programs.

Our Live Biotherapeutics Platform

We have developed a field leading reverse translational biotherapeutics platform and knowledge base which we believe enables us to apply our capabilities to efficiently identify, manufacture and develop novel live biotherapeutics for serious human diseases. This platform incorporates analysis of microbiome biomarkers from human clinical data and preclinical assessments using human cell-based assays and in vitro/ex vivo and in vivo functional screening and disease models. To identify specific microbiome and host signatures that associate with disease or the onset of disease, we utilize data sets from healthy subjects and subjects with disease, or being treated for a disease, to delineate at high-resolution the microbial composition and functional profiles of the microbiome associated with the physiological state of subjects. These in-human insights on how different microbial strains, species, genes, metabolites or peptides directly or indirectly modulate disease-relevant functional pathways in the host are leveraged in preclinical drug design, optimization and development.

Our discovery process begins with human data derived from clinical trials and cohort studies, which we use as a data input for target identification and the design of our live biotherapeutic candidates. We compare healthy, normal colonic microbiomes to those in an unhealthy disrupted or disease state, revealing the ecological, compositional and functional differences between various states of disease and during the transition from health to disease or vice versa. Specifically, we utilize clinical data sets combined with advanced data sciences and customized, proprietary microbiome analytics to identify microbiome signatures of disease at the resolution of specific species and strains, metabolites, or genes that are associated with disease states. These microbiome biomarkers are associated with host signatures and biomarkers of disease to identify drug targets for our live biotherapeutics. Our clinical data from VOWST (developed as SER-109), SER-287, SER-301, SER-155, and other programs, and microbiome data generated with external collaborators, serve to instruct us on how the introduction of certain keystone microbes have the potential to restructure the microbiome and modulate the metabolic state of the gut to shift it to a non-disease state.

We have developed a proprietary, functionally characterized strain library and a suite of assays and screens, bioinformatics and computational tools, and databases, which facilitate our insights into the human microbiome. We have established proprietary, curated, reference databases and algorithms that: (i) integrate high-resolution genomic, metagenomic, metabolomic, and transcriptomic data sets, as well as data from in vitro and human cell-based functional screening assays, and in vitro/ex vivo and in vivo disease models, and (ii) enable us to track changes in the microbiome at the level of microbial species and individual strains and associate these changes with changes in the metabolic state of the gut and host physiology at the level of specific functional pathways. Our analytics leverage machine learning to integrate gene profiling and metabolomics data (the small molecules made by the microbiome) with genomic data (the collection of microbes defined by sequencing) to delineate microbiome biomarkers (the specific species or strains and metabolites or functional pathways) that contribute to the state of disease or health. Additionally, leveraging all of these data we have curated and continue to maintain and expand a graphical database, or graphDB, that links and associates: (i) functional properties of microbial species/strains, (ii) functional pathways in hosts that can be modulated by the microbiome, (iii) the association of functional pathways to disease, and (iv) the association of existing non-microbiome drugs to the functional pathways. This continually growing graphDB is structured to be efficiently mined using machine learning and artificial intelligence algorithms to inform drug targets, drug design and optimization, and disease area and patient population prioritization. Further, this platform extends from preclinical design to clinical assessment of pharmacokinetics and pharmacodynamics of live biotherapeutics, enabling seamless translation from bench to bedside.

Our proprietary strain library of bacterial isolates from healthy donors and patients enables us to translate microbiome biomarker insights into defined consortia of bacteria. The strain library contains bacterial species isolated from individuals that are either healthy or that have a disease. We have developed extensive isolation and cultivation know-how. The strain library contains a majority of the Human Microbiome Project’s “most wanted” species and many novel species we believe are not described in other databases nor found in other culture collections. The functional properties of strains are characterized using proprietary in vitro and ex vivo human cell-based assays as well as full-genome sequences and genome functional annotation. Functional characterization of target strains includes properties such as how the bacteria interact with human colonic epithelial cells and human immune cells. We also seek to understand how these microbes improve the health of epithelial barrier cells in the gut and how they may modulate immune responses.

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

We manufacture the bacterial composition under current Good Manufacturing Practices, or cGMP, or similar foreign requirements, which are required by FDA and foreign regulators. We believe our unique manufacturing capacities, including our cultivation and quality systems, position us to exploit the insights of our proprietary human data and the novel biology of species and strains that have not previously been used for therapeutics. We have optimized fermentation conditions to generate spores and enhance bacterial yields in anaerobic fermentation and have in-house capabilities to formulate both spores and live non-spore bacteria. Our manufacturing facility in Cambridge, Massachusetts was designed to be fit-for-purpose and is highly differentiated compared to the offerings of commercial contract research organizations.

In addition, we believe our clinical development strategy represents a differentiated strategic advantage. Over more than a decade, we have established and maintained a broad and well-connected network of leading medical experts and principal investigators at academic medical centers, transplant centers, and other specialty clinical sites with deep expertise in microbiome science, immunology, infectious diseases, oncology, and gastrointestinal disorders. We believe this network, developed in part through our long-standing collaboration with Memorial Sloan Kettering Cancer Center, positions us to pursue a “light and fast” first-in-human and first-in-patient development paradigm. By leveraging investigator-sponsored studies, where appropriate, we can efficiently generate early clinical proof-of-mechanism and biomarker data in high priority and well-defined patient populations, refine dose strategies, and inform registrational development pathways while maintaining capital discipline. We believe this model enhances our ability to rapidly translate preclinical insights into human data, prioritize assets with the highest probability of success, and accelerate decision-making across our portfolio. Additionally, we have experience utilizing clinical trial strategies to advance the pipeline including but not limited to incorporation of adaptive designs, patient stratification, designing protocols with a patient-centric focus to reduce patient burden, use of historical comparator cohorts, and will consider other approaches including basket, umbrella and seamless designs as part of clinical development efforts.

Taken together, we believe our platform, spanning drug discovery, preclinical translation, and novel manufacturing and quality control approaches, has enabled a field leading pipeline across a range of therapeutics areas.

Disease Overview and Our Product Pipeline

We believe our LBP candidates represent a novel approach with potential application across a broad range of human diseases. We led the successful development and approval of VOWST, the first FDA-approved orally administered microbiome therapeutic and a Breakthrough Therapy designated drug, which was sold to Nestlé Health Science in September 2024. SER-155, our most advanced LBP candidate, is an investigational, oral, live biotherapeutic designed to decolonize GI pathogens, improve GI epithelial barrier integrity, and induce immune homeostasis to prevent BSIs, including those that can harbor AMR, as well as other pathogen-associated negative clinical outcomes in patients undergoing allo-HSCT. In our placebo-controlled Phase 1b study of SER-155 in allo-HSCT, Cohort 2 results demonstrated that SER-155 was associated with a 77% relative risk reduction in bacterial BSIs and a significant reduction in systemic antibiotic exposure as well as a lower incidence of febrile neutropenia, as compared to placebo through day 100 post-HSCT. SER-155 was generally well tolerated, with no observed treatment-related serious adverse events. In December 2024, the FDA granted Breakthrough Therapy designation to SER-155 for the reduction of BSIs in patients 18 years and older undergoing allo-HSCT. In January 2025, we reported exploratory translational biomarker data from the SER-155 Phase 1b study which provided evidence supporting the intended therapeutic mechanisms, including promotion of intestinal epithelial barrier integrity to reduce the potential of bacterial translocation into the bloodstream, and reduction of systemic inflammatory responses. Results from this exploratory biomarker analysis showed that SER-155 was associated with lower levels of fecal albumin and lower concentrations of various plasma biomarkers associated with systemic inflammation (i.e., IFN-y, TNF-α, IL-17, and IL-8) in the HSCT peri-transplant period, the period from the end of the first SER-155 treatment course through to neutrophil engraftment. The results support SER-155’s intended mechanisms of action and reinforce the previously reported promising clinical study efficacy and safety data. These systemic inflammatory response observations further support the potential to develop our live biotherapeutics to address inflammatory and immune diseases, including UC and Crohn’s disease.

Following advancement of key startup activities for the SER-155 Phase 2 study in allo-HSCT, including the submission of a final protocol to the FDA in January 2026, study site evaluation and qualification with our CRO, and manufacturing of drug substance, we have paused additional investment in that program, preserving the optionality to efficiently restart the study, while continuing to seek funding for the Phase 2 study.

Our current strategy prioritizes advancing our programs that target I&I indications. We have meaningfully advanced over the past decade our scientific understanding of how microbes in the GI functionally modulate pathways at the mucosal barrier-immune interface that are associated with inflammatory and immune-related disease. The clinical data from our SER-155 Phase 1b study in allo-HSCT, along with our extensive preclinical and translational clinical data compiled over the past decade support and inform the advancement of our earlier stage programs targeting I&I diseases. We are evaluating SER-155 in immune checkpoint-related enterocolitis, or irEC, and we are developing SER-603, broadly in inflammatory bowel disease, or IBD, including ulcerative colitis, or UC, and Crohn's disease. We believe that our LBPs could represent a non-immunosuppressive treatment option for I&I diseases that are linked to colitis and could broadly address immune therapy toxicities, both of which represent significant unmet medical needs and potential commercial opportunities. We are currently exploring potential collaborations related to those I&I disease programs.

We have been collaborating with Memorial Sloan Kettering Cancer Center for over a decade on the impact of the gastrointestinal microbiome on immune related diseases and cancer; recently this long-standing collaboration included an IST evaluating SER-155 in 15 participants with irEC. irEC is among the most frequent and severe irAEs in recipients of ICI therapy and can be observed in up to 50% of patients, with rates varying based on cancer drug and treatment regimen. ICIs can cause a wide range of irAEs with links to T cell biology and epithelial barrier inflammation, both of which are biological functions shown in our preclinical and clinical pharmacology data to be positively impacted by SER-155. We expect to report initial clinical results, including preliminary safety, efficacy, pharmacology, and exploratory biomarker data in the second quarter of 2026. We believe data from this IST could further support the potential for live biotherapeutics to address a significant unmet need among the large population of cancer patients receiving ICIs and may further support evaluation of our biotherapeutic approach in this setting.

SER-603 is a novel, LBP candidate optimized to address disruptions in the GI microbiome and to improve GI mucosal barrier integrity through the inhibition of inflammatory bacteria and associated metabolites, the promotion of epithelial barrier integrity to reduce the translocation of inflammatory molecules and barrier inflammation, and to induce immune homeostasis through non-immunosuppressive regulatory T cell, or T-reg, induction via T cell signaling. Our research on SER-603 has been primarily supported through a partnership with the Crohn’s and Colitis Foundation, or CCF. These efforts aim to (i) confirm the functional phenotype and inflammatory state of patient subpopulations observed in our prior ulcerative colitis, or UC, clinical trials, and (ii) prioritize inflammatory targets and evaluate the potential to utilize biomarker-based patient selection and stratification for future studies. Many IBD patients experience an efficacy ceiling due to non-response or poor durability of response to existing therapies, and further, most advanced therapies target downstream inflammatory and immune responses and are immunosuppressive leading to toxicities and limitations with respect to combination therapies. IBD is a heterogeneous disease with both disruptions in the GI microbiome and epithelial barrier compromise being important drivers of disease that are not addressed by existing IBD therapies.

We believe that our cultivated live biotherapeutic candidates could be developed in additional patient populations to address barrier compromise and bloodstream and antimicrobial resistant infections, including autologous-HSCT patients, cancer patients with neutropenia, CAR-T, recipients, individuals with CLD, solid organ transplant recipients, as well as patients in the ICU and long-term acute care facilities. We continue to develop another proprietary live biotherapeutic composition, SER-147, designed to prevent bacterial bloodstream and SBP, infections in patients with metabolic disease, including CLD. Additionally, we are developing an oral liquid formulation based on SER-155 strains, for dosing in patients who cannot take oral capsules, such as intubated patients in the ICU, and other medically vulnerable patients at high risk of antimicrobial resistant infections, supported by a grant from CARB-X. We continue to leverage microbiome pharmacokinetic and pharmacodynamic data from across our clinical and preclinical portfolios, using our reverse translational development platform to prioritize future drug targets and to identify opportunities for monotherapy treatment and in combination with existing therapies across various indications, including inflammatory and immune diseases, cancer, and metabolic diseases.

Immunology and Inflammation

Irritable Bowel Disease and Ulcerative Colitis

UC, a form of IBD, is a relapsing-remitting chronic inflammatory disorder affecting the mucosal surface of the colon, leading to episodes of bloody diarrhea, urgency and mucosal inflammation (Danese and Fiocchi, 2011), which generally begins in young adulthood and endures for life. The incidence of UC is rising worldwide, and the prevalence of the disease is highest in the United States, Canada, and Europe. In the United States alone, the prevalence of UC is estimated to be 378 per 100,000, or approximately 1.25 million Americans (Lewis et al., 2023). The severity, extent, and duration of disease are also risk factors for developing colon cancer, which occurs at a rate as high as 0.5-1.0% per year, an important complication given the young age at which the disease strikes. Patients with UC also experience increased risk of Clostridioides difficile infection, or CDI, and primary sclerosing cholangitis, compared to the general population (Dlalal & Allegretti, 2022).

The majority of current medical therapies for the treatment of UC suppress the immune system rather than target reducing the triggers of immune activation and promoting immune tolerance. We believe there remains an unmet need for safer agents with novel non-immunosuppressive mechanisms of action. Moreover, alternative therapy is needed for patients with UC who experience frequent flares, are intolerant to the aminosalicylate class of medication, or where there are safety concerns relating to the use of immunomodulator or steroid therapy.

Current IBD therapies primarily suppress immune responses rather than address upstream drivers of immune activation. Despite advances in biologics and small molecules, many patients fail to achieve durable remission, and a substantial subset experience incomplete response, loss of response over time, or safety limitations associated with chronic immunosuppression. Additionally, current therapeutic approaches in IBD do not address the potential role of microbiome functional disruptions in causing or aggravating disease in IBD. However, not all patients with IBD present with microbiome disruption; many patients with IBD demonstrate comparable taxonomic and functional microbiome diversity to healthy subjects (Lloyd-Price 2019). Similarly, pre-clinical models have shown that microbiomes from patients with IBD drive variable immune responses, with only a subset of microbiomes resulting in inflammation (Hart et al. 2017; Britton et al. 2019). These data suggest that the microbiome may play a role in a subset of subjects with IBD.

Data from our SER-287 Phase 2b study and the first cohort of subjects from our SER-301 Phase 1b study in patients with mild-to-moderate UC suggest that the pharmacodynamic effects observed for SER-287 and SER-301 were greater in a subset of patients. Based on these results, we continue to advance research and development activities supported by partnerships to evaluate the potential to utilize biomarker-based patient selection and stratification in future clinical development efforts in IBD, and to further optimize our live biotherapeutic lead candidates. In October 2023, we were awarded a $500,000 grant from the CCF to leverage our clinical results and biological mechanism insights to functionally characterize subpopulations and to define associated biomarkers for IBD patient selection and stratification of patients where the GI microbiome plays an active role in inflammation and could be modified to reduce colitis. Our preclinical studies conducted to date have recapitulated the patient subpopulation observations from the previously run trials and progressed associated biomarker delineation of the populations, as well as confirmed a microbiome-driven functional link to disease. These research efforts aim to prioritize inflammatory targets for future clinical trials and evaluate the potential to utilize biomarker-based patient selection and stratification for these future studies.

SER-603

SER-603 is an investigational live biotherapeutic designed to improve response rates and durability of remission in patients with IBD, including UC and Crohn's disease. SER-603 is being developed for use as either a stand-alone therapy in mild-to-moderate disease or as a mechanism-distinct adjunctive therapy in combination with biologics or small molecules in moderate-to-severe disease. The program leverages our prior clinical experience in UC, including learnings from SER-287 and SER-301, and incorporates biomarker-driven patient stratification and optimized microbiome conditioning strategies.

SER-603 is in preclinical development, with IND-enabling activities ongoing. The program is supported by translational analyses from prior clinical studies and by preclinical studies that have recapitulated microbiome-defined patient subpopulation observations. We continue to evaluate biomarker-based patient selection approaches and functional characterization strategies to inform future clinical development.

Emerging clinical and preclinical evidence suggests that microbiome functional disruption contributes to disease activity in a defined subset of IBD patients. Observational and translational data from our prior SER-287 Phase 2b study and SER-301 Phase 1b study indicate that pharmacodynamic responses were greater in microbiome-defined subpopulations. These findings, along with external data demonstrating heterogeneity in microbiome-associated inflammatory responses, support the development of targeted, biomarker-informed live biotherapeutic strategies. We have discovered more than fifty GI bacterial features linked to inflammatory outcomes and have nominated and validated microbe associated biomarkers that can predict a response to current advanced therapies for IBD. Leveraging these biomarkers and our integrated preclinical and clinical data sets, SER-603 is optimized to address epithelial barrier dysfunction and microbiome-driven inflammation without systemic immunosuppression.

Given the chronic nature of IBD and continued unmet need for safe, durable, and non-immunosuppressive treatment options, we believe SER-603 has the potential to address a substantial commercial opportunity. SER-603 targets multiple segments of the IBD market, including moderate-to-severe UC (approximately 300,000-400,000 patients in the United States) as combination therapy with current standards of care, moderate-to-severe Crohn's disease in combination therapy setting, and mild-to-moderate UC and Crohn's disease as potential monotherapy.

Immune checkpoint-related enterocolitis (irEC)

IrEC is among the most frequent and severe irAEs in recipients of immune checkpoint-inhibitor therapy and can be observed in up to 50% of patients with rates varying based on cancer drug and treatment regimen. Immune checkpoint inhibitors can cause a wide range of irAEs with links to T cell biology and epithelial barrier inflammation, both of which are biological functions shown in our preclinical and clinical pharmacology data to be positively impacted by SER-155. We believe that supportive data from this study could provide further support for the expansion of indications that may be well suited for our biotherapeutic approach.

Immune checkpoint inhibitors are a commonly used class of drugs that promote anti-tumor immune activity for cancer treatment. irEC represents a growing and underserved market driven by the rapid expansion of ICI use across oncology. Importantly, irEC shares substantial pathophysiologic overlap with inflammatory bowel disease (IBD), including epithelial barrier dysfunction, dysregulated mucosal immunity, and microbiome perturbation. This biological convergence enables clinical, regulatory, and commercial synergies between irEC and IBD development programs. With approximately 500,000 patients using ICI globally, approximately 50,000 to 100,000 are anticipated to experience clinically significant irEC. irEC rates vary, with rates highest in CTLA-4-based and combination therapies (~50%); grade 2+ irEC can lead to discontinuation of therapy, risking further cancer progression.

SER-155 in irEC

SER-155 is currently being evaluated as a first-in-class live biotherapeutic candidate for the treatment of Grade 2–3 immune checkpoint inhibitor-related enterocolitis (irEC) as a result of ICI therapy. The program is designed to promote mucosal healing and modulate inflammation without systemic immunosuppression, with the goal of reducing or eliminating the need for high-dose corticosteroids, which carry the risk of toxicity and ICI efficacy impact. We believe SER-155 could be a first-in-class therapy as current approaches manage toxicity reactively with immunosuppression, which can negatively impact cancer treatment.

We are nearing completion of a single-arm, open-label Phase 1b investigator-sponsored trial conducted with Memorial Sloan Kettering Cancer Center evaluating SER-155 as first-line treatment of irEC. The study was fully enrolled (n=15) in early 2026, and we expect to report initial clinical results, including preliminary safety, efficacy, pharmacology, and exploratory biomarker data in the second quarter of 2026.

Infection Risk Reduction

We continue to be invested in the infectious disease space, with a renewed focus on leveraging our existing clinical data, translational insights, and manufacturing capabilities to support targeted development efforts across a defined set of related indications. We believe that the scientific and clinical data from our VOWST program (our then product candidate SER-109 program) validate our novel approach of using live biotherapeutics to decolonize pathogens and improve epithelial barrier integrity, resulting in reduced rate of infections in medically compromised patients. Data from the ECOSPOR III and ECOSPOR IV Phase 3 trial published in the New England Journal of Medicine (Feuerstadt et al., 2022) and Journal of the American Medical Association (Sims et al., 2023) suggest that live biotherapeutics have the potential to restructure the gut microbiome and shift the gut metabolic landscape. Additional data show that VOWST rapidly reduced the abundance of bacteria associated with common antibiotic resistance genes, or ARGs, and reduced ARG abundance in the gut (Straub et al., 2023). Collectively, we believe these data suggest the potential for live biotherapeutics to prevent the colonization and overgrowth of pathogens that can establish in the gut and ultimately to reduce infections. We believe that reducing pathogen colonization in the GI and improving GI epithelial barrier integrity to reduce the risk of infection may be replicable in a range of medically compromised patients, protecting them from infections and resulting downstream clinical sequelae.

We believe this approach may also enable us to reduce AMR, which the World Health Organization declared as a top ten global public health threat facing humanity, and with estimates that yearly deaths may reach 10 million by 2050, putting mortality due to AMR on par with deaths due to cancer. Recently, two manuscripts were published in Nature Medicine (Bryant et al. 2026) and the Journal of Infectious Diseases (Bryant et al. 2025) highlighting new insights into the functional mechanism and clinical impact of VOWST. The Nature Medicine article, titled “The impact of an oral purified microbiome therapeutic on the GI microbiome”, confirmed our pharmacological hypotheses from earlier VOWST studies, with higher VOWST dosing associated with enhanced pharmacokinetics, as assessed by faster and more robust therapeutic species engraftment in the gut. Treatment also significantly altered the composition of the intestinal microbiome and microbe-associated metabolites, including decreased primary and increased secondary bile acids, as well as elevated short- and medium-chain fatty acids, functional changes that inhibit C. difficile spore germination and vegetative growth. Further, in vitro analyses confirmed that VOWST batches induced production of these metabolites that disrupt C. difficile life cycle and growth. Collectively, these findings support VOWST’s role in restoring microbe-associated metabolic functions critical to preventing CDI recurrence. A complementary publication in the Journal of Infectious Diseases, titled “Comparability of Gastrointestinal Microbiome and Bile Acid Profiles in Patients With First or Multiply Recurrent Clostridioides difficile Infection”, reported a post hoc analysis of the ECOSPOR IV Phase 3 trial, evaluating differences in gastrointestinal microbiome and bile acid profiles between patients experiencing a first recurrence C. difficile infection (frCDI) versus multiply recurrence infection (mrCDI). These data demonstrate that the underlying functional disease etiology is consistent in both first and multiply recurrent CDI patient populations, with VOWST demonstrating similar efficacy and drug pharmacology across the broad patient population.

We believe these data provide important clinical translation and further demonstrate the potential of live biotherapeutics to target specific microbiome functions that are linked to serious disease, including those that are not effectively treated with other drug modalities. The underlying data supporting these publications was developed using Seres MbTx platform, which provides high-resolution assessment of drug pharmacology and functional mechanism of action. These data on bacterial function and pharmacology anchored the preclinical development of SER-155 and inform the continued development of Seres’ pipeline of next-generation live biotherapeutic products.

SER-155 in allo-HSCT

We are developing SER-155, an investigational, oral, live biotherapeutic designed to decolonize GI pathogens, improve GI epithelial barrier integrity, and induce immune homeostasis to prevent bacterial BSIs as well as other pathogen associated negative clinical outcomes in patients undergoing allo-HSCT. SER-155 is a live biotherapeutic candidate designed to prevent frequent, expensive, and fatal infections in blood cancer patients.

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

The rationale for this program is based in part on published clinical evidence from our collaborators at Memorial Sloan Kettering Cancer Center showing that allo-HSCT patients with decreased diversity of commensal microbes and pathogen domination in the GI tract were significantly more likely to die due to infection and/or lethal GvHD (Peled et al., 2020). There are an estimated 40,000 allo-HSCT procedures annually worldwide, and infection is one of the most common causes of mortality in these patients. The Center for International Blood & Marrow Transplant Research, or CIBMTR, reports that 19-28% of deaths in allo-HSCT patients over 18 years of age within 100 days post-transplant are caused by infections and 5-14% by GvHD. In December 2023, we received Fast Track Designation for SER-155 to reduce the risk of infection and GvHD in allo-HSCT patients. In December 2024, the FDA granted Breakthrough Therapy designation for SER-155 for the reduction of BSIs in patients 18 years and older undergoing allo-HSCT.

SER-155 Phase 1b Study (including placebo-controlled Cohort)

SER-155 has been evaluated in a Phase 1b study in patients undergoing allo-HSCT. The SER-155 Phase 1b study included two cohorts. Cohort 1 was designed to assess safety and drug pharmacology, specifically the drug strain engraftment in the GI tract. Cohort 1 included 13 subjects who received any dosing of the SER-155 regimen, with 11 subjects subsequently receiving an allo-HSCT. Results from this cohort, announced in May 2023, showed SER-155 was generally well tolerated and resulted in successful drug strain engraftment and a reduction in pathogen domination in the GI microbiome relative to a historical control cohort.

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

The median age in Cohort 2 was 63, and most subjects had acute myeloid leukemia, acute lymphocytic leukemia, myelodysplastic syndrome or myeloproliferative neoplasia as their primary disease and received reduced-intensity conditioning pre-transplant. Most patients received peripheral blood stem cells from a matched unrelated donor. A majority received post-transplant cyclophosphamide as part of their GvHD prophylaxis.

Results from Cohort 2, announced in September 2024, were consistent with the observations from Cohort 1. SER-155 was generally well tolerated, and no treatment-emergent serious adverse events related to drug were observed. SER-155 bacterial strains engrafted into the gastrointestinal tract of patients following the administration of SER-155.

The incidence of BSIs was significantly lower in the SER-155 arm compared with the placebo arm (2/20 (10%) vs. 6/14 (42.9%), respectively; [Odds Ratio: 0.15; 95% CI: 0.01, 1.13, p=0.0423]), which represents a relative risk reduction of approximately 77% and an absolute risk reduction of approximately 33%. In addition, while treatment antibiotic starts were similar in each arm, patients administered SER-155 were treated with antibiotics for a significantly shorter cumulative duration compared to patients in the placebo arm (9.2 days vs. 21.1 days, respectively, with a mean difference of -11.9 days [95% CI: -23.85, -0.04; p=0.0494]). The incidence of febrile neutropenia was lower in patients administered SER-155 compared to placebo (65% vs. 78.6%, respectively; [Odds Ratio: 0.51; 95% CI: 0.07, 2.99; p=0.4674]). Six cases of GI infections (C. difficile infections) were observed in the study, with four cases (20%) in the SER-155 arm and two cases (14.3%) in the placebo arm.

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

Following advancement of key startup activities for the SER-155 Phase 2 study in allo-HSCT, including the submission of a final protocol to the FDA in January 2026, study site evaluation and qualification with our CRO, and manufacturing of drug substance, we have paused additional investment in that program while continuing to seek funding for the Phase 2 study.

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

In October 2025, we presented new post hoc data from our SER-155 Phase 1b trial in an oral presentation at IDWeek in Atlanta, Georgia. The presentation included new post-hoc analysis from the completed SER-155 Phase 1b study describing differences between the SER-155 and placebo groups, including the bacterial and fungal organisms causing BSIs, BSI event clinical outcomes, antibacterial prophylaxis use, and patterns of AMR among the bacterial BSI organisms. These new data illustrated that BSIs occurred despite antibacterial prophylaxis, and that BSI bacteria exhibited AMR. Resistance to multiple antibacterial agent classes was observed only in the BSI bacteria from placebo-treated participants, two of whom had fatal outcomes related to their BSIs. These new data further support the potential of SER-155 as an innovative alternative approach to the significant unmet medical need for prevention of BSIs in HSCT patients, especially those BSIs associated with AMR that increases the risk of morbidity and mortality.

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

Oral Live Biotherapeutic Product - Liquid Formulation (LBP-LF)

In July 2025, we were awarded a grant from CARB-X to support the development of an oral liquid formulation of an LBP based on SER-155 (LBP-LF) for medically vulnerable patient populations at risk of BSIs, including AMR infections, who cannot be dosed with oral capsules, such as intubated patients in the ICU. The CARB-X grant provides us with up to $3.6 million of funding for research, manufacture, and design of a Phase 1 clinical trial in ICU patients. LBP-LF is designed to target the prevention of bloodstream infections in medical ICU patients by Escherichia coli and other gut-derived bacteria capable of harboring antibiotic resistance.

Up to 50% of all preventable medical ICU deaths have been attributed to infections with E. coli and other gut-derived bacteria (Mayr, 2006). These infections are also the leading cost in the medical ICU (Neidell, 2012). When ICU patients with multidrug resistant, or MDR, infections survive hospitalization, they have high long-term morbidity with over 20% 30-day readmission rates (Chang, 2015; Mayr, 2017). Over 5 million patients are admitted to ICUs in the U.S. annually, and these admissions account for approximately 20% of all acute care hospitalizations (Barrett et al. 2024). Infections with pathogenic, often MDR, bacteria are the leading cause of mortality in the medical ICU, causing up to 9 deaths for every 100 ICU patients admitted (Vincent, 2009). Most patients are admitted to the medical ICU with a known or suspected infection (i.e., sepsis) but, with targeted or empiric antibiotics, most recover from this initial infection. Once in the ICU, secondary, healthcare-associated infections frequently develop during the prolonged recovery from sepsis and are a significant driver of mortality.

LBP-LF is a novel approach that addresses both gut colonization and subsequent translocation by E. coli and other gut-derived pathogens to prevent a significant proportion of these secondary hospital acquired infections. LBP-LF is in preclinical development, with IND-enabling activities ongoing and IND-readiness targeted by the end of 2026. Development of LBP-LF is ongoing with grant support from CARB-X  and in collaboration with Columbia University.

SER-147

We are also developing another proprietary live biotherapeutic composition, SER-147, designed to prevent bacterial bloodstream and spontaneous bacterial peritonitis, or SBP, infections in patients with metabolic disease, including chronic liver disease, or CLD. SER-147 was designed and optimized using our reverse translational therapeutics development platform.

CLD is a progressive condition marked by deterioration of liver function and is reaching epidemic proportions affecting nearly 1.7 billion people worldwide, causing substantial health burden on afflicted countries (GBD 2017 Cirrhosis Collaborators, 2020, Clinical Liver Disease, 2021). In the advanced stages of CLD, known as decompensated cirrhosis, patients exhibit significant immune dysfunction, microbiome disruption, and increased contact with the healthcare system, all of which drive increased susceptibility to bacterial infections such as SBP and BSIs (Bajaj et al., 2021, Albillos et al., 2022). Over 40% of patients with decompensated cirrhosis experience an infection within the first year of diagnosis. Antibiotics are the only prophylactic option for patients at high risk of infections like SBP, resulting in exposure to antibiotics for months or years. To combat increasing rates of AMR, antibacterial prophylaxis for primary SBP is no longer recommended for the majority of patients outside of very high-risk, leaving significant unmet need. Many cultivated live biotherapeutics currently in clinic are constrained by formulation technologies incompatible with concomitant medications commonly used in CLD.

SER-147 is in preclinical development. The program is ready to progress to IND-enabling activities, including manufacturing, in order to advance to clinical development.

Manufacturing

The production of bacterial live biotherapeutic products is highly specialized. Owing to their hardiness and environmental persistence, production of aerobic and anaerobic vegetative bacteria, as well as spore-forming organisms, poses unique considerations for product, personnel, facility design, operation, quality assurance and quality control. Manufacturing activities with spores are subject to specialized regulations. We expect that a typical commercial fermentation will yield on the order of hundreds or thousands of doses per liter depending on the product and its composition. Additionally, because a given total dose contains multiple strains, the per-strain requirements for production may be even lower. As a result, we believe the relatively high productivity of our manufacturing processes relative to the dose level will enable production scales for both clinical and commercial supply to be modest by traditional industry standards for biologics and vaccine manufacturing.

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

We have cGMP manufacturing capabilities at our Cambridge, Massachusetts locations where we conduct cGMP manufacture of therapeutic candidates to support both drug substance and drug product manufacturing for early-phase and late-phase clinical development. Our current live biotherapeutic pipeline assets, including SER-155 and SER-603, are manufactured from standard clonal cell banks via cultivation. We may establish further manufacturing capabilities and facilities that will serve late-phase clinical and commercial supply for our product candidates. We may do this by expanding our current facilities, or by purchasing or building additional facilities. We also use contract manufacturing and testing organizations to supplement our internal capacity.

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
•
fines, warning letters, untitled letters, or holds on clinical trials;
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

The CTR utilizes a centralized process and requires the submission of a single clinical trial application, or CTA, for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

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

Brexit and the Regulatory Framework in the United Kingdom

Since the end of the Brexit transition period on January 1, 2021, and the implementation of the Windsor Framework on January 1, 2025, the United Kingdom, or UK, is not generally subject to EU laws in respect of medicinal products. The EU laws that have been transposed into UK law through secondary legislation remain applicable in the UK. However, new legislation such as the CTR is not applicable in the UK. The UK government has passed the Medicines and Medical Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, is the UK’s standalone medicines and medical devices regulator. As a result of the Ireland/Northern Ireland Protocol, different rules applied in Northern Ireland than in England, Wales, and Scotland, together, Great Britain (“GB”); which continued to follow the EU regulatory regime. However, on January 1, 2025, an arrangement called the “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes, and EU labeling and serialization requirements in relation to Northern Ireland, and introduces a UK-wide licensing process for medicinal products.

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

Healthcare Reform

In the United States, there have been a number of federal and state proposals regarding the pricing of pharmaceutical and biological products, government control and other changes to the healthcare system. It is uncertain what legislative or regulatory proposals will be adopted or what actions federal, state or private payors for medical goods and services may take in response to any healthcare reform proposals or legislation. We cannot predict the effect medical or healthcare reforms may have on our business, and no assurance can be given that any such reforms will not have a material adverse effect.

By way of example, the ACA was enacted in 2010, which, among other things, includes changes to the coverage and payment for pharmaceutical and biological products under government health care programs. Among other things, the ACA:

•
imposed an annual, nondeductible fee payable by an entity that manufactures or imports specified branded prescription drugs and biologic agents;
•
increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•
extended manufacturer Medicaid drug rebate liability from fee-for-service utilization to include Medicaid managed care utilization;
•
expanded the entity types eligible for participation in the 340B drug pricing program; and
•
established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011, enacted in August 2011, among other things, included reductions of Medicare payments to providers, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2032, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, the American Rescue Plan Act of 2021 eliminated the statutory cap on drug manufacturers' Medicaid drug rebate program liability, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s AMP.

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. The Inflation Reduction Act (“IRA”) was enacted in 2022. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (which began in 2024); and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). CMS has published the negotiated prices for the initial ten drugs, which went into effect in January 2026, and the subsequent 15 drugs, which will first be effective in 2027. CMS has also published next set of 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, but is likely to be significant.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any product candidate that we commercialize. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the U.S. that is based on drug prices outside the U.S. would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S pharmaceutical sector and our business.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure, drug price reporting and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states, and at least one state board is imposing an upper payment limit. Some states are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries. These types of initiatives may result in additional reductions in Medicare, Medicaid, and other healthcare funding, and may otherwise affect the prices we may obtain for our investigational products that receive approval. Adoption of other new legislation or regulation at the federal, state, or foreign level could further limit reimbursement for pharmaceuticals, including our product candidates if approved.

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

Human Capital

Employees

As of December 31, 2025, we had 66 full-time permanent employees, which included 14 employees in operations and administration and 52 employees in research and development (which includes clinical and manufacturing). Following the implementation of cost reduction actions in February 2026, our headcount was further reduced to 45 employees, including 13 in operations and administration and 32 employees in research and development as of March 1, 2026. None of our employees in the U.S. are currently represented by a labor union or covered by collective bargaining agreements, and we believe our relationship with our employees is good.

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

Inclusion and Belonging

We also believe that our long-term success and ability to deliver innovative, safe, and effective medicines to patients requires an inclusive workforce. We work to identify ways to attract, develop, and retain talent from all backgrounds and help foster a stronger sense of belonging for all employees. In addition, we strive to engender an open culture of mutual respect, and one that values employees’ health and well-being. We support employee development in a variety of ways including leadership training to build people manager capabilities, ongoing performance and development conversations, and tuition reimbursement. Our management reports to our Board on human capital management topics, including as relevant: corporate culture, workforce inclusion and belonging, employee development and retention, and compensation and benefits.

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

Based on our currently available cash resources, and considering our future operating plans, we anticipate that we will require additional funding following the third quarter of 2026. The ability to obtain additional equity or other financing, including through partnerships, with terms favorable or acceptable to us cannot be considered probable according to the applicable accounting standards because they are outside our control. Therefore, there is substantial doubt about our ability to continue as a going concern for at least 12 months from the date that our consolidated financial statements for the year ended December 31, 2025 were issued. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing or enter into a partnership. If potential collaborators or partners decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our audited consolidated financial statements included in this Annual Report on Form 10-K do not include any adjustments to reflect the possible inability of the Company to continue as a going concern within 12 months after the issuance of such financial statements.

We will need additional funding in order to advance development of our product candidates (including to conduct the planned Phase 2 study of SER-155 in allo-HSCT and to advance our earlier stage programs) and commercialize our product candidates, if approved. If we are unable to raise capital or secure a partnership or other business development transaction, we could be required to implement further cost-reduction measures, reduce or delay our product development programs or any potential future commercialization efforts, or pursue other alternatives which could include seeking relief under the U.S. Bankruptcy Code or winding down our operations.

Our expenses may increase in connection with our ongoing activities, particularly if we further SER-155 clinical studies, and research, develop and initiate clinical trials of our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur costs related to product manufacturing and commercialization, including marketing, sales and distribution, and may not generate meaningful product revenues or collaboration profit in the near future. Furthermore, we have incurred and expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital or secure a partnership when needed or on attractive terms, we could be forced to reduce or delay our product development programs or potential future commercialization efforts, or pursue other alternatives, which could include seeking relief under the U.S. Bankruptcy Code or winding down our operations.

We are actively seeking a business development transaction, which may include a partnership, to provide financial support and share in our vision to realize the clinical and commercial value of SER-155. Our strategic discussions are focused on supporting SER-155 clinical advancement to reduce the risk of bloodstream infections, including life-threatening and AMR infections, in medically vulnerable patient populations. We believe that SER-155 and other cultivated live biotherapeutic candidates could be developed in additional patient populations beyond allo-HSCT, including autologous-HSCT patients, cancer patients with neutropenia, CAR-T recipients, individuals with chronic liver disease, solid organ transplant recipients, as well as patients in the intensive care unit and long-term acute care facilities. We are also exploring collaborations to advance the development of our investigational biotherapeutics in inflammatory and immune diseases, including ulcerative colitis and Crohn’s disease.

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. Our future capital requirements will depend on many factors, including:

•
the cost of developing our pipeline product candidates, including SER-603 in IBD and SER-155 in irEC
•
the cost of conducting clinical trials for SER-155 in allo-HSCT and other targeted indications, and other product candidates in our pipeline;
•
the total amount of the Milestone Payments we may receive from the Transaction;
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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Additionally, market volatility resulting from current macroeconomic conditions, such as the conflicts involving Ukraine and Russia and Israel and its surrounding regions, trade wars or related uncertainty between the U.S. and other nations, including China, or other governmental action related to tariffs or international trade agreements or policies, and related impacts, or other factors could also adversely impact our ability to access capital as and when needed. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders and may decrease our stock price. The incurrence of indebtedness could result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or others at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

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

Since inception, we have incurred significant operating losses. Our loss from operations was $94.0 million, $121.3 million, and $195.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, we had cash and cash equivalents totaling $45.8 million and an accumulated deficit of $972.4 million. As noted elsewhere in this Annual Report on Form 10-K, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To date, we have financed our operations through the public offerings of our common stock, private placements of our common stock and preferred stock, payments under our prior collaboration agreements and loan facility and payments from government entities for research grants. We have devoted substantially all of our financial resources and efforts to developing our live biotherapeutics platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We have only developed one FDA-approved product, VOWST, which was sold to SPN in September 2024. We have not completed development of any of our other product candidates, which we call live biotherapeutic candidates, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our expenses may increase substantially in connection with our ongoing and future activities, particularly if and as we:

•
invest in our early-stage pipeline product candidates, including SER-603 in IBD and SER-155 in irEC;
•
conduct clinical trials for SER-155 in patients receiving allo-HSCT and for other medically vulnerable populations;
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

The total amount of the Milestone Payments we may receive from the Transaction is subject to various risks and uncertainties.

In connection with the Closing, SPN assumed certain liabilities with respect to the VOWST Business and agreed to pay to us, among other payments:

•
cash installment payments of $50 million, which was received on January 15, 2025, and $25 million, which was received July 1, 2025, (offset by $1.4 million paid by us to Nestlé on July 1, 2025 related to certain employment obligations assumed by SPN, as described below), conditioned on our material compliance with obligations under the TSA entered into at Closing between us and NESA;
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

As they are earned, the Milestone Payments will be satisfied as follows: (1) first, by set-off against all accrued interest on the Prepaid Milestone, (2) second, by set-off against the outstanding balance of the Prepaid Milestone until the Prepaid Milestone has been repaid in full and (3) thereafter, in cash. If any amount of the Prepaid Milestone (and any accrued interest thereon) remains outstanding as of following the last day of the Milestone Period, the balance thereof (together with any interest accrued thereon) will be forgiven and the right of set-off of SPN with respect thereto will be deemed forfeited. The installment payment received on July 1, 2025 was offset by $1.4 million we paid to Nestlé on the same date related to certain employment obligations assumed by SPN through the period prior to the Closing Date. Further, during the Profit Sharing Period, we and SPN shared 50/50 in the net profit or net loss achieved during the period.

The Milestone Payments are subject to various risks and uncertainties. The Milestone Payments are based on the achievement of specified worldwide net sales targets for the Product. Interest on the Prepaid Milestone will accrue and will reduce any corresponding Milestone Payments based on the length of time it takes to achieve the milestones. It is not possible to determine with precision as of the date of this Annual Report on Form 10-K the amount or timing of worldwide net sales the Product will generate in the future and, therefore, it is possible that certain of the Milestone Payments will not be earned or will be limited by lower Product net sales than anticipated. The specified worldwide net sales targets for the Product were based on certain assumptions about the future financial performance of the Product, and there can be no assurance that such projections will be achieved or that certain of the Milestone Payments will become payable.

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

We will need to secure additional funding to maintain operations beyond our current cash runway. Based on our currently available cash resources, and considering our future operating plans, we anticipate that we will require additional funding following the third quarter of 2026. However, due to our smaller business size and the early stage of development of our remaining assets, there can be no assurance that we will be able to raise the required capital on favorable terms, or at all. This potential inability to obtain necessary funding could have a material adverse effect on our growth prospects, financial condition, and results of operations.

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

We were obligated to use the proceeds from the completion of the Transaction to fully repay our indebtedness under our prior credit facility with Oaktree Capital Management ("Oaktree"). We have broad discretion with respect to the use of the remaining proceeds of the Transaction, including to support the further advancement of SER-155 and our other cultivated live biotherapeutic product candidates. The results and effectiveness of the use of proceeds are uncertain, and we could spend the proceeds in ways that do not improve our remaining business, financial condition or results of operations. Our failure to apply these funds effectively could have an adverse effect on its business, financial condition and results of operations.

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

The UK regulatory framework in relation to clinical trials is derived from the now-repealed EU Clinical Trials Directive (as implemented into UK law, through the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended). In April 2025, the UK government adopted the Medicines for Human Use (Clinical Trials) Amendment Regulations. The amendment, which will take full effect in April 2026, aims to provide a more flexible regime to make it easier to conduct clinical trials in the UK, increase the transparency of clinical trials conducted in the UK and make clinical trials more patient centered.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, risky and may take many years. The scope and amount of clinical data required to obtain marketing approvals can vary substantially from jurisdiction to jurisdiction, and it may be difficult to predict whether a particular regulatory body will require additional or different studies than those conducted by a sponsor, especially for novel product candidates such as our live biotherapeutic candidates. The FDA or foreign regulatory authorities may delay, limit, or deny approval to market our product candidates for many reasons, including: our inability to demonstrate that the clinical benefits of our product candidates outweigh any safety or other perceived risks; the regulatory authority’s disagreement with the interpretation of data from nonclinical or clinical studies; the regulatory authority’s requirement that we conduct additional preclinical studies and clinical trials; changes in marketing approval policies during the development period; changes in or the enactment of additional statutes or regulations, or changes in regulatory review process for each submitted product application; or the regulatory authority’s failure to approve the manufacturing processes or third-party manufacturers with which we contract. For instance, the EU pharmaceutical legislation has been undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published on April 26, 2023. The proposed changes were since discussed and negotiated by the European Parliament and the Council of the EU as part of the EU ordinary legislative process. A provisional agreement has been reached by the European Parliament and Council of the EU on the proposed revisions on December 11, 2025. The proposed revisions (affecting the duration of regulatory data protection and market protection, including for orphan medicinal products, revising the eligibility for expedited pathways, etc.) remain to be formally adopted by the two institutions, which is not anticipated before early 2026. The proposed changes are not expected to enter into application before 2028 and may however have a significant impact on the biopharmaceutical industry in the long term.

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

Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations or policy changes could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

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

If a prolonged government shutdown occurs, or if funding shortages, staffing limitations, or changes in administrative policy delay or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. It could also impact our ability to access the public markets and obtain necessary capital in order to fund our operations.

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

Evaluation of our product candidates in investigator-sponsored clinical trials (ISTs) may expose us to additional risks that could impair the development of our product candidates.

We are currently supporting an IST with Memorial Sloan Kettering Cancer Center to evaluate SER-155 in patients with immune checkpoint related enterocolitis, and may in the future support other ISTs for our product candidates that are designed and managed by independent investigators or institutions. While we believe these clinical trials have the potential to provide supportive data that may further the development of our product candidates, we do not directly control the clinical development process, including, but not limited to, the initiation, enrollment, safety reporting, or conduct of these trials. As a result, ISTs may be subject to significant delays, fail to comply with GCPs or other regulatory requirements, be terminated prematurely by the investigator or applicable IRBs or ethics committees, or produce data that is not useful for, or acceptable to, regulatory authorities for purposes of obtaining regulatory approval. ISTs may also identify safety or tolerability concerns that could adversely affect the development of our product candidates, including through the imposition of clinical holds, or otherwise subject us to liability. Moreover, if the data from any ISTs differ from the data we have observed in our sponsored clinical studies, such differences could potentially require us to conduct additional clinical trials or otherwise delay or prevent regulatory approval from the FDA or other regulatory authorities. Any of these factors could adversely impact our reputation, delay our development timelines, or negatively affect our development and commercialization efforts.

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

In the United States, the Affordable Care Act or ACA, was signed into law in 2010. The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affects the U.S. pharmaceutical industry.

Among the provisions of the ACA of importance to our business, including without limitation, our ability to commercialize and the prices we may obtain for any product candidates that are approved for sale are the following:

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
•
extension of manufacturers’ Medicaid rebate liability to apply to Medicaid managed care utilization;
•
expansion of the entity types eligible for participation in the 340B drug pricing program; and
•
a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research.

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. The Inflation Reduction Act, or the IRA, was enacted in 2022. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (which began in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discounting program (which began in 2025). CMS has published the negotiated prices for the initial ten drugs, which went into effect in January 2026, and the subsequent 15 drugs, which will first be effective in 2027. CMS has also published the next set of 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, but is likely to be significant.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how these proposals will be implemented, these policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any product candidate that we commercialize. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. Imposing a rebate in the U.S. that is based on drug prices outside the U.S. would mark a drastic and unprecedented shift in the U.S. pharmaceutical market, and while the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.

Individual states in the United States have become increasingly active in enacting laws or implementing regulations designed to contain pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. Some measures are designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states, and at least one state board is imposing an upper payment limit. Some states are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution.

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

Our patent portfolio currently includes 22 active patent application families (which includes an exclusive licenses to certain IP from Memorial Sloan Kettering Cancer Center). Of these, 18 applications have been nationalized, one is at the PCT stage, and three are at the provisional stage. To date, we have obtained issuance of 33 U.S. patents (which includes three as licensee). Of the issued U.S. patents, 13 U.S. patents (including one as licensee) have been assigned to Nestlé Health Science as part of its purchase of VOWST. We cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents or our current patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, we are pursuing claims to therapeutic, binary compositions of certain bacterial populations. Any claims that may issue may provide coverage for such binary compositions and/or their use. However, there can be no assurance that an alternative composition that may fall outside the scope of such claims will not be equally effective. Further, while our product candidates are made up of specific cultivated bacteria, third-party compositions may have greater complexity and variability (e.g., lot to lot variations), and it is possible that a patent claim may provide coverage for some but not all third-party compositions. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.

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

On February 27, 2026, the board of directors appointed Richard N. Kender, a current member of the board of directors, to serve as Executive Chair of the Board and as Interim Chief Executive Officer of the Company, Matthew Henn, Ph.D., the Company’s Chief Scientific Officer, to the additional role of President, and Kelly Brady, M.S., the Company’s Senior Vice President, Clinical Development, to the role of Executive Vice President, Chief Operating Officer, each effective March 2, 2026 (the “Effective Date”). As a result of the appointment of Mr. Kender as Interim Chief Executive Officer, Thomas J. DesRosier and Marella Thorell ceased serving as Co-Presidents and Co-Chief Executive Officers of the Company as of the Effective Date. Mr. DesRosier continues to serve as the Company’s Executive Vice President, Chief Legal Officer, and Ms. Thorell continues to serve as the Company’s Executive Vice President, Chief Financial Officer.

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

We are highly dependent on our Interim CEO, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and potential future commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for hiring of scientific and clinical personnel from universities and research institutions.

In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy and execution. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

On September 23, 2025, we announced that we implemented cost reduction actions, including decreasing our workforce by approximately 25%. We decreased the workforce by an additional 30% in February 2026 as part of additional cost reduction measures taken to extend our cash runway. These measures could result in personnel attrition beyond our planned reduction in headcount or reduce employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, or our ability to attract highly skilled employees.

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

We have significant excess leased space that may adversely affect our financial condition and results of operations.

Following the sale of our VOWST Business, the completion of the TSA, and our cost reduction actions, we have significantly reduced our workforce and manufacturing footprint. As a result, we have excess capacity under our existing lease obligations that exceeds our current and anticipated operational needs. We remain obligated to make rental and other payments under these leases regardless of whether we utilize the leased space. Our lease obligations require us to make substantial cash payments that reduce the cash available to fund our research and development programs, clinical trials, and other operational needs.

We may seek to sublease the excess space to reduce our ongoing costs; however, there can be no assurance that we will be able to identify suitable subtenants or negotiate sublease arrangements on favorable terms, or at all. Current commercial real estate market conditions, including elevated vacancy rates and declining demand for certain types of office and laboratory space, may make it difficult to sublease our excess space or may require us to accept sublease terms that do not fully offset our lease obligations. Even if we are able to sublease the excess space, we would remain primarily liable to the landlord under the underlying leases, and any default by a subtenant could result in additional costs and liabilities to us.

In addition, we may be required to recognize impairment charges with respect to right-of-use assets associated with leased properties that are no longer being fully utilized. Any such impairment charges could have a material adverse effect on our results of operations and financial condition.

The costs associated with our excess leased space, combined with any inability to sublease such space or potential impairment charges, could materially and adversely affect our liquidity, cash flows, financial condition, and results of operations, and could limit our ability to invest in the advancement of SER-155 and our other pipeline programs.

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

We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who continue to work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques, including artificial intelligence ("AI"), that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Additionally, any integration of artificial intelligence in our or any third party's operations, products or services is expected to pose new or unknown cybersecurity risks and challenges.

We and certain of our service providers are from time to time subject to cyberattacks and security attempts or incidents that threaten the confidentiality, integrity and availability of our information technology systems and confidential information. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. If we or our third-party vendors were to experience a significant cybersecurity breach of our or their information technology systems or data, the costs associated with the investigation and remediation could be material. Any such real or perceived unauthorized access or use, breach, or other loss of confidential information could also result in regulatory scrutiny, reputational harm, legal claims or proceedings (including class actions), and liability under federal or state laws that protect the privacy of personal information, and regulatory enforcement, including penalties or fines. Notice of breaches may be required to affected individuals or state, federal or foreign regulators, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such notifications could be costly, harm our reputation and our ability to compete. Although we have implemented security measures to prevent unauthorized access, such data is currently accessible through multiple channels, and there is no guarantee that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and data from breach. Additionally, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

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

Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act or collectively, the CCPA, requires covered businesses that process personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may also be required. Similar laws have been enacted in other states reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Furthermore, the Federal Trade Commission, or FTC, and many State Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, in Europe, we may be subject to the European Union General Data Protection Regulation (“EU GDPR”) and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”) (the EU GDPR and UK GDPR together referred to as the “GDPR”). The GDPR imposes strict requirements for processing the personal data of individuals within the European Economic Area, or EEA or UK, or in the context of our activities within the EEA and the UK. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million / £17.5 million or 4% of the annual global revenues of the noncompliant undertaking, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions). Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. Case law from the Court of Justice of the EU states that reliance on the standard contractual clauses, or SCCs - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis.

We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we operate our business, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Our business may be affected by the evolving regulatory framework for AI Technologies.

We use AI and machine learning (collectively, “AI Technologies”) throughout our business, and are making modest investments in this area. The regulatory framework for AI Technologies is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies.

It is possible that new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Technologies. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

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

Also, the anticipated benefit of any acquisition, disposition, or any other transaction or strategic alternative may not materialize. Future acquisitions, dispositions, or alternatives could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, and may not achieve their intended benefits, any of which could harm our financial condition and our business. We cannot predict the number, timing or size of any transactions, or the effect that any such transactions might have on our operating results, our business, or our financial condition.

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

Our ability to use our net operating loss carryforwards and research and development credits to offset future taxable income or income tax liabilities, respectively, may be subject to certain limitations.

As of December 31, 2025, we had net operating loss carryforwards, or NOLs, of $616.4 million for federal income tax purposes and $597.8 million for state income tax purposes, which may be available to offset our future taxable income, if any. Our federal NOLs subject to expiration begin to expire in various amounts in 2035. Our federal NOLs generated in taxable years beginning after December 31, 2017 are not subject to expiration, but may generally only be used to offset 80% of taxable income in years beginning after December 31, 2020. Our state NOLs also begin to expire in various amounts in 2035. As of December 31, 2025, we also had federal and state research and development and other tax credit carryforwards of approximately $46.2 million and $10.0 million, respectively, net of uncertain tax position reserves, available to reduce future income tax liabilities, if any. Our federal and state tax credit carryforwards begin to expire in various amounts in 2031 and 2028, respectively. The federal research and development tax credit carryforwards include an orphan drug credit carryforward of $25.9 million. These NOLs and tax credit carryforwards could expire unused, to the extent subject to expiration, and be unavailable to offset future taxable income or income tax liabilities, respectively.

In addition, in general, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change NOLs and tax credit carryforwards to offset future taxable income and income taxes, respectively. For these purposes, an ownership change generally occurs where the aggregate change in stock ownership of one or more stockholders or groups of stockholders owning at least 5% of a corporation’s stock exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We have experienced ownership changes in the past, per a Section 382 study performed through December 31, 2024. We believe that none of our existing tax assets will expire unused as a result of the calculated limitations resulting from such ownership changes. However, we may have experienced additional ownership changes since December 31, 2024, and we may experience ownership changes in the future as a result of future transactions in our stock, some of which may be outside our control. If we have undergone additional ownership changes, or if we undergo ownership changes in the future, our ability to use our NOLs and tax credit carryforwards could be further limited. For these reasons, we may not be able to use a material portion of our NOLs or tax credit carryforwards, even if we attain profitability. We have recorded a full valuation allowance related to our NOLs and other deferred tax assets due to the uncertainty of the ultimate realization of the future tax benefits of such assets.

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

Our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 29% of our outstanding voting stock as of December 31, 2025. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

Provisions in our restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because the Board is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board. Among other things, these provisions include those establishing:

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

Our stock price is likely to be volatile. Furthermore, the stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price they paid for their common stock. The market price for our common stock may be influenced by many factors, including:

•
our ability to develop, execute and realize the benefits of strategic plans including accessing capital through potential business development and/or achieving overall financing goals;
•
our requirement for additional capital to fund our operations following the third quarter of 2026;
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

Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include but are not limited to the following:

•
risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•
cybersecurity awareness training of our employees, including incident response personnel, and senior management;
•
a security incident response plan that includes procedures for responding to cybersecurity incidents;
•
a third-party risk management process for key service providers based on our assessment of their criticality to our operations and respective risk profile, suppliers, and vendors who have access to our critical systems and information; and
•
cybersecurity insurance to cover us for costs and expenses we may incur due to a cybersecurity incident.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, “Risk Factors— Risks Related to Our Operations—Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of management’s implementation of our cybersecurity risk management program.

The Audit Committee receives quarterly reports from our Vice President, Bioinformatics & Information Technology, or VP of IT, on our cybersecurity risks. In addition, our VP of IT updates the Audit Committee, where it deems appropriate, regarding any cybersecurity incidents it considers to be significant or potentially significant. The Audit Committee regularly reports to the full Board regarding its activities, including those related to cybersecurity.

Our management team, including our VP of IT, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our VP of IT has nearly three decades of IT and computational experience in life sciences organizations. His cybersecurity work includes the development and implementation of cybersecurity policies, platforms, and robust end-user training curriculums. Our VP of IT and IT Group work together to monitor and report cybersecurity trends and threats to management. Additionally, we work with an external IT partner and external cybersecurity counsel to assess, identify, and manage risks from cybersecurity threats. The IT Group undertakes table-top business disruption, disaster recovery and related response strategies, and plans on a periodic basis, and aims to review, and if appropriate update, applicable policies and procedures annually.

Our management team and IT Group takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

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

Holders

As of March 1, 2026, there were approximately eleven holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have not paid any cash dividends on our common stock since inception and do not anticipate paying cash dividends in the foreseeable future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Recent Sales of Unregistered Securities

We did not make any sales of unregistered securities during the quarter ended December 31, 2025.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

There were no repurchases of shares of common stock made during the quarter ended December 31, 2025.

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

A discussion regarding our financial condition and results of operations for the years ended December 31, 2025 and 2024, including a year-to-year comparison between 2025 and 2024, is presented below. For a full discussion of changes from the year ended December 31, 2024 to the year ended December 31, 2023, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7. of our Annual Report on Form 10-K for the year ended December 31, 2024 (filed with the SEC on March 13, 2025).

Overview

We are a clinical-stage company focused on improving patient outcomes in medically vulnerable populations through discovery and development of novel live biotherapeutic product, or LBP, candidates. We led the successful development and approval of VOWST, the first FDA-approved orally administered microbiome biotherapeutic and a Breakthrough Therapy designated drug, which was sold to Société des Produits Nestlé S.A., or SPN, and with certain of its affiliates, collectively, Nestlé Health Science, in September 2024. We have established field-leading capabilities and platforms that are powered by best-in-field human data sets to advance a portfolio of products that can uniquely address diseases by targeting host pathways that are modulated by microbes in the human body, and, in particular, diseases associated with mucosal barrier-immune interface targets. We believe clinical and nonclinical data across our programs support the development of LBPs to target the prevention and treatment of a broad swath of infections, and to treat inflammatory and immune, or I&I, diseases. Our pipeline consists of SER-155, SER-603, and SER-147, as well as other potential candidates in earlier development.

Our LBP candidates are consortia of bacteria designed to optimize specific, targeted pharmacological properties, and are formulated for oral delivery. We maintain a differentiated live biotherapeutics drug discovery and development platform that includes good manufacturing practices, or GMP, manufacturing capabilities for this novel drug modality. Our pipeline assets, including SER-155 and SER-603, are designed to target multiple disease-relevant pathways and are manufactured from standard clonal cell banks via cultivation. Our knowledge base and platforms enable selection of bacteria for precision consortia design to drive specific clinical outcomes and further provide unique insights on microbe-associated disease targets. We are designing LBP candidates to modulate host function to increase epithelium integrity and to induce immune homeostasis and tolerance, as well as to prevent the colonization and overgrowth of pathogens in the gastrointestinal, or GI, tract. We believe that the scientific and clinical data from the development of VOWST (our then product candidate SER-109 program) and the data from the SER-155 Phase 1b study (described below) validate our novel therapeutic approach in both infectious disease and I&I diseases. In the context of infection, we believe that our technology may be replicable across different bacterial pathogens with the potential to develop live biotherapeutics to protect a range of medically compromised patients at risk of antimicrobial resistance, or AMR, infections and bloodstream infections, or BSIs, that can result from a compromised epithelial barrier and that can be a major cause of mortality.

SER-155, our most advanced LBP candidate, is an investigational, oral, live biotherapeutic designed to decolonize GI pathogens, improve GI epithelial barrier integrity, and induce immune homeostasis to prevent bacterial BSIs, including those that can harbor antimicrobial resistance, as well as other pathogen-associated negative clinical outcomes in patients undergoing allogeneic hematopoietic stem cell transplantation, or allo-HSCT. In December 2023, we received Fast Track Designation for SER-155 to reduce the risk of infection and GvHD in patients undergoing allo-HSCT, and in December 2024, the FDA granted Breakthrough Therapy designation to SER-155 for the reduction of BSIs in patients 18 years and older undergoing allo-HSCT. In our placebo-controlled Phase 1b study of SER-155 in allo-HSCT, SER-155 was associated with a 77% relative risk reduction in bacterial BSIs and a significant reduction in systemic antibiotic exposure as well as a lower incidence of febrile neutropenia, as compared to placebo through day 100 post HSCT. SER-155 was generally well tolerated, with no observed treatment-related serious adverse events. Importantly, we observed clinical translation on the drug candidate's mechanisms of action, including improvements in epithelial integrity and immune homeostasis. Following advancement of key startup activities for the SER-155 Phase 2 study in allo-HSCT, including the submission of a final protocol to the FDA in January 2026, study site evaluation and qualification with our CRO, and manufacturing of drug substance, we have paused additional investment in that program, preserving the optionality to efficiently restart the study, while continuing to seek funding for the Phase 2 study.

Our current strategy prioritizes advancing our programs that target I&I indications. We have meaningfully advanced over the past decade our scientific understanding of how microbes in the GI functionally modulate pathways at the mucosal barrier-immune interface that are associated with inflammatory and immune-related disease. The clinical data from our SER-155 Phase 1b study in allo-HSCT, along with our extensive preclinical and translational clinical data compiled over the past decade support and inform the advancement of our earlier stage programs targeting I&I diseases. We are evaluating SER-155 in immune checkpoint-related enterocolitis, or irEC, and we are developing SER-603, broadly in inflammatory bowel disease, or IBD, including ulcerative colitis, or UC, and Crohn's disease. We believe that our LBPs could represent a non-immunosuppressive treatment option for I&I diseases that are linked to colitis and could broadly address immune therapy toxicities, both of which represent significant unmet medical needs and potential commercial opportunities. We are currently exploring potential collaborations related to those I&I disease programs.

We have been collaborating with Memorial Sloan Kettering Cancer Center for over a decade on the impact of the GI microbiome on immune related diseases and cancer; recently this long-standing collaboration included an investigator-sponsored trial, or IST, evaluating SER-155 in 15 participants with irEC. irEC is among the most frequent and severe immune-related adverse events, or irAEs, in recipients of immune checkpoint inhibitor, or ICI, therapy and can be observed in up to 50% of patients, with rates varying based on cancer drug and treatment regimen. ICIs can cause a wide range of irAEs with links to T cell biology and epithelial barrier inflammation, both of which are biological functions shown in our preclinical and clinical pharmacology data to be positively impacted by SER-155. We expect to report initial clinical results, including preliminary safety, efficacy, pharmacology, and exploratory biomarker data in the second quarter of 2026. We believe data from this IST could further support the potential for live biotherapeutics to address a significant unmet need among the large population of cancer patients receiving ICIs and may further support evaluation of our biotherapeutic approach in this setting.

SER-603 is a novel, LBP candidate optimized to address disruptions in the GI microbiome and to improve GI mucosal barrier integrity through the inhibition of inflammatory bacteria and associated metabolites, the promotion of epithelial barrier integrity to reduce the translocation of inflammatory molecules and barrier inflammation, and to induce immune homeostasis through non-immunosuppressive regulatory T cell, or T-reg, induction via T cell signaling. Our research on SER-603 has been primarily supported through a partnership with the Crohn’s and Colitis Foundation, or CCF. These efforts aim to (i) confirm the functional phenotype and inflammatory state of patient subpopulations observed in our prior ulcerative colitis, or UC, clinical trials, and (ii) prioritize inflammatory targets and evaluate the potential to utilize biomarker-based patient selection and stratification for future studies. Many IBD patients experience an efficacy ceiling due to non-response or poor durability of response to existing therapies, and further, most advanced therapies target downstream inflammatory and immune responses and are immunosuppressive leading to toxicities and limitations with respect to combination therapies. IBD is a heterogeneous disease with both disruptions in the GI microbiome and epithelial barrier compromise being important drivers of disease that are not addressed by existing IBD therapies.

We believe that SER-155 and other cultivated live biotherapeutic candidates could be developed in additional patient populations to address barrier compromise and bloodstream and AMR infections beyond allo-HSCT, including autologous-HSCT patients, cancer patients with neutropenia, chimeric antigen receptors therapy, or CAR-T, recipients, individuals with chronic liver disease, or CLD, solid organ transplant recipients, as well as patients in the intensive care unit, or ICU, and long-term acute care facilities. We continue to develop another proprietary live biotherapeutic composition, SER-147, designed to prevent bacterial bloodstream and spontaneous bacterial peritonitis, or SBP, infections in patients with metabolic disease, including CLD. Additionally, we are developing an oral liquid formulation based on SER-155 strains, for dosing in patients who cannot take oral capsules, such as intubated patients in the ICU, and other medically vulnerable patients at high risk of AMR infections, supported by a grant from CARB-X (Combating Antibiotic-Resistant Bacteria Biopharmaceutical Accelerator). We continue to leverage microbiome pharmacokinetic and pharmacodynamic data from across our clinical and preclinical portfolios, using our reverse translational development platform to prioritize future drug targets and to identify opportunities for monotherapy treatment and in combination with existing therapies across various indications, including inflammatory and immune diseases, cancer, and metabolic diseases.

We have built and deploy a reverse translational platform and knowledge base, which we call our MbTx Platform, for the discovery and development of live biotherapeutics, and maintain extensive proprietary know-how that may be used to support future research and development efforts. This platform incorporates high-resolution analysis of human clinical data to identify microbiome biomarkers associated with disease and non-disease states; preclinical screening using human cell-based assays and in vitro/ex vivo and in vivo disease models customized for live biotherapeutics; and a strain library and associated microbiological capabilities that spans broad biological and functional breadth. This platform and knowledge base are integrated through a proprietary knowledge graph and agentic artificial intelligence, enabling rapid identification of specific microbes, microbial genes, and microbial metabolites/peptides associated with disease and the design of therapeutic consortia of bacteria for specific pharmacological properties to restructure the gut microbiome and modulate functional pathways associated with disease. In addition, we own a valuable intellectual property estate related to the development and manufacture of live biotherapeutics.

Since our inception in October 2010, we have devoted substantially all of our resources to developing our programs, platforms, and technologies, building our intellectual property portfolio, developing our supply chain, business planning, raising capital and providing general and administrative support for these operations.

Our product candidates are in early-stage clinical or preclinical development. Our ability to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss from operations was $94.0 million, $121.3 million, and $195.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $972.4 million.

While we plan to focus our investment on advancing our early-stage live biotherapeutic candidates, starting with SER-603, in the near-term and, subject to receiving additional funding, progressing the development of SER-155 into a Phase 2 study, our expenses may increase in connection with these future activities. See “Risk Factors—Risks Related to Our Financial Position and Need for Additional Capital—We are a clinical-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.”

In addition, if we obtain marketing approval for any of our product candidates, we expect to incur costs related to product manufacturing and commercialization, including marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company.

As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of collaborations with third parties, public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of factors such as the impacts of pandemics, increases in inflation rates, interest rates and tariffs. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. Our inability to raise capital or secure a partnership as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

As of December 31, 2025, we had cash and cash equivalents totaling $45.8 million. Based on our currently available cash resources, and considering our future operating plans, we anticipate that we will require additional funding following the third quarter of 2026. In accordance with applicable accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within 12 months after the date of the issuance of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In performing this analysis, we excluded certain elements of our operating plan that cannot be considered probable of occurring. Under the applicable accounting standards, any future transactions or equity issuances cannot be considered probable, as these events are outside our control. Accordingly, management has concluded that substantial doubt exists about our ability to continue as a going concern for 12 months from the date the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, are issued. See “Risk Factors— Risks Related to Our Financial Position and Need for Additional Capital —We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.”

On September 23, 2025, we announced that we implemented cost reduction actions, including decreasing our workforce by approximately 25%. During the year ended December 31, 2025, we incurred approximately $1.0 million in restructuring costs, primarily related to severance costs. These costs were paid out in the fourth quarter of 2025.

Immunology and Inflammation

Irritable Bowel Disease and Ulcerative Colitis

UC, a form of IBD, is a relapsing-remitting chronic inflammatory disorder affecting the mucosal surface of the colon, leading to episodes of bloody diarrhea, urgency and mucosal inflammation (Danese and Fiocchi, 2011), which generally begins in young adulthood and endures for life. The incidence of UC is rising worldwide, and the prevalence of the disease is highest in the United States, Canada, and Europe. In the United States alone, the prevalence of UC is estimated to be 378 per 100,000, or approximately 1.25 million Americans (Lewis et al., 2023). The severity, extent, and duration of disease are also risk factors for developing colon cancer, which occurs at a rate as high as 0.5-1.0% per year, an important complication given the young age at which the disease strikes. Patients with UC also experience increased risk of Clostridioides difficile infection, or CDI, and primary sclerosing cholangitis, compared to the general population (Dlalal & Allegretti, 2022).

The majority of current medical therapies for the treatment of UC suppress the immune system rather than target reducing the triggers of immune activation and promoting immune tolerance. We believe there remains an unmet need for safer agents with novel non-immunosuppressive mechanisms of action. Moreover, alternative therapy is needed for patients with UC who experience frequent flares, are intolerant to the aminosalicylate class of medication, or where there are safety concerns relating to the use of immunomodulator or steroid therapy.

Current IBD therapies primarily suppress immune responses rather than address upstream drivers of immune activation. Despite advances in biologics and small molecules, many patients fail to achieve durable remission, and a substantial subset experience incomplete response, loss of response over time, or safety limitations associated with chronic immunosuppression. Additionally, current therapeutic approaches in IBD do not address the potential role of microbiome functional disruptions in causing or aggravating disease in IBD. However, not all patients with IBD present with microbiome disruption; many patients with IBD demonstrate comparable taxonomic and functional microbiome diversity to healthy subjects (Lloyd-Price 2019). Similarly, pre-clinical models have shown that microbiomes from patients with IBD drive variable immune responses, with only a subset of microbiomes resulting in inflammation (Hart et al. 2017; Britton et al. 2019). These data suggest that the microbiome may play a role in a subset of subjects with IBD.

Data from our SER-287 Phase 2b study and the first cohort of subjects from our SER-301 Phase 1b study in patients with mild-to-moderate UC suggest that the pharmacodynamic effects observed for SER-287 and SER-301 were greater in a subset of patients. Based on these results, we continue to advance research and development activities supported by partnerships to evaluate the potential to utilize biomarker-based patient selection and stratification in future clinical development efforts in IBD, and to further optimize our live biotherapeutic lead candidates. In October 2023, we were awarded a $500,000 grant from the CCF to leverage our clinical results and biological mechanism insights to functionally characterize subpopulations and to define associated biomarkers for IBD patient selection and stratification of patients where the GI microbiome plays an active role in inflammation and could be modified to reduce colitis. Our preclinical studies conducted to date have recapitulated the patient subpopulation observations from the previously run trials and progressed associated biomarker delineation of the populations, as well as confirmed a microbiome-driven functional link to disease. These research efforts aim to prioritize inflammatory targets for future clinical trials and evaluate the potential to utilize biomarker-based patient selection and stratification for these future studies.

SER-603

SER-603 is an investigational live biotherapeutic designed to improve response rates and durability of remission in patients with IBD, including UC and Crohn's disease. SER-603 is being developed for use as either a stand-alone therapy in mild-to-moderate disease or as a mechanism-distinct adjunctive therapy in combination with biologics or small molecules in moderate-to-severe disease. The program leverages our prior clinical experience in UC, including learnings from SER-287 and SER-301, and incorporates biomarker-driven patient stratification and optimized microbiome conditioning strategies.

SER-603 is in preclinical development, with IND-enabling activities ongoing. The program is supported by translational analyses from prior clinical studies and by preclinical studies that have recapitulated microbiome-defined patient subpopulation observations. We continue to evaluate biomarker-based patient selection approaches and functional characterization strategies to inform future clinical development.

Emerging clinical and preclinical evidence suggests that microbiome functional disruption contributes to disease activity in a defined subset of IBD patients. Observational and translational data from our prior SER-287 Phase 2b study and SER-301 Phase 1b study indicate that pharmacodynamic responses were greater in microbiome-defined subpopulations. These findings, along with external data demonstrating heterogeneity in microbiome-associated inflammatory responses, support the development of targeted, biomarker-informed live biotherapeutic strategies. We have discovered more than fifty GI bacterial features linked to inflammatory outcomes and have nominated and validated microbe associated biomarkers that can predict a response to current advanced therapies for IBD. Leveraging these biomarkers and our integrated preclinical and clinical data sets, SER-603 is optimized to address epithelial barrier dysfunction and microbiome-driven inflammation without systemic immunosuppression.

Given the chronic nature of IBD and continued unmet need for safe, durable, and non-immunosuppressive treatment options, we believe SER-603 has the potential to address a substantial commercial opportunity. SER-603 targets multiple segments of the IBD market, including moderate-to-severe UC (approximately 300,000-400,000 patients in the United States) as combination therapy with current standards of care, moderate-to-severe Crohn's disease in combination therapy setting, and mild-to-moderate UC and Crohn's disease as potential monotherapy.

Immune checkpoint-related enterocolitis (irEC)

IrEC is among the most frequent and severe irAEs in recipients of immune checkpoint-inhibitor therapy and can be observed in up to 50% of patients with rates varying based on cancer drug and treatment regimen. Immune checkpoint inhibitors can cause a wide range of irAEs with links to T cell biology and epithelial barrier inflammation, both of which are biological functions shown in our preclinical and clinical pharmacology data to be positively impacted by SER-155. We believe that supportive data from this study could provide further support for the expansion of indications that may be well suited for our biotherapeutic approach.

Immune checkpoint inhibitors are a commonly used class of drugs that promote anti-tumor immune activity for cancer treatment. irEC represents a growing and underserved market driven by the rapid expansion of ICI use across oncology. Importantly, irEC shares substantial pathophysiologic overlap with inflammatory bowel disease (IBD), including epithelial barrier dysfunction, dysregulated mucosal immunity, and microbiome perturbation. This biological convergence enables clinical, regulatory, and commercial synergies between irEC and IBD development programs. With approximately 500,000 patients using ICI globally, approximately 50,000 to 100,000 are anticipated to experience clinically significant irEC. irEC rates vary, with rates highest in CTLA-4-based and combination therapies (~50%); grade 2+ irEC can lead to discontinuation of therapy, risking further cancer progression.

SER-155 in irEC

SER-155 is currently being evaluated as a first-in-class live biotherapeutic candidate for the treatment of Grade 2–3 immune checkpoint inhibitor-related enterocolitis (irEC) as a result of ICI therapy. The program is designed to promote mucosal healing and modulate inflammation without systemic immunosuppression, with the goal of reducing or eliminating the need for high-dose corticosteroids, which carry the risk of toxicity and ICI efficacy impact. We believe SER-155 could be a first-in-class therapy; current approaches manage toxicity reactively with immunosuppression, which can negatively impact cancer treatment.

We are nearing completion of a single-arm, open-label Phase 1b investigator-sponsored trial conducted with Memorial Sloan Kettering Cancer Center evaluating SER-155 as first-line treatment of irEC. The study was fully enrolled (n=15) in early 2026, and we expect to report initial clinical results, including preliminary safety, efficacy, pharmacology, and exploratory biomarker data in the second quarter of 2026.

Infection Risk Reduction

We continue to be invested in the infectious disease space, with a renewed focus on leveraging our existing clinical data, translational insights, and manufacturing capabilities to support targeted development efforts across a defined set of related indications. We believe that the scientific and clinical data from our VOWST program (our then product candidate SER-109 program) validate our novel approach of using live biotherapeutics to decolonize pathogens and improve epithelial barrier integrity, resulting in reduced rate of infections in medically compromised patients. Data from the ECOSPOR III and ECOSPOR IV Phase 3 trial published in the New England Journal of Medicine (Feuerstadt et al., 2022) and Journal of the American Medical Association(Sims et al., 2023) suggest that live biotherapeutics have the potential to restructure the gut microbiome and shift the gut metabolic landscape. Additional data show that VOWST rapidly reduced the abundance of bacteria associated with common antibiotic resistance genes, or ARGs, and reduced ARG abundance in the gut (Straub et al., 2023). Collectively, we believe these data suggest the potential for live biotherapeutics to prevent the colonization and overgrowth of pathogens that can establish in the gut and ultimately to reduce infections. We believe that reducing pathogen colonization in the GI and improving GI epithelial barrier integrity to reduce the risk of infection may be replicable in a range of medically compromised patients, protecting them from infections and resulting downstream clinical sequelae.

We believe this approach may also enable us to reduce AMR, which the World Health Organization declared as a top ten global public health threat facing humanity, and with estimates that yearly deaths may reach 10 million by 2050, putting mortality due to AMR on par with deaths due to cancer. Recently, two manuscripts were published in Nature Medicine (Bryant et al. 2026) and the Journal of Infectious Diseases (Bryant et al. 2025) highlighting new insights into the functional mechanism and clinical impact of VOWST. The Nature Medicine article, titled “The impact of an oral purified microbiome therapeutic on the GI microbiome”, confirmed our pharmacological hypotheses from earlier VOWST studies, with higher VOWST dosing associated with enhanced pharmacokinetics, as assessed by faster and more robust therapeutic species engraftment in the gut. Treatment also significantly altered the composition of the intestinal microbiome and microbe-associated metabolites, including decreased primary and increased secondary bile acids, as well as elevated short- and medium-chain fatty acids, functional changes that inhibit C. difficile spore germination and vegetative growth. Further, in vitro analyses confirmed that VOWST batches induced production of these metabolites that disrupt C. difficile life cycle and growth. Collectively, these findings support VOWST’s role in restoring microbe-associated metabolic functions critical to preventing CDI recurrence. A complementary publication in the Journal of Infectious Diseases, titled “Comparability of Gastrointestinal Microbiome and Bile Acid Profiles in Patients With First or Multiply Recurrent Clostridioides difficile Infection”, reported a post hoc analysis of the ECOSPOR IV Phase 3 trial, evaluating differences in gastrointestinal microbiome and bile acid profiles between patients experiencing a first recurrence C. difficile infection (frCDI) versus multiply recurrence infection (mrCDI). These data demonstrate that the underlying functional disease etiology is consistent in both first and multiply recurrent CDI patient populations, with VOWST demonstrating similar efficacy and drug pharmacology across the broad patient population.

We believe these data provide important clinical translation and further demonstrate the potential of live biotherapeutics to target specific microbiome functions that are linked to serious disease, including those that are not effectively treated with other drug modalities. The underlying data supporting these publications was developed using Seres MbTx platform, which provides high-resolution assessment of drug pharmacology and functional mechanism of action. These data on bacterial function and pharmacology anchored the preclinical development of SER-155 and inform the continued development of Seres’ pipeline of next-generation live biotherapeutic products.

SER-155 in allo-HSCT

We are developing SER-155, an investigational, oral, live biotherapeutic designed to decolonize GI pathogens, improve GI epithelial barrier integrity, and induce immune homeostasis to prevent bacterial BSIs as well as other pathogen associated negative clinical outcomes in patients undergoing allo-HSCT. SER-155 is a live biotherapeutic candidate designed to prevent frequent, expensive, and fatal infections in blood cancer patients.

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

The rationale for this program is based in part on published clinical evidence from our collaborators at Memorial Sloan Kettering Cancer Center showing that allo-HSCT patients with decreased diversity of commensal microbes and pathogen domination in the GI tract were significantly more likely to die due to infection and/or lethal GvHD (Peled et al., 2020). There are an estimated 40,000 allo-HSCT procedures annually worldwide, and infection is one of the most common causes of mortality in these patients. The Center for International Blood & Marrow Transplant Research, or CIBMTR, reports that 19-28% of deaths in allo-HSCT patients over 18 years of age within 100 days post-transplant are caused by infections and 5-14% by GvHD. In December 2023, we received Fast Track Designation for SER-155 to reduce the risk of infection and GvHD in allo-HSCT patients. In December 2024, the FDA granted Breakthrough Therapy designation for SER-155 for the reduction of BSIs in patients 18 years and older undergoing allo-HSCT.

SER-155 Phase 1b Study (including placebo-controlled Cohort)

SER-155 has been evaluated in a Phase 1b study in patients undergoing allo-HSCT. The SER-155 Phase 1b study included two cohorts. Cohort 1 was designed to assess safety and drug pharmacology, specifically the drug strain engraftment in the GI tract. Cohort 1 included 13 subjects who received any dosing of the SER-155 regimen, with 11 subjects subsequently receiving an allo-HSCT. Results from this cohort, announced in May 2023, showed SER-155 was generally well tolerated and resulted in successful drug strain engraftment and a reduction in pathogen domination in the GI microbiome relative to a historical control cohort.

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

The median age in Cohort 2 was 63, and most subjects had acute myeloid leukemia, acute lymphocytic leukemia, myelodysplastic syndrome or myeloproliferative neoplasia as their primary disease and received reduced-intensity conditioning pre-transplant. Most patients received peripheral blood stem cells from a matched unrelated donor. A majority received post-transplant cyclophosphamide as part of their GvHD prophylaxis.

Results from Cohort 2, announced in September 2024, were consistent with the observations from Cohort 1. SER-155 was generally well tolerated, and no treatment-emergent serious adverse events related to drug were observed. SER-155 bacterial strains engrafted into the gastrointestinal tract of patients following the administration of SER-155.

The incidence of BSIs was significantly lower in the SER-155 arm compared with the placebo arm (2/20 (10%) vs. 6/14 (42.9%), respectively; [Odds Ratio: 0.15; 95% CI: 0.01, 1.13, p=0.0423]), which represents a relative risk reduction of approximately 77% and an absolute risk reduction of approximately 33%. In addition, while treatment antibiotic starts were similar in each arm, patients administered SER-155 were treated with antibiotics for a significantly shorter cumulative duration compared to patients in the placebo arm (9.2 days vs. 21.1 days, respectively, with a mean difference of -11.9 days [95% CI: -23.85, -0.04; p=0.0494]). The incidence of febrile neutropenia was lower in patients administered SER-155 compared to placebo (65% vs. 78.6%, respectively; [Odds Ratio: 0.51; 95% CI: 0.07, 2.99; p=0.4674]). Six cases of GI infections (C. difficile infections) were observed in the study, with four cases (20%) in the SER-155 arm and two cases (14.3%) in the placebo arm.

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

Following advancement of key startup activities for the SER-155 Phase 2 study in allo-HSCT, including the submission of a final protocol to the FDA in January 2026, study site evaluation and qualification with our CRO, and manufacturing of drug substance, we have paused additional investment in that program while continuing to seek funding for the Phase 2 study.

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

In October 2025, we presented new post hoc data from our SER-155 Phase 1b trial in an oral presentation at IDWeek in Atlanta, Georgia. The presentation included new post-hoc analysis from the completed SER-155 Phase 1b study describing differences between the SER-155 and placebo groups, including the bacterial and fungal organisms causing BSIs, BSI event clinical outcomes, antibacterial prophylaxis use, and patterns of AMR among the bacterial BSI organisms. These new data illustrated that BSIs occurred despite antibacterial prophylaxis, and that BSI bacteria exhibited AMR. Resistance to multiple antibacterial agent classes was observed only in the BSI bacteria from placebo-treated participants, two of whom had fatal outcomes related to their BSIs. These new data further support the potential of SER-155 as an innovative alternative approach to the significant unmet medical need for prevention of BSIs in HSCT patients, especially those BSIs associated with AMR that increases the risk of morbidity and mortality.

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

Oral Live Biotherapeutic Product - Liquid Formulation (LBP-LF)

In July 2025, we were awarded a grant from CARB-X to support the development of an oral liquid formulation of an LBP based on SER-155 (LBP-LF) for medically vulnerable patient populations at risk of BSIs, including AMR infections, who cannot be dosed with oral capsules, such as intubated patients in the ICU. The CARB-X grant provides us with up to $3.6 million of funding for research, manufacture, and design of a Phase 1 clinical trial in ICU patients. LBP-LF is designed to target the prevention of bloodstream infections in medical ICU patients by Escherichia coli and other gut-derived bacteria capable of harboring antibiotic resistance. Up to 50% of all preventable medical ICU deaths have been attributed to infections with E. coli and other gut-derived bacteria (Mayr, 2006). These infections are also the leading cost in the medical ICU (Neidell, 2012). When ICU patients with multidrug resistant, or MDR, infections survive hospitalization, they have high long-term morbidity with over 20% 30-day readmission rates (Chang, 2015; Mayr, 2017). Over 5 million patients are admitted to ICUs in the U.S. annually, and these admissions account for approximately 20% of all acute care hospitalizations (Barrett et al. 2024).

Infections with pathogenic, often MDR, bacteria are the leading cause of mortality in the medical ICU, causing up to 9 deaths for every 100 ICU patients admitted (Vincent, 2009). Most patients are admitted to the medical ICU with a known or suspected infection (i.e., sepsis) but, with targeted or empiric antibiotics, most recover from this initial infection. Once in the ICU, secondary, healthcare-associated infections frequently develop during the prolonged recovery from sepsis and are a significant driver of mortality. LBP-LF is a novel approach that addresses both gut colonization and subsequent translocation by E. coli and other gut-derived pathogens to prevent a significant proportion of these secondary hospital acquired infections. LBP-LF is in preclinical development, with IND-enabling activities ongoing and IND-readiness targeted by the end of 2026. Development of LBP-LF is ongoing with grant support from CARB-X  and in collaboration with Columbia University.

SER-147

We are also developing another proprietary live biotherapeutic composition, SER-147, designed to prevent bacterial bloodstream and spontaneous bacterial peritonitis, or SBP, infections in patients with metabolic disease, including chronic liver disease, or CLD. SER-147 was designed and optimized using our reverse translational therapeutics development platform. CLD is a progressive condition marked by deterioration of liver function and is reaching epidemic proportions affecting nearly 1.7 billion people worldwide, causing substantial health burden on afflicted countries (GBD 2017 Cirrhosis Collaborators, 2020, Clinical Liver Disease, 2021).

In the advanced stages of CLD, known as decompensated cirrhosis, patients exhibit significant immune dysfunction, microbiome disruption, and increased contact with the healthcare system, all of which drive increased susceptibility to bacterial infections such as SBP and BSIs (Bajaj et al., 2021, Albillos et al., 2022). Over 40% of patients with decompensated cirrhosis experience an infection within the first year of diagnosis. Antibiotics are the only prophylactic option for patients at high risk of infections like SBP, resulting in exposure to antibiotics for months or years. To combat increasing rates of AMR, antibacterial prophylaxis for primary SBP is no longer recommended for the majority of patients outside of very high-risk, leaving significant unmet need. Many cultivated live biotherapeutics currently in clinic are constrained by formulation technologies incompatible with concomitant medications commonly used in CLD.

SER-147 is in preclinical development. The program is ready to progress to IND-enabling activities, including manufacturing, in order to advance to clinical development.

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

On April 21, 2025, we effected a 1-for-20 reverse stock split of our common stock. Trading of our common stock on The Nasdaq Global Select Market commenced on a split-adjusted basis on April 22, 2025 and we regained compliance with the Bid Price Requirement.

All shares of our common stock, stock-based instruments, and per-share data included in this Annual Report on Form 10-K have been retroactively adjusted as though the reverse stock split had been effected prior to all periods presented.

Intellectual Property

Patent Portfolio

We have an extensive patent portfolio directed to rationally designed ecologies of spores and microbes. The portfolio includes both company-owned patents and applications, and those that we have rights to as licensee. The patents and applications included in our portfolio cover both composition of matter and methods (e.g., method of treating). Our intellectual property rights related to SER-155 and SER-147 extend through 2043 (not including any potential term extension). We plan on continuing to broaden our patent portfolio. Currently, we have 22 active patent families, which includes 18 nationalized applications and three at the provisional stage. To date, we have obtained issuance of 33 U.S. patents (which includes three as licensee). Of the issued U.S. patents, 13 U.S. patents (including one as licensee) have been assigned to Nestlé Health Science as part of its purchase of VOWST.

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

Operating Expenses

Our operating expenses since inception have consisted primarily of research and development activities and general and administrative costs. In connection with the TSA we entered into with NESA following the sale of the VOWST Business during the third quarter of 2024, our operating expenses also consisted of certain passthrough costs incurred in performing duties under the TSA and manufacturing services related to the VOWST Business and operations.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We anticipate an overall decrease in research and development expenses in 2026 as compared to 2025, following the conclusion of the TSA, completion of the Phase 1b study of SER-155 in allo-HSCT, and the cost reduction actions that were implemented in September 2025 and February 2026, including pausing investment in the SER-155 Phase 2 study and headcount reductions. Research and development expenses may increase in the future if and as we resume development of any clinical or preclinical programs. In 2025, research and development expenses included labor and passthrough costs, reimbursable by Nestlé, incurred in performing obligations under the TSA. Given the conclusion of the TSA as of December 31, 2025, these costs and related reimbursements are not expected to reoccur in 2026.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation for personnel in our executive, finance, commercial, business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs. In 2025, general and administrative expenses included labor and passthrough costs, reimbursed by Nestlé, incurred in performing obligations under the TSA.

We expect that our general and administrative expenses will decrease in 2026 as compared to 2025, following the conclusion of the TSA, reduction of our workforce and overall cost containment efforts. General and administrative expenses may increase in the future as we continue to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing rules and the requirements of the SEC, director and officer insurance costs and investor and public relations costs.

Manufacturing Services

Under the TSA with NESA, beginning in the fourth quarter of 2024, we provided certain manufacturing services and related functions of the VOWST Business and operations. Expenses associated with the manufacturing services include certain facility-related, labor, lab supplies and consumables, and other manufacturing costs that would have been capitalized into inventory prior to the sale of VOWST Business.

We provided the manufacturing services until December 31, 2025. We do not expect to incur any expenses related to manufacturing services related to the VOWST business in the future, as the TSA and other Transaction-related obligations concluded on December 31, 2025.

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
•
changes in the fair values of our warrant liabilities associated with our prior credit facility with Oaktree;
•
loss associated with the extinguishment of our prior credit facility with Oaktree;
•
the amount Nestlé paid for costs associated with PRMS manufacturing; and reimbursement for certain labor and other passthrough costs of the transition services performed by the Company under the TSA; and
•
gains or losses associated with the change in the Company's accrued liabilities due to SPN - related party.

Discontinued Operations

We completed the sale of the VOWST Business to SPN on September 30, 2024. The financial results of the VOWST Business have been classified as discontinued operations in the consolidated statements of operations and the related assets and liabilities of the VOWST Business have been classified as assets and liabilities of discontinued operations in the consolidated balance sheets. Unless otherwise noted, amounts and disclosures in this section relate to our continuing operations (except for the Liquidity and Capital Resources section).

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. As of December 31, 2025, we had federal and state NOL carryforwards of $616.4 million and $597.8 million, respectively, both of which begin to expire in 2035. As of December 31, 2025, we also had federal and state research and development tax credit carryforwards of $46.2 million and $10.0 million, respectively, net of uncertain tax position reserves, which begin to expire in 2031 and 2028, respectively. The federal research and development tax credits include an orphan drug credit carryforward of $25.9 million.

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

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time, which include information from our CROs and CMOs reported to us on a periodic basis. Examples of estimated accrued research and development expenses include fees paid to:

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Revenue:
Grant revenue	789	—	789
Total revenue	789	—	789
Operating expenses:
Research and development expenses	49,060	64,600	(15,540)
General and administrative expenses	39,156	53,183	(14,027)
Manufacturing services	6,544	3,532	3,012
Total operating expenses	94,760	121,315	(26,555)
Loss from operations	(93,971)	(121,315)	27,344
Other income:
Gain on sale of VOWST Business	80,685	5,684	75,001
Interest income	2,227	3,967	(1,740)
Other income (expense), net	16,755	(14,107)	30,862
Total other income (expense), net	99,667	(4,456)	104,123
Net income (loss) from continuing operations	$5,696	$(125,771)	$131,467

Revenue

Total revenue was $0.8 million for the year ended December 31, 2025 consisting of costs reimbursable under the CARB-X grant that we were awarded in the third quarter of 2025.

Research and Development Expenses

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Live biotherapeutics platform	$23,573	$29,006	$(5,433)
SER-155	3,687	6,804	(3,117)
Early stage programs	247	101	146
Total direct research and development expenses	27,507	35,911	(8,404)
Personnel-related (including stock-based compensation)	21,553	28,689	(7,136)
Total research and development expenses	$49,060	$64,600	$(15,540)

Research and development expenses were $49.1 million for the year ended December 31, 2025, compared to $64.6 million for the year ended December 31, 2024. The decrease of $15.5 million was due primarily to the following:

•
a decrease in personnel-related costs of $7.1 million, primarily due to a decrease in salaries, bonuses, employee benefits expenses, and stock-based compensation expense due to lower headcount,
•
a decrease of $5.4 million in expenses related to our live biotherapeutics platforms and research and development operations comprised of a decrease of $3.3 million of facilities and depreciation expense primarily due to the impairment charge that we recorded in the first quarter of 2024 related to our idled donor collection facility in Cambridge, Massachusetts, as well as decreases of $0.7 million of consulting and other costs, $0.6 million of clinical storage costs, and $0.8 million of lab assays; and
•
a decrease of $3.1 million in expenses related to our SER-155 program due to lower clinical trial costs of $3.7 million as the Phase 1b study has been completed, partially offset by an increase of $0.3 million in lab supplies and consumables due to the commencement of manufacturing of clinical trial material for the planned Phase 2 study and an increase of $0.3 million of regulatory consulting.

General and Administrative Expenses

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Personnel-related (including stock-based compensation)	$14,413	$22,679	$(8,266)
Professional fees	8,991	9,805	(814)
Facility-related and other	15,752	20,699	(4,947)
Total general and administrative expenses	$39,156	$53,183	$(14,027)

General and administrative expenses were $39.2 million for the year ended December 31, 2025, compared to $53.2 million for the year ended December 31, 2024. The decrease of $14.0 million was primarily due to the following:

•
a decrease in personnel-related costs of $8.3 million primarily due to a decrease in salaries, bonus, employee benefit expenses and stock-based compensation expenses due to lower headcount;
•
a decrease in professional fees of $0.8 million primarily due to a decrease of $1.1 million related to lower audit, tax, and other consulting services, partially offset by a $0.3 million increase in legal fees; and
•
a decrease in facility-related and other costs of $4.9 million primarily related to headcount-based information technology costs that were reduced as a result of lower headcount, as well as impairment charges recorded in the first quarter of 2024.

Manufacturing Services

Manufacturing services were $6.5 million for the year ended December 31, 2025, compared to $3.5 million for the year ended December 31, 2024. The TSA with Nestlé was effective in the fourth quarter of 2024, while 2025 reflects a full year of manufacturing services. The expenses are associated with the PRMS manufacturing performed on behalf of Nestlé, including labor, materials, allocated facility-related, lab supplies and other manufacturing costs that would have been capitalized into inventory prior to the sale of VOWST Business.

Other Income (Expense), Net

Other income (expense), net was $99.7 million of income for the year ended December 31, 2025 compared to $4.5 million of expense for the year ended December 31, 2024. The change in other income (expense), net was primarily due to the $75.0 million of installment payments received from Nestlé in January and July 2025, which were conditioned on our material compliance with obligations under the TSA, an increase of $7.0 million of reimbursement income from Nestlé associated with the performance of TSA services, and $0.6 million increase in sublease income. The increases were partially offset by a decrease in interest income of $1.7 million due to our lower cash balance. Additionally, the year ended December 31, 2024 included a $23.4 million loss associated with the extinguishment of the prior credit facility with Oaktree recorded in connection with the sale of the VOWST Business to SPN.

Liquidity and Capital Resources

Since our inception, we have generated revenue only from collaborations and have incurred recurring net losses from operations. We anticipate that we will continue to incur losses for at least the next several years. We will need additional capital to fund our operations, which include our research and development and general and administrative expenses, which we may obtain from additional financings, public offerings, research funding, additional collaborations, contract and grant revenue or other sources.

On August 5, 2024, we entered into the Purchase Agreement with SPN, pursuant to which we agreed to sell our VOWST Business to SPN and its designated affiliates, and SPN and its designated affiliates assumed certain liabilities from us. The Transaction closed on September 30, 2024 following stockholder approval. As consideration for the Transaction, SPN agreed to pay us:

(i)
a cash payment, which was paid at Closing, of $100 million, less approximately $17.9 million owed by us to an affiliate of SPN as of March 31, 2024 under the prior license agreement between us and the SPN affiliate, less approximately CHF 2.0 million in satisfaction of fees due under an existing manufacturing agreement between us and Bacthera;
(ii)
cash installment payments of $50 million, which was received on January 15, 2025 and $25 million, which was received on July 1, 2025, (offset by $1.4 million paid by us to Nestlé on July 1, 2025 related to certain employment obligations assumed by SPN, as described below), conditioned on our material compliance with obligations under the TSA entered into at Closing between us and NESA;
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

As they are earned, the Milestone Payments will be satisfied as follows: (i) first, by set-off against all accrued interest on the Prepaid Milestone until the amount of such accrued interest has been paid in full, (ii) second, by set-off against the outstanding balance of the Prepaid Milestone until the Prepaid Milestone has been repaid in full and (iii) thereafter, in cash. If any amount of the Prepaid Milestone (and any accrued interest thereon) remains outstanding as of following the last day of the Milestone Period (defined below), the balance thereof (together with any interest accrued thereon) will be forgiven and the right of set-off of SPN with respect thereto will be deemed forfeited. The installment payment received on July 1, 2025 was offset by the $1.4 million we paid to Nestlé on the same date related to certain employment obligations assumed by SPN through the period prior to the Closing Date.

As a condition to Closing, we and SPN entered into the Securities Purchase Agreement, pursuant to which SPN purchased 714,285 shares of Common Stock at Closing, at a purchase price per share of $21.00, for an aggregate purchase price of $15.0 million.

In May 2021, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock with aggregate gross sales proceeds of up to $150.0 million, from time to time, through an "at-the-market" equity offering program under which Cowen acts as sales agent. During the year ended December 31, 2025, we sold 739,545 shares of common stock under the Sales Agreement, at an average price of approximately $18.48 per share, raising aggregate net proceeds of approximately $13.2 million after deducting an aggregate commission of approximately 3%. During the year ended December 31, 2024, we sold 1,030,846 shares of common stock under the Sales Agreement, at an average price of approximately $23.67 per share, raising aggregate net proceeds of approximately $23.5 million after deducting an aggregate commission of approximately 3% and other issuance costs.

As of December 31, 2025, we had cash and cash equivalents totaling $45.8 million and an accumulated deficit of $972.4 million. For the year ended December 31, 2025, we incurred a net loss from operations of $94.0 million, and used cash in operations of $73.9 million, net of $75.0 million in milestone payments received from Nestlé. We expect that our operating losses and negative cash flows will continue for the foreseeable future.

Under applicable accounting standards, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within 12 months after the date the consolidated financial statements are issued. The ability to obtain sufficient proceeds from additional equity offerings, collaborations or other financing with terms favorable or acceptable to us cannot be considered probable, as these events are outside of our control. Based on our currently available cash resources, and considering our future operating plans, we anticipate that we will require additional funding following the third quarter of 2026. Accordingly, management has concluded that these circumstances raise substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing or enter into a partnership. If potential collaborators or partners decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. We will need to generate significant revenues to achieve profitability, and we may never do so. Because of the numerous risks and uncertainties associated with the development of our current and any future product candidates, the development of our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses required for completing the research and development of our product candidates.

Cash Flows

The following table summarizes our sources and uses of cash, cash equivalents and restricted cash for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
	(in thousands)
Cash provided by (used in) operating activities	$1,117	$(148,609)
Cash (used in) provided by investing activities	$(42)	$142,293
Cash provided by (used in) financing activities	$13,898	$(90,372)
Net increase (decrease) in cash, cash equivalents and restricted cash	$14,973	$(96,688)

Operating Activities

During the year ended December 31, 2025, net cash provided by operating activities was $1.1 million, primarily due to net income of $5.7 million and non-cash charges of $23.2 million, partially offset by changes in our operating assets and liabilities of $27.8 million. Non-cash charges consisted of stock-based compensation expense of $10.8 million, $8.4 million related to the amortization of right-of-use assets, $4.1 million of depreciation and amortization, partially offset by a $0.2 million gain on sale of property and equipment. Changes in our operating assets and liabilities during the year ended December 31, 2025 consisted of a decrease in accrued liabilities due to SPN of $14.5 million, a decrease in operating lease liabilities of $8.7 million, a decrease in accrued expenses and other liabilities of $6.5 million, a decrease in accounts payable of $2.4 million, and an increase in accounts receivable relating to the CARB-X program of $0.1 million, partially offset by a decrease in prepaid expenses and other current and other non-current assets of $2.7 million and a decrease in accounts receivable due from SPN - related party of $1.7 million.

During the year ended December 31, 2024, net cash used in operating activities was $148.6 million, primarily due to non-cash charges of $83.2 million and changes in our operating assets and liabilities of $65.5 million. Non-cash charges consisted of the $146.7 million gain on sale of VOWST Business and $0.5 million decrease in the fair value of warrants, partially offset by stock-based compensation expense of $21.0 million, $9.2 million related to the amortization of right-of-use assets, $5.5 million of depreciation and amortization, $1.4 million of amortization of debt issuance costs, $23.4 million of loss associated with the extinguishment of the prior credit facility with Oaktree, $0.3 million loss on disposal of fixed assets, and $3.3 million of impairment charges related to our long-lived assets. Changes in our operating assets and liabilities during the year ended December 31, 2024 consisted of a $1.0 million decrease in prepaid expenses and other current and non-current assets, a decrease in inventories of $33.8 million in connection with the sale of VOWST Business to SPN, a $2.9 million decrease in accounts payable, a decrease in deferred income - related party of $4.1 million, a decrease in collaboration receivable - related party of $8.7 million, a decrease in operating lease liabilities of $6.3 million, and a $10.2 million decrease in accrued expenses and other liabilities, partially offset by an increase in accrued liabilities due to SPN - related party of $15.7 million and an increase in accounts receivable due from SPN - related party of $2.1 million. The decrease in inventories, increase in accrued liabilities due to SPN - related party, increase in receivables due from SPN - related party, decrease in deferred income – related party and decrease in collaboration receivable – related party were all related to the sale of the VOWST Business. The decrease in operating lease liabilities was due to the cash payment of lease obligations and the decrease in accounts payable and accrued expenses were the results of payments to vendors and changes in the business following the sale of the VOWST Business.

Investing Activities

During the year ended December 31, 2025, net cash used in investing activities was $0.1 million, consisting of $0.3 million of purchases of property and equipment, partially offset by $0.2 million proceeds from the sale of property and equipment.

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

Financing Activities

During the year ended December 31, 2025, net cash provided by financing activities was $13.9 million, consisting of $13.2 million from the issuance of common stock under our at the market equity program, net of issuance costs, $0.5 million from the exercise of stock options, and $0.2 million from the issuance of common stock under our 2015 Employee Stock Purchase Plan, or ESPP.

During the year ended December 31, 2024, net cash used in financing activities was $90.4 million, consisting of $127.9 million repayment of the prior credit facility with Oaktree, partially offset by $23.5 million from the issuance of common stock under our at the market equity program, net of issuance costs, $13.5 million from the issuance of common stock in connection with the sale of the VOWST Business to SPN, and $0.5 million from the issuance of common stock under our 2015 ESPP.

Funding Requirements

Our expenses may increase in connection with our ongoing clinical development activities and research and development activities. In addition, we expect to continue to incur additional costs associated with operating as a public company. We anticipate that our future expenses will increase if and as we:

•
invest in our early-stage pipeline product candidates, including SER-603 in IBD and SER-155 in irEC;
•
conduct clinical trials for SER-155 in allo-HSCT and other medically vulnerable populations;
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

As discussed in Note 1 of the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within 12 months after the date the consolidated financial statements are issued. The ability to obtain sufficient proceeds from additional equity offerings, collaborations or other financing with terms favorable or acceptable to us cannot be considered probable, as these events are outside of our control. Accordingly, management has concluded that these circumstances raise substantial doubt about our ability to continue as a going concern. Based on our currently available cash resources, and considering our future operating plans, we anticipate that we will require additional funding following the third quarter of 2026.

Contractual Obligations and Commitments

We have entered into arrangements that contractually obligate us to make payments that will affect our liquidity and cash flows in future periods. Such arrangements include those related to our lease commitments.

Lease Commitments

Our lease commitments reflect payments due under our operating lease agreements for our corporate headquarters, office and laboratory space, that expire between November 2028 and April 2033. As of December 31, 2025, our contractual commitments for our leases were $118.4 million, of which $20.0 million is expected to be paid within one year, and $98.4 million will be paid over the remaining term of such leases. We do not have any commitment for leases that had not yet commenced as of December 31, 2025. For additional information on our leases and timing of future payments, please read Note 6, Leases, to the consolidated financial statements included in this Form 10-K.

Profit Sharing Payments

We and SPN shared 50/50 in the net profit or net loss achieved during the period from the Closing Date until December 31, 2025, or the Profit Sharing Period. During the Profit Sharing Period, we reimbursed SPN for (i) certain payments under the exclusive license agreement between us and Memorial Sloan Kettering Cancer Center, (ii) certain costs incurred in connection with an ongoing post-marketing safety study of VOWST and (iii) 80.1% of all rent and other costs due to the landlord under the lease for our Waltham facility. As of December 31, 2025, the remaining liability associated with all of these obligations was $3.3 million, all of which is expected to be paid within one year.

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

As of December 31, 2025, our cash and cash equivalents consisted of cash in operating bank accounts. Our interest income is sensitive to changes in the general level of U.S. interest rates. However, because of the short-term nature of the instruments in our portfolio, an immediate 10% change in market interest rates would not have a material impact on our financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As we are a non-accelerated filer, management's report is not subject to attestation by our independent registered public accounting firm.

Item 9B. Other Information

a)
Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

b)
Insider Trading Arrangements and Policies.

On November 25, 2025, Teresa L. Young, Ph.D., our Chief Commercial and Strategy Officer, adopted a Rule 10b5-1 plan (the “Young 10b5-1 Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The plan provides for the periodic sale of (1) up to 31,680 shares of common stock and (2) the net number of shares of common stock underlying 1,152 unvested restricted stock units after giving effect to the number of shares to be sold outside of the Young 10b5-1 Plan to satisfy tax withholding obligations (which net amount is not currently determinable) between March 17, 2026 and March 12, 2027, unless otherwise terminated according to its terms.

On November 26, 2025, Kelly Brady, M.S., our Executive Vice President, Chief Operating Officer, adopted a Rule 10b5-1 plan (the “Brady 10b5-1 Plan”) intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act. The plan provides for the periodic sale of (1) up to 7,611 shares of common stock and (2) the net number of shares of common stock underlying 797 unvested restricted stock units after giving effect to the number of shares to be sold outside of the Brady 10b5-1 Plan to satisfy tax withholding obligations (which net amount is not currently determinable) between March 17, 2026 and November 17, 2026, unless otherwise terminated according to its terms.

Other than the foregoing, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Director Biographical Information

Name	Age	Position
Dennis A. Ausiello, M.D. (3)(4)	80	Director
Stephen Berenson (1)(3)	65	Director
Willard H. Dere, M.D. (1)(4)	72	Director
Claire M. Fraser, Ph.D. (1)(4)	70	Director
Kurt C. Graves (2)	58	Director
Richard N. Kender	70	Executive Chair and Interim Chief Executive Officer
Robert Rosiello (2)	68	Director
Eric D. Shaff	50	Director
Hans-Juergen Woerle, M.D., Ph.D. (4)	60	Director

(1)
Member of the audit committee.
(2)
Member of the compensation and talent committee.
(3)
Member of the nominating and corporate governance committee.
(4)
Member of the science and clinical development committee.

Dennis A. Ausiello, M.D., has served as a member of our board of directors since April 2015. Dr. Ausiello has served as the Jackson Distinguished Professor of Clinical Medicine at Harvard Medical School and Director, Emeritus of Harvard Medical School’s M.D./Ph.D. Program since 1996, Chair of Medicine, Emeritus, and Director of the Center for Assessment Technology and Continuous Health (CATCH) at Massachusetts General Hospital, which he co-founded, since 2012, and Physician-in-Chief Emeritus at Massachusetts General Hospital since 2013. From 1996 to April 2013, Dr. Ausiello served as the Chief of Medicine at Massachusetts General Hospital. Dr. Ausiello is a member of the Institute of Medicine of the National Academy of Sciences and a fellow of the American Academy of Arts and Sciences. Dr. Ausiello has served on the board of directors of Alnylam Pharmaceuticals since April 2012, and previously served as Vice Chairman of the board of directors of Spexis AG, a clinical-stage biopharmaceutical company, from December 2021 to December 2025 and on the board of directors of Pfizer Inc. from 2006 to 2020, where he currently serves on the advisory board since 2019. Dr. Ausiello also serves on the boards of directors of numerous privately held companies. Dr. Ausiello received a B.A. in Biochemistry from Harvard College and an M.D. from the University of Pennsylvania. We believe that Dr. Ausiello is qualified to serve on our board of directors because of his extensive experience as a physician and as a director of pharmaceutical companies.

Stephen A. Berenson has served as a member of our board of directors since August 2019 and served as our Chairman between December 2019 and March 2026. Mr. Berenson is an Advisor Partner at Flagship Pioneering, a life sciences innovation firm which conceives, creates, resources and develops first-in-category bioplatform companies, after serving as Managing Partner since June 2017. Prior to Flagship, Mr. Berenson spent 33 years in various roles as an investment banker at J.P. Morgan, most recently serving in the role of Vice Chairman of Investment Banking from 2005 to April 2017, where he focused on providing high-touch strategic advice and complex transaction execution to leading companies across all industries globally. He was co-founder of J.P. Morgan’s Global Strategic Advisory Council and co-founder of the firm’s Board Initiative. Mr. Berenson has served on the board of directors of Inari, a privately held agricultural company, since January 2024. He previously served as chairman of the board of directors of Cellarity, a privately held pharmaceutical company between July 2021and December 2025, as chairman of SAIL Biomedicines, a privately held pharmaceutical company, between August 2024 and December 2025, and on the board of directors of Moderna, Inc., a pharmaceutical and biotechnology company, between October 2017 and August 2024. Mr. Berenson received an S.B. in Mathematics from the Massachusetts Institute of Technology. We believe that Mr. Berenson is qualified to serve on our board of directors because of his extensive experience working with rapidly-growing companies across various industries.

Willard H. Dere, M.D., has served as a member of our board of directors since July 2017. Dr. Dere has served as Chief Advisor to the Chief Executive Officer and Chief Medical Officer of Angita Bio, a biotechnology company, since July 2022. Dr. Dere has also been Professor Emeritus, Department of Internal Medicine, at the University of Utah School of Medicine since July 2022. From November 2014 until June 2022, Dr. Dere held multiple roles at the University of Utah Health Sciences Center, including Associate Vice President for Research, Co-Director of the Utah Clinical and Translational Science Institute, and Co-Director of the Center for Genomic Medicine. Prior to his professorship, from 2003 until 2014, Dr. Dere worked at Amgen, where he was Senior Vice President and head of Global Development, and led development programs in multiple therapeutic areas. From 1989 to 2014, he worked at Eli Lilly and led multiple development programs, and also worked in clinical pharmacology, regulatory affairs and safety. Dr. Dere has served on the boards of directors of BioMarin Pharmaceutical, Inc. since 2016 and Metagenomi, Inc. since August 2021, and previously served on the boards of directors of Mersana Therapeutics, Ocera Therapeutics and Radius Health. Dr. Dere received his B.A. in History and Zoology and M.D. from the University of California, Davis, completed his internal medicine residency training at the University of Utah, and his postdoctoral training in endocrinology and metabolism at the University of California, San Francisco. We believe Dr. Dere is qualified to serve on our board of directors due to his extensive academic experience and his knowledge of the biotechnology industry.

Claire M. Fraser, Ph.D., has served as a member of our board of directors since January 2023. Dr. Fraser has been a faculty member at the University of Maryland School of Medicine in Baltimore, Maryland for the past 19 years and is the Founding Director of the Institute for Genome Sciences and Professor Emerita of Medicine and Microbiology and Immunology. From 1998 to 2007, she served as President and Director of The Institute for Genomic Research, a not-for-profit research organization engaged in human and microbial genomics studies. Dr. Fraser has served on the Board of Directors of Becton, Dickinson, and Company, a medical technology company, since 2006, and previously served as the Chair of the Board and a director of the American Association for the Advancement of Science. Dr. Fraser received her bachelor’s degree in Biology from Rensselaer Polytechnic Institute, her Ph.D. in Pharmacology from State University of New York-Buffalo and is an elected member of both the National Academy of Sciences and the National Academy of Medicine. We believe Dr. Fraser is qualified to serve on our board of directors due to her extensive academic experience and her knowledge of the microbiome industry.

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

Richard N. Kender has served as our Executive Chair and Interim Chief Executive Officer since March 2026 and has been a member of our board of directors since October 2014. From October 1978 to September 2013, Mr. Kender held positions in a variety of corporate areas at Merck & Co., Inc., or Merck, a pharmaceutical company, most recently serving as Senior Vice President of Business Development and Corporate Licensing. Mr. Kender has served on the board of directors of Longeveron Inc. since May 2024. He previously served on the boards of directors of Poxel S.A. between March 2015 and July 2025, Bicycle Therapeutics PLC between July 2019 and June 2025, INC Research Holdings, Inc. (now known as Syneos Health) between December 2014 and August 2017, Abide Therapeutics, Inc., a privately held company, between December 2015 and May 2019, Omega Therapeutics between June 2024 and April 2025, and ReViral Ltd., a privately held company, from November 2019 to June 2022. Mr. Kender received a B.S. in Accounting from Villanova University and an M.B.A. from Fairleigh Dickinson University. We believe Mr. Kender is qualified to serve on our board of directors because of his finance experience and knowledge of the biotechnology industry.

Robert Rosiello has served as a member of our board of directors since August 2025. Mr. Rosiello is an Executive Partner at Flagship Pioneering, which he joined in 2018 and where he focuses on building capability to help originate, manage, and grow new Flagship companies. From September 1984 to June 2015, Mr. Rosiello worked at McKinsey & Company advising CEOs and boards of leading health care, technology, and consumer companies. He served as a senior partner for 18 years and was a member of McKinsey’s Senior Partner Review and Compensation Committees. Mr. Rosiello led the work that shifted McKinsey’s recruiting toward non-MBAs and developed innovative leadership training for McKinsey’s senior partners. He also led significant pro bono work for Save the Children, Americares, Carnegie Corporation, and Fairfield University. From July 2015 to August 2016, Mr. Rosiello was both Executive Vice President and Chief Financial Officer at Valeant Pharmaceuticals, where he led the finance, human resources, and IT functions. He led Valeant’s financial restatement and regained timely reporting status with the SEC. Mr. Rosiello has served on the Board of the Marine Biological Laboratory, a privately held company, since July 2024, New England Conservatory of Music, a privately held company, since July 2024 and SANA Biotechnology since June 2025. Mr. Rosiello previously served on the boards of Axcella Health, Inc. between October 2022 and November 2023, Evelo Biosciences between April 2023 and November 2023, Inari Agriculture, a privately held company between September 2015 and December 2021 and Omega Therapeutics, Inc between October 2024 and January 2025. Mr. Rosiello also previously served on the Board and Executive Committee of Catholic Charities of New York, between March 2012 and December 2025. Mr. Rosiello received his B.A. in economics from the University of North Carolina, where he was a Morehead Scholar and graduated Phi Beta Kappa, an M.Sc. in economics from the London School of Economics, and an M.B.A. from Harvard

Business School. We believe that Mr. Rosiello’s extensive business and financial experience qualifies him to serve on our board of directors.

Eric D. Shaff has served as a member of our board of directors since January 2019. Mr. Shaff has been the President and Chief Executive Officer of PsiThera, Inc. since September 2025. Previously, he served as our President and Chief Executive Officer between January 2019 and July 2025 and as our Chief Operating and Financial Officer and Executive Vice President between January 2018 and January 2019 and as our Chief Financial Officer between November 2014 and January 2019. From January 2012 to November 2014, Mr. Shaff was Vice President of Corporate Finance for Momenta Pharmaceuticals, or Momenta, a biotechnology company, where he helped manage Momenta’s accounting, finance, planning, and procurement functions, as well as contributing to Momenta’s investor relations efforts. Prior to Momenta, Mr. Shaff held a number of corporate development and finance positions with Genzyme Corporation, a biotechnology company, most recently as Vice President of Finance/Controller for the Personalized Genetic Health division. Mr. Shaff previously served on the board of directors of Sigilon Therapeutics, Inc. from 2017 to August 2023. Mr. Shaff received his B.A. from the University of Pennsylvania and his M.B.A. from Cornell University. We believe Mr. Shaff is qualified to serve on our board of directors because of his extensive business and finance experience and his knowledge of the biotechnology industry.

Hans-Juergen Woerle, M.D., Ph.D., has served as a member of our board of directors since February 2025. Dr. Woerle has served as Chief Medical Officer and Chief Scientific Officer at Nestlé Health Science S.A. since November 2018, where he is responsible for global research and development strategy. Dr. Woerle served on the boards of directors of Cerecin Inc., a clinical-stage biotechnology company, from June 2020 to September 2024 and Enterome, SA, a clinical-stage biopharmaceutical company from June 2020 to March 2025. Dr. Woerle is a board-certified physician and a specialist in internal medicine and endocrinology, holding an adjunct professorship at University of Ulm. Dr. Woerle earned his bachelor's degree, master's degree and medical degree from Ludwig Maximilian University. We believe Dr. Woerle is qualified to serve on our board of directors because of his extensive experience as a physician and in clinical research and development.

Information about our Executive Officers

Name	Age	Position
Richard N. Kender	70	Executive Chair and Interim Chief Executive Officer
Matthew Henn, Ph.D.	51	President and Chief Scientific Officer
Kelly Brady, M.S.	42	Executive Vice President, Chief Operating Officer
Thomas J. DesRosier	71	Executive Vice President, Chief Legal Officer
Marella Thorell	58	Executive Vice President, Chief Financial Officer
Teresa L. Young, Ph.D.,	59	Executive Vice President, Chief Commercial and Strategy Officer

Kelly Brady, M.S. has served as our Executive Vice President, Chief Operating Officer since March 2026. She served as our Senior Vice President, Clinical Development from January 2023 to March 2026, and, prior to this, served as our Vice President, Clinical Operations, Executive Director, Clinical Operations, and Senior Director, Clinical Operations between June 2018 and January 2023. Prior to joining the Company in 2018, Ms. Brady was Senior Director and Global Clinical Program Lead at Akebia Therapeutics, Inc., where she oversaw pivotal programs in anemia due to chronic kidney disease. She also held roles of increasing responsibility in operations and program management at Acetylon Pharmaceuticals, Inc., with the company’s eventual acquisition by Celgene Corporation. Earlier in her career, she served as the Global Phase 3 Clinical Operations Leader at Millennium Pharmaceuticals, Inc. (later Takeda Oncology), executing pivotal global oncology trials for ADCETRIS®, and as a member of the operations team at Osiris Therapeutics, Inc., managing global graft‑versus‑host disease studies for the world’s first approved stem‑cell therapy Prochymal. Ms. Brady holds a B.S. in Neuroscience from Lafayette College and an M.S. in Biotechnology from Johns Hopkins University.

Thomas J. DesRosier has served as our Chief Legal Officer, Executive Vice President, and Secretary since May 2016. He has also served as our Co-President/Chief Executive Officer from July 2025 to March 2026. From 2015 to 2016, Mr. DesRosier served as Executive Vice President, Chief Legal and Administrative Officer and Secretary of ARIAD Pharmaceuticals, Inc., a biopharmaceutical company, from 2014 to 2015 as Executive Vice President, Chief Legal and Administrative Officer and Secretary of Cubist Pharmaceuticals, Inc., or Cubist, a biopharmaceutical company, and from 2013 to 2014 as Senior Vice President, Chief Legal Officer and Secretary of Cubist. Before that, Mr. DesRosier served as Senior Vice President, General Counsel North America of Sanofi from 2011 to 2013. From 1999 to 2011, Mr. DesRosier held leadership roles of increasing seniority within the legal group of Genzyme Corporation, a biotechnology company, culminating in his role as Senior Vice President, Chief Legal Officer. Mr. DesRosier has served as a member of the board of directors of Avanir Pharmaceuticals, a privately held company and wholly-owned subsidiary of Otsuka Pharmaceutical Company, Ltd., since June 2017. Mr. DesRosier earned a B.A. in Chemistry from the University of Vermont and a J.D. from Wake Forest University School of Law.

Matthew Henn, Ph.D., has served as our President and Chief Scientific Officer since March 2026. He has also served as our Executive Vice President and Chief Scientific Officer from February 2019 to March 2026. Dr. Henn has been involved in the discovery and development of multiple live biotherapeutics, including two breakthrough therapy designated biologics, across infectious, inflammatory, and oncology indications, and has authored over 75 peer-reviewed publications. He has extensive research experience in microbiology, genomics, and computational biology, as well as in drug pharmacology and clinical translation. His research has focused on microbial populations and the functional role of microbes in both environmental and human disease applications, and the development of genomic and functional screening technologies to study these populations. Prior to joining Seres in 2012, he was the Director of Viral Genomics and Assistant Director of the Genome Sequencing Center for Infectious Diseases at the Broad Institute of Massachusetts Institute of Technology and Harvard. He has served on various National Institutes of Health, or NIH, working groups on antimicrobial resistance and microbiome research, as a scientific advisor for NIH’s Viral Pathogen Bioinformatics Resource Center, as an ad-hoc reviewer and editor of various peer-reviewed journals, and as a scientific advisor to non-profit and for-profit organizations. He currently serves on the Microbiome Therapeutics Innovation Group board of directors, the World Microbiome Partnership steering committee, and Life Sciences Cares board of advisors. Dr. Henn is formally trained in ecology and evolutionary biology and earned his Ph.D. in ecosystem sciences from the University of California at Berkeley, where he was a NASA Earth Systems Sciences Fellow, and trained as a National Science Foundation Postdoctoral Fellow in Microbiology at Duke University.

Marella Thorell has served as our Executive Vice President and Chief Financial Officer since March 2024. She has also served as our Co-President/Chief Executive Officer from August 2025 to March 2026. From September 2022 to December 2023, Ms. Thorell served as the Chief Financial Officer and Treasurer of Evelo Biosciences, Inc., a biotechnology company. From January 2021 to July 2022, she served as Chief Accounting Officer and previously as Head of Finance at Centessa Pharmaceuticals PLC, or Centessa, a pharmaceutical company. In that role, she led the establishment of Centessa’s finance operations, led its public company readiness activities in connection with its initial public offering, and oversaw accounting operations. Previously, from October 2019 to December 2020, Ms. Thorell served as Chief Financial Officer at Palladio Biosciences, a biotechnology company, prior to its acquisition by Centessa. Before that, Ms. Thorell spent over ten years at Realm Therapeutics PLC, a biopharmaceutical company, serving in various roles of increasing responsibility, including Chief Financial Officer and Chief Operating Officer. Ms. Thorell served on the board of directors and as the Audit Committee Chair of Carisma Therapeutics, a biopharmaceutical company, from June 2024 through December 2025 and previously served on the boards of directors of ESSA Pharma Inc., a pharmaceutical company from July 2019 to October 2025, and Vallon Pharmaceuticals, Inc., a pharmaceutical company, from February 2021 until its reverse-merger with GRI Bio in April 2023. Ms. Thorell holds a B.S. in Business from Lehigh University.

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

Other

The remainder of the information required to be disclosed by this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders to be held in 2026 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required to be disclosed by this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders to be held in 2026 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required to be disclosed by this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders to be held in 2026 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required to be disclosed by this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders to be held in 2026 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required to be disclosed by this item will be contained in the Proxy Statement for our Annual Meeting of Stockholders to be held in 2026 and is incorporated herein by reference.

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

(a)(3) Exhibits.

The following is a list of all exhibits filed as a part of this Annual Report on Form 10-K.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1^	Asset Purchase Agreement, dated August 5, 2024, by and between the Registrant and Société des Produits Nestlé S.A.	8-K	001-37465	2.1	8/6/24

3.1	Restated Certificate of Incorporation	8-K	001-37465	3.1	7/1/15

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, dated June 27, 2023	8-K	001-37465	3.1	6/28/23

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, dated April 5, 2024	8-K	001-37465	3.1	4/8/24

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Registrant, dated April 21, 2025	8-K	001-37465	3.1	4/22/25

3.5	Amended and Restated Bylaws	8-K	001-37465	3.1	1/2/24

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-204484	4.2	6/16/15

4.2	Description of Capital Stock					*

4.3	Form of Warrant, dated April 27, 2023, issued by the Registrant to the Lenders, together with a schedule of warrant holders	8-K	001-37465	4.1	4/27/23

10.1#	2025 Incentive Award Plan, as amended and forms of award agreements thereunder	8-K	001-37465	10.1	4/14/25

10.2#	2015 Incentive Award Plan, as amended and forms of award agreements thereunder	10-K	001-37465	10.1	3/7/23

10.3#	2015 Employee Stock Purchase Plan	S-1/A	333-204484	10.3	6/16/15

10.4#	2012 Stock Incentive Plan, as amended and form of option agreement thereunder	S-1	333-204484	10.1	5/27/15

10.5#	2022 Employment Inducement Award Plan and forms of award agreements thereunder	10-K	001-37465	10.4	3/7/23

10.6#	Non-Employee Director Compensation Program	10-Q	001-37465	10.2	5/7/25

10.7	Lease, dated September 22, 2021, by and between the Registrant and HCP/KING 101 CPD LLC	10-K	001-37465	10.6	3/5/24

10.8#	Second Amended and Restated Employment Agreement, dated January 29, 2021, by and between the Registrant and Eric D. Shaff	8-K	001-37465	10.1	2/1/21

10.9#	Letter Agreement, dated July 21, 2025, by and between the Company and Eric D. Shaff	10-Q	001-37465	10.1	8/6/25

10.10#	Amended and Restated Employment Agreement, dated January 29, 2021, by and between the Registrant and Thomas J. DesRosier	8-K	001-37465	10.2	2/1/21

10.11#	Letter Agreement, dated July 21, 2025, by and between the Company and Thomas J. DesRosier	10-Q	001-37465	10.3	8/6/25

10.12#	Second Amended and Restated Employment Agreement, dated January 29, 2021, by and between the Registrant and Matthew R. Henn, Ph.D.	8-K	001-37465	10.3	2/1/21

10.13#	Retention Agreement, dated October 5, 2025, by and between the Company and Matthew R. Henn, Ph.D.	10-Q	001-37465	10.1	11/5/25

10.14#	Letter Agreement dated March 2, 2026, by and between the Company and Matthew Henn, Ph.D.	8-K	001-37465	10.2	3/2/26

10.15#	Amended and Restated Employment Agreement, dated January 29, 2021, by and between the Registrant and Teresa L. Young	10-K	001-37465	10.13	3/2/21

10.16#	Retention Agreement, dated October 2, 2025, by and between the Company and Teresa L. Young	10-Q	001-37465	10.2	11/5/25

10.17#	Employment Agreement, dated February 24, 2024, by and between the Registrant and Marella Thorell	10-Q	001-37465	10.1	5/8/24

10.18#	Letter Agreement, dated July 21, 2025, by and between the Company and Marella Thorell	10-Q	001-37465	10.2	8/6/25

10.19#	Amended and Restated Employment Agreement, dated March 18, 2025, by and between the Company and Kelly M. Brady					*

10.20#	Letter Agreement dated March 2, 2026, by and between the Company and Kelly M. Brady	8-K	001-37465	10.1	3/2/26

10.21#	Employment Letter Agreement dated March 2, 2026, by and between the Company and Richard N. Kender	8-K	001-37465	10.3	3/2/26

10.22	Securities Purchase Agreement, dated September 30, 2024, by and between Seres Therapeutics, Inc. and Société des Produits Nestlé S.A.	8-K	001-37465	10.1	10/1/24

10.23†	Transition Services Agreement, dated September 30, 2024, by and between Seres Therapeutics, Inc. and Nestlé Enterprises S.A.	8-K	001-37465	10.2	10/1/24

10.24	Cross-License Agreement, dated September 30, 2024, by and between Seres Therapeutics, Inc. and Société des Produits Nestlé S.A.	8-K	001-37465	10.3	10/1/24

10.25	Securities Purchase Agreement, dated August 12, 2020 by and between the Company and Société des Produits Nestlé S.A.	8-K	001-37465	10.1	8/14/20

10.26#	Form of Performance Option Agreement under the 2015 Incentive Award Plan	10-Q	001-37465	10.6	5/8/24

19.1	Seres Therapeutics, Inc. Insider Trading Compliance Policy	10-K	001-37465	19.1	3/13/25

21.1	Subsidiaries of Seres Therapeutics, Inc.	10-K	001-37465	21.1	3/2/20

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm					*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Interim Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

97.1#	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-37465	97.1	3/5/24

101.INS	Inline XBRL Instance Document- the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

SERES THERAPEUTICS, INC.

Date: March 12, 2026	By:	/s/ Richard N. Kender
Richard N. Kender
Executive Chair and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard N. Kender	Executive Chair and Interim Chief Executive Officer (Principal Executive Officer)	March 12, 2026
Richard N. Kender

/s/ Marella Thorell	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 12, 2026
Marella Thorell

/s/ Stephen Berenson	Director	March 12, 2026
Stephen Berenson

/s/ Dennis A. Ausiello	Director	March 12, 2026
Dennis A. Ausiello, M.D.

/s/ Rob Rosiello	Director	March 12, 2026
Rob Rosiello

/s/ Willard H. Dere	Director	March 12, 2026
Willard H. Dere, M.D.

/s/ Claire M. Fraser	Director	March 12, 2026
Claire M. Fraser, Ph.D.

/s/ Kurt C. Graves	Director	March 12, 2026
Kurt C. Graves

/s/ Hans-Juergen Woerle, M.D., Ph.D.	Director	March 12, 2026
Hans-Juergen Woerle, M.D., Ph.D.

/s/ Eric D. Shaff	Director	March 12, 2026
Eric D. Shaff

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Seres Therapeutics, Inc.

Opinions on the Financial Statements

We have audited the accompanying consolidated balance sheets of Seres Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), of stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Research and Development Expenses Associated with Other Operational Costs

As described in Note 2 to the consolidated financial statements, research and development costs are expensed as incurred. Research and development expenses include other operational costs related to the Company’s research and development activities, including allocated facility-related expenses and external costs of outside vendors engaged to conduct both preclinical studies and clinical trials, and certain costs of fulfilling the Company's obligations under the Transition Services Agreement (TSA). The Company's research and development expense for the year ended December 31, 2025 was $49.1 million, a significant portion of which is associated with other operational costs.

The principal consideration for our determination that performing procedures relating to research and development expenses associated with other operational costs is a critical audit matter is a high degree of auditor effort in performing procedures related to research and development expenses associated with other operational costs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing research and development expenses associated with other operational costs on a sample basis by obtaining and inspecting source documents, such as underlying agreements with outside vendors, purchase orders and invoices received, where applicable.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 12, 2026

We have served as the Company’s auditor since 2014.

SERES THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$45,766	$30,793
Accounts receivable due from SPN - related party	360	2,068
Accounts receivable	157	—
Prepaid expenses and other current assets (1)	3,093	5,813
Total current assets	49,376	38,674
Property and equipment, net	7,635	11,534
Operating lease assets	72,483	80,903
Restricted cash	8,668	8,668
Other non-current assets	31	31
Total assets	$138,193	$139,810
Liabilities and Stockholder's Equity
Current liabilities:
Accounts payable	$1,682	$4,079
Accrued expenses and other current liabilities	3,972	10,719
Accrued liabilities due to SPN - related party	3,278	17,750
Operating lease liabilities	10,390	8,674
Total current liabilities	19,322	41,222
Operating lease liabilities, net of current portion	72,576	82,966
Other long-term liabilities	2,077	1,838
Total liabilities	93,975	126,026
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2025 and 2024; no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.001 par value; 360,000,000 shares authorized at December 31, 2025 and 2024, respectively; 9,556,446 and 8,650,227 shares issued and outstanding at December 31, 2025 and 2024, respectively	10	9
Additional paid-in capital	1,016,611	991,874
Accumulated deficit	(972,403)	(978,099)
Total stockholders’ equity	44,218	13,784
Total liabilities and stockholders’ equity	$138,193	$139,810

[1] Includes $0 as of December 31, 2025 and $2,683 as of December 31, 2024 of unbilled receivable from SPN (related party) related to certain costs of the transition services performed by the Company. See Note 3, Discontinued Operations and TSA, for further details.

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Grant revenue	789	—	—
Total revenue	789	—	—
Operating expenses:
Research and development expenses	$49,060	$64,600	$117,597
General and administrative expenses	39,156	53,183	77,500
Manufacturing services	6,544	3,532	—
Total operating expenses	94,760	121,315	195,097
Loss from operations	(93,971)	(121,315)	(195,097)
Other income (expense):
Gain on sale of VOWST Business	80,685	5,684	—
Interest income	2,227	3,967	7,301
Interest expense	—	—	(2,468)
Other income (expense), net (2)	16,755	(14,107)	134
Total other income (expense), net	99,667	(4,456)	4,967
Net income (loss) from continuing operations	$5,696	$(125,771)	$(190,130)
Net income from discontinued operations, net of tax	$—	$125,907	$76,406
Net income (loss)	$5,696	$136	$(113,724)
Net income (loss) from continuing operations per share attributable to common stockholders - basic	$0.64	$(16.20)	$(29.71)
Net income from discontinued operations per share attributable to common stockholders - basic	$—	$16.20	$11.94
Net income (loss) per share attributable to common stockholders - basic	$0.64	$—	$(17.77)
Net income (loss) from continuing operations per share attributable to common stockholders - diluted	$0.64	$(16.20)	$(29.71)
Net income from discontinued operations per share attributable to common stockholders - diluted	$—	$16.20	$11.94
Net income (loss) per share attributable to common stockholders - diluted	$0.64	$—	$(17.77)
Weighted average common shares outstanding - basic	8,858,975	7,769,910	6,400,339
Weighted average common shares outstanding - diluted	8,869,742	7,769,910	6,400,339
Other comprehensive income:
Unrealized gain on investments, net of tax of $0	—	—	10
Currency translation adjustment	—	—	2
Total other comprehensive income	—	—	12
Comprehensive income (loss)	$5,696	$136	$(113,712)

[2] Includes $13,311 and $6,292 for the years ended December 31, 2025 and 2024 related to reimbursement received from SPN (related party) for transition services provided by the Company.

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share data)

				Accumulated
	Common Stock		Additional	Other		Total
		Par	Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Value	Capital	Income	Deficit	Equity (Deficit)
Balance at December 31, 2022	6,261,400	$6	$875,300	$(12)	$(864,511)	$10,783
Issuance of common stock upon exercise of stock options	13,028	—	877	—	—	877
Issuance of common stock upon vesting of RSUs and PSUs, net of tax withholdings	61,958	—	—	—	—	—
Issuance of common stock under ESPP	30,133	—	2,151	—	—	2,151
Issuance of common stock from at the market equity offering, net of issuance costs of $772	385,554	1	18,158	—	—	18,159
Issuance of warrants	—	—	2,785	—	—	2,785
Stock-based compensation expense	—	—	34,101	—	—	34,101
Other comprehensive income	—	—	—	12	—	12
Net loss	—	—	—	—	(113,724)	(113,724)
Balance at December 31, 2023	6,752,073	7	933,372	—	(978,235)	(44,856)
Issuance of common stock upon vesting of RSUs and PSUs, net of tax withholdings	123,602	—	—	—	—	—
Issuance of common stock under ESPP	29,421	—	487	—	—	487
Issuance of common stock from at the market equity offering, net of issuance costs of $867	1,030,846	1	23,529	—	—	23,530
Issuance of common stock from Securities Purchase Agreement - related party	714,285	1	13,515	—	—	13,516
Stock-based compensation expense	—	—	20,971	—	—	20,971
Net income	—	—	—	—	136	136
Balance at December 31, 2024	8,650,227	9	991,874	—	(978,099)	13,784
Issuance of common stock upon exercise of stock options	23,900	—	501	—	—	501
Issuance of common stock upon vesting of RSUs and PSUs, net of tax withholdings	124,855	—	—	—	—	—
Issuance of common stock under ESPP	17,839	—	230	—	—	230
Issuance of common stock from at the market equity offering, net of issuance costs of $498	739,545	1	13,166	—	—	13,167
Stock-based compensation expense	—	—	10,840	—	—	10,840
Adjustment for fractional shares due to reverse stock split	100	—	—	—	—	—
Net income	—	—	—	—	5,696	5,696
Balance at December 31, 2025	9,556,466	$10	$1,016,611	$0	$(972,403)	$44,218

The accompanying notes are an integral part of these consolidated financial statements.

SERES THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$5,696	$136	$(113,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,840	20,971	34,101
Depreciation and amortization expense	4,133	5,468	6,243
Non-cash operating lease cost	8,420	9,230	8,871
Net (accretion) amortization of (discounts) premiums on investments	—	—	(236)
Gain on sale of VOWST Business, net of transaction costs	—	(146,707)	—
Amortization of debt issuance costs	—	1,413	1,139
Loss associated with extinguishment of debt	—	23,351	1,625
(Gain)/loss on disposal of fixed assets	(192)	317	—
Impairment of long-lived assets	—	3,267	—
Change in fair value of warrant liabilities	—	(546)	(1,554)
Collaboration (profit) loss sharing - related party (1)	—	—	5,158
Changes in operating assets and liabilities:
Accounts receivable due from SPN - related party	1,708	(2,068)	—
Prepaid expenses and other current and non-current assets	2,720	987	(29,124)
Accounts receivable	(157)	—	—
Collaboration receivable - related party	—	8,674	(8,674)
Inventories	—	(33,795)	(29,647)
Deferred income - related party	—	(4,124)	7,730
Deferred revenue - related party	—	—	(1,325)
Accounts payable	(2,397)	(2,940)	(11,578)
Accrued liabilities due to SPN - related party	(14,472)	(15,708)	—
Operating lease liabilities	(8,674)	(6,339)	(2,197)
Accrued expenses and other current and long-term liabilities	(6,508)	(10,196)	15,838
Net cash provided by (used in) operating activities	1,117	(148,609)	(117,354)
Cash flows from investing activities:
Purchases of property and equipment	(252)	(380)	(7,975)
Proceeds from sales of property and equipment	210	—	—
Purchases of investments	—	—	(4,426)
Sales and maturities of investments	—	—	22,983
Sales of restricted investments	—	1,401	—
Proceeds from sale of VOWST Business	—	141,272	—
Net cash (used in) provided by investing activities	(42)	142,293	10,582
Cash flows from financing activities:
Proceeds from at the market equity offering, net of issuance costs	13,167	23,530	18,159
Proceeds from exercise of stock options	501	—	877
Proceeds from Securities Purchase Agreement - related party	—	13,516	—
Issuance of common stock under ESPP	230	487	2,151
Proceeds from issuance of debt, net of issuance costs	—	—	103,378
Repayment of notes payable	—	(127,905)	(52,860)
Net cash provided by (used in) financing activities	13,898	(90,372)	71,705
Net increase (decrease) in cash, cash equivalents and restricted cash	14,973	(96,688)	(35,067)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(1)	2
Cash, cash equivalents and restricted cash at beginning of year	39,461	136,150	171,215
Cash, cash equivalents and restricted cash at end of year	$54,434	$39,461	$136,150
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$10,858	$12,547
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$—	$—	$16
Lease liability arising from obtaining right-of-use assets	$—	$—	$3,046
Prepaid rent reclassified to right-of-use assets	$—	$—	$4,634
Recognition of warrant liabilities	$—	$—	$2,100
Warrants issued related to prior credit facility with Oaktree and recorded as debt discount	$—	$—	$2,785

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

1.
Nature of the Business and Basis of Presentation

Seres Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in October 2010 under the name Newco LS21, Inc. In October 2011, the Company changed its name to Seres Health, Inc., and in May 2015, the Company changed its name to Seres Therapeutics, Inc. The Company is a clinical-stage company focused on improving patient outcomes in medically vulnerable populations through discovery and development of novel live biotherapeutics. The Company led the successful development and approval of VOWST (previously referred to as SER-109), the first FDA-approved orally administered microbiome therapeutic and a Breakthrough Therapy designated drug, which was sold to Nestlé Health Science (as defined below) in September 2024. The Company's live biotherapeutic product (“LBP”) candidates, including SER-155, SER-603, SER-147, and other potential candidates in earlier development, are consortia of bacteria designed to optimize specific, targeted pharmacological properties, and are formulated for oral delivery. The Company is designing LBP candidates to target the prevention and treatment of a broad swath of infections, and to treat inflammatory and immune (“I&I”) diseases by modulating host function to increase epithelium integrity and to induce immune homeostasis and tolerance, as well as to prevent the colonization and overgrowth of pathogens in the gastrointestinal (“GI”) tract.

SER-155, the Company's most advanced LBP candidate, is an investigational, oral, live biotherapeutic designed to decolonize GI pathogens, improve GI epithelial barrier integrity, and induce immune homeostasis to prevent bacterial bloodstream infections (“BSIs”), including those that can harbor antimicrobial resistance (“AMR”), as well as other pathogen-associated negative clinical outcomes in patients undergoing allogeneic hematopoietic stem cell transplantation (“allo-HSCT”). In the Company's placebo-controlled Phase 1b study of SER-155 in allo-HSCT, SER-155 was associated with a 77% relative risk reduction in bacterial BSIs and a significant reduction in systemic antibiotic exposure as well as a lower incidence of febrile neutropenia, as compared to placebo through day 100 post HSCT. SER-155 was generally well tolerated, with no observed treatment-related serious adverse events. Following advancement of key startup activities for the SER-155 Phase 2 study in allo-HSCT, including the submission of a final protocol to the FDA in January 2026, study site evaluation and qualification with its CRO, and manufacturing of drug substance, the Company has paused additional investment in that program while continuing to seek funding for the Phase 2 study.

The clinical data from the SER-155 Phase 1b study in allo-HSCT, along with the Company's extensive preclinical and translational clinical data compiled over the past decade support and inform the advancement of the Company's earlier stage programs targeting I&I diseases. The Company is evaluating SER-155 in immune checkpoint-related enterocolitis, or irEC, and the Company is developing SER-603, broadly in inflammatory bowel disease, or IBD, including ulcerative colitis, or UC, and Crohn's disease. The Company is currently exploring potential collaborations related to those I&I disease programs.

The Company has built and deploys a reverse translational platform and knowledge base for the discovery and development of live biotherapeutics, and maintains extensive proprietary know-how that may be used to support future research and development efforts. This platform incorporates high-resolution analysis of human clinical data to identify microbiome biomarkers associated with disease and non-disease states; preclinical screening using human cell-based assays and in vitro/ex vivo and in vivo disease models customized for live biotherapeutics; and a strain library and associated microbiological capabilities that spans broad biological and functional breadth. This platform and knowledge base are integrated through a proprietary knowledge graph and agentic artificial intelligence, enabling rapid identification of specific microbes, microbial genes, and microbial metabolites/peptides associated with disease and the design of therapeutic consortia of bacteria for specific pharmacological properties to restructure the gut microbiome and modulate functional pathways associated with disease. In addition, the Company owns a valuable intellectual property estate related to the development and manufacture of live biotherapeutics.

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

The Company and SPN shared 50/50 in the net profit or net loss (the “Profit Sharing Payments”) achieved during the period from the date of Closing until December 31, 2025 (the “Profit Sharing Period”), with the net profit or net loss calculated as (i) the net sales of VOWST in the United States and Canada, plus (ii) other income received in connection with the grant of a license or sublicense with respect to VOWST in the United States and Canada as described in the Purchase Agreement, minus (iii) allowable expenses directly attributable or reasonably allocable to certain development activities, commercialization activities, medical affairs activities, manufacturing activities or other relevant activities, as described in the Purchase Agreement. During the Profit Sharing Period, the Company reimbursed SPN for (i) certain payments under the exclusive license agreement between the Company and Memorial Sloan Kettering Cancer Center, (ii) certain costs incurred in connection with an ongoing post-marketing safety study of VOWST and (iii) 80.1% of all rent and other costs due to the landlord under the lease for the Company’s Waltham facility.

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

On the Closing Date, the Company entered into a TSA with NESA, which provides for services to be performed by the Company in order to facilitate a transition of the business associated with the VOWST Business to NESA and its affiliates. The scope of the transition services includes the provision of certain manufacturing services and certain administrative functions related to the VOWST Business and operations, including the maintenance of certain manufacturing services and the related facility in which such services are currently conducted. The Company provided the manufacturing services until December 31, 2025 and other services for the duration specified in the schedule to the TSA for each service. NESA paid the Company for certain fixed costs, including a monthly fixed fee and a variable per batch fee for preserved raw material suspension ("PRMS") manufacturing, and reimbursed the Company for certain costs of the transition services performed by the Company under the TSA, including labor. The know-how and other intellectual property

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

generated in connection with the performance of the TSA will be owned by NESA with the Company having a non-exclusive license to such know-how and other intellectual property under the Cross-License Agreement. During the term of the TSA, the Company transferred the specifications for materials and documentation necessary to enable PRMS manufacturing services to a third party service provider designated by NESA. In the event of a material failure by the Company to deliver PRMS under the TSA, NESA had step-in rights to negotiate to enter into a direct lease with the landlord of the manufacturing facility with respect to the portion of such facility used in connection with the VOWST Business or to cause such services to be performed, with any reasonable out-of-pocket costs and expenses incurred in connection therewith reimbursed by the Company.

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

On the Closing Date, the parties entered into an employee support agreement (the “Employee Support Agreement”). Under the Employee Support Agreement, among other things and subject to the terms and conditions therein, certain employees of the Company related to the VOWST Business who accepted employment with SPN or one of its designated affiliates provided the services they provided to the Company prior to the Transaction to SPN, as well as other services as SPN may reasonably request, from Closing until the day prior to the beginning of SPN’s or its designated affiliate’s next pay period following the Closing. SPN reimbursed the Company’s out of pocket costs in connection with such employees’ services, including certain compensation and benefits paid or provided to such employees pursuant to the terms of the Employee Support Agreement. All such employees were transferred to SPN as of December 31, 2024.

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

The Company incurred certain significant costs relating to the Transaction, such as legal, accounting, financial advisory, printing and other professional services fees, as well as other customary payments. For the year ended December 31, 2024, these costs amounted to approximately $9,016, which is included within the net income (loss) from discontinued operations, net of tax line item on the Company's consolidated statements of operations.

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

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of December 31, 2025, the Company had an accumulated deficit of $972,403 and cash and cash equivalents of $45,766.

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

Primarily as a result of the costs associated with continuing the research and development efforts for SER-155 and the Company’s live biotherapeutics platform, the Company incurred a loss from operations of $93,971 and had operating cash outflows of $73,883, excluding the $75,000 installment payments received from Nestlé, for the year ended December 31, 2025. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. Based on the Company’s currently available cash resources, current and forecasted level of operations, and forecasted cash flows for the 12-month period subsequent to the date of issuance of these consolidated financial statements, the Company will require additional funding to support its ongoing operations and meet its obligations as they come due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Reclassifications

Certain amounts in prior periods have been reclassified to reflect the impact of the discontinued operations treatment of the VOWST Business.

On April 21, 2025, the Company effected a 1-for-20 reverse stock split of the Company’s common stock. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split. The reverse stock split had no impact on the number of authorized shares or the par value of preferred and common stock. Therefore, the Company reclassified an amount equal to the reduction in the number of shares of common stock at par value to additional paid-in capital. No fractional shares were issued in connection with the reverse split, and stockholders who would otherwise be entitled to receive a fractional share instead received a cash payment equal to the fraction of a share of common stock in lieu of such fractional share. Proportionate adjustments were made to the number of shares authorized under the Company’s equity incentive plans, the number of shares subject to any award or purchase right under the Company’s equity incentive plans, and the exercise price or purchase price with respect to any stock option award or purchase right under the Company’s equity incentive plans. See Note 7, Stock and Stock-Based Awards, for further information.

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

Restricted Cash

The Company held restricted cash of $8,668 as of December 31, 2025 and 2024, which represents cash held for the benefit of the landlord for certain of the Company’s leases. The Company has classified the restricted cash as long-term on its consolidated balance sheets as the underlying leases are greater than 1 year.

Cash, cash equivalents and restricted cash were comprised of the following (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$45,766	$30,793
Restricted cash, non-current	8,668	8,668
Total cash, cash equivalents and restricted cash	$54,434	$39,461

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash balances at financial institutions in amounts that exceed federally insured limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment and right-of-use assets associated with our lease agreements. All of the Company's long-lived assets are to be held and used and have definitive lives and accordingly are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset or asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset or asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. For the years ended December 31, 2025, 2024 and 2023, the Company recorded an impairment loss on long-lived assets of $0, $3,267 and $0, respectively.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. For the year ended December 31, 2023, other comprehensive income consisted of changes in unrealized gains from available-for-sale investments and a currency translation adjustment.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential shares of common stock, including the assumed exercise of stock options and unvested restricted stock. The Company applies the two-class method to calculate its basic and diluted net loss per share attributable to common stockholders. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. However, the two-class method does not impact the net loss per share of common stock for periods in which the Company is in a net loss position.

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

Leases

In accordance with ASC 842, Leases, the Company determines if an arrangement is or contains a lease at inception. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company classifies leases at the lease commencement date as operating or finance leases and records a right-of-use asset and a lease liability on the consolidated balance sheets for all leases with an initial lease term of greater than 12 months. Leases with an initial term of 12 months or less are not recorded on the balance sheets, but payments are recognized as expense on a straight-line basis over the lease term. The Company has elected not to record a right-of-use asset or lease liability for leases with terms of 12 months or less.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures which requires public entities to disclose specific categories in the effective tax rate reconciliation, as well as expanded disclosures on income taxes paid by jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard and applied the disclosure requirements on a prospective basis effective for the annual reporting period ended December 31, 2025. There was no impact on the Company’s consolidated financial statements and additional required disclosures have been included in Note 11, Income Taxes.

Recently Issued Accounting Pronouncements

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which standardizes the accounting for government grants and distinguishes between a grant related to an asset and a grant related to income. The requirements of the ASU are effective for annual periods beginning after December 15, 2028, and for interim periods within those annual periods, with early adoption permitted. The requirements can be applied using a modified prospective or a modified retrospective approach. The Company does not expect the impact of ASU 2025-10 to be material to its financial statement disclosures as it is consistent with the Company's current accounting policy for government grants.

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

As of December 31, 2025 and 2024, there were no assets or liabilities of discontinued operations.

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

For the year ended December 31, 2024, the gain from sale of the VOWST Business, net of tax of $146,707 was included in the net income (loss) from discontinued operations, net of tax line item of the Company’s consolidated statements of operations and comprehensive income (loss). While the Company has net income from discontinued operations for the year ended December 31, 2024, the Company realized a tax loss for the full year ended December 31, 2024, for which it is more likely than not that the Company will not realize a benefit. The Company has recorded a full valuation allowance against its net deferred tax assets as of December 31, 2025, 2024 and 2023.

The following table presents the financial results of the discontinued operations:

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Collaboration revenue - related party	$—	$—	$126,325
Total revenue	—	—	126,325
Operating expenses:
Research and development expenses	—	5,809	28,263
General and administrative expenses	—	4,066	10,244
Collaboration (profit) loss sharing - related party	—	(1,496)	704
Total operating expenses	—	8,379	39,211
(Loss) income from discontinued operations	—	(8,379)	87,114
Other income (expense):
Gain on sale of VOWST business	—	146,707	—
Interest expense	—	(12,192)	(10,708)
Other expense	—	(229)	—
Income (loss) from discontinued operations, pre-tax	$—	$125,907	$76,406
Income tax	—	—	—
Net income (loss) from discontinued operations, net of tax	$—	$125,907	$76,406

In accordance with ASC 205-20, only expenses specifically identifiable and related to a business to be disposed may be presented in discontinued operations. As such, the research and development and general and administrative expenses in discontinued operations include corporate costs incurred directly to solely support the VOWST Business.

The Company also entered into a Transition Services Agreement (“TSA”) with NESA, an affiliate of SPN, in connection with the Transaction, through which the Company provided certain manufacturing services until December 31, 2025, and other transition services, for the duration specified in the schedule to the TSA for each service. For the years ended December 31, 2025 and 2024, the Company recognized $13,311 and $6,292 of TSA reimbursement income in other income in the Company’s consolidated statements of operations and comprehensive income. For the years ended December 31, 2025 and 2024, the Company incurred $6,544 and $3,532 of expenses related to manufacturing services and $3,592 and $3,136 of TSA labor and passthrough expenses to support the transition services, including finance and accounting, information technology, human resources, operations, and other services.

For the years ended December 31, 2025 and 2024, $14,897 and $3,724 was billed to NESA related to transition services performed by the Company, and the Company received $91,605 and $1,656 from NESA during the periods including the first installment payment of $50,000 received in January 2025 and the second installment payment of $25,000 received in July 2025 which were conditioned on the Company’s material compliance with obligations under the TSA. The $75,000 of installment payments were recognized in Gain on sale of VOWST Business within continuing operations in the Company’s consolidated statements of operations and comprehensive income for the year ended December 31, 2025 as the gain was realizable. As of December 31, 2025 and 2024, the Company had $360 and $2,068 in accounts receivable due from SPN - related party in the Company’s consolidated balance sheets.

The Company has estimated costs associated with certain accrued liabilities due to SPN - related party as a loss contingency in accordance with ASC 450, Contingencies. These contingent liabilities are presented as Accrued Liabilities due to SPN - related party from continuing operations on the consolidated balance sheets as of December 31, 2025 and December 31, 2024 and consist of the following (in thousands):

	December 31,	December 31,
	2025	2024
Profit Sharing Payments	$1,701	$11,230
Royalties associated with the MSK Agreement	1,309	2,786
VOWST post-marketing safety surveillance study	268	771
80.1% of lease cost of Waltham facility	—	1,501
Employment-related costs for conveying employees	—	1,462
Total accrued liabilities due to SPN - related party	$3,278	$17,750

The contingent liabilities accrued on the Company's consolidated balance sheets are remeasured at December 31, 2025 based on i) cash payments made by the Company to reduce the accrued liabilities due to SPN - related party and ii) revised estimates of the total remaining liabilities due to SPN - related party. For the years ended December 31, 2025 and 2024, the Company recognized a gain

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

on sale of VOWST Business of $5,685 and $5,684, respectively, as a result of the change in the accrued liabilities due to SPN - related party.

The Company has excluded from its consolidated balance sheets the effects of certain milestone payments received by the Company after the Product has achieved net sales-based milestones. These contingent receivables will be recognized as a gain contingency, in accordance with ASC 450, Contingencies, in continuing operations in the period when the contingencies are resolved.

The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. There were no cash flows related to discontinued operations for the year ended December 31, 2025. For the years ended December 31, 2024 and 2023, capital expenditures related to the VOWST Business were $112 and $2,272, respectively. Depreciation expense related to the VOWST Business for the same periods was $989 and $2,019, respectively. Non-cash operating lease costs related to the VOWST Business for the years ended December 31, 2024 and 2023 were $1,447 and $2,123, respectively, while the share based compensation expense for the same periods were $1,884 and $2,773, respectively. The collaboration loss sharing (related party) related to the VOWST Business was $0 and $5,158 for the years ended December 31, 2024 and 2023, respectively. Excluding the gain of $146,707 recognized on the sale of the VOWST Business presented in the consolidated statements of cash flows for the year ended December 31, 2024, there were no other material operating or investing non-cash items related to the VOWST Business for any period presented.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Laboratory equipment	$23,852	$24,468
Computer equipment	4,058	3,924
Furniture and office equipment	4,523	4,523
Leasehold improvements	30,954	30,954
Construction in progress	861	861
	64,248	64,730
Less: Accumulated depreciation and amortization	(56,613)	(53,196)
	$7,635	$11,534

Depreciation and amortization expense was $4,133, $5,468 and $6,243 for the years ended December 31, 2025, 2024 and 2023, respectively, which includes amounts related to both continuing and discontinued operations. During the years ended December 31, 2025 and 2024, the Company disposed of certain assets with a cost basis of $734 and $679, respectively, and a net book value of $18 and $0, respectively. In addition, during the year ended December 31, 2024, the Company recorded an impairment loss of $1,536 related to leasehold improvements at one of the Company's locations for which impairment indicators were determined to exist as of December 31, 2024. See Note 6, Leases, for further details.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2025	2024
Clinical and development costs	$246	$422
Manufacturing and quality costs	145	478
Payroll and employee-related costs	2,685	7,656
Facility and other	896	2,163
	$3,972	$10,719

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

6. Leases

The Company leases real estate, primarily laboratory, office and manufacturing space. The Company’s leases have remaining terms ranging from approximately three to seven years. Certain leases include one or more options to renew, exercisable at the Company’s sole discretion, with renewal terms that can extend the lease from approximately five years to ten years. The Company evaluated the renewal options in its leases to determine if it was reasonably certain that the renewal option would be exercised, given the Company’s current business structure, uncertainty of future growth, and the associated impact to real estate, the Company concluded that it is not reasonably certain that any renewal options would be exercised. Therefore, the operating lease assets and operating lease liabilities only contemplate the initial lease terms. All the Company’s leases qualify as operating leases.

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

During the year ended December 31, 2024, the Company identified an indicator of impairment of its donor collection facility in Cambridge, Massachusetts, as the facility is no longer being used by the Company and is being marketed for sublease. The Company determined that this represents a significant adverse change in the extent in which the long-lived asset was being used. The Company determined that the location contains multiple asset groups for the purpose of the long-lived asset impairment assessment. The Company concluded that the carrying value of each asset group was not recoverable as it exceeded the future net undiscounted cash flows that are expected to be generated from the assets within the asset group. In the first quarter of 2024, the Company recognized an impairment loss of $3,267, consisting of $1,731 on the operating lease right-of-use asset and $1,536 on the leasehold improvements. $2,727 of the total impairment loss is included in research and development expenses and the remaining $540 is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

The following table summarizes the presentation in the Company’s consolidated balance sheets of its operating leases (in thousands):

	December 31,
	2025	2024
Assets:
Operating lease assets	$72,483	$80,903

Liabilities:
Operating lease liabilities	$10,390	$8,674
Operating lease liabilities, net of current portion	72,576	82,966
Total operating lease liabilities	$82,966	$91,640

The following table summarizes the effect of lease costs in the Company’s consolidated statements of operations and comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease costs	$19,175	$19,514	$22,324
Short-term lease costs	—	—	1,477
Variable lease costs	6,467	6,589	7,229
Sublease income	(3,272)	(2,708)	—
Total lease costs	$22,370	$23,395	$31,030

During the years ended December 31, 2025, 2024, and 2023, the Company made cash payments for operating leases of $19,442, $17,330 and $15,656, respectively.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

As of December 31, 2025, future payments of operating lease liabilities are as follows (in thousands):

As of December 31, 2025
2026	$19,983
2027	20,582
2028	20,863
2029	20,132
2030	11,545
2031 and thereafter	25,317
Total future payments of operating lease liabilities	$118,422
Less: imputed interest	(35,456)
Present value of operating lease liabilities	$82,966

As of December 31, 2025, the weighted average remaining lease term was 6.07 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 13%. As of December 31, 2024, the weighted average remaining lease term was 6.98 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 13%.

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

In May 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC ("Cowen") to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $150,000, from time to time, through an "at-the-market" equity offering program (“ATM”) under which Cowen acts as sales agent. During the year ended

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

December 31, 2025, the Company sold 739,545 shares of common stock under the 2021 Sales Agreement, at an average price of approximately $18.48 per share, raising aggregate net proceeds of approximately $13,167 after deducting an aggregate commission of approximately 3% and other issuance costs. During the year ended December 31, 2024, the Company sold 1,030,846 shares of common stock under the 2021 Sales Agreement, at an average price of approximately $23.67 per share, raising aggregate net proceeds of approximately $23,530 after deducting an aggregate commission of approximately 3% and other issuance costs.

2015 and 2025 Incentive Award Plans

On June 16, 2015, the Company’s stockholders approved the 2015 Incentive Award Plan (the “2015 Plan”), which became effective on June 25, 2015. The 2015 Plan was subsequently amended on December 14, 2022, and provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2015 Plan was the sum of (i) 110,000 shares of common stock and (ii) the number of shares subject to awards outstanding under the 2012 Plan that expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company on or after the effective date of the 2015 Plan. In addition, the number of shares of common stock that may be issued under the 2015 Plan was subject to increase on the first day of each calendar year, beginning in 2016 and ending in 2025, equal to the lesser of (i) 4% of the number of shares of the Company’s common stock outstanding on the last day of the preceding applicable calendar year and (ii) an amount determined by the Company’s board of directors.

On April 10, 2025, the Company's stockholders approved the 2025 Incentive Award Plan (the “2025 Plan”) as an amendment and restatement of the Seres Therapeutics, Inc. 2015 Incentive Award Plan. The amendment, among other things, authorized the issuance of 2,230,243 shares of the Company’s common stock for awards under the 2025 Plan, which includes 1,750,493 shares previously authorized for issuance under the 2015 Plan plus an increase of 479,750 shares (in each case, which amounts reflect the 1-for-20 reverse stock split), and extended the term of the 2025 Plan to March 3, 2035, the tenth anniversary of the approval of the 2025 Plan by the Company’s board of directors.

Stock awards granted under the 2025 Plan generally vest over four years and expire after ten years, although options have been granted with vesting terms less than four years. As of December 31, 2025, there were 740,410 shares available for future grant under the 2025 Plan.

2015 Employee Stock Purchase Plan

On June 16, 2015, the Company’s stockholders approved the 2015 Employee Stock Purchase Plan (the “ESPP”), which became effective on June 25, 2015. A total of 18,250 shares of common stock were reserved for issuance under the ESPP. In addition, the number of shares of common stock that may be issued under the ESPP automatically increase on the first day of each calendar year, beginning in 2016 and ending in 2025, by an amount equal to the lesser of (i) 20,000 shares, (ii) 1% of the number of shares of the Company’s common stock outstanding on the last day of the applicable preceding calendar year and (iii) an amount determined by the Company’s board of directors. Offering periods under the ESPP will commence when determined by the plan administrator. During the year ended and as of December 31, 2025, there were 17,839 shares issued and 106,064 shares were reserved and available for issuance under the ESPP, respectively.

The ESPP provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of the Company's common stock. Purchase rights issued under the ESPP are intended to be qualified under Section 423 of the Internal Revenue Code of 1986, as amended ("IRC"). The employee's purchase price is derived from a formula based on the closing price of the common stock on the first day of the offering period versus the closing price on the date of purchase (or, if not a trading day, on the immediately preceding trading day). The offering period under the ESPP has a duration of six months, and the purchase price with respect to each offering period beginning on or after such date is, until otherwise amended, equal to 85% of the lesser of (i) the fair market value of the Company's common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of the Company's common stock on the purchase date.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

2022 Employment Inducement Award Plan

On December 14, 2022, the Company’s board of directors approved the 2022 Employment Inducement Award Plan (the "2022 Plan"), which became effective on such date without stockholder approval pursuant to Rule 5635(c)(4) of The Nasdaq Stock Market LLC listing rules (“Rule 5635(c)(4)”). The 2022 Plan provides for the grant of nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock- or cash-based awards. In accordance with Rule 5635(c)(4), awards under the 2022 Plan may only be made to a newly hired employee who has not previously been a member of our board of directors, or an employee who is being rehired following a bona fide period of non-employment by us as a material inducement to the employee’s entering into employment with us. A total of 125,000 shares of common stock were reserved for issuance under the 2022 Plan. Any shares subject to awards previously granted under the 2022 Plan that expire, terminate or are otherwise surrendered, canceled, or forfeited in any case, in a manner that results in the Company acquiring the shares covered by the award at a price not greater than the price (as adjusted to reflect any equity restructuring) paid by the Participant for such shares or not issuing any shares covered by the award, the unused shares covered by the award will again be available for award grants under the 2022 Plan.

As of December 31, 2025, there were 86,644 shares available for future grant under the 2022 Plan.

Stock Options

The following table summarizes the Company’s stock option activity for the year ended December 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2024	886,123	$114.47	6.59	$87
Granted	546,805	$15.14
Exercised	(23,900)	$20.96
Forfeited	(284,820)	$114.77
Outstanding as of December 31, 2025	1,124,208	$68.07	7.17	$228
Vested and expected to vest as of December 31, 2025	1,124,208	$68.07	7.17	$228
Options exercisable as of December 31, 2025	502,733	$129.06	5.15	$31

In February 2024, the Company approved a repricing of certain stock option awards to reduce the original exercise price to the Company’s current fair market value as of February 12, 2024 (the “Repricing”). The Repricing became effective 18 months from the approval date, or August 2025. The remaining terms and conditions of each option affected by the Repricing remained the same, including the expiration date, vesting commencement date, vesting schedule and any vesting acceleration. As the Repricing was retrospective to February 2024, the weighted average exercise price for stock options outstanding as of December 31, 2024 in the table above has been adjusted to reflect the Repricing. The Repricing was accounted for as a modification, and an immaterial amount of incremental fair value is being recognized from the date the Repricing was approved over the remaining vesting term of the options.

The weighted average grant-date fair value of stock options granted during the years ended December 31, 2025, 2024, and 2023 was $13.30, $18.58, and $90.37 per share, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2025, 2024, and 2023 was $98, $0, and $438, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

During the year ended December 31, 2021, the Company granted performance-based stock options to employees for the purchase of an aggregate of 28,100 shares of common stock with a grant date fair value of $110.60 per share. These stock options are exercisable only upon achievement of specified performance targets. In April 2023, the performance target associated with 50% of the performance-based stock options was achieved. Accordingly, the Company recorded $0, $8 and $2,051 of compensation expense during the years ended December 31, 2025, 2024 and 2023, respectively, with respect to these performance-based stock options, which represents a cumulative catch-up from the grant date through the achievement of the performance targets, and vesting of the remaining 50% of the options beginning in April 2023. The remaining compensation expense associated with these performance-based stock options was recognized as of April 2024, for all such options for which ongoing performance targets were achieved and service requirements were met.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

During the three months ended March 31, 2024, the Company granted stock options to certain executives for the purchase of an aggregate of 127,500 shares of common stock. These awards will vest only to the extent that the 30-day trailing simple average public market closing price of the Company's common stock reaches certain price thresholds. These awards have an exercise price of $22.00 and vest and become exercisable when the market conditions are satisfied or, if later, on the first anniversary of the grant date. These awards expire 10 years from the date of grant. The fair value of these market-based stock options was estimated using a Monte Carlo valuation method. During the years ended December 31, 2025 and 2024, the Company recognized $641 and $775 of compensation expense related to these awards.

Restricted Stock Units

The Company has granted restricted stock units with service-based vesting conditions ("RSUs") and restricted stock units with performance-based vesting conditions ("PSUs"). RSUs and PSUs represent the right to receive shares of common stock upon meeting specified vesting requirements. Restricted stock units may not be sold or transferred by the holder and vest according to the vesting conditions of each award. The table below summarizes the Company’s RSU and PSU activity for the year ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2024	81,459	$55.36
Granted	79,846	$18.29
Forfeited	(12,300)	$62.76
Vested	(124,855)	$30.54
Unvested restricted stock units as of December 31, 2025	24,150	$57.31

During the years ended December 31, 2025, 2024, and 2023, the Company granted 79,846, 75,066 and 154,904 RSUs, respectively. RSUs generally vest over four years, with 25% vesting after one year, and the remaining 75% vesting quarterly over the next 3 years, subject to continued service to the Company through the applicable vesting date. PSUs vest according to the performance requirements of the awards, generally when the Company has determined that the specified performance targets have been achieved.

During the year ended December 31, 2023, the Company granted PSUs to employees covering an aggregate of 66,135 shares of common stock with a grant date fair value of $110.00. These PSUs begin to vest ratably only upon achievement of specified performance targets, which were achieved in April 2023. Accordingly, the Company recorded $0, $792 and $4,293 in compensation expense during the years ended December 31, 2025, 2024, and 2023 respectively, with respect to these PSUs.

The aggregate intrinsic value of RSUs, including PSUs for which the performance conditions have been met, that vested during the years ended December 31, 2025, 2024 and 2023 was $1,903, $1,899, and $4,729, respectively.

Retention Awards

In September 2025, the Company issued retention awards to employees of the Company in the form of RSUs covering 68,596 shares of common stock with a grant date fair value of $18.93 per share. The retention RSUs fully vested on November 15, 2025 subject to the employee's continued employment with the Company through such date. The compensation expense associated with these awards was recognized ratably over the vesting period. For the year ended December 31, 2025, the Company recognized $1,299 in compensation expense with respect to the retention RSUs.

In November 2023, as part of the corporate restructuring described in Note 9, Restructuring, the Company issued retention awards to employees of the Company in the form of RSUs, which vested as to the first tranche on August 15, 2024 and as to the second tranche on May 15, 2025, subject to remaining actively employed with the Company through such date. The compensation expense associated with these awards was recognized ratably over the vesting period. For the years ended December 31, 2025, 2024, and 2023, the Company recognized $163, $655 and $92, respectively, in compensation expense with respect to the retention awards.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

Stock-based Compensation Valuation

The assumptions that the Company used to determine the fair value of the stock options granted to employees and directors were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	4.26%	2.70%	3.64%
Expected term (in years)	6.0	6.0	6.0
Expected volatility	121.0%	76.2%	107.2%
Expected dividend yield	0%	0%	0%

The Company estimates the fair value of rights to acquire common stock under the ESPP using a Black-Scholes valuation model on the date of grant and the straight-line attribution approach to recognize the expense. The assumptions that the Company used to determine the fair value of rights to acquire common stock under the ESPP were as follows, presented on a weighted average basis:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	4.34%	5.16%	5.01%
Expected term (in years)	0.5	0.5	0.5
Expected volatility	115.8%	118.3%	79.1%
Expected dividend yield	0%	0%	0%

Stock-based Compensation

The Company recorded stock-based compensation expense related to stock options and restricted stock units in the following expense categories of its consolidated statements of operations and comprehensive income (loss):

	Year Ended December 31,
	2025	2024	2023
Research and development expenses	$5,080	$10,996	$19,341
General and administrative expenses	5,760	9,975	14,760
	$10,840	$20,971	$34,101

As of December 31, 2025, the Company had an aggregate of $9,986 of unrecognized stock-based compensation cost, which is expected to be recognized over a weighted average period of 3.2 years.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

8. Net Income (Loss) per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Basic Earnings Per Share:
Numerator:
Net income (loss) from continuing operations attributable to common stockholders	$5,696	$(125,771)	$(190,130)
Net income from discontinuing operations attributable to common stockholders	$—	$125,907	$76,406
Net income (loss) attributable to common stockholders	$5,696	$136	$(113,724)

Denominator:
Weighted average common shares outstanding - basic	8,858,975	7,769,910	6,400,339
Net income (loss) from continuing operations per share attributable to common stockholders - basic	$0.64	$(16.20)	$(29.71)
Net income from discontinued operations per share attributable to common stockholders - basic	$—	$16.20	$11.94
Net income (loss) per share attributable to common stockholders - basic	$0.64	$0.00	$(17.77)

Diluted Earnings Per Share:
Numerator:
Net income (loss) from continuing operations attributable to common stockholders	$5,696	$(125,771)	$(190,130)
Net income from discontinuing operations attributable to common stockholders	$—	$125,907	$76,406
Net income (loss) attributable to common stockholders	$5,696	$136	$(113,724)

Denominator:
Weighted average common shares outstanding - basic	8,858,975	7,769,910	6,400,339

Dilutive impact from:
Stock options to purchase common stock	—	—	—
Unvested restricted stock units	10,749	—	—
Shares issuable under employee stock purchase plan	18	—	—
Weighted average common shares outstanding - diluted	8,869,742	7,769,910	6,400,339
Net income (loss) from continuing operations per share attributable to common stockholders - diluted	$0.64	$(16.20)	$(29.71)
Net income from discontinued operations per share attributable to common stockholders - diluted	$—	$16.20	$11.94
Net income (loss) per share attributable to common stockholders - diluted	$0.64	$—	$(17.77)

Anti-dilutive potential common stock equivalents excluded from the calculation of net income (loss) per share:
Stock options to purchase common stock	1,124,208	886,123	742,335
Unvested restricted stock units	24,150	81,459	168,730
Shares issuable under employee stock purchase plan	2,047	7,160	14,889
Warrants to purchase common stock	32,379	32,379	58,871

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

The Company's potential dilutive securities include stock options, unvested restricted common stock and shares issuable under the 2015 Employee Stock Purchase Plan. The effect of dilutive securities was calculated using the treasury stock method. The anti-dilutive potential common stock equivalents for the year ended December 31, 2025 were excluded from the computation of diluted net income per share attributable to common stockholders because those stock options to purchase common stock and restricted stock units had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods. For that same period, the warrants to purchase common stock were excluded because the exercise price of the Tranche A Warrants is greater than the average fair value of the Company’s common shares. The anti-dilutive potential common stock equivalents for the years ended December 31, 2024 and 2023 were excluded from the computation of diluted net loss per share attributable to common stockholders because those stock options to purchase common stock, restricted stock units, and shares issuable under employee stock purchase plan had an anti-dilutive impact as the Company reported a net loss from continuing operations attributable to common stockholders for those periods

The Company utilizes the control number concept in the computation of diluted earnings per share to determine whether potential common stock equivalents are dilutive. The control number used is income (loss) from continuing operations. The control number concept requires that the same number of potentially dilutive securities applied in computing diluted earnings per share from continuing operations be applied to all other categories of income or loss, regardless of their anti-dilutive effect on such categories. Since the Company had a net loss from continuing operations for all periods in which discontinued operations is presented, no dilutive effect has been recognized in the calculation of income from discontinued operations per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same for the years ended December 31, 2024 and 2023.

9. Restructuring

On September 23, 2025, the Company announced that it implemented cost reduction actions, including decreasing its workforce by approximately 25%. During the year ended December 31, 2025, the Company incurred approximately $1,027 in restructuring costs, primarily related to severance costs. These costs were paid out in the fourth quarter of 2025.

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

The unpaid restructuring charge included in accrued expenses and other current liabilities in the Company’s consolidated balance sheets was $0 and $20 for the years ended December 31, 2025 and 2024, respectively.

10. Commitments and Contingencies

Leases

Refer to Note 6, Leases, for discussion of the commitments associated with the Company’s lease portfolio.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third-parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2025 or 2024.

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

The Company did not accrue any liabilities related to legal contingencies in its consolidated financial statements as of December 31, 2025 or 2024.

11. Income Taxes

During the years ended December 31, 2025, 2024 and 2023, the Company recorded no income tax benefits for the net operating losses incurred in each year or interim period, due to its uncertainty of realizing a benefit from those items.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31, 2025
	Amount	%
Federal statutory income tax rate	$1,202	21.0%
State and local income taxes, net of federal income tax effect(1)	—	—%
Tax credits
Research and development tax credits	334	5.8%
Changes in valuation allowance	(3,445)	(60.2)%
Nontaxable or nondeductible items
Meals and entertainment	14	0.3%
Stock-based compensation	3,094	54.1%
Adjustment to gain on sale of VOWST business	(1,133)	(19.8)%
Changes in unrecognized tax benefits	(67)	(1.2)%
Other adjustments	1	0.0%
Effective income tax rate	$—	—%

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

[1] State and local taxes in Massachusetts comprise the majority of this category.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for years prior to the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2024	2023
Federal statutory income tax rate	(21.0)%	(21.0)%
Research and development tax credits	(1.8)	(2.5)
State taxes, net of federal benefit	(3.6)	(7.2)
Stock-based compensation	1.0	0.8
Uncertain tax position reserves	0.4	0.5
Other	(0.4)	(0.1)
Change in deferred tax asset valuation allowance	25.4	29.5
Effective income tax rate	—%	—%

Net deferred tax assets as of December 31, 2025 and 2024 consisted of the following:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$167,203	$156,157
Research and development tax credit carryforwards	54,149	54,648
Section 174 capitalized research and development expenses	39,759	53,600
Stock-based compensation expense	28,594	28,819
Lease liability	22,689	23,917
Contingent consideration	13,437	—
Accrued expenses	1,788	7,032
Section 163(j) limitation	1,843	5,599
Depreciation and amortization	1,223	953
Other	98	132
Total deferred tax assets	$330,783	$330,857
Deferred tax liabilities:
Depreciation and amortization	—	—
Right of use assets	(19,822)	(21,115)
Total deferred tax liabilities	(19,822)	(21,115)
Valuation allowance	$(310,961)	$(309,742)
Net deferred tax assets	$—	$—

The Tax Cuts and Jobs Act (“TCJA”), which was enacted in 2017, required taxpayers to capitalize and amortize research and experimental expenditures under IRC Section 174 for tax years beginning after December 31, 2021. This rule became effective for the Company during the year ended December 31, 2022 and resulted in the capitalization of research and development costs for the years ended December 31, 2024, 2023, and 2022. The TCJA required the Company to amortize these costs for tax purposes over five years if the research and development was performed in the U.S. and over 15 years if the research and development was performed outside the U.S. On July 4, 2025, new U.S. tax legislation was signed into law (known as the “One Big Beautiful Bill Act”, or “OBBA”) which generally allows taxpayers to (i) immediately deduct research and experimental expenditures attributable to U.S.-based research paid or incurred in taxable years beginning after December 31, 2024 and (ii) elect to accelerate, over a period of one or two years, any unamortized research and experimental expenditures attributable to U.S.-based research incurred in taxable years beginning after December 31, 2021 and before January 1, 2025. The Company deducted 100% of its research and experimental expenditures incurred in 2025 during the year ended December 31, 2025. Further, the Company has elected not to accelerate the unamortized research and experimental expenditures from prior years and instead recognize them over the remaining amortization period of five years from when they were initially capitalized.

For the year ended December 31, 2025, the Company did not have any material cash payments or refunds for income taxes.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

As of December 31, 2025, the Company had net operating loss carryforwards (“NOLs”) for federal and state income tax purposes of $616,412 and $597,758, respectively. Federal NOLs of $98,756, generated before 2018, will begin expiring in varying amounts in 2035 unless utilized. The remaining federal NOLs of $517,656, generated after 2017, will be carried forward indefinitely and could be used to offset up to 80% of taxable income in future tax years. The Company's state NOLs will expire at various times starting in 2035. As of December 31, 2025, the Company also had available gross research and development tax credit carryforwards for federal and state income tax purposes of $55,341 and $14,767, respectively, which begin to expire in 2031 and 2028, respectively. The federal research and development tax credits include an orphan drug credit carryforward of $25,876.

Utilization of the NOLs and research and development tax credit carryforwards may be subject to a substantial annual limitation under Sections 382 and 383 of the IRC due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50% over a three-year period. Since its formation, the Company has raised capital through the issuance of capital stock on several occasions. These financings, combined with the purchasing shareholders' subsequent disposition of those shares, may have resulted in an ownership change or could result in an ownership change in the future upon subsequent disposition. The Company conducted an analysis to determine if historical changes in ownership through December 31, 2024 would limit or otherwise restrict its ability to utilize these NOLs and research and development credit carryforwards. As a result of this analysis, the Company does not believe there are any significant limitations on its ability to utilize these carryforwards. However, future changes in ownership after December 31, 2024 could affect the limitation in future years. Any limitation may result in expiration of a portion of the NOLs or research and development credit carryforwards before utilization.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2025 and 2024. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2025, 2024 and 2023 related primarily to the increases or decreases in NOLs, research and development tax credit carryforwards, capitalized research and development expenses pursuant to IRC Section 174, and non-deductible stock-based compensation expenses. A rollforward of the valuation allowance is as follows:

	Year Ended December 31,
	2025	2024	2023
Valuation allowance at beginning of year	$(309,742)	$(312,809)	$(277,370)
Decreases recorded as benefit to income tax provision		3,067	—
Increases recorded to income tax provision	(1,219)	—	(35,439)
Valuation allowance as of end of year	$(310,961)	$(309,742)	$(312,809)

During the year ended December 31, 2023, the Internal Revenue Service ("IRS") concluded their examination of the Company for the period ended December 31, 2018 related to the Company's 2018 research and development tax credits ("R&D Credit(s)"). The Company has adjusted its 2018 R&D Credits and its overall federal and state R&D Credit carryforward balance from the Company's inception to December 31, 2025 to account for the conclusions drawn by the IRS. Also, the Company has reviewed each of its overall filing positions since inception and has not identified any additional positions that do not meet the more likely than not threshold. The Company does not anticipate a material change to its uncertain tax position reserves in the next 12 months. The changes in the Company's unrecognized tax benefits for the years ended December 31, 2025, 2024, and 2023 were as follows:

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$14,015	$13,529	$12,528
Increase in unrecognized tax benefits as a result of tax positions taken during the year	129	486	1,001
(Decrease) in unrecognized tax benefits as a result of tax positions taken during the year	(289)	—	—
Reduction to unrecognized tax benefits	—	—	—
Balance at end of year	$13,855	$14,015	$13,529

The Company has not yet conducted a study of its research and development credit carry forwards. This study may result in further adjustment to the Company’s R&D Credits; however, a full valuation allowance has been provided against the Company’s R&D Credits, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheets or statements of operations if an adjustment were required. The Company had no other unrecognized tax benefits accrued for the years ended December 31, 2025 and 2024, or related interest and penalties as of such dates. The Company will recognize any interest and penalties related to uncertain tax positions in income tax expense.

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

For the years ended December 31, 2025 and 2024, the Accrued Liabilities due to SPN - related party on the Company's consolidated balance sheets were $3,278 and $17,750, respectively, which represents amounts due to SPN pursuant to the Purchase Agreement, which are further described in Note 3, Discontinued Operations and TSA. During the years ended December 31, 2025 and 2024, the Company paid $8,787 and $9,608, respectively, related to the outstanding liability. The Company also recognized a gain on sale of VOWST Business of $5,685 and $5,684, for the years ended December 31, 2025 and 2024, respectively, as a result of the change in the accrued liabilities due to SPN - related party, primarily as a result of SPN's actual Profit Sharing Payments as compared to the estimate as of the Closing.

As described in Note 3, Discontinued Operations and TSA, the Company entered into the TSA with NESA, an affiliate of SPN, in connection with the Transaction, through which the Company provided certain manufacturing services until December 31, 2025, and other transition services, for the duration specified in the schedule to the TSA for each service. For the years ended December 31, 2025 and 2024, the Company recognized $13,311 and $6,292 of TSA reimbursement income in other (expense) income, net in the Company’s consolidated statements of operations and comprehensive income (loss). For the years ended December 31, 2025 and 2024, the Company incurred $6,544 and $3,532 of expenses related to manufacturing services and $3,592 and $3,136 of TSA labor and passthrough expenses to support the transition services, including finance and accounting, information technology, human resources, operations, and other services.

For the years ended December 31, 2025 and 2024, $14,897 and $3,724 was billed to NESA related to transition services performed by the Company, and the Company received $91,605 and $1,656 from NESA during the periods including the first installment payment of $50,000 received in January 2025 and the second installment payment of $25,000 received in July 2025 which were

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

conditioned on the Company's material compliance with obligations under the TSA. The $75,000 of installment payments were recognized in Gain on sale of VOWST Business within continuing operations in the Company's consolidated statements of operation and comprehensive income for the year ended December 31, 2025 as the gain was realizable. As of December 31, 2025, the Company had $360 in accounts receivable due from SPN - related party in the Company’s consolidated balance sheets.

For the year ended December 31, 2025, Nestlé purchase certain manufacturing and laboratory equipment from the Company. The Company received $169 in proceeds from the sale, which is recognized in Other income (expense), net in the Company's consolidated statements of operations and comprehensive income (loss).

13. 401(k) Savings Plan

The Company has a defined contribution savings plan under Section 401(k) of the IRC. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Effective January 1, 2016, the Company elected to match 50% of the first 6% of an employee’s deferral. Company contributions are expensed in the year for which they are declared. During the years ended December 31, 2025, 2024, and 2023 the Company recorded expense of $592, $1,068, and $2,003, respectively, for 401(k) match contributions.

14. Segment Reporting

The Company's interim Chief Executive Officer, who is the Chief Operating Decision Maker ("CODM"), manages and allocates resources to the operations of the Company on a total company basis by assessing the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with the Company's long-term company-wide strategic goals. The CODM uses the Company’s consolidated net income (loss) to monitor actual results versus the budget in assessing segment performance and the allocation of resources. The measure of segment assets is reported on the consolidated balance sheets as total assets.

The Company's reportable segment net income (loss) for the years ended December 31, 2025, 2024 and 2023, consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Grant revenue	$789	$—	$—
Significant segment expenses:
Live biotherapeutics platform	$23,573	$29,006	$43,342
SER-155	3,687	6,804	7,759
R&D personnel-related (including stock-based compensation)	21,553	28,689	65,251
G&A personnel-related (including stock-based compensation)	14,413	22,679	36,069
Professional fees	8,991	9,805	18,784
Facility-related and other	15,752	20,699	22,647
Gain on sale of VOWST Business	(80,685)	(5,684)	-
Other segment (income) expense (1)	(12,191)	13,773	(3,722)
Net income (loss) from continuing operations	5,696	(125,771)	(190,130)
Net income from discontinued operations, net of tax (2)	—	125,907	76,406
Net income (loss)	$5,696	$136	$(113,724)

[1] Other segment (income) expense includes manufacturing services expenses, research and development expenses on early stage programs, interest income and other (income) expense, net.

[2] See Note 3, Discontinued Operations and TSA, for further details.

SERES THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

15. Subsequent Events

Executive Officer Transition

On February 27, 2026, the Board of Directors (the “Board”) of the Company appointed Richard N. Kender, a current member of the Board, to serve as Executive Chair of the Board and as Interim Chief Executive Officer of the Company, Matthew Henn, Ph.D., the Company’s Chief Scientific Officer, to the additional role of President, and Kelly Brady, M.S., the Company’s Senior Vice President, Clinical Development, to the role of Executive Vice President, Chief Operating Officer, each effective March 2, 2026 (the “Effective Date”).

As a result of the appointment of Mr. Kender as Interim Chief Executive Officer and Dr. Henn as President, Thomas J. DesRosier and Marella Thorell ceased serving as Co-Chief Executive Officers and Co-Presidents of the Company as of the Effective Date. Mr. DesRosier will continue to serve as the Company’s Executive Vice President, Chief Legal Officer, and Ms. Thorell will continue to serve as the Company’s Executive Vice President, Chief Financial Officer.