Form 10-Q
period 2026-03-31
Seres Therapeutics, Inc.
filed 2026-05-05
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the registrant had 9,683,934 shares of common stock, $0.001 par value per share, outstanding.

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
•
The total amount of the Milestone Payments (as defined herein) we may receive from the Transaction (as defined herein), are subject to various risks and uncertainties.
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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$29,834	$45,766
Accounts receivable due from SPN - related party	—	360
Accounts receivable	233	157
Prepaid expenses and other current assets	1,770	3,093
Total current assets	31,837	49,376
Property and equipment, net	6,854	7,635
Operating lease assets	70,228	72,483
Restricted cash	8,668	8,668
Other non-current assets	31	31
Total assets	$117,618	$138,193
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,338	$1,682
Accrued expenses and other current liabilities	2,863	3,972
Accrued liabilities due to SPN - related party	3,278	3,278
Operating lease liabilities	10,865	10,390
Total current liabilities	19,344	19,322
Operating lease liabilities, net of current portion	69,634	72,576
Other long-term liabilities	2,141	2,077
Total liabilities	91,119	93,975
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2026 and December 31, 2025; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 360,000,000 shares authorized at March 31, 2026 and December 31, 2025; 9,592,326 and 9,556,466 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	10	10
Additional paid-in capital	1,018,805	1,016,611
Accumulated deficit	(992,316)	(972,403)
Total stockholders’ equity	26,499	44,218
Total liabilities and stockholders’ equity	$117,618	$138,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue:
Grant revenue	358	—
Total revenue	358	—
Operating expenses:
Research and development expenses	13,195	11,821
General and administrative expenses	8,070	11,888
Manufacturing services	—	3,527
Total operating expenses	21,265	27,236
Loss from operations	(20,907)	(27,236)
Other income (expense):
Gain on sale of VOWST Business	—	52,181
Interest income	325	618
Other income (expense) (1)	669	7,119
Total other income (expense), net	994	59,918
Net (loss) income and comprehensive (loss) income	$(19,913)	$32,682
Net (loss) income per share attributable to common stockholders - basic	$(2.08)	$3.76
Net (loss) income per share attributable to common stockholders - diluted	$(2.08)	$3.75
Weighted average common shares outstanding - basic	9,582,533	8,703,221
Weighted average common shares outstanding - diluted	9,582,533	8,714,701

[1] Includes $0 and $6,309 for the three months ended March 31, 2026 and 2025 related to reimbursement received from SPN (related party) for transition services provided by the Company.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands, except share data)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2025	9,556,466	$10	$1,016,611	$(972,403)	$44,218
Issuance of common stock upon vesting of RSUs, net of tax withholdings	6,426	—	—	—	—
Issuance of common stock under ESPP	3,638	—	28	—	28
Issuance of common stock from at the market equity offering, net of issuance costs of $10	25,796	—	400	—	400
Stock-based compensation expense	—	—	1,766	—	1,766
Net loss	—	—	—	(19,913)	(19,913)
Balance at March 31, 2026	9,592,326	$10	$1,018,805	$(992,316)	$26,499

	Common Stock		Additional		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2024	8,650,227	$9	$991,874	$(978,099)	$13,784
Issuance of common stock upon vesting of RSUs, net of tax withholdings	12,966	—	—	—	—
Issuance of common stock under ESPP	14,188	—	184	—	184
Issuance of common stock from at the market equity offering, net of issuance costs of $26	54,806	—	996	—	996
Stock-based compensation expense	—	—	2,819	—	2,819
Net income	—	—	—	32,682	32,682
Balance at March 31, 2025	8,732,187	$9	$995,873	$(945,417)	$50,465

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(19,913)	$32,682
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,766	2,819
Depreciation and amortization expense	781	1,076
Non-cash operating lease cost	2,255	2,045
Changes in operating assets and liabilities:
Accounts receivable due from SPN - related party	360	(693)
Accounts receivable	(76)	—
Prepaid expenses and other current and other non-current assets	1,323	1,345
Accounts payable	656	(1,966)
Accrued liabilities due to SPN - related party	—	(3,864)
Operating lease liabilities	(2,467)	(2,092)
Accrued expenses and other current and long-term liabilities	(1,045)	(4,442)
Net cash (used in) provided by operating activities	(16,360)	26,910
Cash flows from investing activities:
Purchases of property and equipment	—	(34)
Net cash (used in) investing activities	—	(34)
Cash flows from financing activities:
Proceeds from at the market equity offering, net of issuance costs	400	996
Issuance of common stock under ESPP	28	184
Net cash provided by financing activities	428	1,180
Net (decrease) increase in cash, cash equivalents, and restricted cash	(15,932)	28,056
Cash, cash equivalents and restricted cash at beginning of period	54,434	39,461
Cash, cash equivalents and restricted cash at end of period	$38,502	$67,517
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$—	$55

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business and Basis of Presentation

Seres Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in October 2010 under the name Newco LS21, Inc. In October 2011, the Company changed its name to Seres Health, Inc., and in May 2015, the Company changed its name to Seres Therapeutics, Inc. The Company is a clinical-stage company focused on improving patient outcomes in medically vulnerable populations through discovery and development of novel live biotherapeutics. The Company led the successful development and approval of VOWST (previously referred to as SER-109), the first FDA-approved orally administered microbiome therapeutic and a Breakthrough Therapy designated drug, which was sold to Nestlé Health Science (as defined below) in September 2024. The Company's live biotherapeutic product (“LBP”) candidates, including SER-155, SER-603, SER-428, SER-147, and other potential candidates in earlier development, are consortia of bacteria designed to optimize specific, targeted pharmacological properties, and are formulated for oral delivery. The Company is designing LBP candidates to target the prevention and treatment of a broad swath of infections, and to treat inflammatory and immune (“I&I”) diseases by modulating host function to increase epithelium integrity and to induce immune homeostasis and tolerance, as well as to prevent the colonization and overgrowth of pathogens in the gastrointestinal (“GI”) tract.

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

The clinical data from the SER-155 Phase 1b study in allo-HSCT, along with the Company's extensive preclinical and translational clinical data compiled over the past decade support and inform the advancement of the Company's earlier stage programs targeting I&I diseases. The Company is evaluating SER-155 in immune checkpoint-related enterocolitis (“irEC”), through an investigator-sponsored trial (“IST”), with Memorial Sloan Kettering Cancer Center, with whom the Company has had a decade-long collaboration. irEC is among the most frequent and severe immune-related adverse events (“irAEs”), in recipients of immune checkpoint inhibitor, or ICI, therapy and can be observed in up to 50% of patients, with rates varying based on cancer drug and treatment regimen. The Company expects to report initial clinical results, including preliminary safety, efficacy, pharmacology, and exploratory biomarker data in the coming weeks. The Company is also developing SER-603, broadly in inflammatory bowel disease (“IBD”), including ulcerative colitis (“UC”), and Crohn's disease. SER-603 is a novel, LBP candidate optimized to address disruptions in the GI microbiome and to improve GI mucosal barrier integrity through the inhibition of inflammatory bacteria and associated metabolites, the promotion of epithelial barrier integrity to reduce the translocation of inflammatory molecules and barrier inflammation, and to induce immune homeostasis through non-immunosuppressive regulatory T cell, or T-reg, induction via T cell signaling. The Company is currently exploring potential collaborations related to I&I disease programs.

In 2025, the Company was awarded a grant from Combating Antibiotic-Resistant Bacteria Biopharmaceutical Accelerator (“CARB-X”) for up to $3,583, representing the Company’s second CARB-X award, to support the development of an oral liquid formulation based on SER-155 strains, now referred to as SER-428, for dosing in patients who cannot take oral capsules such as intubated patients in the medical ICU, and other medically vulnerable patients at high risk of AMR infections. The Company began recognizing revenue from this grant in the third quarter of 2025. The Company has advanced development and manufacturing of SER-428 and is designing a Phase 1b open label trial in collaboration with Columbia University to evaluate this LBP candidate in medical ICU patients at high risk of infection.

The Company has built and deploys a reverse translational platform and knowledge base for the discovery and development of LBPs, and maintains extensive proprietary know-how that may be used to support future research and development efforts. This platform incorporates high-resolution analysis of human clinical data to identify microbiome biomarkers associated with disease and non-disease states; preclinical screening using human cell-based assays and in vitro/ex vivo and in vivo disease models customized for live biotherapeutics; and a strain library and associated microbiological capabilities that spans broad biological and functional breadth. This platform and knowledge base are integrated through a proprietary knowledge graph and agentic artificial intelligence, enabling rapid identification of specific microbes, microbial genes, and microbial metabolites/peptides associated with disease and the design of therapeutic consortia of bacteria for specific pharmacological properties to restructure the gut microbiome and modulate functional pathways associated with disease. In addition, the Company owns a valuable intellectual property estate related to the development and manufacture of live biotherapeutics.

On February 12, 2026, the Company announced that it implemented cost reduction actions, including reducing its workforce by approximately 30%. During the three months ended March 31, 2026, the Company incurred approximately $914 in restructuring costs, primarily related to severance costs, of which $718 has been paid as of March 31, 2026. The remainder of these costs are expected to be paid out in the second quarter of 2026.

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

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of March 31, 2026, the Company had an accumulated deficit of $992,316 and cash and cash equivalents of $29,834.

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

Primarily as a result of the costs associated with the discovery and development of novel live biotherapeutics, the Company incurred a net loss of $19,913 for the three months ended March 31, 2026. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. Based on the Company’s currently available cash resources, current and forecasted level of operations, and forecasted cash flows for the 12-month period subsequent to the date of issuance of these condensed consolidated financial statements, the Company will require additional funding to support its ongoing operations and meet its obligations as they come due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due, and to generate profitable operations in the future. Management plans to provide for the Company’s capital requirements through financing or other strategic transactions, including potential business development transactions, and selling shares under the Company’s at the market equity offering. There can be no assurance that the Company will be able to access additional capital to fund operations with terms acceptable to the Company, or at all. Because certain elements of management’s plans to mitigate the conditions that raised substantial doubt about the Company’s ability to continue as a going concern are outside of the Company’s control, including the ability to raise capital through an equity or other financing, those elements cannot be considered probable according to Accounting Standards Codification (“ASC”) 205-40, Going Concern (“ASC 205-40”), and therefore cannot be considered in the evaluation of mitigating factors. As a result, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for 12 months from the date these condensed consolidated financial statements are issued. The accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on March 12, 2026 (the “Annual Report”).

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The condensed consolidated balance sheet at December 31, 2025 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal and recurring nature. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.

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

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2026.

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

Restricted Cash

The Company held restricted cash of $8,668 as of March 31, 2026 and December 31, 2025, which represents cash held for the benefit of the landlords for the Company’s leases. The Company has classified the restricted cash as long-term on its condensed consolidated balance sheets as the terms of the underlying leases are greater than one year.

Cash, cash equivalents and restricted cash were comprised of the following (in thousands):

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$29,834	$45,766
Restricted cash, non-current	8,668	8,668
Total cash, cash equivalents and restricted cash	$38,502	$54,434

Recently Adopted Accounting Pronouncements

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging and Revenue from Contracts with Customers - Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which applies to all entities that enter into non-exchange-traded contracts with underlyings based on operations or activities specific to one of the parties to the contract. The guidance in ASU 2025-07 expands the scope exceptions within ASC Topic 815, Derivatives and Hedging, to include certain nonexchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract, including research and development funding arrangements. The Company early adopted ASU 2025-07 effective January 1, 2026, and will account for the new ASU on a prospective basis to any new contracts entered into after the effective date. The adoption of ASU 2025-07 did not have a material impact on the Company's condensed consolidated financial statements or financial statement disclosures.

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

3. Discontinued Operations and TSA

On September 30, 2024, the Company completed the sale (the “Transaction”) of its VOWST microbiome therapeutic business (the “VOWST Business”), including inventory and equipment, certain patents and patent applications, know-how, trade secrets, trademarks, domain names, marketing authorizations and related rights, documents, materials, business records and data and contracts that are used or held for use primarily in the development, commercialization and manufacturing of the microbiome product sold under the brand name VOWST as provided for in accordance with the terms of the Purchase Agreement (the “Product”), to Société des Produits Nestlé S.A. (“SPN”), a wholly-owned subsidiary of Nestlé S.A., and its designated affiliates (collectively, “Nestlé Health Science”) pursuant to the Asset Purchase Agreement, dated as of August 5, 2024 (the “Purchase Agreement”), by and among the Company and SPN, and a wholly-owned subsidiary of Nestlé S.A.

The Company also entered into a Transition Services Agreement (“TSA”) with Nestlé Enterprises S.A., (“NESA”), an affiliate of SPN, in connection with the Transaction, through which the Company provided certain manufacturing services until December 31, 2025, and other transition services, for the duration specified in the schedule to the TSA for each service. The Company's obligations under the TSA are now complete. For the three months ended March 31, 2026 and 2025, the Company recognized $0 and $6,309 respectively, of TSA reimbursement income in other income in the Company’s condensed consolidated statements of operations and comprehensive (loss) income. For the three months ended March 31, 2026 and 2025, the Company incurred $0 and $3,527, respectively, of expenses related to manufacturing services and $0 and $2,248, respectively, of TSA labor and passthrough expenses to support the transition services, including finance and accounting, information technology, human resources, operations, and other services.

For the three months ended March 31, 2026 and 2025, $0 and $7,403, respectively, was billed to NESA related to transition services performed by the Company, and the Company received $360 and $56,709 from NESA during the periods, respectively. The payments received in the first quarter of 2025 included the installment payment of $50,000 received in January 2025 which was conditioned on the Company’s material compliance with obligations under the TSA. The installment payment was recognized in Gain on sale of VOWST Business within continuing operations in the Company’s condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2025 as the gain was realizable. As of March 31, 2026 and December 31, 2025, the Company had $0 and $360 in accounts receivable due from SPN - related party in the Company’s condensed consolidated balance sheets.

The Company has estimated costs associated with certain accrued liabilities due to SPN - related party as a loss contingency in accordance with ASC 450, Contingencies. These contingent liabilities are presented as Accrued Liabilities due to SPN - related party from continuing operations on the condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025 and consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Profit Sharing Payments	$1,701	$1,701
Royalties associated with the MSK Agreement	1,309	1,309
VOWST post-marketing safety surveillance study costs	268	268
Total accrued liabilities due to SPN - related party	$3,278	$3,278

The contingent liabilities accrued on the Company's condensed consolidated balance sheet are remeasured at each reporting period based on i) cash payments made by the Company to reduce the accrued liabilities due to SPN - related party and ii) revised estimates of the total remaining liabilities due to SPN - related party. For the three months ended March 31, 2026 and 2025, the

Company recognized a gain on sale of VOWST Business of $0 and $2,181, respectively, as a result of the change in accrued liabilities due to SPN - related party.

The Company has excluded from its condensed consolidated balance sheets the effects of certain milestone payments which may be received by the Company after the Product has achieved net sales-based milestones. These contingent receivables will be recognized as a gain contingency, in accordance with ASC 450, Contingencies, in continuing operations in the period when the contingencies are resolved.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Laboratory equipment	$23,852	$23,852
Computer equipment	4,058	4,058
Furniture and office equipment	4,523	4,523
Leasehold improvements	30,954	30,954
Construction in progress	861	861
	64,248	64,248
Less: Accumulated depreciation and amortization	(57,394)	(56,613)
	$6,854	$7,635

Depreciation and amortization expense was $781 and $1,076 for the three months ended March 31, 2026 and 2025 respectively. The Company did not dispose of any assets during the three months ended March 31, 2026 or 2025.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Clinical and development costs	$332	$246
Manufacturing and quality costs	49	145
Payroll and employee-related costs	1,838	2,685
Facility and other	644	896
	$2,863	$3,972

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

The following table summarizes the presentation in the Company’s condensed consolidated balance sheets of its operating leases (in thousands):

	March 31, 2026	December 31, 2025
Assets:
Operating lease assets	$70,228	$72,483

Liabilities:
Operating lease liabilities	$10,865	$10,390
Operating lease liabilities, net of current portion	69,634	72,576
Total operating lease liabilities	$80,499	$82,966

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statements of operations and comprehensive (loss) income (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease costs	$4,770	$4,831
Variable lease costs	1,758	1,242
Sublease income	(670)	(823)
Total lease costs	$5,858	$5,250

During the three months ended March 31, 2026 and 2025, the Company made cash payments for operating leases of $4,982 and $4,878, respectively.

As of March 31, 2026, future payments of operating lease liabilities are as follows (in thousands):

As of March 31, 2026
2026 (remaining 9 months)	$15,000
2027	20,582
2028	20,863
2029	20,132
2030	11,545
2031 and thereafter	25,317
Total future minimum lease payments	$113,439
Less: interest	(32,940)
Present value of operating lease liabilities	$80,499

As of March 31, 2026, the weighted average remaining lease term was 5.84 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 13%. As of March 31, 2025, the weighted average remaining lease term was 6.73 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 13%.

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

On May 21, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $150,000, from time to time, through an “at the market” equity offering program (“ATM”) under which Cowen acts as sales agent. During the three months ended March 31, 2026, the Company sold 25,796 shares of common stock under the Sales Agreement, at an average price of approximately $15.90 per share, raising aggregate net proceeds of approximately $400 after deducting an aggregate commission of approximately 3% and other issuance costs. During the three months ended March 31, 2025, the Company sold 54,806 shares of common stock under the Sales Agreement, at an average price of approximately $18.60 per share, raising aggregate net proceeds of approximately $996 after deducting an aggregate commission of approximately 3% and other issuance costs.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2025	1,124,208	$68.07	7.17	$228
Granted	586,605	$8.78
Exercised	—	$—
Forfeited	(67,930)	$96.24
Outstanding as of March 31, 2026	1,642,883	$45.73	7.94	$144
Vested or expected to vest as of March 31, 2026	1,642,883	$45.73	7.94	$144
Options exercisable as of March 31, 2026	590,227	$103.95	5.53	$—

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2026 and 2025 was $7.79 and $13.74 per share, respectively.

During 2024, the Company granted stock options to certain executives for the purchase of an aggregate of 127,500 shares of common stock. These awards will vest only to the extent that the 30-day trailing simple average public market closing price of the Company's common stock reaches certain price thresholds. These awards have an exercise price of $22.00 and vest and become exercisable when the market conditions are satisfied or, if later, on the first anniversary of the grant date. These awards expire 10 years from the date of grant. The fair value of these market-based stock options was estimated using a Monte Carlo valuation method. During the three months ended March 31, 2026 and 2025, the Company recognized $166 and $73, respectively, of compensation expense related to these awards.

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

The following table summarizes the Company’s RSU and PSU activity since December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2025	24,150	$57.31
Granted	173,385	$8.74
Vested	(6,426)	$69.71
Forfeited	(5,989)	$11.35
Unvested restricted stock units as of March 31, 2026	185,120	$12.87

During the three months ended March 31, 2026 and 2025, the Company granted 173,385 and 11,250 RSUs, respectively. During the three months ended March 31, 2026 and 2025, the Company did not grant any PSUs.

In February 2026, the Company issued retention awards to non-executive employees of the Company in the form of RSUs covering 173,385 shares of common stock with a grant date fair value of $8.74 per share. The retention RSUs will become fully vested on September 30, 2026 subject to the employee's continued employment with the Company through such date. The compensation expense associated with these awards will be recognized ratably over the vesting period. For the three months ended March 31, 2026, the Company recognized $218 in compensation expense with respect to the retention RSUs.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive (loss) income (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development expenses	$725	$1,330
General and administrative expenses	1,041	1,489
	$1,766	$2,819

8. Net (Loss) Income per Share

Basic and diluted net (loss) income per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Basic Earnings Per Share:
Numerator:
Net (loss) income	$(19,913)	$32,682
Net (loss) income attributable to common stockholders - basic	$(19,913)	$32,682

Denominator:
Weighted-average shares outstanding - basic	9,582,533	8,703,221
Net (loss) income per share attributable to common stockholders - basic	$(2.08)	$3.76

Diluted Earnings Per Share:
Numerator:
Net (loss) income	$(19,913)	$32,682
Net (loss) income attributable to common stockholders - diluted	$(19,913)	$32,682

Denominator:
Weighted-average shares outstanding - basic	9,582,533	8,703,221

Dilutive impact from:
Stock options to purchase common stock	—	—
Unvested restricted stock units	—	10,364
Shares issuable under employee stock purchase plan	—	1,116
Weighted-average shares outstanding - diluted	9,582,533	8,714,701
Net (loss) income per share applicable to common stockholders - diluted	$(2.08)	$3.75
Anti-dilutive potential common stock equivalents excluded from the calculation of net income (loss) per share:
Stock options to purchase common stock	1,642,883	1,244,484
Unvested restricted stock units	185,120	76,477
Shares issuable under employee stock purchase plan	885	4,229
Warrants to purchase common stock	32,379	32,379

The Company’s potential dilutive securities include stock options, unvested restricted common stock and shares issuable under the 2015 Employee Stock Purchase Plan. The effect of dilutive securities was calculated using the treasury stock method. The anti-dilutive potential common stock equivalents for the three months ended March 31, 2026 were excluded from the computation of diluted net loss per share attributable to common stockholders because those stock options to purchase common stock, restricted stock units, and shares issuable under employee stock purchase plan had an anti-dilutive impact as the Company reported a net loss from continuing operations attributable to common stockholders for those periods. The anti-dilutive potential common stock equivalents for the three months ended March 31, 2025 were excluded from the computation of diluted net income per share attributable to common stockholders because those stock options to purchase common stock and restricted stock units had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods. For that same period, the warrants to purchase common stock were excluded because the exercise price of the Tranche A Warrants is greater than the average fair value of the Company’s common shares.

9. Commitments and Contingencies

Leases

Refer to Note 6, Leases, for discussion of the commitments associated with the Company’s lease portfolio.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of March 31, 2026 or December 31, 2025.

Legal Contingencies

The Company accrues a liability for legal contingencies when it believes that it is both probable that a liability has been incurred and that the Company can reasonably estimate the amount of the loss. The Company reviews these accruals and adjusts them to reflect ongoing negotiations, settlements, rulings, advice of legal counsel and other relevant information. To the extent new information is obtained and the views on the probable outcomes of claims, suits, assessments, investigations or legal proceedings change, changes in the Company’s accrued liabilities will be recorded in the period in which such determination is made.

In addition, in accordance with the relevant authoritative guidance, for any matters in which the likelihood of material loss is at least reasonably possible, the Company will provide disclosure of the possible loss or range of loss. If a reasonable estimate cannot be made, however, the Company will provide disclosure to that effect. The Company expenses legal costs as they are incurred.

The Company did not accrue any liabilities related to legal contingencies in its consolidated financial statements as of March 31, 2026 or December 31, 2025.

10. Income taxes

The Company did not provide for any income taxes in its condensed consolidated statement of operations and comprehensive (loss) income for the three months ended March 31, 2026 and 2025. Management considered the Company’s history of cumulative net losses incurred since inception, its early stage of development of its product candidates, and its projection of book and tax losses for the year ending December 31, 2026. Based on its evaluation of the positive and negative evidence bearing upon its ability to realize its deferred tax assets, the Company determined that it is more likely than not that it will not realize such benefits. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets as of March 31, 2026 and December 31, 2025, and has not recorded any income taxes for the three months ended March 31, 2026. Management reevaluates the positive and negative evidence at each reporting period.

11. Related Party Transactions

As described in Note 3, Discontinued Operations and TSA, in September 2024, the Company sold the VOWST Business, including inventory and equipment, certain patents and patent applications, know-how, trade secrets, trademarks, domain names, marketing authorizations and related rights, documents, materials, business records and data and contracts that are used or held for use primarily in the development, commercialization and manufacturing of VOWST, to SPN, and SPN assumed certain liabilities from the Company. As consideration for the Transaction, the Company received an upfront cash payment of $139,788, which consisted of $100,000, less $17,857 owed by the Company to an affiliate of SPN under the prior license agreement between the Company and the SPN affiliate, less approximately $2,355 in satisfaction of fees due under the Bacthera Manufacturing Agreement; plus a prepayment of the $60,000 milestone payment tied to the achievement of worldwide annual net sales of VOWST of $150,000; plus an equity investment of $15,000 based on the Securities Purchase Agreement pursuant to which SPN purchased 714,285 shares of common stock at a purchase price of $21.00 per share.

As of March 31, 2026 and December 31, 2025, there was $3,278 included in Accrued Liabilities due to SPN - related party on the Company’s condensed consolidated balance sheet, which represents amounts due to SPN pursuant to the Purchase Agreement, which are further described in Note 3, Discontinued Operations and TSA. During the three months ended March 31, 2026 and 2025, the Company paid $0 and $1,309 to SPN related to the Purchase Agreement during the periods, respectively.

As described in Note 3, Discontinued Operations and TSA, the Company entered into the TSA with NESA, an affiliate of SPN, in connection with the Transaction, through which the Company will provide certain manufacturing services until December 31, 2025, and other transition services, for the duration specified in the schedule to the TSA for each service. For the three months ended March 31, 2026 and 2025, the Company recognized $0 and $6,309 respectively, of TSA reimbursement income in other income in the Company’s condensed consolidated statements of operations and comprehensive (loss) income. For the three months ended March 31, 2026 and 2025, the Company incurred $0 and $3,527, respectively, of expenses related to manufacturing services and $0 and $2,248, respectively, of TSA labor and passthrough expenses to support the transition services, including finance and accounting, information technology, human resources, operations, and other services.

During the three months ended March 31, 2026 and 2025, $0 and $7,403, respectively, was billed to NESA related to transition services performed by the Company, and the Company received payments of $360 and $56,709, respectively, related to transition services performed. The payments received in the first quarter of 2025 included the installment payment of $50,000 received in January 2025 which was conditioned on the Company’s material compliance with obligations under the TSA. As of March 31, 2026 and December 31, 2025, the Company had $0 and $360 in accounts receivable due from SPN - related party, respectively, and $0 and $169 included in prepaid expenses and other current assets, respectively, relating to the sale of certain manufacturing and laboratory equipment, in the Company’s condensed consolidated balance sheets.

12. Segment Reporting

The Company’s interim Chief Executive Officer, who is the Chief Operating Decision Maker (“CODM”), manages and allocates resources to the operations of the Company on a total company basis by assessing the overall level of resources available and how to best deploy these resources across functions and research and development projects that are in line with the Company’s long-term company-wide strategic goals. The CODM uses the Company’s consolidated net (loss) income to monitor actual results versus the budget in assessing segment performance and the allocation of resources. The measure of segment assets is reported on the consolidated balance sheets as total assets.

The Company's reportable segment net (loss) income for the three months ended March 31, 2026 and 2025, consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Grant revenue	$358	$—
Significant segment expenses:
Live biotherapeutics platform	$6,533	$5,123
SER-155	647	577
R&D personnel-related (including stock-based compensation)	5,920	6,118
G&A personnel-related (including stock-based compensation)	3,291	4,173
Professional fees	1,714	3,180
Facility-related and other	3,065	4,535
Gain on sale of VOWST Business (2)	—	(52,181)
Other segment (income) expense (1)	(899)	(4,207)
Net (loss) income	$(19,913)	$32,682

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

Overview

We are a clinical-stage company focused on improving patient outcomes in medically vulnerable populations through discovery and development of novel live biotherapeutic product, or LBP, candidates. We led the successful development and approval of VOWST, the first FDA-approved orally administered microbiome biotherapeutic and a Breakthrough Therapy designated drug, which was sold to Société des Produits Nestlé S.A., or SPN, and with certain of its affiliates, collectively, Nestlé Health Science, in September 2024. We have established field-leading capabilities and platforms that are powered by best-in-field human data sets to advance a portfolio of products that can uniquely address diseases by targeting host pathways that are modulated by microbes in the human body, and, in particular, diseases associated with mucosal barrier-immune interface targets. We believe clinical and nonclinical data across our programs support the development of LBPs to target the prevention and treatment of a broad swath of infections, and to treat inflammatory and immune, or I&I, diseases. Our pipeline consists of SER-155, SER-603, SER-428, and SER-147, as well as other potential candidates in earlier development.

We are designing LBP candidates to modulate host function to increase epithelium integrity and to induce immune homeostasis and tolerance, as well as to prevent the colonization and overgrowth of pathogens in the gastrointestinal, or GI, tract. We believe that the scientific and clinical data from the development of VOWST (our then product candidate SER-109 program) and the data from the SER-155 Phase 1b study in allo-HSCT (described below) validate our novel therapeutic approach in both infectious disease and I&I diseases. In the context of infection, we believe that our technology may be replicable across different bacterial pathogens with the potential to develop live biotherapeutics to protect a range of medically compromised patients at risk of antimicrobial resistance, or AMR, infections and bloodstream infections, or BSIs, that can result from a compromised epithelial barrier and that can be a major cause of mortality.

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

Our current strategy prioritizes advancing our programs that target I&I indications. We have meaningfully advanced over the past decade our scientific understanding of how microbes in the GI functionally modulate pathways at the mucosal barrier-immune interface that are associated with inflammatory and immune-related disease. The clinical data from our SER-155 Phase 1b study in allo-HSCT, along with our extensive preclinical and translational clinical data compiled over the past decade support and inform the advancement of our earlier stage programs targeting I&I diseases. We are evaluating SER-155 in immune checkpoint-related enterocolitis, or irEC, through an investigator-sponsored trial, or IST, with Memorial Sloan Kettering Cancer Center, an institution with whom we have had a decade-long collaboration. irEC is among the most frequent and severe immune-related adverse events, or irAEs, in recipients of immune checkpoint inhibitor, or ICI, therapy and can be observed in up to 50% of patients, with rates varying based on cancer drug and treatment regimen. ICIs can cause a wide range of irAEs with links to T cell biology and epithelial barrier inflammation, both of which are biological functions shown in our preclinical and clinical pharmacology data to be positively impacted by SER-155. We expect to report initial clinical results, including preliminary safety, efficacy, pharmacology, and exploratory biomarker data in the coming weeks. We believe data from this IST could further support the potential for live biotherapeutics to address a significant unmet need among the large population of cancer patients receiving ICIs and may further support evaluation of our biotherapeutic approach in this setting. We are also developing SER-603, broadly in inflammatory bowel disease, or IBD, including ulcerative colitis, or UC, and Crohn's disease. SER-603 is a novel, LBP candidate optimized to address disruptions in the GI microbiome and to improve GI mucosal barrier integrity through the inhibition of inflammatory bacteria and associated metabolites, the promotion of epithelial barrier integrity to reduce the translocation of inflammatory molecules and barrier inflammation, and to induce immune homeostasis through non-immunosuppressive regulatory T cell, or T-reg, induction via T cell signaling. We believe that our LBPs could represent a non-immunosuppressive treatment option for I&I diseases that are linked to colitis and could broadly address immune therapy toxicities, both of which represent significant unmet medical needs and potential commercial opportunities. We are currently exploring potential collaborations related to those I&I disease programs.

We believe that SER-155 and other cultivated live biotherapeutic candidates could be developed in additional patient populations to address barrier compromise and bloodstream and AMR infections beyond allo-HSCT, including autologous-HSCT patients, cancer patients with neutropenia, chimeric antigen receptors therapy, or CAR-T, recipients, individuals with chronic liver disease, or CLD, solid organ transplant recipients, as well as patients in the intensive care unit, or ICU, and long-term acute care facilities. In 2025, we received a non-dilutive award from CARB-X (Combating Antibiotic-Resistant Bacteria Biopharmaceutical Accelerator) for up to $3.6 million, representing our second CARB-X award, to support the development of an oral liquid formulation based on SER-155 strains, now referred to as SER-428, for dosing in patients who cannot take oral capsules such as intubated patients in the medical ICU, and other medically vulnerable patients at high risk of AMR infections. We have advanced development and manufacturing of SER-428 and are designing a Phase 1b open label trial in collaboration with Columbia University to evaluate this LBP candidate in medical ICU patients at high risk of infection. Additionally, we continue to develop another proprietary live biotherapeutic composition, SER-147, designed to prevent bacterial bloodstream and spontaneous bacterial peritonitis, or SBP, infections in patients with metabolic disease, including CLD. We continue to leverage microbiome pharmacokinetic and pharmacodynamic data from across our clinical and preclinical portfolios, using our reverse translational development platform to prioritize future drug targets and to identify opportunities for monotherapy treatment and in combination with existing therapies across various indications, including inflammatory and immune diseases, cancer, and metabolic diseases.

We have built and deploy a reverse translational platform and knowledge base for the discovery and development of live biotherapeutics, and maintain extensive proprietary know-how that may be used to support future research and development efforts. This platform incorporates high-resolution analysis of human clinical data to identify microbiome biomarkers associated with disease and non-disease states; preclinical screening using human cell-based assays and in vitro/ex vivo and in vivo disease models customized for live biotherapeutics; and a strain library and associated microbiological capabilities that span broad biological and functional breadth. This platform and knowledge base are integrated through a proprietary knowledge graph and agentic artificial intelligence, enabling rapid identification of specific microbes, microbial genes, and microbial metabolites/peptides associated with disease and the design of therapeutic consortia of bacteria for specific pharmacological properties to restructure the gut microbiome and modulate functional pathways associated with disease. In addition, we own a valuable intellectual property estate related to the development and manufacture of live biotherapeutics.

Since our inception in October 2010, we have devoted substantially all of our resources to developing our programs, platforms, and technologies, building our intellectual property portfolio, developing our supply chain, business planning, raising capital and providing general and administrative support for these operations.

Our product candidates are in early-stage clinical or preclinical development. Our ability to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss was $19.9 million for the three months ended March 31, 2026. As of March 31, 2026, we had an accumulated deficit of $992.3 million.

While we plan to focus our investment on advancing our early-stage live biotherapeutic candidates, starting with SER-603, in the near-term, and, subject to receiving additional funding, progressing the development of SER-155 into a Phase 2 study in allo-HSCT, our expenses may increase in connection with these future activities. See “Risk Factors—Risks Related to Our Financial Position and Need for Additional Capital—We are a clinical-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.”

In addition, if we obtain marketing approval for any of our product candidates, we expect to incur costs related to product manufacturing and commercialization, including marketing, sales and distribution. Furthermore, we expect to continue to incur additional costs associated with operating as a public company.

As a result, we will need additional financing to support our continuing operations. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of business development transactions including collaborations with third parties, public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the trading prices for our and other biopharmaceutical companies’ stock have been highly volatile as a result of factors such as the impacts of pandemics, increases in inflation rates, interest rates and tariffs. As a result, we may face difficulties raising capital through sales of our common stock and any such sales may be on unfavorable terms. Our inability to raise capital or secure a partnership as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenue to achieve profitability, and we may never do so.

As of March 31, 2026, we had cash and cash equivalents totaling $29.8 million. Based on our currently available cash resources, and considering our future operating plans, we anticipate that we will require additional funding following the third quarter of 2026. In accordance with applicable accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within 12 months after the date of the issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In performing this analysis, we excluded certain elements of our operating plan that cannot be considered probable of occurring. Under the applicable accounting standards, any future transactions or equity issuances cannot be considered probable, as these events are outside our control. Accordingly, management has concluded that substantial doubt exists about our ability to continue as a going concern for 12 months from the date the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. See “Risk Factors— Risks Related to Our Financial Position and Need for Additional Capital —We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.”

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

On February 12, 2026, we announced that we implemented cost reduction actions, including reducing our workforce by approximately 30%. During the three months ended March 31, 2026, we incurred approximately $0.9 million in restructuring costs, primarily related to severance costs, of which $0.7 million was paid as of March 31, 2026. The remainder of these costs are expected to be paid out by the second quarter of 2026.

Our Product Pipeline

Immunology and Inflammation

SER-603 for IBD patients

SER-603 is a novel, LBP candidate designed to improve response rates and durability of remission in patients with IBD, including ulcerative colitis, or UC, and Crohn's disease. SER-603 is optimized to address disruptions in the GI microbiome and to improve GI mucosal barrier integrity through the inhibition of inflammatory bacteria and associated metabolites, the promotion of epithelial barrier integrity to reduce the translocation of inflammatory molecules and barrier inflammation, and to induce immune homeostasis through non-immunosuppressive regulatory T cell, or T-reg, induction via T cell signaling. Our research on SER-603 has been primarily supported through a partnership with the Crohn’s and Colitis Foundation, or CCF. These efforts aim to (i) confirm the functional phenotype and inflammatory state of patient subpopulations observed in our prior ulcerative colitis, or UC, clinical trials, and (ii) prioritize inflammatory targets and evaluate the potential to utilize biomarker-based patient selection and stratification for future studies.

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

SER-603 is in preclinical development, with IND-enabling activities ongoing. SER-603 is being developed for use as a stand-alone therapy and/or as a mechanism-distinct adjunctive therapy in combination with biologics or small molecules. We continue to evaluate biomarker-based patient selection approaches and functional characterization strategies to inform future clinical development.

In April 2026, Dr. Ines Moura of the University of Leeds gave a presentation at the 2026 European Society of Clinical Microbiology and Infectious Diseases (ESCMID) global congress describing the use of an in vitro colonic model (MiGut) to recapitulate patient-specific microbiome composition and inflammatory responses in IBD. We are co-developing with Leeds models to evaluate drug strain engraftment in different patient microbiome backgrounds and measure resulting metabolic and immune functional responses. The collaboration with Leeds on MiGut enables the modeling of patient stratification, conditioning, and live biotherapeutic effects in a pharmacological model, to inform clinical development in IBD and broader opportunities in other diseases.

In May 2026, we presented data at the Digestive Disease Week, or DDW conference highlighting preclinical data supporting the design and potential of SER-603 in IBD. The poster, titled “The Rational Design of SER-603: A Next Generation Cultivated Microbial Consortia to Treat IBD,” which was selected as a DDW ‘Poster of Distinction,’ highlights our integrated approach to the design of microbiome therapeutics, combining rational strain selection and biomarker-driven patient stratification. SER-603 incorporates strains selected for engraftment and delivery of clinically relevant metabolites, including short-chain fatty acids, secondary bile acids, and tryptophan-derived molecules, with a therapeutic goal of inducing mucosal healing and regulating inflammatory pathways central to IBD pathophysiology, without immunosuppression. Its design integrates insights from human clinical datasets and reverse translational approaches to identify strains linked to key functional outputs, potentially enabling targeted modulation of inflammatory microbiome features, and is complemented by microbiome-based biomarkers associated with GI inflammation, to support patient stratification and to enrich for those patients most likely to benefit.

Immune checkpoint-related enterocolitis (irEC)

SER-155 for irEC patients

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

We are nearing completion of a single-arm, open-label Phase 1b investigator-sponsored trial conducted with Memorial Sloan Kettering Cancer Center evaluating SER-155 as first-line treatment of irEC. The study was fully enrolled (n=15) in the first quarter of 2026, and we expect to report initial clinical results, including preliminary safety, efficacy, pharmacology, and exploratory biomarker data in the coming weeks. We believe data from this IST could further support the potential for live biotherapeutics to address a significant unmet need among the large population of cancer patients receiving ICIs and may further support evaluation of our biotherapeutic approach in this setting.

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

We believe these data provide important clinical translation and further demonstrate the potential of live biotherapeutics to target specific microbiome functions that are linked to serious disease, including those that are not effectively treated with other drug modalities. The underlying data supporting these publications was developed using Seres' MbTx platform, which provides high-resolution assessment of drug pharmacology and functional mechanism of action. These data on bacterial function and pharmacology anchored the preclinical development of SER-155 and inform the continued development of Seres’ pipeline of next-generation live biotherapeutic products.

SER-155 for allo-HSCT patients

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

In April 2026, we presented SER-155 Phase 1b study results, including biomarker and clinical pharmacology data, at the 2026 European Society of Clinical Microbiology and Infectious Diseases (ESCMID) global congress. Data showed that administration of SER-155 induced a significant and durable shift in GI microbiome composition relative to placebo, characterized by high relative abundance of SER-155 species. This shift is associated with improved GI epithelial barrier integrity that could reduce the likelihood of bacterial translocation from the GI to the bloodstream. These pharmacology results are consistent with the intended SER-155 mechanisms of action as well as the observation of significantly lower bloodstream infection incidence post allo-HCT in SER-155-administered participants.

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

In 2025, clinical and biomarker results from our biotherapeutic programs were presented at multiple leading industry meetings and conferences, including the 2025 Tandem Transplantation & Cellular Therapy Meetings of the American Society for Transplantation and Cellular Therapy (ASTCT) and Center for International Blood and Marrow Transplant Research (CIBMTR), European Society for Blood and Marrow Transplantation (EBMT), Digestive Disease Week (DDW), and the 2025 American Society of Clinical Oncology (ASCO). We believe that exploratory biomarker data presented at recent medical meetings have supported the intended mechanisms of SER-155. We believe that the data generated suggest that live biotherapeutics could provide a novel treatment modality that could benefit patients living with gut-related inflammatory and immune diseases that are not effectively addressed today. Furthermore, research indicates that specific patient subpopulations optimally suited for biotherapeutic-based treatments may be identifiable.

Proposed SER-155 Phase 2 Study

The SER-155 Phase 2 study is expected to incorporate a well-powered, placebo-controlled design, which provides for a planned interim analysis to enable an expedited initial data readout. The SER-155 Phase 2 study is expected to enroll approximately 248 participants and incorporate an adaptive design and an interim data analysis when approximately half of the enrolled participants have reached the primary endpoint. We expect to obtain the interim clinical results within twelve months following study initiation, which we believe will facilitate timely engagement with the FDA on the design of a Phase 3 study and inform development in adjacent medically vulnerable patient populations. We believe that positive results, if achieved, from the Phase 2 study could enable advancement into a single Phase 3 trial to support registration.

Following advancement of key startup activities for the SER-155 Phase 2 study in allo-HSCT, including the submission of a final protocol to the FDA in January 2026, study site evaluation and qualification with our CRO, and manufacturing of drug substance, we have paused additional investment in that program while continuing to seek funding for the Phase 2 study.

SER-428 - liquid formulation for ICU patients

In July 2025, we were awarded a grant from CARB-X to support the development of SER-428, an oral liquid formulation of an LBP based on SER-155 strains for medically vulnerable patient populations at risk of BSIs, including AMR infections, who cannot be dosed with oral capsules, such as intubated patients in the medical ICU. The CARB-X grant provides us with up to $3.6 million of funding for research, manufacture, and design of a Phase 1 clinical trial in ICU patients. SER-428 is designed to target the prevention of bloodstream infections in medical ICU patients by Escherichia coli and other gut-derived bacteria capable of harboring antibiotic resistance. Up to 50% of all preventable medical ICU deaths have been attributed to infections with E. coli and other gut-derived bacteria (Mayr, 2006). These infections are also the leading cost in the medical ICU (Neidell, 2012). When ICU patients with multidrug resistant, or MDR, infections survive hospitalization, they have high long-term morbidity with over 20% 30-day readmission rates (Chang, 2015; Mayr, 2017). Over 5 million patients are admitted to ICUs in the U.S. annually, and these admissions account for approximately 20% of all acute care hospitalizations (Barrett et al. 2024).

Infections with pathogenic, often MDR, bacteria are the leading cause of mortality in the medical ICU, causing up to 9 deaths for every 100 ICU patients admitted (Vincent, 2009). Most patients are admitted to the medical ICU with a known or suspected infection (i.e., sepsis) but, with targeted or empiric antibiotics, most recover from this initial infection. Once in the ICU, secondary, healthcare-associated infections frequently develop during the prolonged recovery from sepsis and are a significant driver of mortality. SER-428 is a novel approach that addresses both gut colonization and subsequent translocation by E. coli and other gut-derived pathogens to prevent a significant proportion of these secondary hospital acquired infections. SER-428 is in preclinical development, with IND-enabling activities ongoing and IND-readiness targeted by the end of 2026. We have advanced development and manufacturing of SER-428 and are designing a Phase 1b open label trial in collaboration with Columbia University to evaluate this therapeutic candidate in medical ICU patients at high risk of infection.

SER-147 for cirrhosis patients

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

In the advanced stages of CLD, known as decompensated cirrhosis, patients exhibit significant immune dysfunction, microbiome disruption, and increased contact with the healthcare system, all of which drive increased susceptibility to bacterial infections such as SBP and BSIs (Bajaj et al., 2021, Albillos et al., 2022). Over 40% of patients with decompensated cirrhosis experience an infection within the first year of diagnosis. Antibiotics are the only prophylactic option for patients at high risk of infections like SBP, resulting in exposure to antibiotics for months or years. To combat increasing rates of AMR, antibacterial prophylaxis for primary SBP is no longer recommended for the majority of patients outside of those at very high-risk, leaving significant unmet need. Many cultivated live biotherapeutics currently in clinic are constrained by formulation technologies incompatible with concomitant medications commonly used in CLD.

SER-147 is in preclinical development. The program is ready to progress to IND-enabling activities, including manufacturing, in order to advance to clinical development, pending availability of funding.

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

On April 21, 2025, we effected a 1-for-20 reverse stock split of our common stock. The reverse stock split had no impact on the number of authorized shares or the par value of preferred and common stock. Trading of our common stock on The Nasdaq Global Select Market commenced on a split-adjusted basis on April 22, 2025 and, in May 2025, we regained compliance with the Bid Price Requirement.

All shares of our common stock, stock-based instruments, and per-share data included in this Quarterly Report on Form 10-Q have been retroactively adjusted as though the reverse stock split had been effected prior to all periods presented.

Intellectual Property

Patent Portfolio

We have an extensive patent portfolio directed to rationally designed ecologies of spores and microbes. The portfolio includes both company-owned patents and applications, and those that we have rights to as licensee. The patents and applications included in our portfolio cover both composition of matter and methods (e.g., method of treating). Our intellectual property rights related to SER-155, SER-147 and/or SER-603 extend through at least part of 2046 (not including any potential term extension). We plan on continuing to broaden our patent portfolio. Currently, we have 21 active patent families, which includes 18 nationalized applications and two at the provisional stage. To date, we have obtained issuance of 33 U.S. patents (which includes three as licensee). Of the issued U.S. patents, 13 U.S. patents (including one as licensee) have been assigned to Nestlé Health Science as part of its purchase of VOWST.

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

Operating Expenses

Our operating expenses since inception have consisted primarily of research and development activities and general and administrative costs. In connection with the TSA we entered into with NESA following the sale of the VOWST Business during the third quarter of 2024 through December 31, 2025, our operating expenses also consisted of certain passthrough costs incurred in performing duties under the TSA and manufacturing services related to the VOWST Business and operations.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in our executive, finance, commercial, business development and administrative functions. General and administrative expenses also include legal fees relating to patent and corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses; and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities, information technology costs and other operating costs. In 2025, general and administrative expenses also included labor and passthrough costs, reimbursable by Nestlé, incurred in performing duties under the TSA.

We expect that our general and administrative expenses will decrease in 2026 as compared to 2025, following the conclusion of the TSA as of December 31, 2025, reductions of our workforce and overall cost containment efforts. Over the longer term, general and administrative expenses may increase in the future as we continue to incur increased expenses associated with being a public company, including increased costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing rules and the requirements of the SEC, director and officer insurance costs and investor and public relations costs.

Manufacturing Services

Under the TSA with NESA, beginning in the fourth quarter of 2024, we provided certain manufacturing services and related functions of the VOWST Business and operations. Expenses associated with the manufacturing services included certain facility-related, labor, lab supplies and consumables, and other manufacturing costs that would have been capitalized into inventory prior to the sale of VOWST Business.

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

Other Income (Expense), Net

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

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in the three months ended March 31, 2026 or 2025.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 12, 2026, or the Annual Report, are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the three months ended March 31, 2026.

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change

Revenue:
Grant revenue	358	—	358
Total revenue	358	—	358
Operating expenses:
Research and development expenses	13,195	11,821	1,374
General and administrative expenses	8,070	11,888	(3,818)
Manufacturing services	—	3,527	(3,527)
Total operating expenses	21,265	27,236	(5,971)
Loss from operations	(20,907)	(27,236)	6,329
Other income (expense):
Gain on sale of VOWST Business	—	52,181	(52,181)
Interest income	325	618	(293)
Other income (expense)	669	7,119	(6,450)
Total other income (expense), net	994	59,918	(58,924)
Net (loss) income	$(19,913)	$32,682	$(52,595)

Revenue

Total revenue was $0.4 million for the three months ended March 31, 2026 consisting of costs reimbursable under the CARB-X grant that we were awarded in the third quarter of 2025.

Research and Development Expenses

	Three Months Ended March 31,
	2026	2025	Change

Live biotherapeutics platform	$6,533	$5,123	$1,410
SER-155	647	577	70
Early stage programs	95	3	92
Total direct research and development expenses	7,275	5,703	1,572
Personnel-related (including stock-based compensation)	5,920	6,118	(198)
Total research and development expenses	$13,195	$11,821	$1,374

Research and development expenses were $13.2 million for the three months ended March 31, 2026 and $11.8 million for the three months ended March 31, 2025. The increase of $1.4 million was primarily due to the following:

•
an increase of $1.4 million in expenses related to our live biotherapeutics platform and research and development operations primarily due to the conclusion of the TSA with Nestlé as of December 31, 2025, under which a portion of our facility costs and other operational costs were included within manufacturing services expenses and were reimbursed by Nestlé in 2025, and
•
an increase of $0.1 million in expenses related to our SER-155 program due to startup activities performed for the SER-155 Phase 2 study in allo-HSCT, prior to the pause in investment announced in February 2026, including the submission of a final protocol to the FDA in January 2026, study site evaluation and qualification with our CRO, and manufacturing of drug substance,
•
an increase of $0.1 million in expenses related to our early stage programs primarily related to activities associated with the development of SER-428, for which the related reimbursements received from CARB-X are included within grant revenue, partially offset by
•
a decrease in personnel-related costs of $0.2 million primarily due to a decrease in salaries, bonuses, employee benefits expenses, and stock-based compensation expense of $1.5 million due to lower headcount, partially offset by an increase of $0.6 million of severance expense related to the cost reduction actions announced in February 2026 and an increase of

$0.7 million related to personnel costs for employees providing manufacturing services related to VOWST in 2025 that were reimbursed by Nestlé who were performing research and development activities in 2026.

General and Administrative Expenses

	Three Months Ended March 31,
	2026	2025	Change

Personnel related (including stock-based compensation)	$3,291	$4,173	$(882)
Professional fees	1,714	3,180	(1,466)
Facility-related and other	3,065	4,535	(1,470)
Total general and administrative expenses	$8,070	$11,888	$(3,818)

General and administrative expenses were $8.1 million for the three months ended March 31, 2026 compared to $11.9 million for the three months ended March 31, 2025. The decrease of $3.8 million was primarily due to the following:

•
a decrease in personnel-related costs of $0.9 million primarily due to a decrease in salaries, bonuses, employee benefits expenses, and stock-based compensation expenses due to lower headcount;
•
a decrease in professional fees of $1.4 million due to lower legal and consulting fees, and
•
a decrease in facility-related and other costs of $1.5 million primarily related to information technology costs that were incurred as part of the TSA and reimbursed by Nestlé that did not reoccur in 2026.

Manufacturing Services

Manufacturing services costs were incurred between the fourth quarter of 2024 and the end of 2025 as we performed PRMS manufacturing on behalf of Nestlé in accordance with the TSA. The expenses associated with manufacturing services included labor, materials, allocated facility-related, lab supplies and other manufacturing costs that would have been capitalized into inventory prior to the sale of VOWST Business. Following the conclusion of the TSA on December 31, 2025, no manufacturing services costs were incurred during the three months ended March 31, 2026 and none are expected moving forward.

Other Income (Expense), Net

Other income (expense), net was $1.0 million of income and $59.9 million of income for the three months ended March 31, 2026 and 2025, respectively. The decrease of $58.9 million in other income, net was due to the $52.2 million gain on sale of the VOWST business recognized in the three months ended March 31, 2025, primarily due to the installment payment received from Nestlé in January 2025 that was conditioned on our material compliance with obligations under the TSA, as well as $6.3 million of reimbursement income associated with the performance of TSA services in the first quarter of 2025 that did not reoccur due to the conclusion of the TSA at the end of 2025, and a decrease in interest income of $0.3 million due to our lower cash balance.

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

In May 2021, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $150.0 million, from time to time, through an “at the market” equity offering program under which Cowen acts as sales agent. During the three months ended March 31, 2026, we sold 25,796 shares of common stock under the Sales Agreement, at an average price of approximately $15.90 per share, raising aggregate net proceeds of approximately $0.4 million after deducting an aggregate commission of approximately 3%. During the three months ended March 31, 2025, we sold 54,806 of common stock under the Sales Agreement, at an average price of approximately $18.60 per share, raising aggregate net proceeds of approximately $1.0 million after deducting an aggregate commission of approximately 3% and other issuance costs. As of March 31, 2026, we have sold 2,214,491 shares of common stock under the Sales Agreement, at an average price of approximately $28.07 per share, raising aggregate net proceeds of approximately $59.7 million after deducting an aggregate commission of approximately 3% and other issuance costs.

As of March 31, 2026, we had cash and cash equivalents totaling $29.8 million and an accumulated deficit of $992.3 million. For the three months ended March 31, 2026, we incurred a net loss of $19.9 million. We expect that our operating losses and negative cash flows will continue for the foreseeable future.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cash (used in) provided by operating activities	$(16,360)	$26,910
Cash (used in) investing activities	—	(34)
Cash provided by financing activities	428	1,180
Net (decrease) increase in cash, cash equivalents and restricted cash	$(15,932)	$28,056

Operating Activities

During the three months ended March 31, 2026, cash used in operating activities was $16.4 million due to a net loss of $19.9 million and changes in our operating assets and liabilities of $1.2 million, partially offset by non-cash charges of $4.7 million. Non-cash charges consisted of stock-based compensation expense of $1.7 million, $2.2 million related to the amortization of right-of-use assets, and $0.8 million of depreciation and amortization. Changes in our operating assets and liabilities during the three months ended March 31, 2026 consisted of a decrease in operating lease liabilities of $2.5 million, a decrease in accrued expenses and other current and long-term liabilities of $1.0 million, and an increase in accounts receivable relating to the CARB-X program of $0.1 million, partially offset by a decrease in prepaid expenses and other current and other non-current assets of $1.3 million, an increase in accounts payable of $0.7 million, and a decrease in accounts receivable due from SPN of $0.4 million.

During the three months ended March 31, 2025, cash provided by operating activities was $26.9 million due to net income of $32.7 million and non-cash charges of $5.9 million, partially offset by changes in our operating assets and liabilities of $11.0 million. Non-cash charges consisted of stock-based compensation expense of $2.8 million, $2.0 million related to the amortization of right-of-use assets, and $1.1 million of depreciation and amortization. Changes in our operating assets and liabilities during the three months ended March 31, 2025 consisted of an increase in accounts receivable due from SPN of $0.7 million, a decrease in accrued liabilities due to SPN of $3.9 million, a decrease in operating lease liabilities of $2.1 million, a decrease in accrued expenses and other current and long-term liabilities of $4.4 million, and a decrease in accounts payable of $2.0 million, partially offset by a decrease in prepaid expenses and other current and other non-current assets of $1.3 million.

Investing Activities

During the three months ended March 31, 2026, there was no net cash used in investing activities.

During the three months ended March 31, 2025, net cash used in investing activities was $0.1 million, consisting entirely of purchases of property and equipment.

Financing Activities

During the three months ended March 31, 2026, net cash provided by financing activities was $0.4 million, consisting of $0.4 million from the issuance of common stock under our at the market equity program, net of issuance costs and less than $0.1 million from the issuance of common stock under our 2015 Employee Stock Purchase Plan, or ESPP.

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
•
conduct clinical trials for SER-155 in allo-HSCT and other medically vulnerable populations, including potentially SER-428 in ICU patients;
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

As discussed in Note 1 of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within 12 months after the date the condensed consolidated financial statements are issued. The ability to obtain sufficient proceeds from additional equity offerings, collaborations or other financing with terms favorable or acceptable to us cannot be considered probable, as these events are outside of our control. Accordingly, management has concluded that these circumstances raise substantial doubt about our ability to continue as a going concern. Based on our currently available cash resources, including proceeds received in the fourth quarter from our at the market equity offering, and considering our future operating plans, we anticipate that we will require additional funding following the third quarter of 2026.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments was included in our Annual Report. There have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates and inflation. These market risks arise in the normal course of business. During the three months ended March 31, 2026, there have been no material changes to the information included under Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our currently available cash resources, and considering our future operating plans, we anticipate that we will require additional funding following the third quarter of 2026. The ability to obtain additional equity or other financing, including through partnerships, with terms favorable or acceptable to us cannot be considered probable according to the applicable accounting standards because they are outside our control. Therefore, there is substantial doubt about our ability to continue as a going concern for at least 12 months from the date that our condensed consolidated financial statements for the three months ended March 31, 2026 were issued. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing or enter into a partnership. If potential collaborators or partners decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments to reflect the possible inability of the Company to continue as a going concern within 12 months after the issuance of such financial statements.

We will need additional funding in order to advance development of our product candidates (including to conduct the Phase 2 study of SER-155 in allo-HSCT and to advance our earlier stage programs) and commercialize our product candidates, if approved. If we are unable to raise capital or secure a partnership or other business development transaction, we could be required to implement further cost-reduction measures, reduce or delay our product development programs or any potential future commercialization efforts, or pursue other alternatives which could include seeking relief under the U.S. Bankruptcy Code or winding down our operations.

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

Since inception, we have incurred significant operating losses. As of March 31, 2026, we had cash and cash equivalents totaling $29.8 million and an accumulated deficit of $992.3 million. For the three months ended March 31, 2026, we incurred a net loss of $19.9 million. As noted elsewhere in this Quarterly Report on Form 10-Q, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To date, we have financed our operations through the public offerings of our common stock, private placements of our common stock and preferred stock, payments under our prior collaboration agreements and loan facility, and payments from government entities for research grants. We have devoted substantially all of our financial resources and efforts to developing our live biotherapeutics platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We have only developed one FDA-approved product, VOWST, which was sold to SPN in September 2024. We have not completed development of any of our other product candidates, which we call live biotherapeutic candidates, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our expenses may increase substantially in connection with our ongoing and future activities, particularly if and as we:

•
invest in our early-stage pipeline product candidates, including SER-603 in IBD and SER-155 in irEC
•
conduct clinical trials for SER-155 in allo-HSCT and for other medically vulnerable populations;
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

Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations, or policy changes could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

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

In the United States, the Affordable Care Act, or ACA, was signed into law in 2010. The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affects the U.S. pharmaceutical industry.

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. The Inflation Reduction Act, or the IRA, was enacted in 2022. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (which began in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discounting program (which began in 2025). CMS has published the negotiated prices for the initial ten drugs, which went into effect in January 2026, and the subsequent 15 drugs, which will be first effective in 2027. CMS has published the next set of 15 drugs that will be subject to negotiation. The IRA permits the Secretary of the Department of Health and Human Services, or HHS, to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, but is likely to be significant.

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

Our patent portfolio currently includes 21 active patent application families (which includes an exclusive license to certain IP from Memorial Sloan Kettering Cancer Center). Of these, 18 applications have been nationalized, two are at the PCT stage, and two are at the provisional stage. To date, we have obtained issuance of 33 U.S. patents (which includes three as licensee). Of the issued U.S. patents, 13 U.S. patents (including one as licensee) have been assigned to Nestlé Health Science as part of its purchase of VOWST. We cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents or our current patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, we are pursuing claims to therapeutic, binary compositions of certain bacterial populations. Any claims that may issue may provide coverage for such binary compositions and/or their use. However, there can be no assurance that an alternative composition that may fall outside the scope of such claims will not be equally effective. Further, while our product candidates are made up of specific cultivated bacteria, third-party compositions may have greater complexity and variability (e.g., lot to lot variations), and it is possible that a patent claim may provide coverage for some but not all third-party compositions. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.

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

We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who continue to work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques, including artificial intelligence ("AI") that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Additionally, any integration of artificial intelligence in our or any third party's operations, products or services is expected to pose new or unknown cybersecurity risks and challenges.

We and certain of our service providers are from time to time subject to cyberattacks and security attempts or incidents that threaten the confidentiality, integrity, and availability of our information technology systems and confidential information. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. If we or our third-party vendors were to experience a significant cybersecurity breach of our or their information technology systems or data, the costs associated with the investigation and remediation could be material. Any such real or perceived unauthorized access or use, breach, or other loss of confidential information could also result in regulatory scrutiny, reputational harm, legal claims or proceedings (including class actions), and liability under federal or state laws that protect the privacy of personal information, and regulatory enforcement, including penalties or fines. Notice of breaches may be required to affected individuals or state, federal or foreign regulators, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such notifications could be costly, harm our reputation and our ability to compete. Although we have implemented security measures to prevent unauthorized access, such data is currently accessible through multiple channels, and there is no guarantee that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and data from breach. Additionally, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

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

During the three months ended March 31, 2026, no director or "officer" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Seres Therapeutics, Inc., dated June 27, 2023	8-K	001-37465	3.1	6/28/23

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Seres Therapeutics, Inc., dated April 5, 2024	8-K	001-37465	3.1	4/8/24

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Seres Therapeutics, Inc., dated April 21, 2025	8-K	001-37465	3.1	4/22/25

3.5	Amended and Restated Bylaws	8-K	001-37465	3.1	1/2/24

10.1	Letter Agreement dated March 2, 2026, by and between the Registrant and Kelly M. Brady	8-K	001-37465	10.1	3/2/26

10.2	Letter Agreement dated March 2, 2026, by and between the Registrant and Matthew Henn, Ph.D.	8-K	001-37465	10.2	3/2/26

10.3	Employment Letter Agreement dated March 2, 2026, by and between the Registrant and Richard N. Kender	8-K	001-37465	10.3	3/2/26

31.1	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Interim Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERES THERAPEUTICS, INC.

Date: May 5, 2026	By:	/s/ Marella Thorell
Marella Thorell
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)