Form 10-Q
period 2026-06-30
Seres Therapeutics, Inc.
filed 2026-08-05
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 3, 2026, the registrant had 9,941,261 shares of common stock, $0.001 par value per share, outstanding.

Seres Therapeutics, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or the Quarterly Report, contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including without limitation statements regarding our future results of operations and financial position including our projected cash runway, our requirement for additional funding, our business strategy, including potential strategic partnership efforts, our prospective products, the design, timing and results of our clinical studies and data readouts, product approvals, communications with, feedback from, or submissions to the FDA, research and development costs, timing and likelihood of success, our ability to continue as a going concern, our ability to maintain compliance with any applicable Nasdaq listing requirements, executive and director transition matters, plans and objectives of management for future operations and future results of anticipated products, the expected receipt of the Milestone Termination Payment (as defined herein) or the timing of any of the foregoing, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
•
We will need additional funding in order to advance development of our product candidates (including to conduct the Phase 2 study of SER-155 in allo-HCT and/or a Phase 2 study of SER-155 in irEC) and commercialize our product candidates, if approved. If we are unable to raise capital or secure a partnership or other business development transaction, we could be required to implement further cost-reduction measures, reduce or delay our product development programs or potential future commercialization efforts, or pursue other alternatives, which could include seeking relief under the U.S. Bankruptcy Code or winding down our operations.
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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$15,594	$45,766
Accounts receivable due from SPN - related party	25,000	360
Accounts receivable	274	157
Prepaid expenses and other current assets	1,480	3,093
Total current assets	42,348	49,376
Property and equipment, net	5,798	7,635
Operating lease assets	51,168	72,483
Restricted cash	2,243	8,668
Other non-current assets	31	31
Total assets	$101,588	$138,193
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,186	$1,682
Accrued expenses and other current liabilities	3,739	3,972
Accrued liabilities due to SPN - related party	3,278	3,278
Operating lease liabilities	11,828	10,390
Total current liabilities	20,031	19,322
Operating lease liabilities, net of current portion	44,816	72,576
Other long-term liabilities	2,207	2,077
Total liabilities	67,054	93,975
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2026 and December 31, 2025; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 360,000,000 shares authorized at June 30, 2026 and December 31, 2025; 9,827,569 and 9,556,466 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	10	10
Additional paid-in capital	1,022,259	1,016,611
Accumulated deficit	(987,735)	(972,403)
Total stockholders’ equity	34,534	44,218
Total liabilities and stockholders’ equity	$101,588	$138,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Grant revenue	736	—	1,094	—
Total revenue	736	—	1,094	—
Operating expenses:
Research and development expenses	9,141	12,939	22,336	24,760
General and administrative expenses	7,061	10,253	15,131	22,141
Impairment of long-lived assets	5,807	—	5,807	—
Manufacturing services	—	1,689	—	5,216
Total operating expenses	22,009	24,881	43,274	52,117
Loss from operations	(21,273)	(24,881)	(42,180)	(52,117)
Other income (expense):
Gain on sale of VOWST Business	25,000	185	25,000	52,366
Interest income	181	546	506	1,164
Other income (expense) (1)	673	4,295	1,342	11,414
Total other income (expense), net	25,854	5,026	26,848	64,944
Net income (loss) and comprehensive income (loss)	$4,581	$(19,855)	$(15,332)	$12,827
Net income (loss) per share attributable to common stockholders - basic	$0.47	$(2.27)	$(1.59)	$1.47
Net income (loss) per share attributable to common stockholders - diluted	$0.47	$(2.27)	$(1.59)	$1.47
Weighted average common shares outstanding - basic	9,706,193	8,743,733	9,644,704	8,723,589
Weighted average common shares outstanding - diluted	9,747,138	8,743,733	9,644,704	8,732,176

[1] Includes $0, $0, $3,490, and $9,799 for the three and six months ended June 30, 2026 and 2025 related to reimbursement received from SPN (related party) for transition services provided by the Company.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited, in thousands, except share data)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2025	9,556,466	$10	$1,016,611	$(972,403)	$44,218
Issuance of common stock upon vesting of RSUs, net of tax withholdings	6,426	—	—	—	—
Issuance of common stock under ESPP	3,638	—	28	—	28
Issuance of common stock from at the market equity offering, net of issuance costs of $10	25,796	—	400	—	400
Stock-based compensation expense	—	—	1,766	—	1,766
Net loss	—	—	—	(19,913)	(19,913)
Balance at March 31, 2026	9,592,326	$10	$1,018,805	$(992,316)	$26,499
Issuance of common stock upon vesting of RSUs, net of tax withholdings	2,957	—	—	—	—
Issuance of common stock from at the market equity offering, net of issuance costs of $140	232,286	—	1,715		1,715
Stock-based compensation expense	—	—	1,739	—	1,739
Net income	—	—	—	4,581	4,581
Balance at June 30, 2026	9,827,569	$10	$1,022,259	$(987,735)	$34,534

	Common Stock		Additional		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2024	8,650,227	$9	$991,874	$(978,099)	$13,784
Issuance of common stock upon vesting of RSUs, net of tax withholdings	12,966	—	—	—	—
Issuance of common stock under ESPP	14,188	—	184	—	184
Issuance of common stock from at the market equity offering, net of issuance costs of $26	54,806	—	996	—	996
Stock-based compensation expense	—	—	2,819	—	2,819
Net income	—	—	—	32,682	32,682
Balance at March 31, 2025	8,732,187	$9	$995,873	$(945,417)	$50,465
Issuance of common stock upon vesting of RSUs, net of tax withholdings	22,195	—	—	—	—
Stock-based compensation expense	—	—	2,340	—	2,340
Adjustment for fractional shares due to reverse stock split	100	—	—	—	—
Net loss	—	—	—	(19,855)	(19,855)
Balance at June 30, 2025	8,754,482	$9	$998,213	$(965,272)	$32,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(15,332)	$12,827
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation expense	3,505	5,159
Depreciation and amortization expense	1,451	2,135
Impairment of long-lived assets	5,807	—
Non-cash operating lease cost	4,203	4,109
Loss on disposal of fixed assets	139	—
Changes in operating assets and liabilities:
Accounts receivable due from SPN - related party	(24,640)	1,186
Accounts receivable	(117)	—
Prepaid expenses and other current and other non-current assets	1,613	3,389
Accounts payable	(496)	(1,887)
Accrued liabilities due to SPN - related party	—	(4,297)
Operating lease liabilities	(14,784)	(4,206)
Accrued expenses and other current and long-term liabilities	(103)	(4,794)
Net cash (used in) provided by operating activities	(38,754)	13,621
Cash flows from investing activities:
Purchases of property and equipment	—	(215)
Sales of property and equipment	14	—
Net cash provided by (used in) investing activities	14	(215)
Cash flows from financing activities:
Proceeds from at the market equity offering, net of issuance costs	2,115	996
Issuance of common stock under ESPP	28	184
Net cash provided by financing activities	2,143	1,180
Net (decrease) increase in cash, cash equivalents, and restricted cash	(36,597)	14,586
Cash, cash equivalents and restricted cash at beginning of period	54,434	39,461
Cash, cash equivalents and restricted cash at end of period	$17,837	$54,047
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$—	$8
Reduction in ROU asset and lease liability due to lease modification	$11,538	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except share and per share data)

(Unaudited)

1. Nature of the Business and Basis of Presentation

Seres Therapeutics, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in October 2010 under the name Newco LS21, Inc. In October 2011, the Company changed its name to Seres Health, Inc., and in May 2015, the Company changed its name to Seres Therapeutics, Inc. The Company is a clinical-stage company focused on improving patient outcomes in medically compromised populations, including oncology patients and those suffering from inflammatory and immune (“I&I”) diseases through discovery and development of novel live biotherapeutics. The Company led the successful development and approval of VOWST (previously referred to as SER-109), the first FDA-approved orally administered microbiome therapeutic and a Breakthrough Therapy designated drug, which was sold to Nestlé Health Science (as defined below) in September 2024. The Company's live biotherapeutic product (“LBP”) candidates, including SER-155, SER-603, SER-428, SER-147, and other potential candidates in earlier development, are consortia of bacteria designed to optimize specific, targeted pharmacological properties, and are formulated for oral delivery. The Company is designing LBP candidates to address unmet medical needs in oncology that can lead to interruption to patients' cancer treatment and/or mortality, and to treat I&I diseases, by modulating host function to protect and improve mucosal epithelial barrier integrity, induce immune homeostasis and tolerance, and prevent the colonization and overgrowth of pathogens in the gastrointestinal (“GI”) tract.

The Company's initial focus in oncology is in two areas: (1) to prevent bacterial bloodstream infections (“BSIs”), including those that can harbor antimicrobial resistance (“AMR”), as well as other pathogen-associated negative clinical outcomes in patients undergoing allogeneic hematopoietic stem cell transplantation (“allo-HCT”), and (2) to treat immune checkpoint-related enterocolitis (“irEC”), a frequent and often severe side effect of immune checkpoint inhibitor (“ICI”) therapy.

SER-155, the Company's most advanced LBP candidate, is an investigational, oral, live biotherapeutic currently in development to address unmet medical needs in oncology that cause interruptions to cancer treatment and/or mortality. In the Company's placebo-controlled Phase 1b study of SER-155 in allo-HCT, SER-155 was associated with a 77% relative risk reduction in bacterial BSIs and a significant reduction in systemic antibiotic exposure as well as a lower incidence of febrile neutropenia, as compared to placebo through day 100 post HCT. SER-155 was generally well tolerated, with no observed treatment-related serious adverse events. Drug pharmacology data demonstrated that SER-155 significantly promoted mucosal epithelial barrier integrity and had a positive impact on biomarkers of systemic inflammation and immune homeostasis. Following advancement of key startup activities for the SER-155 Phase 2 study in allo-HCT, including the submission of a final protocol to the FDA in January 2026, study site evaluation and qualification with its CRO, and manufacturing of drug substance, the Company has paused additional investment in that program while continuing to seek funding for the Phase 2 study.

SER-155 is also being evaluated in 15 patients with moderate-to-severe (Grade 2- 3) irEC, through an investigator-sponsored trial (“IST”), with Memorial Sloan Kettering Cancer Center, with whom the Company has had a decade-long collaboration. irEC is among the most frequent and severe immune-related adverse events (“irAEs”), in recipients of ICI therapy, and can be observed in up to 50% of patients, with rates varying based on cancer drug and treatment regimen. Moderate to severe irEC occurs in approximately 25% of all ICI therapy recipients in the United States. Top-line data from the IST showed that 80% of SER-155 recipients achieved an immunosuppressive-free clinical response of diarrhea (a primary symptom of irEC) at Day 15, which met the primary endpoint, defined as at least a 1-grade improvement in diarrhea symptoms without immunosuppressive therapy (i.e., a corticosteroid and/or biologic immunomodulator drug). All 12 participants with immunosuppressive-free clinical response at Day 15 had the same, or better, diarrhea grade at Day 43. SER-155 was well tolerated, with no drug-related serious adverse events observed.

Clinical data from the SER-155 Phase 1b study in allo-HCT and the IST in irEC, in particular the drug pharmacology translational biomarker data, along with the Company's extensive preclinical and other translational clinical data compiled over the past decade support and inform the advancement of the Company's earlier stage programs targeting I&I diseases. The Company is developing SER-603, broadly in inflammatory bowel disease (“IBD”), including ulcerative colitis (“UC”), and Crohn's disease. SER-603 is a novel, LBP candidate optimized to address disruptions in the GI microbiome and to improve GI mucosal barrier integrity through the inhibition of inflammatory bacteria and associated metabolites, the promotion of epithelial barrier integrity to reduce the translocation of inflammatory molecules and barrier inflammation, and to induce immune homeostasis through non-immunosuppressive regulatory T cell, or T-reg, induction via T cell signaling. The Company is currently exploring potential collaborations related to I&I disease programs.

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

On February 12, 2026, the Company announced that it implemented cost reduction actions, including reducing its workforce by approximately 30%. During the six months ended June 30, 2026, the Company incurred approximately $914 in restructuring costs, primarily related to severance costs, of which $718 was paid in the first quarter of 2026, and the remainder of these costs were paid out in the second quarter of 2026.

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

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of June 30, 2026, the Company had an accumulated deficit of $987,735 and cash and cash equivalents of $15,594.

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

Primarily as a result of the costs associated with the discovery and development of novel live biotherapeutics, the Company incurred a net loss from operations of $42,180 for the six months ended June 30, 2026. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. Based on the Company’s currently available cash resources, the $12,500 Milestone Termination Payment (as defined below in Note 3, Discontinued Operations and TSA) received from SPN (as defined below) in July 2026, and the expected receipt of the additional $12,500 Milestone Termination Payment due from SPN in October 2026, current and forecasted level of operations, and forecasted cash flows for the 12-month period subsequent to the date of issuance of these condensed consolidated financial statements, the Company will require additional funding to support its ongoing operations and meet its obligations as they come due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of June 30, 2026 and for the six months ended June 30, 2026 and 2025 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on March 12, 2026 (the “Annual Report”).

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The condensed consolidated balance sheet at December 31, 2025 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal and recurring nature. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.

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

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2026.

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

Restricted Cash

The Company held restricted cash of $2,243 and $8,668 as of June 30, 2026 and December 31, 2025, respectively, which represents cash held for the benefit of the landlords for the Company’s leases. The Company has classified the restricted cash as long-term on its condensed consolidated balance sheets as the terms of the underlying leases are greater than one year.

Cash, cash equivalents and restricted cash were comprised of the following (in thousands):

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$15,594	$45,766
Restricted cash, non-current	2,243	8,668
Total cash, cash equivalents and restricted cash	$17,837	$54,434

Recently Adopted Accounting Pronouncements

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging and Revenue from Contracts with Customers - Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which applies to all entities that enter into non-exchange-traded contracts with underlyings based on operations or activities specific to one of the parties to the contract. The guidance in ASU 2025-07 expands the scope exceptions within ASC Topic 815, Derivatives and Hedging, to include certain nonexchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract, including research and development funding arrangements. The Company early-adopted ASU 2025-07 effective January 1, 2026, and will account for the new ASU on a prospective basis to any new contracts entered into after the effective date. The adoption of ASU 2025-07 did not have a material impact on the Company's condensed consolidated financial statements or financial statement disclosures.

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

The Company also entered into a Transition Services Agreement (“TSA”) with Nestlé Enterprises S.A., (“NESA”), an affiliate of SPN, in connection with the Transaction, through which the Company provided certain manufacturing services until December 31, 2025, and other transition services, for the duration specified in the schedule to the TSA for each service. The Company's obligations under the TSA are now complete. For the three and six months ended June 30, 2026 and 2025, the Company recognized $0, $0, $3,490, and $9,799 respectively, of TSA reimbursement income in other income in the Company’s condensed consolidated statements of operations and comprehensive (loss) income. For the three and six months ended June 30, 2026 and 2025, the Company incurred $0, $0, $1,689, and $5,216, respectively, of expenses related to manufacturing services and $0, $0, $1,261, and $3,509, respectively, of TSA labor and passthrough expenses to support the transition services, including finance and accounting, information technology, human resources, operations, and other services.

For the three and six months ended June 30, 2026 and 2025, $0, $0, $4,585, and $11,987, respectively, was billed to NESA related to transition services performed by the Company, and the Company received $0, $360, $6,464, and $63,173 from NESA during the periods, respectively. The payments received in the first quarter of 2025 included the installment payment of $50,000 received in January 2025 which was conditioned on the Company’s material compliance with obligations under the TSA. The installment payment was recognized in Gain on sale of VOWST Business within continuing operations in the Company’s condensed consolidated statements of operations and comprehensive income for the six months ended June 30, 2025 as the gain was realizable.

The Company has estimated costs associated with certain accrued liabilities due to SPN - related party as a loss contingency in accordance with ASC 450, Contingencies. These contingent liabilities are presented as Accrued Liabilities due to SPN - related party from continuing operations on the condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025 and consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Profit Sharing Payments	$1,701	$1,701
Royalties associated with the MSK Agreement	1,309	1,309
VOWST post-marketing safety surveillance study costs	268	268
Total accrued liabilities due to SPN - related party	$3,278	$3,278

The contingent liabilities accrued on the Company's condensed consolidated balance sheet are remeasured at each reporting period based on i) cash payments made by the Company to reduce the accrued liabilities due to SPN - related party and ii) revised estimates of the total remaining liabilities due to SPN - related party. For the three and six months ended June 30, 2026 and 2025, the Company recognized a gain on sale of VOWST Business of $0, $0, $185, and $2,366, respectively, as a result of the change in accrued liabilities due to SPN - related party.

On June 2, 2026, the Company entered into Amendment No. 1 (the “APA Amendment”) to the Purchase Agreement. Pursuant to the Purchase Agreement, SPN agreed to pay the Company certain one-time contingent milestone payments during the Milestone Period (as defined in the Purchase Agreement) if and following the first time that the worldwide annual net sales of the Product (as defined in the Purchase Agreement) reached the following thresholds: (i) a $125,000 milestone payment upon the first calendar year in which annual worldwide net sales of the Product equal or exceed $400,000 (the “Second Sales Milestone Payment”); and (ii) a $150,000 milestone payment upon the first calendar year in which annual worldwide net sales of the Product equal or exceed $750,000 (the “Third Sales Milestone Payment”). Pursuant to the Purchase Agreement, the Prepaid Milestone (as defined in the Purchase Agreement) accrued interest during the Milestone Period, which would reduce the Second Milestone Payment to Seres if and when it became payable (the “Milestone Interest Payments”). Pursuant to the APA Amendment, the parties agreed to terminate SPN’s obligations with respect to the Second Sales Milestone Payment, the Third Sales Milestone Payment and eliminate the Milestone Interest Payments that would have been due from the Company to SPN. In consideration for the foregoing, SPN agreed to a one-time payment to the Company of $25,000 (the “Milestone Termination Payment”), which amount is payable in two equal installments of $12,500, with the first installment paid on July 1, 2026 and the second installment payable on October 1, 2026.

As there are no conditions under which the Company would be required to repay the $25,000, or any portion of the interest that was accruing on the Prepaid Milestone under the Purchase Agreement, and there are no circumstances under which SPN would be relieved of its obligation to make this payment to the Company, the gain is considered realizable in June 2026 when the APA Amendment was signed. The Company recorded a Gain on Sale of VOWST Business within continuing operations of $25,000 during the three months ended June 30, 2026 because the amount is fixed consideration and is no longer contingent on a future event. As of June 30, 2026 and December 31, 2025, the Company had $25,000 and $360 in accounts receivable due from SPN - related party in the Company’s condensed consolidated balance sheets.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Laboratory equipment	$23,258	$23,852
Computer equipment	3,847	4,058
Furniture and office equipment	2,513	4,523
Leasehold improvements	30,614	30,954
Construction in progress	861	861
	61,093	64,248
Less: Accumulated depreciation and amortization	(55,295)	(56,613)
	$5,798	$7,635

Depreciation and amortization expense was $670, $1,451, $1,059, and $2,135 for the three and six months ended June 30, 2026 and 2025, respectively. During the three and six months ended June 30, 2026, the Company disposed of certain assets with a cost basis of $3,155 and a net book value of $386, primarily related to assets that were returned to the landlord in connection with the Lease Amendment as defined in Note 6, Leases. The Company did not dispose of any assets during the three and six months ended June 30, 2025.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Clinical and development costs	$437	$246
Manufacturing and quality costs	121	145
Payroll and employee-related costs	2,229	2,685
Facility and other	952	896
	$3,739	$3,972

6. Leases

The Company leases real estate, primarily laboratory, office and manufacturing space. The Company’s leases have remaining terms ranging from approximately three to ten years. Certain leases include one or more options to renew, exercisable at the Company’s sole discretion, with renewal terms that can extend the lease from approximately one year to ten years. The Company evaluated the renewal options in its leases to determine if it was reasonably certain that the renewal option would be exercised, given the Company’s current business structure, uncertainty of future growth, and the associated impact to real estate, the Company concluded that it is not reasonably certain that any renewal options would be exercised. Therefore, the operating lease assets and operating lease liabilities only contemplate the initial lease terms. All the Company’s leases qualify as operating leases.

In June 2026, in order to reduce the Company's ongoing annual rent costs and facilities footprint, the Company entered into the First Amendment to Lease (the “Lease Amendment”) with 101 CPD LLC (f/k/a HCP/King 101 CPD LLC), a Delaware limited liability company (the “Landlord”), which amends the Lease Agreement, dated September 22, 2021, by and between the Company and the Landlord (as amended, the “Lease”), pursuant to which the Company leases approximately 82,714 rentable square feet of office and laboratory space in Cambridge, Massachusetts.

Effective as of May 1, 2026, the Lease Amendment reduced the amount of space subject to the lease from 82,714 rentable square feet of space to 36,882 rentable square feet, extended the term of the renewal premises to December 31, 2036, and reduced the base rent the Company is obligated to pay the Landlord for the renewal premises to $79.70 per rentable square foot per year, subject to an annual adjustment of 3%. Concurrent with the execution of the Lease Amendment, the Company entered into a separate lease for the portion of the space under the Lease that was not retained (the “Early Termination Premises”) with a lease term that ends on December 31, 2027. There are no ongoing legal or economic liabilities of the Company related to this lease of the Early Termination Premises apart from the termination payments described below related to the Lease Amendment. The Company accounted for the Lease Amendment and the lease of the Early Termination Premises as a single contract with two lease components, as the agreements were negotiated simultaneously.

As consideration for the Lease Amendment, the Company agreed to pay the following: (i) a $4,500 termination fee payable on the execution of the Lease Amendment, and (ii) on or before January 4, 2027, a deferred payment of $5,201 which may be satisfied either as an unconditional letter of credit or in cash, of which $1,967 represents the Company’s rent obligations for the period from May 1, 2026 through December 31, 2026 and $3,234 represents an additional termination payment. Further, the Company permitted the Landlord to draw the existing letter of credit held by Landlord under the Lease equal to $6,266. Minimum lease payments total $36,763 throughout the term of the Lease Amendment, for total consideration of $50,763 inclusive of termination fees and the letter of credit draw. The Company identified two lease components, the retained space subject to the Lease Amendment, and the Early Termination Premises. Consideration was allocated to each lease component based on their relative standalone selling prices.

The Company accounted for the Lease Amendment as a modification to the existing lease and not a new contract separate from the existing contract, and accordingly decreased the associated lease liability and right-of-use asset by $11,538.

During the three months ended June 30, 2026, the Company identified an indicator of impairment relating to the Early Termination Premises, as the Company is not planning to use the Early Termination Premises; additionally, the Company is prohibited under the lease from marketing the Early Termination Premises for sublease. The Company determined that this represents a significant adverse change in the extent in which the long-lived asset was being used. The Company concluded that the carrying value of the Early Termination Premises, which represents a single asset group, was not recoverable as there are zero future cash flows that are expected to be generated from the assets within the asset group. The Company recognized an impairment loss of $5,807, consisting of $5,574 on the operating lease right-of-use asset and $233 on the leasehold improvements, in the three and six months ended June 30, 2026. The impairment loss is disaggregated in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as a separate line, impairment of long-lived assets.

The following table summarizes the presentation in the Company’s condensed consolidated balance sheets of its operating leases (in thousands):

	June 30, 2026	December 31, 2025
Assets:
Operating lease assets	$51,168	$72,483

Liabilities:
Operating lease liabilities	$11,828	$10,390
Operating lease liabilities, net of current portion	44,816	72,576
Total operating lease liabilities	$56,644	$82,966

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statements of operations and comprehensive (loss) income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs	$3,796	$4,787	$8,566	$9,618
Variable lease costs	1,396	1,721	3,153	2,963
Sublease income	(817)	(809)	(1,487)	(1,632)
Total lease costs	$4,375	$5,699	$10,232	$10,949

During the three and six months ended June 30, 2026 and 2025, the Company made cash payments for operating leases of $14,166, $19,147, $4,837, and $9,715, respectively.

As of June 30, 2026, future payments of operating lease liabilities are as follows (in thousands):

As of June 30, 2026
2026 (remaining 6 months)	$5,247
2027	19,016
2028	13,892
2029	12,952
2030	4,150
2031 and thereafter	22,097
Total future minimum lease payments	$77,354
Less: interest	(20,710)
Present value of operating lease liabilities	$56,644

As of June 30, 2026, the weighted average remaining lease term was 7.10 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 11.4%. As of June 30, 2025, the weighted average remaining lease term was 6.52 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 13%.

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

Additionally, at the 2025 Annual Meeting, stockholders approved the Seres Therapeutics, Inc. 2025 Incentive Award Plan (the “2025 Plan”) as an amendment and restatement of the Seres Therapeutics, Inc. 2015 Incentive Award Plan (the “2015 Plan”). The

amendment, among other things, authorized the issuance of 2,230,243 shares of the Company’s common stock for awards under the 2025 Plan, which includes 1,750,493 shares previously authorized for issuance under the 2015 Plan plus an increase of 479,750 shares (in each case, which amounts reflect the 1-for-20 reverse stock split), and extended the term of the 2025 Plan to March 3, 2035, the tenth anniversary of the approval of the 2025 Plan by the Company’s board of directors. On July 8, 2026, at the Company's reconvened 2026 annual meeting of stockholders (the “2026 Annual Meeting”), stockholders approved an amendment and restatement of the 2025 Plan to increase the number of authorized shares available for issuance under the Plan by 900,000.

On May 21, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $150,000, from time to time, through an “at the market” equity offering program (“ATM”) under which Cowen acts as sales agent. During the three and six months ended June 30, 2026, the Company sold 232,286 and 258,082 shares of common stock under the Sales Agreement, at an average price of approximately $7.99 and $8.78 per share, respectively, raising aggregate net proceeds of approximately $1,715 and $2,115 after deducting an aggregate commission of approximately 3% and other issuance costs. During the six months ended June 30, 2025, the Company sold 54,806 shares of common stock under the Sales Agreement, at an average price of approximately $18.60 per share, raising aggregate net proceeds of approximately $996 after deducting an aggregate commission of approximately 3% and other issuance costs.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2025	1,124,208	$68.07	7.17	$228
Granted	586,605	$8.78
Exercised	—
Forfeited	(162,123)	$92.07
Outstanding as of June 30, 2026	1,548,690	$43.10	7.77	$—
Vested or expected to vest as of June 30, 2026	1,548,690	$43.10	7.77	$—
Options exercisable as of June 30, 2026	624,069	$87.66	5.84	$—

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2026 and the three and six months ended June 30, 2025 was $7.79, $10.18, and $13.49 per share, respectively. The Company did not grant any stock options during the three months ended June 30, 2026.

During 2024, the Company granted stock options to certain executives for the purchase of an aggregate of 127,500 shares of common stock. These awards will vest only to the extent that the 30-day trailing simple average public market closing price of the Company's common stock reaches certain price thresholds. These awards have an exercise price of $22.00 and vest and become exercisable when the market conditions are satisfied or, if later, on the first anniversary of the grant date. These awards expire 10 years from the date of grant. The fair value of these market-based stock options was estimated using a Monte Carlo valuation method. During the three and six months ended June 30, 2026 and 2025, the Company recognized $82, $248, $188 and $261, respectively, of compensation expense related to these awards.

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

The following table summarizes the Company’s RSU and PSU activity since December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2025	24,150	$57.31
Granted	173,385	$8.74
Vested	(9,383)	$68.97
Forfeited	(26,404)	$10.84
Unvested restricted stock units as of June 30, 2026	161,748	$12.15

During the three and six months ended June 30, 2026 and 2025, the Company granted 0, 173,385, 0, and 11,250 RSUs, respectively. During the three and six months ended June 30, 2026 and 2025, the Company did not grant any PSUs.

In February 2026, the Company issued retention awards to non-executive employees of the Company in the form of RSUs covering 173,385 shares of common stock with a grant date fair value of $8.74 per share. The retention RSUs will become fully vested on September 30, 2026 subject to the employee's continued employment with the Company through such date. The compensation expense associated with these awards is being recognized ratably over the vesting period. For the three and six months ended June 30, 2026, the Company recognized $523 and $741 in compensation expense with respect to the retention RSUs.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive (loss) income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expenses	$769	$1,011	$1,494	$2,341
General and administrative expenses	970	1,329	2,011	2,818
	$1,739	$2,340	$3,505	$5,159

8. Net Income (Loss) per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic Earnings Per Share:
Numerator:
Net income (loss)	$4,581	$(19,855)	$(15,332)	$12,827
Income (loss) attributable to common stockholders - basic	$4,581	$(19,855)	$(15,332)	$12,827

Denominator:
Weighted-average shares outstanding - basic	9,706,193	8,743,733	9,644,704	8,723,589
Net income (loss) per share attributable to common stockholders - basic	$0.47	$(2.27)	$(1.59)	$1.47

Diluted Earnings Per Share:
Numerator:
Net income (loss)	$4,581	$(19,855)	$(15,332)	$12,827
Income (loss) attributable to common stockholders - diluted	$4,581	$(19,855)	$(15,332)	$12,827

Denominator:
Weighted-average shares outstanding - basic	9,706,193	8,743,733	9,644,704	8,723,589

Dilutive impact from:
Stock options to purchase common stock	—	—	—	—
Unvested restricted stock units	40,945	—	—	8,586
Shares issuable under employee stock purchase plan	—	—	—	1
Weighted-average shares outstanding - diluted	9,747,138	8,743,733	9,644,704	8,732,176
Net income (loss) per share applicable to common stockholders - diluted	$0.47	$(2.27)	$(1.59)	$1.47
Anti-dilutive potential common stock equivalents excluded from the calculation of net income (loss) per share:
Stock options to purchase common stock	1,548,690	1,200,467	1,548,690	1,200,467
Unvested restricted stock units	161,748	51,199	161,748	51,199
Shares issuable under employee stock purchase plan	1,464	19,991	922	12,701
Warrants to purchase common stock	32,379	32,379	32,379	32,379

The Company’s potential dilutive securities include stock options, unvested restricted common stock and shares issuable under the 2015 Employee Stock Purchase Plan. The effect of dilutive securities was calculated using the treasury stock method. The anti-dilutive potential common stock equivalents for the six months ended June 30, 2026 and the three months ended June 30, 2025 were excluded from the computation of diluted net loss per share attributable to common stockholders because those stock options to purchase common stock, restricted stock units, and shares issuable under employee stock purchase plan had an anti-dilutive impact as the Company reported a net loss from continuing operations attributable to common stockholders for those periods. The anti-dilutive potential common stock equivalents for the three months ended June 30, 2026 and the six months ended June 30, 2025 were excluded from the computation of diluted net income per share attributable to common stockholders because those stock options to purchase common stock and restricted stock units had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods. For that same period, the warrants to purchase common stock were excluded because the exercise price of the Tranche A Warrants is greater than the average fair value of the Company’s common shares.

9. Commitments and Contingencies

Leases

Refer to Note 6, Leases, for discussion of the commitments associated with the Company’s lease portfolio.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of June 30, 2026 or December 31, 2025.

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

The Company did not accrue any liabilities related to legal contingencies in its consolidated financial statements as of June 30, 2026 or December 31, 2025.

10. Income taxes

The Company did not provide for any income taxes in its condensed consolidated statement of operations and comprehensive (loss) income for the three and six months ended June 30, 2026 and 2025. Management considered the Company’s history of cumulative net losses incurred since inception, its early stage of development of its product candidates, and its projection of book and tax losses for the year ending December 31, 2026. Based on its evaluation of the positive and negative evidence bearing upon its ability to realize its deferred tax assets, the Company determined that it is more likely than not that it will not realize such benefits. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets as of June 30, 2026 and December 31, 2025, and has not recorded any income taxes for the three and six months ended June 30, 2026 and 2025. Management reevaluates the positive and negative evidence at each reporting period.

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

As of June 30, 2026 and December 31, 2025, there was $3,278 included in Accrued Liabilities due to SPN - related party on the Company’s condensed consolidated balance sheet, which represents amounts due to SPN pursuant to the Purchase Agreement, which are further described in Note 3, Discontinued Operations and TSA. During the three and six months ended June 30, 2026 and 2025, the Company paid $0, $0, $0, and $1,309, to SPN related to the Purchase Agreement during the periods, respectively.

As described in Note 3, Discontinued Operations and TSA, the Company entered into the TSA with NESA, an affiliate of SPN, in connection with the Transaction, through which the Company provided certain manufacturing services until December 31, 2025, and other transition services, for the duration specified in the schedule to the TSA for each service. For the three and six months ended June 30, 2026 and 2025, the Company recognized $0, $0, $3,490, and $9,799, respectively, of TSA reimbursement income in other income in the Company’s condensed consolidated statements of operations and comprehensive (loss) income. For the three and six months ended June 30, 2026 and 2025, the Company incurred $0, $0, $1,689, and $5,216, respectively, of expenses related to manufacturing services and $0, $0, $1,261, and $3,509, respectively, of TSA labor and passthrough expenses to support the transition services, including finance and accounting, information technology, human resources, operations, and other services.

During the three and six months ended June 30, 2026 and 2025, $0, $0, $4,585, and $11,987, respectively, was billed to NESA related to transition services performed by the Company, and the Company received payments of $0, $360, $6,464, and $63,173, respectively, related to transition services performed. The payments received in the first quarter of 2025 included the installment payment of $50,000 received in January 2025 which was conditioned on the Company’s material compliance with obligations under the TSA. As of June 30, 2026 and December 31, 2025, the Company had $25,000 and $360 in accounts receivable due from SPN - related party, respectively, and $0 and $169 included in prepaid expenses and other current assets, respectively, relating to the sale of certain manufacturing and laboratory equipment, in the Company’s condensed consolidated balance sheets.

As described in Note 3, Discontinued Operations and TSA, the Company entered into the APA Amendment with SPN pursuant to which the parties agreed to terminate SPN’s obligations with respect to the Second Sales Milestone Payment, the Third Sales Milestone Payment and eliminate the Milestone Interest Payments that would have been due from the Company to SPN. In consideration for the foregoing, SPN agreed to a one-time payment to the Company of $25,000 (the “Milestone Termination Payment”), which amount is payable in two equal installments of $12,500, with the first installment paid on July 1, 2026 and the second installment payable on October 1, 2026. The Company recorded a Gain on Sale of VOWST Business within continuing operations and the corresponding receivable due from SPN of $25,000 during the three months ended June 30, 2026 because the amount is fixed consideration and is no longer contingent on a future event.

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

The Company's reportable segment net income (loss) for the three and six months ended June 30, 2026 and 2025, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Grant revenue	$736	$—	$1,094	$—
Significant segment expenses:
Live biotherapeutics platform	$4,875	$5,808	$11,408	$10,931
SER-155	99	1,044	746	1,621
R&D personnel-related (including stock-based compensation)	3,680	6,084	9,600	12,202
G&A personnel-related (including stock-based compensation)	2,671	3,725	5,962	7,898
Professional fees	1,442	2,155	3,156	5,335
Facility-related and other	2,948	4,373	6,013	8,908
Impairment of long-lived assets	5,807	—	5,807	—
Gain on sale of VOWST Business (2)	(25,000)	(185)	(25,000)	(52,366)
Other segment (income) expense (1)	(367)	(3,149)	(1,266)	(7,356)
Net income (loss)	$4,581	$(19,855)	$(15,332)	$12,827

[1] Other segment (income) expense includes manufacturing services expenses, research and development expenses on early stage programs, interest income and other (income) expense, net.

[2] See Note 3, Discontinued Operations and TSA, for further details.

13. Subsequent Events

On July 31, 2026, the Company entered into the Third Amendment to Lease and Termination Agreement (the “Termination

Agreement”) with BMR-Sidney Research Campus LLC, a Delaware limited liability company (the “Sidney Street Landlord”), the purpose of which is to effect an early termination of one of the Company’s leases, reducing the Company’s ongoing annual facilities costs and materially eliminating the Company’s primary restoration obligations. The Termination Agreement amends the Lease Agreement, dated November 11, 2015, by and between the Company and the Sidney Street Landlord (as amended, the “Lease”), pursuant to which the Company leases approximately 68,636 rentable square feet of office, laboratory, and manufacturing space located at 200 Sidney Street, Cambridge, Massachusetts (the “Existing Premises”).

The Termination Agreement provides for (i) effective as of August 1, 2026, the surrender by the Company to the Landlord of an aggregate area of approximately 21,295 rentable square feet of the Existing Premises (the “Early Termination Premises”), and (ii) the revision of the expiration date of the term of the Lease with respect to the remaining 47,341 rentable square feet of the Existing Premises (the “Renewal Premises”) from January 13, 2031 to December 31, 2026. As consideration for the Termination Agreement, the Company agreed to pay the following: (i) an increase to the letter of credit held by the Sidney Street Landlord in the amount of $2,238 (for a total letter of credit of $3,638), which the Sidney Street Landlord will apply toward rent and operating expenses through the term of the Renewal Premises, (ii) on or before January 4, 2027, a deferred payment of $3,850 representing an additional termination payment, and (iii) an equity issuance of shares of the Company's common stock valued at $500 (the “Share Issuance”).

On July 31, 2026, in connection with the Share Issuance, the Company entered into a Stock Issuance Agreement (the “Stock Issuance Agreement”) with the Sidney Street Landlord, pursuant to which the Company agreed to issue 103,520 shares of Common Stock (the “Shares”) to the Sidney Street Landlord at a price per share of $4.83, which was the closing price of the Common Stock on the Nasdaq Global Select Market (“Nasdaq”) on July 31, 2026.

The Shares are to be issued no later than five business days after the Execution Date. The Shares are registered under the Company’s registration statement on Form S-3 (File No. 333-273794), pursuant to a prospectus supplement, dated July 31, 2026 and the accompanying base prospectus, dated August 15, 2023, and will be freely tradeable when issued. In the event the value of the Shares on the date of issuance (calculated using the closing price on Nasdaq on such date) (the “Issuance Date Value”) is less than $500, the Company is obligated to pay to the Sidney Street Landlord, in cash, the difference between $500, and the Issuance Date Value. The Stock Issuance Agreement contains customary representations and warranties of the Company and the Sidney Street Landlord and customary conditions to the share issuance.

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

Overview

We are a clinical-stage company focused on improving patient outcomes in medically compromised populations, including oncology patients and those suffering from inflammatory and immune, or I&I, diseases through discovery and development of novel live biotherapeutic product, or LBP, candidates. We led the successful development and approval of VOWST, the first FDA-approved orally administered microbiome biotherapeutic and a Breakthrough Therapy designated drug, which was sold to Société des Produits Nestlé S.A., or SPN, and with certain of its affiliates, collectively, Nestlé Health Science, in September 2024. We have established field-leading capabilities and platforms that are powered by best-in-field human data sets to advance a portfolio of products that can uniquely address diseases by targeting host pathways that are modulated by microbes in the human body, and, in particular, diseases associated with mucosal epithelial barrier-immune interface targets. We believe clinical and nonclinical data across our programs support the development of LBPs to address unmet medical needs in oncology that can lead to interruption to patients' cancer treatment and/or mortality (by targeting the prevention and treatment of a broad swath of infection risks faced by cancer patients and by treating irEC), and to treat I&I diseases. Our pipeline consists of SER-155, SER-603, SER-428, and SER-147, as well as other potential candidates in earlier development.

We are designing LBP candidates to modulate host function to protect and improve mucosal epithelial barrier integrity, induce immune homeostasis and tolerance, and prevent the colonization and overgrowth of pathogens in the gastrointestinal, or GI, tract. We believe that the scientific and clinical data from the development of VOWST (our then product candidate SER-109 program) and the data from the SER-155 Phase 1b study in allo-HCT and the SER-155 IST in irEC (both further described below) validate our novel therapeutic approach to address unmet medical needs in oncology that can lead to interruption to patients' cancer treatment and/or mortality, and to treat I&I diseases.

In the context of preventing infection for patients undergoing allo-HCT for hematological cancer, we believe that our technology may be replicable across different bacterial pathogens with the potential to develop live biotherapeutics to protect a range of medically compromised patients at risk of antimicrobial resistance, or AMR, infections and bloodstream infections, or BSIs, that can result from a compromised mucosal epithelial barrier and that can be a major cause of mortality. SER-155, our most advanced LBP candidate, is an investigational, oral, live biotherapeutic designed to decolonize GI pathogens, improve GI mucosal epithelial barrier integrity, and induce immune homeostasis to prevent bacterial BSIs, including those that can harbor antimicrobial resistance, as well as other pathogen-associated negative clinical outcomes in patients undergoing allogeneic hematopoietic stem cell transplantation, or allo-HCT. In our placebo-controlled Phase 1b study of SER-155 in allo-HCT, SER-155 was associated with a 77% relative risk reduction in bacterial BSIs and a significant reduction in systemic antibiotic exposure as well as a lower incidence of febrile neutropenia, as compared to placebo through day 100 post HCT. SER-155 was generally well tolerated, with no observed treatment-related serious adverse events. Drug pharmacology data demonstrated that SER-155 significantly promoted mucosal epithelial barrier integrity and had a positive impact on biomarkers of systemic inflammation and immune homeostasis. Following advancement of key startup activities for the SER-155 Phase 2 study in allo-HCT, including the submission of a final protocol to the FDA in January 2026, study site evaluation and qualification with our CRO, and manufacturing of drug substance, we have paused additional investment in that program while continuing to seek funding for the Phase 2 study.

We are also evaluating SER-155 in 15 patients with moderate-to-severe (Grade 2- 3) immune checkpoint-related enterocolitis, or irEC, through an investigator-sponsored trial, or IST, with Memorial Sloan Kettering Cancer Center, an institution with whom we have had a decade-long collaboration. irEC is among the most frequent and severe immune-related adverse events, or irAEs, in recipients of immune checkpoint inhibitor, or ICI, therapy and can be observed in up to 50% of patients, with rates varying based on cancer drug and treatment regimen. Moderate to severe irEC occurs in approximately 25% of all ICI therapy recipients in the United States. In 2026, it is estimated that there are a total of 300,000 patients on ICI cancer therapy in the United States, and this figure is increasing as ICI are being used across multiple cancer types, in earlier intervention and in combination with other cancer therapies. ICIs can cause a wide range of irAEs with links to T cell biology and epithelial barrier inflammation, both of which are biological functions shown in our preclinical and clinical pharmacology data to be positively impacted by SER-155. Top-line data from the IST showed that 80% of SER-155 recipients achieved an immunosuppressive-free clinical response of diarrhea (a primary symptom of irEC) at Day 15, which met the primary endpoint, defined as at least a 1-grade improvement in diarrhea symptoms without immunosuppressive therapy (i.e., a corticosteroid and/or biologic immunomodulator drug). All 12 participants with immunosuppressive-free clinical response at Day 15 had the same, or better, diarrhea grade at Day 43. SER-155 was well tolerated, with no drug-related serious adverse events observed. In addition, drug pharmacology translational biomarkers of gastrointestinal inflammation (fecal calprotectin) and of mucosal epithelial barrier integrity (fecal albumin), which were elevated in participants at baseline, prior to SER-155 dosing, both showed decreases post SER-155 treatment, with statistically significant reductions achieved by Day 43, reflecting improvement in two mechanistically linked dimensions of irEC disease. Participants in the study were on a wide range of ICI types, including PD-1 inhibitors (Keytruda®, Opdivo®, Zynyz®), PD-L1 inhibitors (Imfinzi®, Bavencio®), CTLA-4 inhibitors (Yervoy®, Imjudo®), LAG-3 inhibitor (Opdualag®), and combinations thereof. Clinical guidelines for these patients stipulate halting of ICI cancer treatment and initiation of systemic immunosuppressive corticosteroids, which are associated with clinically meaningful toxicities and other negative consequences, including: systemic immunosuppression, increased infection risk, metabolic complications, and potential interference with cancer treatment.

We believe there remains a significant unmet need for systemic immunosuppressive-free therapeutic approaches that reduce gastrointestinal inflammation and diarrhea and may allow patients who develop irEC to avoid disruption of their life-saving ICI cancer treatment and the promising study results support continued development of SER-155 to treat irEC. We are engaging with potential partners, including companies with ICI franchises, as we evaluate next steps for the development of SER-155 in irEC.

We have meaningfully advanced over the past decade our scientific understanding of how microbes in the GI functionally modulate pathways at the mucosal epithelial barrier-immune interface that are associated with inflammatory and immune-related disease. The clinical data from our SER-155 Phase 1b study in allo-HCT and the IST in irEC, in particular the drug pharmacology translational biomarker data, along with our extensive preclinical and translational clinical data compiled over the past decade support and inform the advancement of our earlier stage programs targeting I&I diseases and our current strategy continues to prioritize these indications. We are developing SER-603, broadly in inflammatory bowel disease, or IBD, including ulcerative colitis, or UC, and Crohn's disease. SER-603 is a novel, LBP candidate optimized to address disruptions in the GI microbiome and to improve GI mucosal epithelial barrier integrity through the inhibition of inflammatory bacteria and associated metabolites, the promotion of epithelial barrier integrity to reduce the translocation of inflammatory molecules and barrier inflammation, and to induce immune homeostasis through non-immunosuppressive regulatory T cell, or T-reg, induction via T cell signaling. We believe that our LBPs could represent a non-immunosuppressive treatment option for I&I diseases that are linked to colitis and could broadly address immune therapy toxicities, both of which represent significant unmet medical needs and potential commercial opportunities. We are currently exploring potential collaborations related to those I&I disease programs.

We believe that SER-155 and other cultivated live biotherapeutic candidates could be developed in additional patient populations in which mucosal epithelial barrier compromise is implicated. For example, in bloodstream and AMR infections, there are numerous medically compromised patients beyond allo-HCT, including autologous-HCT patients, cancer patients with neutropenia, chimeric antigen receptors therapy, or CAR-T, recipients, individuals with chronic liver disease, or CLD, solid organ transplant recipients, as well as patients in the intensive care unit, or ICU, and long-term acute care facilities. In 2025, we received a non-dilutive award from CARB-X (Combating Antibiotic-Resistant Bacteria Biopharmaceutical Accelerator) for up to $3.6 million, representing our second CARB-X award, to support the development of an oral liquid formulation based on SER-155 strains, now referred to as SER-428, for dosing in patients who cannot take oral capsules such as intubated patients in the medical ICU, and other medically vulnerable patients at high risk of AMR infections. We have advanced development and manufacturing of SER-428 and are designing a Phase 1b open label trial in collaboration with Columbia University to evaluate this LBP candidate in medical ICU patients at high risk of infection. Additionally, we continue to develop another proprietary live biotherapeutic composition, SER-147, designed to prevent bacterial bloodstream and spontaneous bacterial peritonitis, or SBP, infections in patients with metabolic disease, including CLD. We continue to leverage microbiome pharmacokinetic and pharmacodynamic data from across our clinical and preclinical portfolios, using our reverse translational development platform to prioritize future drug targets and to identify opportunities for monotherapy treatment and in combination with existing therapies across various indications, including inflammatory and immune diseases, cancer, and metabolic diseases.

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

Our product candidates are in early-stage clinical or preclinical development. Our ability to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss from operations was $42.2 million for the six months ended June 30, 2026. As of June 30, 2026, we had an accumulated deficit of $987.7 million.

We plan to focus our investment in the near-term on advancing our early-stage live biotherapeutic candidates, including advancing IND-enabling studies for SER-603, evaluating the next stage of development for SER-155 in irEC, and, subject to receiving additional funding, progressing the development of SER-155 into a Phase 2 study in allo-HCT. Our expenses may increase in connection with these future activities. See “Risk Factors—Risks Related to Our Financial Position and Need for Additional Capital—We are a clinical-stage company and have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.”

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

As of June 30, 2026, we had cash and cash equivalents totaling $15.6 million. Based on our currently available cash resources, the $12.5 million Milestone Termination Payment received from SPN in July 2026, and the expected receipt of the additional $12.5 million Milestone Termination Payment due from SPN in October 2026, and considering our future operating plans, we anticipate that we will require additional funding following the first quarter of 2027. In accordance with applicable accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within 12 months after the date of the issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In performing this analysis, we excluded certain elements of our operating plan that cannot be considered probable of occurring. Under the applicable accounting standards, any future transactions or equity issuances cannot be considered probable, as these events are outside our control. Accordingly, management has concluded that substantial doubt exists about our ability to continue as a going concern for 12 months from the date the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. See “Risk Factors— Risks Related to Our Financial Position and Need for Additional Capital —We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.”

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

On February 12, 2026, we announced that we implemented cost reduction actions, including reducing our workforce by approximately 30%. During the three months ended March 31, 2026, we incurred approximately $0.9 million in restructuring costs, primarily related to severance costs, of which $0.7 million was paid during the first quarter of 2026, and the remainder was paid out in the second quarter of 2026.

On June 5, 2026, we announced that we amended our lease with our landlord for a portion of our space in Cambridge, Massachusetts, under which we reduced our leased space, rental rate and facility operating expenses. The restructured lease is expected to materially reduce the Company’s ongoing annual facility-related costs and long-term obligations. Refer to Note 6, Leases, included elsewhere in this Quarterly Report on Form 10-Q for more information.

Our Product Pipeline

Addressing unmet medical needs in oncology patients

Treatment of Immune checkpoint-related enterocolitis (irEC)

SER-155 for irEC patients

We have been collaborating with Memorial Sloan Kettering Cancer Center for over a decade on the impact of the GI microbiome on immune related diseases and cancer; recently this long-standing collaboration included a single arm, open-label Phase 1b investigator-sponsored trial, or IST, evaluating SER-155 as a potential first-line treatment in irEC. The study evaluated SER-155 in 15 patients with moderate-to-severe (Grade 2- 3) irEC. irEC is among the most frequent and severe immune-related adverse events, or irAEs, in recipients of immune checkpoint inhibitor, or ICI, therapy and can be observed in up to 50% of patients, with rates varying based on cancer drug and treatment regimen. Moderate to severe irEC occurs in approximately 25% of all ICI therapy recipients in the United States. ICIs can cause a wide range of irAEs with links to T cell biology and epithelial barrier inflammation, both of which are biological functions shown in our preclinical and clinical pharmacology data to be positively impacted by SER-155. Participants in the study were on a wide range of ICI types, including PD-1 inhibitors (Keytruda®, Opdivo®, Zynyz®), PD-L1 inhibitors (Imfinzi®, Bavencio®), CTLA-4 inhibitors (Yervoy®, Imjudo®), LAG-3 inhibitor (Opdualag®), and combinations thereof. Clinical guidelines for these patients who experience Grade 2-3 irEC stipulate halting of ICI cancer treatment and initiation of systemic immunosuppressive corticosteroids, which are associated with clinically meaningful toxicities and other negative consequences, including systemic immunosuppression, increased infection risk, metabolic complications, and potential interference with cancer treatment. There remains a significant unmet need for systemic, immunosuppressive-free therapeutic approaches that reduce gastrointestinal inflammation and diarrhea and may allow patients who develop irEC to avoid disruption of their life-saving ICI cancer treatment. SER-155 is designed to promote mucosal healing and modulate inflammation without systemic immunosuppressives, which carry the risk of toxicity and ICI efficacy impact.

In July 2026, we reported initial clinical results, including preliminary safety, efficacy, pharmacology, and exploratory biomarker data. Top-line data from the IST showed that 80% of SER-155 recipients, or 12 of 15 participants, achieved an immunosuppressive-free clinical response of diarrhea (a primary symptom of irEC) at Day 15, which met the primary endpoint, defined as at least a 1-grade improvement in diarrhea symptoms without immunosuppressive therapy (i.e., a corticosteroid and/or biologic immunomodulator drug). Notably, 8 of these 12 responders (67%) achieved greater than or equal to a 2-grade improvement in diarrhea symptoms without immunosuppressive therapy at Day 15. At Day 15, 5 of 15 participants (33%) achieved immunosuppressive-free complete clinical remission, defined as total resolution of diarrhea symptoms to Grade 0, without immunosuppressive therapy. At Day 43, 5 of 15 participants (33%) maintained immunosuppressive-free clinical response, and, notably, 2 of 15 participants (13%) maintained immunosuppressive-free complete clinical remission. All 12 participants with immunosuppressive-free clinical response at Day 15 had the same, or better, diarrhea grade at Day 43. As noted, 5 maintained immunosuppressive-free clinical response at Day 43. The other 7 were treated with non-systemically acting, gastrointestinal-targeted immunosuppressives after Day 15. SER-155 was generally well tolerated through Day 43, with no safety concerns identified, consistent with the outcome in Seres’ Phase 1b study of SER-155 in participants undergoing allo-HCT. There were no serious adverse events assessed as related to SER-155 and no bloodstream infections reported in the study through Day 43. Two participants experienced 2 non-serious adverse events each, assessed as possibly related to vancomycin and SER-155. All 4 adverse events were moderate in severity and were resolved. SER-155 bacterial strain engraftment (a measure of drug pharmacokinetics and strain growth in the gastrointestinal tract) was robust, with the majority of SER-155 strains observed across the study participants, and with kinetics, magnitude, and durability comparable to that observed in our prior clinical studies.

Biomarker data also supported that SER-155 was functioning as designed. At baseline, participants in the study showed evidence of epithelial barrier disruption and severe gastrointestinal inflammation as evidenced in the biomarkers fecal albumin and fecal calprotectin respectively. Fecal albumin is a biomarker that indicates protein leakage from the bloodstream into the gut lumen and provides direct evidence of mucosal epithelial barrier compromise. Fecal calprotectin is a well-established clinical biomarker of immune activation that indicates the presence of activated neutrophils in the intestinal mucosa. At study entry participants had elevated fecal albumin and calprotectin levels that are characteristic of individuals with colitis. Following SER-155 treatment, both albumin and calprotectin biomarkers show early, durable, and concordant reductions over time with significant reductions in both measures achieved by Day 43, reflecting consistent improvement across two mechanistically linked dimensions of irEC disease. These biomarker improvements were directionally consistent with the clinical observations and provide additional support for SER-155’s potential biologic activity in this setting. Importantly, the pharmacological and translational results suggest that SER-155 may act on core disease-relevant biology rather than simply produce a symptomatic effect. We believe the drug pharmacology data provide supportive evidence of our live biotherapeutic candidates operating as designed to repair the mucosal epithelial barrier and reduce gastrointestinal inflammation, which supports possible expansion into multiple other inflammatory and immune diseases.

We believe data from this IST further supports the potential for live biotherapeutics to address a significant unmet need among the large population of cancer patients receiving ICIs for systemic immunosuppressive-free therapeutic approaches that have the potential to reduce gastrointestinal inflammation and diarrhea and may allow patients who develop irEC to avoid disruption of their life-saving ICI cancer treatment.

Infection Risk Reduction

Oncology patients are particularly vulnerable to risk of infection due to their cancer treatment and conditioning procedure as well as compromised immune system. We believe that the scientific and clinical data from our VOWST program (our then product candidate SER-109 program) validate our novel approach of using live biotherapeutics to decolonize pathogens and improve mucosal epithelial barrier integrity, resulting in reduced rate of infections in medically compromised patients. Data from the ECOSPOR III and ECOSPOR IV Phase 3 trial published in the New England Journal of Medicine (Feuerstadt et al., 2022) and Journal of the American Medical Association (Sims et al., 2023) suggest that live biotherapeutics have the potential to restructure the gut microbiome and shift the gut metabolic landscape. Additional data show that VOWST rapidly reduced the abundance of bacteria associated with common antibiotic resistance genes, or ARGs, and reduced ARG abundance in the gut (Straub et al., 2023). Collectively, we believe these data suggest the potential for live biotherapeutics to prevent the colonization and overgrowth of pathogens that can establish in the gut and ultimately to reduce infections. We believe that reducing pathogen colonization in the GI and improving GI epithelial barrier integrity to reduce the risk of infection may be replicable in a range of medically compromised patients, protecting them from infections and resulting downstream clinical sequelae.

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

SER-155 for allo-HCT patients

We are developing SER-155, an investigational, oral, live biotherapeutic designed to decolonize GI pathogens, improve GI epithelial barrier integrity, and induce immune homeostasis to prevent bacterial BSIs, including those that can harbor AMR, as well as other pathogen associated negative clinical outcomes in patients undergoing allo-HCT. SER-155 is a live biotherapeutic candidate designed to prevent frequent, expensive, and fatal infections in blood cancer patients.

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

The rationale for this program is based in part on published clinical evidence from our collaborators at Memorial Sloan Kettering Cancer Center showing that allo-HCT patients with decreased diversity of commensal microbes and pathogen domination in the gastrointestinal tract were significantly more likely to die due to infection and/or lethal GvHD (Peled et al., 2020). There are an estimated 40,000 allo-HCT procedures annually worldwide, and infection is one of the most common causes of mortality in these patients. The Center for International Blood & Marrow Transplant Research, or CIBMTR, reports that 19-28% of deaths in allo-HCT patients over 18 years of age within 100 days post-transplant are caused by infections and 5-14% by GvHD. In December 2023, we received Fast Track Designation for SER-155 to reduce the risk of infection and GvHD in allo-HCT patients. In December 2024, the FDA granted Breakthrough Therapy designation to SER-155 for the reduction of BSIs in patients 18 years and older undergoing allo-HCT.

SER-155 Phase 1b Study (including placebo-controlled Cohort)

SER-155 has been evaluated in a Phase 1b study in patients undergoing allo-HCT. The SER-155 Phase 1b study included two cohorts. Cohort 1 was designed to assess safety and drug pharmacology, specifically the drug strain engraftment in the gastrointestinal tract. Cohort 1 included 13 subjects who received any dosing of the SER-155 regimen, with 11 subjects subsequently receiving an allo-HCT. Results from this cohort, announced in May 2023, showed SER-155 was generally well tolerated and resulted in successful drug strain engraftment and a reduction in pathogen domination in the GI microbiome relative to a historical control cohort.

Study Cohort 2 utilized a randomized, double-blinded 1:1 placebo-controlled design to further evaluate safety and drug strain engraftment, as well as key secondary and exploratory endpoints such as the incidence of bacterial bloodstream infections and related medical consequences such as febrile neutropenia and antibiotic use. Cohort 2 included 45 patients in the intention-to-treat (ITT) population. Of the ITT population, 20 received SER-155 and 14 received placebo, each of whom subsequently received an allo-HCT, with data available for clinical evaluation through day 100, the study’s prespecified primary observation point. Exploratory hypothesis testing was conducted at the two-sided α=0.05 level. Ninety-five percent (95%) 2-sided confidence intervals (CIs) were determined, where specified. No adjustment for multiplicity was done. A subset of patient samples was available for drug pharmacology analysis.

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

Recent changes in the allo-HCT standard of care and the increasing use of post-transplant cyclophosphamide as part of prophylactic therapy for GvHD have reduced rates of GvHD overall in this patient population. The rates of GvHD in the study were low, with two cases of grade 2 GvHD observed in each arm, and no cases of grade 3 or 4 GvHD were observed.

In Cohort 2, the ability to detect pathogen domination (i.e., relative abundance in the GI ≥30%) in the placebo arm, and differences between the study arms, was constrained due to the limited number of placebo stool samples (placebo patients submitted fewer stool samples) and an imbalance in the number of available stool samples between the arms. Observed pathogen domination events were low in the placebo and SER-155 arms with no significant differences identified. In a comparison of the prevalence of pathogen domination versus a larger allo-HCT historical control cohort, pathogen domination in SER-155 subjects was substantially lower, providing further evidence of SER-155 activity.

We believe the available study data from Cohort 1 suggest that SER-155 administration results in significantly lower incidence rates of gastrointestinal dominations with pathogens of clinical concern, such as Enterococcaceae, Enterobacteriaceae, Streptococcaceae, and Staphylococcaceae. We further believe the resulting Cohort 2 data, together with the Cohort 1 SER-155 Phase 1b study results provide encouraging evidence to support further development of SER-155 to potentially reduce GI associated bloodstream and AMR infections as well as increase immune tolerance in individuals undergoing allo-HCT for cancers and other serious conditions.

In October 2025, we presented new post hoc data from our SER-155 Phase 1b trial in an oral presentation at IDWeek in Atlanta, Georgia. The presentation included new post-hoc analysis from the completed SER-155 Phase 1b study describing differences between the SER-155 and placebo groups, including the bacterial and fungal organisms causing BSIs, BSI event clinical outcomes, antibacterial prophylaxis use, and patterns of AMR among the bacterial BSI organisms. These new data illustrated that BSIs occurred despite antibacterial prophylaxis, and that BSI bacteria exhibited AMR. Resistance to multiple antibacterial agent classes was observed only in the BSI bacteria from placebo-treated participants, two of whom had fatal outcomes related to their BSIs. These new data further support the potential of SER-155 as an innovative alternative approach to the significant unmet medical need for prevention of BSIs in HCT patients, especially those BSIs associated with AMR that increases the risk of morbidity and mortality.

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

Exploratory biomarker data

In January 2025, we reported exploratory translational biomarker data from the SER-155 Phase 1b study which provided evidence supporting the intended therapeutic mechanisms, including promotion of intestinal epithelial barrier integrity to reduce the potential of bacterial translocation into the bloodstream, and reduction of systemic inflammatory responses. Results from this exploratory biomarker analysis showed that SER-155 was associated with lower levels of fecal albumin and lower concentrations of various plasma biomarkers associated with systemic inflammation (i.e., IFN-y, TNF-α, IL-17, and IL-8) in the HCT peri-transplant period, the period from the end of the first SER-155 treatment course through to neutrophil engraftment. The results support SER-155’s intended mechanisms of action and reinforce the previously reported promising clinical study efficacy and safety data. These systemic inflammatory response observations further support the potential to develop our live biotherapeutics to address inflammatory and immune diseases, including ulcerative colitis and Crohn’s disease.

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

Following advancement of key startup activities for the SER-155 Phase 2 study in allo-HCT, including the submission of a final protocol to the FDA in January 2026, study site evaluation and qualification with our CRO, and manufacturing of drug substance, we have paused additional investment in that program while continuing to seek funding for the Phase 2 study.

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

Intellectual Property

Patent Portfolio

We have an extensive patent portfolio directed to rationally designed ecologies of spores and microbes. The portfolio includes both company-owned patents and applications, and those that we have rights to as licensee. The patents and applications included in our portfolio cover both composition of matter and methods (e.g., method of treating). Our intellectual property rights related to SER-155, SER-147 and/or SER-603 extend through at least part of 2046 (not including any potential term extension). We plan on continuing to broaden our patent portfolio. Currently, we have 20 active patent families, which includes 16 nationalized applications, three at the PCT stage, and one at the provisional stage. To date, we have obtained issuance of 33 U.S. patents (which includes three as licensee). Of the issued U.S. patents, 13 U.S. patents (including one as licensee) have been assigned to Nestlé Health Science as part of its purchase of VOWST.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We anticipate an overall decrease in research and development expenses in 2026 as compared to 2025, following the conclusion of the TSA, completion of the Phase 1b study of SER-155 in allo-HCT, and the cost reduction actions that were implemented in September 2025 and February 2026, including pausing investment in the SER-155 Phase 2 study and headcount reductions. Research and development expenses may increase in the future if and as we resume development of any clinical or preclinical programs. In 2025, research and development expenses included labor and passthrough costs, reimbursable by Nestlé, incurred in performing obligations under the TSA. Given the conclusion of the TSA as of December 31, 2025, these costs and related reimbursements are not expected to reoccur in 2026.

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

Impairment of Long-Lived Assets

We recognized an impairment loss of $5.8 million, related to one of our operating leases and the associated leasehold improvements as an indicator of impairment was deemed to exist and the carrying value of the asset group exceeded its fair value. Refer to Note 6, Leases, included elsewhere in this Quarterly Report on Form 10-Q, for more information.

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

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in the three and six months ended June 30, 2026 or 2025.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 12, 2026, or the Annual Report, are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the three and six months ended June 30, 2026.

Results of Operations

Comparison of Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change

Revenue:
Grant revenue	736	—	736
Total revenue	736	—	736
Operating expenses:
Research and development expenses	9,141	12,939	(3,798)
General and administrative expenses	7,061	10,253	(3,192)
Impairment of long-lived assets	5,807	—	5,807
Manufacturing services	—	1,689	(1,689)
Total operating expenses	22,009	24,881	(2,872)
Loss from operations	(21,273)	(24,881)	3,608
Other income (expense):
Gain on sale of VOWST Business	25,000	185	24,815
Interest income	181	546	(365)
Other income (expense)	673	4,295	(3,622)
Total other income (expense), net	25,854	5,026	20,828
Net income (loss)	$4,581	$(19,855)	$24,436

Revenue

Total revenue was $0.7 million for the three months ended June 30, 2026 consisting of costs reimbursable under the CARB-X grant that we were awarded in the third quarter of 2025.

Research and Development Expenses

	Three Months Ended June 30,
	2026	2025	Change

Live biotherapeutics platform	$4,875	$5,808	$(933)
SER-155	99	1,044	(945)
Early stage programs	487	3	484
Total direct research and development expenses	5,461	6,855	(1,394)
Personnel-related (including stock-based compensation)	3,680	6,084	(2,404)
Total research and development expenses	$9,141	$12,939	$(3,798)

Research and development expenses were $9.1 million for the three months ended June 30, 2026 and $12.9 million for the three months ended June 30, 2025. The decrease of $3.8 million was primarily due to the following:

•
a decrease in personnel-related costs of $2.4 million primarily due to a decrease in salaries, bonuses, employee benefits expenses, and stock-based compensation expense due to lower headcount;
•
a decrease of $0.9 million in expenses related to our live biotherapeutics platform and research and development operations primarily due to the conclusion of the TSA with Nestlé as of December 31, 2025, under which we incurred costs related to inventory shipments and storage of sample material that were reimbursed by Nestlé in 2025, as well as a reduction in facilities costs related to the Lease Amendment that was effective during the second quarter of 2026;
•
a decrease of $0.9 million in expenses related to our SER-155 program as investment related to the Phase 2 study of SER-155 in allo-HCT was paused in February 2026; partially offset by
•
an increase of $0.5 million in expenses related to our early stage programs primarily related to activities associated with the development of SER-428, for which the related reimbursements received from CARB-X are included within grant revenue.

General and Administrative Expenses

	Three Months Ended June 30,
	2026	2025	Change

Personnel related (including stock-based compensation)	$2,671	$3,725	$(1,054)
Professional fees	1,442	2,155	(713)
Facility-related and other	2,948	4,373	(1,425)
Total general and administrative expenses	$7,061	$10,253	$(3,192)

General and administrative expenses were $7.1 million for the three months ended June 30, 2026 compared to $10.3 million for the three months ended June 30, 2025. The decrease of $3.2 million was primarily due to the following:

•
a decrease in personnel-related costs of $1.1 million primarily due to a decrease in salaries, bonuses, employee benefits expenses, and stock-based compensation expenses due to lower headcount;
•
a decrease in professional fees of $0.7 million due to lower legal and consulting fees, and
•
a decrease in facility-related and other costs of $1.4 million primarily related to information technology costs that were incurred as part of the TSA and reimbursed by Nestlé that did not reoccur in 2026, as well as a reduction in facilities costs related to the Lease Amendment that was effective during the second quarter of 2026.

Manufacturing Services

Manufacturing services costs were incurred between the fourth quarter of 2024 and the end of 2025 as we performed PRMS manufacturing on behalf of Nestlé in accordance with the TSA. The expenses associated with manufacturing services included labor, materials, allocated facility-related, lab supplies and other manufacturing costs that would have been capitalized into inventory prior to the sale of VOWST Business. Following the conclusion of the TSA on December 31, 2025, no further manufacturing services costs were incurred and none are expected moving forward.

Impairment of Long-Lived Assets

Impairment of long-lived assets was $5.8 million for the three months ended June 30, 2026, consisting of $5.6 million related to right-of-use assets and $0.2 million related to the associated leasehold improvements. Refer to Note 6, Leases, included elsewhere in this Quarterly Report on Form 10-Q, for more information.

Other Income (Expense), Net

Other income (expense), net was $25.9 million of income and $5.0 million of income for the three months ended June 30, 2026 and 2025, respectively. The increase of $20.8 million in other income, net was primarily due to the $25.0 million Gain on sale of VOWST business related to the Milestone Termination Payment expected to be received from SPN in July and October 2026, partially offset by $3.5 million of reimbursement income associated with the performance of TSA services in the second quarter of 2025 that did not reoccur due to the conclusion of the TSA at the end of 2025, and a decrease in interest income of $0.3 million due to our lower cash balance.

Comparison of Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Revenue:
Grant revenue	1,094	—	1,094
Total revenue	1,094	—	1,094
Operating expenses:
Research and development expenses	22,336	24,760	(2,424)
General and administrative expenses	15,131	22,141	(7,010)
Impairment of long-lived assets	5,807	—	5,807
Manufacturing services	—	5,216	(5,216)
Total operating expenses	43,274	52,117	(8,843)
Loss from operations	(42,180)	(52,117)	9,937
Other income (expense):
Gain on sale of VOWST Business	25,000	52,366	(27,366)
Interest income	506	1,164	(658)
Other income (expense)	1,342	11,414	(10,072)
Total other income (expense), net	26,848	64,944	(38,096)
Net (loss) income	$(15,332)	$12,827	$(28,159)

Revenue

Total revenue was $1.1 million for the six months ended June 30, 2026 consisting of costs reimbursable under the CARB-X grant that we were awarded in the third quarter of 2025.

Research and Development Expenses

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Live biotherapeutics platform	$11,408	$10,931	$477
SER-155	746	1,621	(875)
Early stage programs	582	6	576
Total direct research and development expenses	12,736	12,558	178
Personnel-related (including stock-based compensation)	9,600	12,202	(2,602)
Total research and development expenses	$22,336	$24,760	$(2,424)

Research and development expenses were $22.3 million for the six months ended June 30, 2026 and $24.8 million for the six months ended June 30, 2025. The decrease of $2.4 million was primarily due to the following:

•
a decrease in personnel-related costs of $2.6 million primarily due to a decrease in salaries, bonus, employee benefits expenses, and stock-based compensation expense due to lower headcount; and
•
a decrease of $0.9 million in expenses related to our SER-155 program as investment related to preparation for the Phase 2 study of SER-155 in allo-HCT was paused in February 2026; partially offset by
•
an increase of $0.5 million in expenses related to our live biotherapeutics platform and research and development operations primarily due to the conclusion of the TSA with Nestlé as of December 31, 2025, under which a portion of our facility costs and other operational costs were included within manufacturing services expenses and were reimbursed by Nestlé in 2025, partially offset by a reduction in facilities costs related to the Lease Amendment that was effective during the second quarter of 2026; and
•
an increase of $0.6 million in expenses related to our early stage programs primarily related to activities associated with the development of SER-428, for which the related reimbursements received from CARB-X are included within grant revenue.

General and Administrative Expenses

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Personnel related (including stock-based compensation)	$5,962	$7,898	$(1,936)
Professional fees	3,156	5,335	(2,179)
Facility-related and other	6,013	8,908	(2,895)
Total general and administrative expenses	$15,131	$22,141	$(7,010)

General and administrative expenses were $15.1 million for the six months ended June 30, 2026 compared to $22.1 million for the six months ended June 30, 2025. The decrease of $7.0 million was primarily due to the following:

•
a decrease in personnel-related costs of $1.9 million primarily due to a decrease in salaries, bonus, employee benefits expenses, and stock-based compensation expenses due to the decrease in headcount period over period; and
•
a decrease in professional fees of $2.2 million due to lower legal and consulting fees, and
•
a decrease in facility-related and other costs of $2.9 million primarily related to information technology costs that were incurred as part of the TSA and reimbursed by Nestlé that did not reoccur in 2026.

Manufacturing Services

Manufacturing services costs were incurred between the fourth quarter of 2024 and the end of 2025 as we performed PRMS manufacturing on behalf of Nestlé in accordance with the TSA. The expenses associated with manufacturing services included labor, materials, allocated facility-related, lab supplies and other manufacturing costs that would have been capitalized into inventory prior to the sale of VOWST Business. Following the conclusion of the TSA on December 31, 2025, no further manufacturing services costs were incurred and none are expected moving forward.

Impairment of Long-Lived Assets

Impairment of long-lived assets was $5.8 million for the six months ended June 30, 2026, consisting of $5.6 million related to right-of-use assets and $0.2 million related to the associated leasehold improvements. Refer to Note 6, Leases, included elsewhere in this Quarterly Report on Form 10-Q, for more information.

Other Income, Net

Other income (expense), net was $26.8 million of income and $64.9 million of income for the six months ended June 30, 2026 and 2025, respectively. The decrease of $38.1 million in other income, net was due to the lower gain on sale of VOWST business in 2026 compared to 2025 of $27.4 million, as well as $9.8 million of reimbursement income associated with the performance of TSA services in the first half of 2025 that did not reoccur due to the conclusion of the TSA at the end of 2025, and a decrease in interest income of $0.7 million due to our lower cash balance. The $52.4 million gain on sale of the VOWST business recognized in the six months ended June 30, 2025 was primarily due to the $50.0 million installment payment received from Nestlé in January 2025 that was conditioned on our material compliance with obligations under the TSA, while the $25.0 million gain on sale of VOWST business recognized in the six months ended June 30, 2026 was related to the Milestone Termination Payment expected to be received from SPN in July and October 2026.

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

On June 2, 2026, we entered into Amendment No. 1 (the “APA Amendment”) to the Purchase Agreement. Pursuant to the APA Amendment, the parties agreed to terminate SPN’s obligations with respect to the Milestone Payments described above and eliminate the milestone interest payments that would have been due from us to SPN. In consideration for the foregoing, SPN agreed to a one-time payment to us of $25.0 million (the "Milestone Termination Payment"), which amount is payable in two equal installments of $12.5 million, with the first installment paid on July 1, 2026 and the second installment payable on October 1, 2026.

In May 2021, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $150.0 million, from time to time, through an “at the market” equity offering program under which Cowen acts as sales agent. During the three and six months ended June 30, 2026, we sold 232,286 and 258,082 shares of common stock under the Sales Agreement, at an average price of approximately $7.99 and $8.78 per share, raising aggregate net proceeds of approximately $1.7 million and $2.1 million after deducting an aggregate commission of approximately 3%. During the six months ended June 30, 2025, we sold 54,806 of common stock under the Sales Agreement, at an average price of approximately $18.60 per share, raising aggregate net proceeds of approximately $1.0 million after deducting an aggregate commission of approximately 3% and other issuance costs. As of June 30, 2026, we have sold 2,446,777 shares of common stock under the Sales Agreement, at an average price of approximately $26.16 per share, raising aggregate net proceeds of approximately $61.4 million after deducting an aggregate commission of approximately 3% and other issuance costs.

As of June 30, 2026, we had cash and cash equivalents totaling $15.6 million and an accumulated deficit of $987.7 million. For the six months ended June 30, 2026, we incurred a loss from operations of $42.2 million. We expect that our operating losses and negative cash flows will continue for the foreseeable future.

Under applicable accounting standards, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within 12 months after the date the consolidated financial statements are issued. The ability to obtain sufficient proceeds from additional equity offerings, collaborations or other financing with terms favorable or acceptable to us cannot be considered probable, as these events are outside of our control. Based on our currently available cash resources, the $12.5 million Milestone Termination Payment received from SPN in July 2026, and the expected receipt of the additional $12.5 million Milestone Termination Payment due from SPN in October 2026, and considering our future operating plans, we anticipate that we will require additional funding following the first quarter of 2027. Accordingly, management has concluded that these circumstances raise substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. We will need to generate significant revenues to achieve profitability, and we may never do so. Because of the numerous risks and uncertainties associated with the development of our current and any future product candidates, the development of our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses required for completing the research and development of our product candidates.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Cash (used in) provided by operating activities	$(38,754)	$13,621
Cash provided by (used in) investing activities	14	(215)
Cash provided by financing activities	2,143	1,180
Net (decrease) increase in cash, cash equivalents and restricted cash	$(36,597)	$14,586

Operating Activities

During the six months ended June 30, 2026, cash used in operating activities was $38.8 million due to a net loss of $15.3 million and changes in our operating assets and liabilities of $38.5 million, partially offset by non-cash charges of $15.1 million. Non-cash charges consisted of the impairment loss of $5.8 million, stock-based compensation expense of $3.5 million, $4.1 million related to the amortization of right-of-use assets, $1.5 million of depreciation and amortization, and $0.1 million loss on disposal of fixed assets. Changes in our operating assets and liabilities during the six months ended June 30, 2026 consisted of an increase in accounts receivable due from SPN of $24.6 million related to the APA Amendment, a decrease in operating lease liabilities of $14.8 million, primarily related to $10.8 million of termination payments related to the Lease Amendment, a decrease in accounts payable of $0.5 million, a decrease in accrued expenses and other current and long-term liabilities of $0.1 million, and an increase in accounts receivable relating to the CARB-X program of $0.1 million, partially offset by a decrease in prepaid expenses and other current and other non-current assets of $1.6 million.

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

Investing Activities

During the six months ended June 30, 2026, net cash provided by investing activities was less than $0.1 million, consisting entirely of proceeds received from sales of property and equipment to unrelated third parties.

During the six months ended June 30, 2025, net cash used in investing activities was $0.2 million, consisting entirely of purchases of property and equipment.

Financing Activities

During the six months ended June 30, 2026, net cash provided by financing activities was $2.1 million, consisting of $2.1 million from the issuance of common stock under our at the market equity program, net of issuance costs and less than $0.1 million from the issuance of common stock under our 2015 Employee Stock Purchase Plan, or ESPP.

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
•
conduct clinical trials for SER-155 in allo-HCT and other medically vulnerable populations, including potentially SER-428 in ICU patients;
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

Because of the numerous risks and uncertainties associated with the development of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•
the cost of conducting clinical trials for SER-155 in allo-HCT and other targeted indications, and other product candidates in our pipeline;
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

As discussed in Note 1 of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within 12 months after the date the condensed consolidated financial statements are issued. The ability to obtain sufficient proceeds from additional equity offerings, collaborations or other financing with terms favorable or acceptable to us cannot be considered probable, as these events are outside of our control. Accordingly, management has concluded that these circumstances raise substantial doubt about our ability to continue as a going concern. Based on our currently available cash resources, the $12.5 million Milestone Termination Payment received from SPN in July 2026, and the expected receipt of the additional $12.5 million Milestone Termination Payment due from SPN in October 2026, and considering our future operating plans, we anticipate that we will require additional funding following the first quarter of 2027.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments was included in our Annual Report. Except for the Lease Amendment described in Note 6, Leases, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q there have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates and inflation. These market risks arise in the normal course of business. As of June 30, 2026, there have been no material changes to the information included under Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our currently available cash resources, the $12.5 million Milestone Termination Payment received from SPN in July 2026, and the expected receipt of the additional $12.5 million Milestone Termination Payment due from SPN in October 2026, and considering our future operating plans, we anticipate that we will require additional funding following the first quarter of 2027. The ability to obtain additional equity or other financing, including through partnerships, with terms favorable or acceptable to us cannot be considered probable according to the applicable accounting standards because they are outside our control. Therefore, there is substantial doubt about our ability to continue as a going concern for at least 12 months from the date that our condensed consolidated financial statements for the six months ended June 30, 2026 were issued. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing or enter into a partnership. If potential collaborators or partners decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments to reflect the possible inability of the Company to continue as a going concern within 12 months after the issuance of such financial statements.

We will need additional funding in order to advance development of our product candidates (including to conduct the Phase 2 study of SER-155 in allo-HCT and to advance our earlier stage programs) and commercialize our product candidates, if approved. If we are unable to raise capital or secure a partnership or other business development transaction, we could be required to implement further cost-reduction measures, reduce or delay our product development programs or any potential future commercialization efforts, or pursue other alternatives which could include seeking relief under the U.S. Bankruptcy Code or winding down our operations.

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

We are actively seeking a business development transaction, which may include a partnership, to provide financial support and share in our vision to realize the clinical and commercial value of SER-155. Our strategic discussions are focused on supporting SER-155 clinical advancement to reduce the risk of bloodstream infections, including life-threatening and AMR infections, in medically vulnerable patient populations. We believe that SER-155 and other cultivated live biotherapeutic candidates could be developed in additional patient populations beyond allo-HCT, including autologous-HCT patients, cancer patients with neutropenia, CAR-T recipients, individuals with chronic liver disease, solid organ transplant recipients, as well as patients in the intensive care unit and long-term acute care facilities. We are also exploring collaborations to advance the development of our investigational biotherapeutics in inflammatory and immune diseases, including ulcerative colitis and Crohn’s disease.

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. Our future capital requirements will depend on many factors, including:

•
the cost of developing our pipeline product candidates, including SER-603 in IBD and SER-155 in irEC;
•
the cost of conducting clinical trials for SER-155 in allo-HCT and other targeted indications, and other product candidates in our pipeline;
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

Since inception, we have incurred significant operating losses. As of June 30, 2026, we had cash and cash equivalents totaling $15.6 million and an accumulated deficit of $987.7 million. For the six months ended June 30, 2026, we incurred a net loss from operations of $42.2 million. As noted elsewhere in this Quarterly Report on Form 10-Q, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To date, we have financed our operations through the public offerings of our common stock, private placements of our common stock and preferred stock, payments under our prior collaboration agreements and loan facility, and payments from government entities for research grants. We have devoted substantially all of our financial resources and efforts to developing our live biotherapeutics platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We have only developed one FDA-approved product, VOWST, which was sold to SPN in September 2024. We have not completed development of any of our other product candidates, which we call live biotherapeutic candidates, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our expenses may increase substantially in connection with our ongoing and future activities, particularly if and as we:

•
invest in our early-stage pipeline product candidates, including SER-603 in IBD and SER-155 in irEC;
•
conduct clinical trials for SER-155 in allo-HCT and for other medically vulnerable populations;
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

We will need to secure additional funding to maintain operations beyond our current cash runway. Based on our currently available cash resources, the $12.5 million Milestone Termination Payment received from SPN in July 2026, and the expected receipt of the additional $12.5 million Milestone Termination Payment due from SPN in October 2026, and considering our future operating plans, we anticipate that we will require additional funding following the first quarter of 2027. However, due to our smaller business size and the early stage of development of our remaining assets, there can be no assurance that we will be able to raise the required capital on favorable terms, or at all. This potential inability to obtain necessary funding could have a material adverse effect on our growth prospects, financial condition, and results of operations.

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

In addition, many of the factors that cause, or lead to, the termination or suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates and harming our business and results of operations.

In addition, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted with respect to clinical trials. For instance, the regulatory landscape related to clinical trials in the European Union, or EU, recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as contract research organizations, or CROs, may impact our development plans.

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

We have and may in the future seek Fast Track designation for some of our product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address unmet medical needs for this condition, the drug or biologic sponsor may apply for Fast Track designation. We received Fast Track designation for SER-155 to reduce the risk of infection and GvHD in patients undergoing allo-HCT. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. Once granted, Fast Track designation provides increased opportunities for sponsor meetings with the FDA during preclinical and clinical development, and a BLA submitted for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

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

In December 2024, we received Breakthrough Therapy designation for SER-155 for the reduction of BSIs in patients 18 years and older undergoing allo-HCT. We may seek these or other designations for future product candidates. A Breakthrough Therapy is defined as a drug or biologic that is intended to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed in early clinical development. For drugs or biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for clinical development. Drugs designated as breakthrough therapies by the FDA also receive all of the Fast Track program features, including eligibility for rolling review of the associated marketing application.

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

The ability of the FDA and other regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s and other regulatory authorities' ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s and other regulatory authorities' ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other regulatory authorities, such as the EMA, may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary regulatory authorities, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory authorities, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA's ability to conduct routine activities.

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

If we obtain approval of any of our product candidates, we may face competition from biosimilars. In the United States, the Biologics Price Competition and Innovation Act, or BPCIA, enacted in 2010 as part of the Patient Protection and Affordable Care Act, created an abbreviated approval pathway for biological products that are demonstrated to be “highly similar,” or biosimilar, to or “interchangeable” with an FDA-approved biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until four years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. This pathway could allow competitors to reference data from innovative biological products 12 years after the time of approval of the innovative biological product, though the FDA may not approve an application relying on such data for a further eight years. This data exclusivity does not prevent another company from developing a product that is highly similar to the innovative product, generating its own data and seeking approval. Data exclusivity only assures that another company cannot rely upon the data within the innovator’s application to support the biosimilar product’s approval.

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
•
the False Claims Act, imposes, among other things, criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;

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

Our patent portfolio currently includes 20 active patent application families (which includes an exclusive license to certain IP from Memorial Sloan Kettering Cancer Center). Of these, 16 applications have been nationalized, three are at the PCT stage, and one is at the provisional stage. To date, we have obtained issuance of 33 U.S. patents (which includes three as licensee). Of the issued U.S. patents, 13 U.S. patents (including one as licensee) have been assigned to Nestlé Health Science as part of its purchase of VOWST. We cannot provide any assurances that any of our pending patent applications will mature into issued patents and, if they do, that such patents or our current patents will include claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. For example, we are pursuing claims to therapeutic, binary compositions of certain bacterial populations. Any claims that may issue may provide coverage for such binary compositions and/or their use. However, there can be no assurance that an alternative composition that may fall outside the scope of such claims will not be equally effective. Further, while our product candidates are made up of specific cultivated bacteria, third-party compositions may have greater complexity and variability (e.g., lot to lot variations), and it is possible that a patent claim may provide coverage for some but not all third-party compositions. These and other factors may provide opportunities for our competitors to design around our patents, should they issue.

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

We have excess leased space that may adversely affect our financial condition and results of operations.

Following the sale of our VOWST Business, the completion of the TSA, and our cost reduction actions, we have significantly reduced our workforce and manufacturing footprint. In June 2026, we entered into the First Amendment to Lease with respect to our space at 101 Cambridge Park Drive, Cambridge, Massachusetts, which reduced our leased space from approximately 82,714 to 36,882 rentable square feet. In July 2026, we entered into the Third Amendment to Lease and Termination Agreement with respect to our space at 200 Sidney Street, Cambridge, Massachusetts, which provided for the surrender of approximately 21,295 rentable square feet and the revision of the lease expiration date for the remaining approximately 47,341 rentable square feet from January 2031 to December 31, 2026. We continue to have excess capacity under our remaining lease obligations that exceeds our current and anticipated operational needs. We remain obligated to make rental and other payments under these leases regardless of whether we utilize the leased space. Our near-term lease obligations, including under these lease amendments require us to make substantial cash payments that reduce the cash available to fund our research and development programs, clinical trials, and other operational needs.

Current commercial real estate market conditions, including elevated vacancy rates and declining demand for certain types of office and laboratory space, may further limit any sublease opportunities that remain available to us. Even if we are able to sublease any excess space, we would remain primarily liable to the landlord under the underlying leases, and any default by a subtenant could result in additional costs and liabilities to us.

In addition, we have been required to, and may in the future be required to recognize impairment charges with respect to right-of-use assets associated with leased properties that are no longer being fully utilized. Any such impairment charges could have a material adverse effect on our results of operations and financial condition.

The costs associated with our remaining lease obligations, termination payments, and impairment charges, combined with any inability to sublease such space or potential impairment charges, could materially and adversely affect our liquidity, cash flows, financial condition, and results of operations, and could limit our ability to invest in the advancement of SER-155 and our other pipeline programs.

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

We are subject to complex and changing laws, regulations, and executive orders, and compliance with these laws and regulations and executive orders is onerous and expensive. New and changing laws, regulations, and executive orders can adversely affect our business by increasing our costs, limiting the Company’s ability to pursue or offer a product candidate or product, and requiring changes to our business. New and changing laws, regulations, and executive orders can also create uncertainty about how such laws and regulations will be interpreted and applied. Regulatory changes and other actions that materially adversely affect our business may be announced with little or no advance notice and we may not be able to effectively mitigate all adverse impacts from such measures. Differing interpretations of such legal obligations can expose us to significant fines, government investigations, litigation and reputational harm. If we are found to have violated laws, regulations, or executive orders, it could materially adversely affect our business, reputation, results of operations and financial condition.

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
•
our requirement for additional capital to fund our operations following the first quarter of 2027;
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

Additionally, we and/or other parties in our value chain are subject to, or are expected to be subject to additional climate and other ESG-related obligations arising from legislation and regulation in the United States, the European Union and other jurisdictions, including new reporting requirements, even as the availability and quality of the information that may be required to comply with such laws and regulations remains limited. We expect our compliance costs with these laws, regulations, and reporting requirements to increase in the future, and any failure, or perceived failure, by us to adhere to such laws, regulations, and reporting requirements, or meet evolving and varied stakeholder expectations and standards, could harm our business, reputation, financial condition, and operating results.

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

During the three months ended June 30, 2026, no director or "officer" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Seres Therapeutics, Inc., dated June 27, 2023	8-K	001-37465	3.1	6/28/23

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Seres Therapeutics, Inc., dated April 5, 2024	8-K	001-37465	3.1	4/8/24

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Seres Therapeutics, Inc., dated April 21, 2025	8-K	001-37465	3.1	4/22/25

3.5	Amended and Restated Bylaws	8-K	001-37465	3.1	1/2/24

10.1	Non-Employee Director Compensation Program					*

10.2	Seres Therapeutics, Inc. 2025 Incentive Plan, as amended and restated	S-8	333-297341	99.1	7/9/26

10.3	Amendment No. 1 to Asset Purchase Agreement, dated June 2, 2026, by and between Seres Therapeutics, Inc. and Société des Produits Nestlé S.A.	8-K	001-37465	10.1	6/5/26

10.4^	First Amendment to Lease, dated June 4, 2026, by and between Seres Therapeutics, Inc. and 101 CPD, LLC	8-K	001-37465	10.2	6/5/26

10.5	Third Amendment to Lease and Termination Agreement, dated July 31, 2026, by and between Seres Therapeutics, Inc. and BMR-Sidney Research Campus, LLC	8-K	001-37465	10.1	8/4/26

10.6	Stock Issuance Agreement, dated July 31, 2026, by and between Seres Therapeutics, Inc. and BMR-Sidney Research Campus, LLC	8-K	001-37465	10.2	8/4/26

31.1	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Interim Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

^ Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERES THERAPEUTICS, INC.

Date: August 5, 2026	By:	/s/ Marella Thorell
Marella Thorell
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)