Form 10-Q
period 2026-09-30
Seres Therapeutics, Inc.
filed 2026-11-04
CIK 1609809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 2, 2026, the registrant had 10,195,031 shares of common stock, $0.001 par value per share, outstanding.

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
•
We will need additional funding in order to advance development of our product candidates (including to conduct the Phase 2 study of SER-155 in allo-HCT and/or a next study of SER-155 in irEC and to advance our earlier stage programs) and commercialize our product candidates, if approved. If we are unable to raise capital or secure a partnership or other business development transaction, we could be required to implement further cost-reduction measures, reduce or delay our product development programs or potential future commercialization efforts, or pursue other alternatives, which could include seeking relief under the U.S. Bankruptcy Code or winding down our operations.
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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited, in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$17,528	$45,766
Accounts receivable due from SPN - related party	12,500	360
Accounts receivable	183	157
Prepaid expenses and other current assets	4,212	3,093
Total current assets	34,423	49,376
Property and equipment, net	2,999	7,635
Operating lease assets	27,662	72,483
Restricted cash	773	8,668
Other non-current assets	31	31
Total assets	$65,888	$138,193
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,461	$1,682
Accrued expenses and other current liabilities	3,504	3,972
Accrued liabilities due to SPN - related party	3,278	3,278
Operating lease liabilities	12,650	10,390
Total current liabilities	20,893	19,322
Operating lease liabilities, net of current portion	23,122	72,576
Other long-term liabilities	514	2,077
Total liabilities	44,529	93,975
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2026 and December 31, 2025; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 360,000,000 shares authorized at September 30, 2026 and December 31, 2025; 10,049,501 and 9,556,466 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	10	10
Additional paid-in capital	1,025,370	1,016,611
Accumulated deficit	(1,004,021)	(972,403)
Total stockholders’ equity	21,359	44,218
Total liabilities and stockholders’ equity	$65,888	$138,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Grant revenue	593	351	1,687	351
Total revenue	593	351	1,687	351
Operating expenses:
Research and development expenses	5,592	12,616	27,928	37,376
General and administrative expenses	5,448	9,476	20,579	31,617
Impairment of long-lived assets	5,705	—	11,512	—
Manufacturing services	—	736	—	5,952
Total operating expenses	16,745	22,828	60,019	74,945
Loss from operations	(16,152)	(22,477)	(58,332)	(74,594)
Other income (expense):
Gain on sale of VOWST Business	—	27,222	25,000	79,588
Interest income	146	618	652	1,782
Other income (expense) (1)	(280)	2,841	1,062	14,255
Total other income (expense), net	(134)	30,681	26,714	95,625
Net (loss) income and comprehensive (loss) income	$(16,286)	$8,204	$(31,618)	$21,031
Net (loss) income per share attributable to common stockholders - basic	$(1.63)	$0.94	$(3.24)	$2.41
Net (loss) income per share attributable to common stockholders - diluted	$(1.63)	$0.94	$(3.24)	$2.40
Weighted average common shares outstanding - basic	9,982,031	8,758,692	9,764,763	8,735,418
Weighted average common shares outstanding - diluted	9,982,031	8,771,519	9,764,763	8,744,797

[1] Includes $0, $0, $2,028, and $11,827 for the three and nine months ended September 30, 2026 and 2025 related to reimbursement received from SPN (related party) for transition services provided by the Company.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited, in thousands, except share data)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2025	9,556,466	$10	$1,016,611	$(972,403)	$44,218
Issuance of common stock upon vesting of RSUs, net of tax withholdings	6,426	—	—	—	—
Issuance of common stock under ESPP	3,638	—	28	—	28
Issuance of common stock from at the market equity offering, net of issuance costs of $10	25,796	—	400	—	400
Stock-based compensation expense	—	—	1,766	—	1,766
Net loss	—	—	—	(19,913)	(19,913)
Balance at March 31, 2026	9,592,326	$10	$1,018,805	$(992,316)	$26,499
Issuance of common stock upon vesting of RSUs, net of tax withholdings	2,957	—	—	—	—
Issuance of common stock from at the market equity offering, net of issuance costs of $140	232,286	—	1,715		1,715
Stock-based compensation expense	—	—	1,739	—	1,739
Net income	—	—	—	4,581	4,581
Balance at June 30, 2026	9,827,569	$10	$1,022,259	$(987,735)	$34,534
Issuance of common stock upon vesting of RSUs, net of tax withholdings	2,686	—	—	—	—
Issuance of common stock from at the market equity offering, net of issuance costs of $106	113,643	—	741	—	741
Issuance of common stock in connection with lease termination	103,520	—	500	—	500
Issuance of common stock under ESPP	2,083	—	11	—	11
Stock-based compensation expense	—	—	1,859	—	1,859
Net loss	—	—	—	(16,286)	(16,286)
Balance at September 30, 2026	10,049,501	$10	$1,025,370	$(1,004,021)	$21,359

	Common Stock		Additional		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2024	8,650,227	$9	$991,874	$(978,099)	$13,784
Issuance of common stock upon vesting of RSUs, net of tax withholdings	12,966	—	—	—	—
Issuance of common stock under ESPP	14,188	—	184	—	184
Issuance of common stock from at the market equity offering, net of issuance costs of $26	54,806	—	996	—	996
Stock-based compensation expense	—	—	2,819	—	2,819
Net income	—	—	—	32,682	32,682
Balance at March 31, 2025	8,732,187	$9	$995,873	$(945,417)	$50,465
Issuance of common stock upon vesting of RSUs, net of tax withholdings	22,195	—	—	—	—
Stock-based compensation expense	—	—	2,340	—	2,340
Adjustment for fractional shares due to reverse stock split	100	—	—	—	—
Net loss	—	—	—	(19,855)	(19,855)
Balance at June 30, 2025	8,754,482	$9	$998,213	$(965,272)	$32,950
Issuance of common stock upon exercise of stock options	782	—	15	—	15
Issuance of common stock upon vesting of RSUs, net of tax withholdings	5,749	—	—	—	—
Issuance of common stock under ESPP	3,651	—	46	—	46
Stock-based compensation expense	—	—	2,482	—	2,482
Net income	—	—	—	8,204	8,204
Balance at September 30, 2025	8,764,664	$9	$1,000,756	$(957,068)	$43,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERES THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(31,618)	$21,031
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation expense	5,364	7,641
Depreciation and amortization expense	1,932	3,179
Impairment of long-lived assets	11,512	—
Non-cash operating lease cost	5,171	6,234
Gain on sale of VOWST business	(25,000)	—
Loss on disposal of fixed assets	354	—
Changes in operating assets and liabilities:
Accounts receivable due from SPN - related party	360	1,642
Accounts receivable	(26)	(351)
Prepaid expenses and other current and other non-current assets	1,244	2,701
Accounts payable	(221)	(2,402)
Accrued liabilities due to SPN - related party	—	(13,300)
Operating lease liabilities	(16,272)	(6,387)
Accrued expenses and other current and long-term liabilities	(2,031)	(4,161)
Net cash (used in) provided by operating activities	(49,231)	15,827
Cash flows from investing activities:
Purchases of property and equipment	—	(223)
Sales of property and equipment	66	—
Proceeds from VOWST milestone termination payment	12,500	—
Net cash provided by (used in) investing activities	12,566	(223)
Cash flows from financing activities:
Proceeds from at the market equity offering, net of issuance costs	2,856	996
Proceeds from exercise of stock options	—	15
Issuance of common stock under ESPP	39	230
Net cash provided by financing activities	2,895	1,241
Net (decrease) increase in cash, cash equivalents, and restricted cash	(33,770)	16,845
Cash, cash equivalents and restricted cash at beginning of period	54,434	39,461
Cash, cash equivalents and restricted cash at end of period	$20,664	$56,306
Supplemental disclosure of non-cash investing and financing activities:
Reduction in ROU asset and lease liability due to lease modification	$30,422	$—
Equity issued in connection with lease termination	$500	$—

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

The Company's initial focus in oncology is in two areas: (1) to prevent bacterial bloodstream infections (“BSIs”), including those that can harbor antimicrobial resistance (“AMR”), as well as other pathogen-associated negative clinical outcomes in patients undergoing allogeneic hematopoietic stem cell transplantation (“allo-HCT”), and (2) to prevent immune checkpoint-related enterocolitis (“irEC”), a frequent and often severe side effect of immune checkpoint inhibitor (“ICI”) therapy.

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

SER-155 is also being developed to prevent irEC, with the aim of enabling patients to continue their ICI cancer therapy and avoid the need for immunosuppressive steroid treatment. irEC is among the most frequent and severe immune-related adverse events (“irAEs”), in recipients of ICI therapy, and can be observed in up to 50% of ICI patients, with rates varying based on cancer drug and treatment regimen. Moderate to severe (Grade 2-3) irEC occurs in approximately 25% of all ICI therapy recipients in the United States. Clinical guidelines for patients who experience Grade 2 or higher irEC require treatment, which could include halting of ICI cancer treatment and initiating a systemic immunosuppressive corticosteroid, a biologic, or both, which are associated with clinically meaningful toxicities and other negative consequences, including systemic immunosuppression, increased infection risk, metabolic complications, and potential interference with cancer treatment. SER-155 was evaluated in 15 patients with moderate-to-severe irEC through an investigator-sponsored trial (“IST”), with Memorial Sloan Kettering Cancer Center, with whom the Company has had a decade-long collaboration. Top-line data from the IST showed that 80% of SER-155 recipients achieved an immunosuppressive-free clinical response of diarrhea (a primary symptom of irEC) at Day 15, which met the primary endpoint, defined as at least a 1-grade improvement in diarrhea symptoms without immunosuppressive therapy (i.e., a corticosteroid and/or biologic immunomodulator drug). All 12 participants with immunosuppressive-free clinical response at Day 15 had the same, or better, diarrhea grade at Day 43. SER-155 was well tolerated, with no drug-related serious adverse events observed. The Company is progressing plans for a next study evaluating SER-155 for the prevention of irEC in patients initiating ICI cancer therapy, which is expected to include a dose optimization component. The Company expects to submit the study design to the FDA in the first quarter of 2027.

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

On February 12, 2026, the Company announced that it implemented cost reduction actions, including reducing its workforce by approximately 30%. During the nine months ended September 30, 2026, the Company incurred approximately $914 in restructuring costs, primarily related to severance costs, of which $718 was paid in the first quarter of 2026, and the remainder of these costs were paid out in the second quarter of 2026.

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

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. As of September 30, 2026, the Company had an accumulated deficit of $1,004,021 and cash and cash equivalents of $17,528.

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

Primarily as a result of the costs associated with the discovery and development of novel live biotherapeutics, the Company incurred a net loss from operations of $58,332 for the nine months ended September 30, 2026. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future. Based on the Company’s currently available cash resources and the $12,500 Milestone Termination Payment (as defined below in Note 3, Discontinued Operations and TSA) received from SPN (as defined below) in October 2026, current and forecasted level of operations, and forecasted cash flows for the 12-month period subsequent to the date of issuance of these condensed consolidated financial statements, the Company will require additional funding to support its ongoing operations and meet its obligations as they come due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the SEC on March 12, 2026 (the “Annual Report”).

The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited consolidated financial statements. The condensed consolidated balance sheet at December 31, 2025 was derived from audited annual financial statements, but does not contain all of the footnote disclosures from the annual financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments which are necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented. Such adjustments are of a normal and recurring nature. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2026.

The Company’s condensed consolidated financial statements include its accounts and the accounts of its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The condensed consolidated financial statements have been prepared in conformity with U.S. GAAP.

On April 21, 2025, the Company effected a 1-for-20 reverse stock split of the Company’s common stock. All share and per share amounts in the financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split. The reverse stock split had no impact on the number of authorized shares or the par value of preferred and common stock. Therefore, the Company reclassified an amount equal to the reduction in the number of shares of common stock at par value to additional paid-in capital. No fractional shares were issued in connection with the reverse split, and stockholders who would otherwise be entitled to receive a fractional share instead received a cash payment equal to the fraction of a share of common stock in lieu of such fractional share. Proportionate adjustments were made to the number of shares authorized under the Company’s equity incentive plans, the number of shares subject to any award or purchase right under the Company’s equity incentive plans, and the exercise price or purchase price with respect to any stock option award or purchase right under the Company’s equity incentive plans. See Note 7, Common Stock and Stock-Based Awards, for further information.

2. Summary of Significant Accounting Policies

The significant accounting policies and estimates used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Annual Report. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2026.

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

Restricted Cash

The Company held restricted cash of $3,136 and $8,668 as of September 30, 2026 and December 31, 2025, respectively, which represents cash held for the benefit of the landlords for the Company’s leases. As of September 30, 2026 the Company classified $2,363 of restricted cash within prepaid expenses and other current assets as the terms of the relative underlying lease is less than one year and $773 of restricted cash as long-term on its condensed balance sheets as the terms of the underlying leases are greater than one year.

Cash, cash equivalents and restricted cash were comprised of the following (in thousands):

	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$17,528	$45,766
Restricted cash	3,136	8,668
Total cash, cash equivalents and restricted cash	$20,664	$54,434

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

The Company also entered into a Transition Services Agreement (“TSA”) with Nestlé Enterprises S.A., (“NESA”), an affiliate of SPN, in connection with the Transaction, through which the Company provided certain manufacturing services until December 31, 2025, and other transition services, for the duration specified in the schedule to the TSA for each service. The Company's obligations under the TSA are now complete. For the three and nine months ended September 30, 2026 and 2025, the Company recognized $0, $0, $2,028, and $11,827 respectively, of TSA reimbursement income in other income in the Company’s condensed consolidated statements of operations and comprehensive (loss) income. For the three and nine months ended September 30, 2026 and 2025, the Company incurred $0, $0, $736, and $5,952, respectively, of expenses related to manufacturing services and $0, $0, $76, and $3,585, respectively, of TSA labor and passthrough expenses to support the transition services, including finance and accounting, information technology, human resources, operations, and other services.

For the three and nine months ended September 30, 2026 and 2025, $0, $0, $1,756, and $13,743, respectively, was billed to NESA related to transition services performed by the Company, and the Company received $0, $360, $2,212, and $90,385 from

NESA during the periods, respectively. The payments received in 2025 included the installment payment of $50,000 received in January 2025 and the installment payment of $25,000 received in July 2025 which were conditioned on the Company’s material compliance with obligations under the TSA. The installment payments were recognized in Gain on sale of VOWST Business within continuing operations in the Company’s condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2025 as the gain was realizable.

The Company has estimated costs associated with certain accrued liabilities due to SPN - related party as a loss contingency in accordance with ASC 450, Contingencies. These contingent liabilities are presented as Accrued Liabilities due to SPN - related party from continuing operations on the condensed consolidated balance sheet as of September 30, 2026 and December 31, 2025 and consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Profit Sharing Payments	$1,701	$1,701
Royalties associated with the MSK Agreement	1,309	1,309
VOWST post-marketing safety surveillance study costs	268	268
Total accrued liabilities due to SPN - related party	$3,278	$3,278

The contingent liabilities accrued on the Company's condensed consolidated balance sheet are remeasured at each reporting period based on i) cash payments made by the Company to reduce the accrued liabilities due to SPN - related party and ii) revised estimates of the total remaining liabilities due to SPN - related party. For the three and nine months ended September 30, 2026 and 2025, the Company recognized a gain on sale of VOWST Business of $0, $0, $2,222, and $4,588, respectively, as a result of the change in accrued liabilities due to SPN - related party.

On June 2, 2026, the Company entered into Amendment No. 1 (the “APA Amendment”) to the Purchase Agreement. Pursuant to the Purchase Agreement, SPN agreed to pay the Company certain one-time contingent milestone payments during the Milestone Period (as defined in the Purchase Agreement) if and following the first time that the worldwide annual net sales of the Product (as defined in the Purchase Agreement) reached the following thresholds: (i) a $125,000 milestone payment upon the first calendar year in which annual worldwide net sales of the Product equal or exceed $400,000 (the “Second Sales Milestone Payment”); and (ii) a $150,000 milestone payment upon the first calendar year in which annual worldwide net sales of the Product equal or exceed $750,000 (the “Third Sales Milestone Payment”). Pursuant to the Purchase Agreement, the Prepaid Milestone (as defined in the Purchase Agreement) accrued interest during the Milestone Period, which would reduce the Second Sales Milestone Payment to Seres if and when it became payable (the “Milestone Interest Payments”). Pursuant to the APA Amendment, the parties agreed to terminate SPN’s obligations with respect to the Second Sales Milestone Payment, the Third Sales Milestone Payment and eliminate the Milestone Interest Payments that would have been due from the Company to SPN. In consideration for the foregoing, SPN agreed to a one-time payment to the Company of $25,000 (the “Milestone Termination Payment”), which amount is payable in two equal installments of $12,500, with the first installment paid on July 1, 2026 and the second installment paid on October 1, 2026.

As there are no conditions under which the Company would be required to repay the $25,000, or any portion of the interest that was accruing on the Prepaid Milestone under the Purchase Agreement, and there are no circumstances under which SPN would be relieved of its obligation to make this payment to the Company, the gain was considered realizable in June 2026 when the APA Amendment was signed. The Company recorded a Gain on Sale of VOWST Business within continuing operations of $25,000 during the nine months ended September 30, 2026 because the amount is fixed consideration and is no longer contingent on a future event. As of September 30, 2026 and December 31, 2025, the Company had $12,500 and $360 respectively, in accounts receivable due from SPN - related party in the Company’s condensed consolidated balance sheets.

4. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Laboratory equipment	$21,934	$23,852
Computer equipment	3,423	4,058
Furniture and office equipment	2,456	4,523
Leasehold improvements	3,749	30,954
Construction in progress	861	861
	32,423	64,248
Less: Accumulated depreciation and amortization	(29,424)	(56,613)
	$2,999	$7,635

Depreciation and amortization expense was $481, $1,932, $1,044, and $3,179 for the three and nine months ended September 30, 2026 and 2025, respectively. During the three and nine months ended September 30, 2026, the Company disposed of certain assets with a cost basis of $28,670 and $31,825 and a net book value of $2,318 and $2,704, primarily related to leasehold improvements that were impaired in connection with the Termination Agreement as defined in Note 6, Leases, as well as assets that were returned to the landlord in connection with the Lease Amendment as defined in Note 6, Leases. The Company did not dispose of any assets during the three and nine months ended September 30, 2025.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Clinical and development costs	$386	$246
Manufacturing and quality costs	93	145
Payroll and employee-related costs	2,074	2,685
Facility and other	951	896
	$3,504	$3,972

6. Leases

The Company leases real estate, primarily laboratory, office and manufacturing space. The Company’s leases have remaining terms ranging from less than one year to ten years. One of the Company's leases includes an option to renew, exercisable at the Company’s sole discretion, with renewal terms that can extend the lease for up to ten years. The Company previously evaluated the renewal options in its leases to determine if it was reasonably certain that the renewal option would be exercised. Given the Company’s current business structure, uncertainty of future growth, and the associated impact to real estate, the Company concluded that it is not reasonably certain that any renewal options would be exercised. Therefore, the operating lease assets and operating lease liabilities only contemplate the initial lease terms. All the Company’s leases qualify as operating leases.

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

During the nine months ended September 30, 2026, the Company identified an indicator of impairment relating to the Early Termination Premises, as the Company is not planning to use the Early Termination Premises; additionally, the Company is prohibited under the lease from marketing the Early Termination Premises for sublease. The Company determined that this represents a significant adverse change in the extent in which the long-lived asset was being used. The Company concluded that the carrying value of the Early Termination Premises, which represents a single asset group, was not recoverable as there are zero future cash flows that are expected to be generated from the assets within the asset group. The Company recognized an impairment loss of $5,807, consisting of $5,574 on the operating lease right-of-use asset and $233 on the leasehold improvements, in the nine months ended September 30, 2026. The impairment loss is disaggregated in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as a separate line, impairment of long-lived assets.

On July 31, 2026, the Company entered into the Third Amendment to Lease and Termination Agreement (the “Termination Agreement”) with BMR-Sidney Research Campus LLC, a Delaware limited liability company (the “Sidney Street Landlord”), the purpose of which is to effect an early termination of one of the Company’s leases, reducing the Company’s ongoing annual facilities costs and materially eliminating the Company’s primary restoration obligations. The Termination Agreement amends the Lease Agreement, dated November 11, 2015, by and between the Company and the Sidney Street Landlord (as amended, the “Sidney Street Lease”), pursuant to which the Company leases approximately 68,636 rentable square feet of office, laboratory, and manufacturing space located at 200 Sidney Street, Cambridge, Massachusetts (the “Existing Premises”).

The Termination Agreement provides for (i) effective as of August 1, 2026, the surrender by the Company to the Sidney Street Landlord of an aggregate area of approximately 21,295 rentable square feet of the Existing Premises (the “Sidney Early Termination Premises”), and (ii) the revision of the expiration date of the term of the Lease with respect to the remaining 47,341 rentable square feet of the Existing Premises (the “Renewal Premises”) from January 13, 2031 to December 31, 2026. As consideration for the Termination Agreement, the Company agreed to pay the following: (i) an increase to the letter of credit held by the Sidney Street Landlord in the amount of $2,238 (for a total letter of credit of $3,638), which the Sidney Street Landlord will apply toward rent and operating expenses through the term of the Renewal Premises, (ii) on or before January 4, 2027, a termination payment of $3,850, and (iii) an equity issuance of shares of the Company's common stock valued at $500 (the “Share Issuance”).

On July 31, 2026, in connection with the Share Issuance, the Company entered into a Stock Issuance Agreement (the “Stock Issuance Agreement”) with the Sidney Street Landlord, pursuant to which the Company agreed to issue 103,520 shares of Common Stock (the “Shares”) to the Sidney Street Landlord at a price per share of $4.83, which was the closing price of the Common Stock on the Nasdaq Global Select Market (“Nasdaq”) on July 31, 2026. The Shares are registered under the Company’s registration statement on Form S-3 (File No. 333-273794), pursuant to a prospectus supplement, dated July 31, 2026 and the accompanying base prospectus, dated August 15, 2023, and were freely tradeable when issued. The Stock Issuance Agreement contains customary representations and warranties of the Company and the Sidney Street Landlord and customary conditions to the share issuance.

The reduction of the lease term and associated lease payments for the Renewal Premises does not grant the Company an additional right-of-use, so it is therefore accounted for as a modification to the existing lease and not a new contract separate from the existing contract. Accordingly, the Company remeasured the lease liability to account for the remaining lease payments, inclusive of the letter of credit, the future termination payment, and the equity issuance, over the remaining lease term and decreased the associated lease liability and right-of-use asset by $18,884.

During the three months ended September 30, 2026, the Company identified an indicator of impairment relating to the Renewal Premises, as the Company fully exited the Renewal Premises concurrent with the Termination Agreement; additionally, given the reduced lease term of five months from the date the Termination Agreement was executed, the Company is unable to sublease the Renewal Premises. The Company determined that this represents a significant adverse change in the extent to which the long-lived asset was being used. The Company concluded that the carrying value of the Renewal Premises, which represents a single asset group, was not recoverable and the fair value of the asset group is zero. The Company recognized an impairment loss of $5,705, consisting of $3,654 on the operating lease right-of-use asset and $2,051 on the leasehold improvements, in the three and nine months ended September 30, 2026. The impairment loss is disaggregated in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as a separate line, impairment of long-lived assets.

Concurrent with the Termination Agreement, the Company assigned its existing sublease for the Sidney Early Termination Premises to the Sidney Street Landlord. As a result, the Company concluded that the remaining straight-line sublease receivable would not be realized and recognized a loss of $469 upon termination of the sublease, which is included within other income (expense) in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

The following table summarizes the presentation in the Company’s condensed consolidated balance sheets of its operating leases (in thousands):

	September 30, 2026	December 31, 2025
Assets:
Operating lease assets	$27,662	$72,483

Liabilities:
Operating lease liabilities	$12,650	$10,390
Operating lease liabilities, net of current portion	23,122	72,576
Total operating lease liabilities	$35,772	$82,966

The following table summarizes the effect of lease costs in the Company’s condensed consolidated statements of operations and comprehensive (loss) income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	$2,065	$4,781	$10,631	$14,399
Variable lease costs	887	1,745	4,040	4,708
Sublease (income) expense	287	(814)	(1,200)	(2,446)
Total lease costs	$3,239	$5,712	$13,471	$16,661

During the three and nine months ended September 30, 2026 and 2025, the Company made cash payments for operating leases of $2,584, $21,731, $4,837, and $14,552, respectively.

As of September 30, 2026, future payments of operating lease liabilities are as follows (in thousands):

As of September 30, 2026
2026 (remaining 3 months)	$2,579
2027	13,693
2028	4,443
2029	3,220
2030	3,317
2031 and thereafter	22,097
Total future minimum lease payments	$49,349
Less: interest	(13,577)
Present value of operating lease liabilities	$35,772

As of September 30, 2026, the weighted average remaining lease term was 8.49 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 9.5%. As of September 30, 2025, the weighted average remaining lease term was 6.29 years and the weighted average incremental borrowing rate used to determine the operating lease liability was 13%.

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

Additionally, at the 2025 Annual Meeting, stockholders approved the Seres Therapeutics, Inc. 2025 Incentive Award Plan (the “2025 Plan”) as an amendment and restatement of the Seres Therapeutics, Inc. 2015 Incentive Award Plan (the “2015 Plan”). The

amendment, among other things, authorized the issuance of 2,230,243 shares of the Company’s common stock for awards under the 2025 Plan, which includes 1,750,493 shares previously authorized for issuance under the 2015 Plan plus an increase of 479,750 shares (in each case, which amounts reflect the 1-for-20 reverse stock split), and extended the term of the 2025 Plan to March 3, 2035, the tenth anniversary of the approval of the 2025 Plan by the Company’s board of directors. On July 8, 2026, at the Company's reconvened 2026 annual meeting of stockholders (the “2026 Annual Meeting”), stockholders approved an amendment and restatement of the 2025 Plan to increase the number of authorized shares available for issuance under the 2025 Plan by 900,000.

On May 21, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $150,000, from time to time, through an “at the market” equity offering program (“ATM”) under which Cowen acts as sales agent. During the three and nine months ended September 30, 2026, the Company sold 113,643 and 371,725 shares of common stock under the Sales Agreement, at an average price of approximately $7.45 and $8.37 per share, respectively, raising aggregate net proceeds of approximately $741 and $2,856 after deducting an aggregate commission of approximately 3% and other issuance costs. During the nine months ended September 30, 2025, the Company sold 54,806 shares of common stock under the Sales Agreement, at an average price of approximately $18.60 per share, raising aggregate net proceeds of approximately $996 after deducting an aggregate commission of approximately 3% and other issuance costs. On August 13, 2026, the Company entered into a Sales Agreement (the “2026 Sales Agreement”) with TD Securities (USA) LLC (“TD Cowen”) to sell shares of the Company’s common stock, with aggregate gross sales proceeds of up to $100,000, from time to time, through an at the market equity offering program under which TD Cowen acts as sales agent. During the three months ended September 30, 2026, no shares were sold under the 2026 Sales Agreement.

Stock Options

The following table summarizes the Company’s stock option activity since December 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Outstanding as of December 31, 2025	1,124,208	$68.07	7.17	$228
Granted	777,579	$8.69
Exercised	—
Forfeited	(191,467)	$80.95
Outstanding as of September 30, 2026	1,710,320	$39.63	7.84	$—
Vested or expected to vest as of September 30, 2026	1,710,320	$39.63	7.84	$—
Options exercisable as of September 30, 2026	659,524	$83.60	6.06	$—

The weighted average grant date fair value of stock options granted during the three and nine months ended September 30, 2026 and 2025 was $6.34, $7.43, $10.34, and $13.30 per share, respectively.

During 2024, the Company granted stock options to certain executives for the purchase of an aggregate of 127,500 shares of common stock. These awards will vest only to the extent that the 30-day trailing simple average public market closing price of the Company's common stock reaches certain price thresholds. These awards have an exercise price of $22.00 and vest and become exercisable when the market conditions are satisfied or, if later, on the first anniversary of the grant date. These awards expire 10 years from the date of grant. The fair value of these market-based stock options was estimated using a Monte Carlo valuation method. During the three and nine months ended September 30, 2026 and 2025, the Company recognized $83, $331, $190 and $451, respectively, of compensation expense related to these awards.

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

The following table summarizes the Company’s RSU and PSU activity since December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units as of December 31, 2025	24,150	$57.31
Granted	173,385	$8.74
Vested	(157,551)	$13.32
Forfeited	(29,278)	$10.76
Unvested restricted stock units as of September 30, 2026	10,706	$45.35

During the three and nine months ended September 30, 2026 and 2025, the Company granted 0, 173,385, 68,596, and 79,846 RSUs, respectively. During the three and nine months ended September 30, 2026 and 2025, the Company did not grant any PSUs.

In February 2026, the Company issued retention awards to non-executive employees of the Company in the form of RSUs covering 173,385 shares of common stock with a grant date fair value of $8.74 per share. The retention RSUs were fully vested on September 30, 2026 subject to the employee's continued employment with the Company through such date. The compensation expense associated with these awards is being recognized ratably over the vesting period. For the three and nine months ended September 30, 2026, the Company recognized $530 and $1,271 in compensation expense with respect to the retention RSUs.

Stock-based Compensation Expense

The Company recorded stock-based compensation expense in the following expense categories of its condensed consolidated statements of operations and comprehensive (loss) income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expenses	$833	$1,076	$2,327	$3,417
General and administrative expenses	1,026	1,406	3,037	4,224
	$1,859	$2,482	$5,364	$7,641

8. Net (Loss) Income per Share

Basic and diluted net (loss) income per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic Earnings Per Share:
Numerator:
Net (loss) income	$(16,286)	$8,204	$(31,618)	$21,031
(Loss) income attributable to common stockholders - basic	$(16,286)	$8,204	$(31,618)	$21,031

Denominator:
Weighted-average shares outstanding - basic	9,982,031	8,758,692	9,764,763	8,735,418
Net (loss) income per share attributable to common stockholders - basic	$(1.63)	$0.94	$(3.24)	$2.41

Diluted Earnings Per Share:
Numerator:
Net (loss) income	$(16,286)	$8,204	$(31,618)	$21,031
(Loss) income attributable to common stockholders - diluted	$(16,286)	$8,204	$(31,618)	$21,031

Denominator:
Weighted-average shares outstanding - basic	9,982,031	8,758,692	9,764,763	8,735,418

Dilutive impact from:
Stock options to purchase common stock	—	2,139	—	—
Unvested restricted stock units	—	8,990	—	9,377
Shares issuable under employee stock purchase plan	—	1,698	—	2
Weighted-average shares outstanding - diluted	9,982,031	8,771,519	9,764,763	8,744,797
Net (loss) income per share applicable to common stockholders - diluted	$(1.63)	$0.94	$(3.24)	$2.40
Anti-dilutive potential common stock equivalents excluded from the calculation of net (loss) income per share:
Stock options to purchase common stock	1,710,320	1,188,732	1,710,320	1,188,732
Unvested restricted stock units	10,706	100,824	10,706	100,824
Shares issuable under employee stock purchase plan	1,851	1,256	623	423
Warrants to purchase common stock	32,379	32,379	32,379	32,379

The Company’s potential dilutive securities include stock options, unvested restricted common stock and shares issuable under the 2015 Employee Stock Purchase Plan. The effect of dilutive securities was calculated using the treasury stock method. The anti-dilutive potential common stock equivalents for the three and nine months ended September 30, 2026 were excluded from the computation of diluted net loss per share attributable to common stockholders because those stock options to purchase common stock, restricted stock units, and shares issuable under employee stock purchase plan had an anti-dilutive impact as the Company reported a net loss from continuing operations attributable to common stockholders for those periods. The anti-dilutive potential common stock equivalents for the three and the nine months ended September 30, 2025 were excluded from the computation of diluted net income per share attributable to common stockholders because those stock options to purchase common stock and restricted stock units had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for those periods. For that same period, the warrants to purchase common stock were excluded because the exercise price of the warrants is greater than the average fair value of the Company’s common shares.

9. Commitments and Contingencies

Leases

Refer to Note 6, Leases, for discussion of the commitments associated with the Company’s lease portfolio.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2026 or December 31, 2025.

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

The Company did not accrue any liabilities related to legal contingencies in its condensed consolidated financial statements as of September 30, 2026 or December 31, 2025.

10. Income taxes

The Company did not provide for any income taxes in its condensed consolidated statement of operations and comprehensive (loss) income for the three and nine months ended September 30, 2026 and 2025. Management considered the Company’s history of cumulative net losses incurred since inception, its early stage of development of its product candidates, and its projection of book and tax losses for the year ending December 31, 2026. Based on its evaluation of the positive and negative evidence bearing upon its ability to realize its deferred tax assets, the Company determined that it is more likely than not that it will not realize such benefits. Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets as of September 30, 2026 and December 31, 2025, and has not recorded any income taxes for the three and nine months ended September 30, 2026 and 2025. Management reevaluates the positive and negative evidence at each reporting period.

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

As of September 30, 2026 and December 31, 2025, there was $3,278 included in Accrued Liabilities due to SPN - related party on the Company’s condensed consolidated balance sheet, which represents amounts due to SPN pursuant to the Purchase Agreement, which are further described in Note 3, Discontinued Operations and TSA. During the three and nine months ended September 30, 2026 and 2025, the Company paid $0, $0, $6,284, and $7,593, to SPN related to the Purchase Agreement during the periods, respectively.

As described in Note 3, Discontinued Operations and TSA, the Company entered into the TSA with NESA, an affiliate of SPN, in connection with the Transaction, through which the Company provided certain manufacturing services until December 31, 2025, and other transition services, for the duration specified in the schedule to the TSA for each service. For the three and nine months ended September 30, 2026 and 2025, the Company recognized $0, $0, $2,028, and $11,827, respectively, of TSA reimbursement income in other income in the Company’s condensed consolidated statements of operations and comprehensive (loss) income. For the three and nine months ended September 30, 2026 and 2025, the Company incurred $0, $0, $736, and $5,952, respectively, of expenses related to manufacturing services and $0, $0, $76, and $3,585, respectively, of TSA labor and passthrough expenses to support the transition services, including finance and accounting, information technology, human resources, operations, and other services.

During the three and nine months ended September 30, 2026 and 2025, $0, $0, $1,756, and $13,743, respectively, was billed to NESA related to transition services performed by the Company, and the Company received payments of $0, $360, $2,212, and $90,385, respectively, related to transition services performed. The payments received in 2025 included the installment payment of $50,000 received in January 2025 and the second installment payment of $25,000 received in July 2025 which were conditioned on the Company’s material compliance with obligations under the TSA. As of September 30, 2026 and December 31, 2025, the Company had $12,500 and $360, respectively, in accounts receivable due from SPN - related party, and $0 and $169 included in prepaid expenses and other current assets, respectively, relating to the sale of certain manufacturing and laboratory equipment, in the Company’s condensed consolidated balance sheets.

As described in Note 3, Discontinued Operations and TSA, the Company entered into the APA Amendment with SPN pursuant to which the parties agreed to terminate SPN’s obligations with respect to the Second Sales Milestone Payment, the Third Sales Milestone Payment and eliminate the Milestone Interest Payments that would have been due from the Company to SPN. In consideration for the foregoing, SPN agreed to a one-time payment to the Company of $25,000 (the “Milestone Termination Payment”), which amount is payable in two equal installments of $12,500, with the first installment paid on July 1, 2026 and the second installment paid on October 1, 2026. The Company recorded a Gain on Sale of VOWST Business within continuing operations and the corresponding receivable due from SPN of $25,000 during the three months ended June 30, 2026 because the amount is fixed consideration and is no longer contingent on a future event.

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

The Company's reportable segment net (loss) income for the three and nine months ended September 30, 2026 and 2025, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Grant revenue	$593	$351	$1,687	$351
Significant segment expenses:
Live biotherapeutics platform	$2,297	$6,165	$13,705	$17,096
SER-155	282	1,220	1,028	2,841
R&D personnel-related (including stock-based compensation)	2,732	5,229	12,332	17,431
G&A personnel-related (including stock-based compensation)	1,964	3,863	7,926	11,761
Professional fees	1,753	2,035	4,909	7,370
Facility-related and other	1,731	3,578	7,744	12,486
Impairment of long-lived assets	5,705	—	11,512	—
Gain on sale of VOWST Business (2)	—	(27,222)	(25,000)	(79,588)
Other segment expense (income) (1)	415	(2,721)	(851)	(10,077)
Net (loss) income	$(16,286)	$8,204	$(31,618)	$21,031

[1] Other segment expense (income) includes manufacturing services expenses, research and development expenses on early stage programs, interest income and other expense (income), net.

[2] See Note 3, Discontinued Operations and TSA, for further details.

13. Subsequent Events

On October 22, 2026, Marella Thorell resigned from her positions as Executive Vice President and Chief Financial Officer of the Company, effective November 15, 2026 (the “Effective Date”). In connection with her resignation, on November 2, 2026, the Company and Ms. Thorell entered into an advisory agreement (the "Advisory Agreement") under which Ms. Thorell will provide advisory services to the Company from her resignation through March 31, 2027.

As of the Effective Date, the Board has designated Richard Kender, the Company’s Executive Chair and Interim Chief Executive Officer and principal executive officer, to serve as the Company’s principal financial officer and principal accounting officer. Mr. Kender will continue to serve as the Company’s Executive Chair and Interim Chief Executive Officer and principal executive officer, and he will not receive any additional compensation for his role as interim principal financial officer and principal accounting officer during this period.

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

In the context of preventing infection for patients undergoing allo-HCT for hematological cancer, we believe that our technology may be replicable across different bacterial pathogens with the potential to develop live biotherapeutics to protect a range of medically compromised patients at risk of antimicrobial resistance, or AMR, infections and bloodstream infections, or BSIs, that can result from a compromised mucosal epithelial barrier and that can be a major cause of mortality. SER-155, our most advanced LBP candidate, is an investigational, oral, live biotherapeutic designed to decolonize GI pathogens, improve GI mucosal epithelial barrier integrity, and induce immune homeostasis to prevent bacterial BSIs, including those that can harbor antimicrobial resistance, as well as other pathogen-associated negative clinical outcomes in patients undergoing allogeneic hematopoietic stem cell transplantation, or allo-HCT. In our placebo-controlled Phase 1b study of SER-155 in allo-HCT, SER-155 was associated with a 77% relative risk reduction in bacterial BSIs and a significant reduction in systemic antibiotic exposure as well as a lower incidence of febrile neutropenia, as compared to placebo through day 100 post HCT. SER-155 was generally well tolerated, with no observed treatment-related serious adverse events. Drug pharmacology data demonstrated that SER-155 significantly promoted mucosal epithelial barrier integrity and had a positive impact on biomarkers of systemic inflammation and immune homeostasis. In November 2026, we announced that results from our Phase 1b clinical study of SER-155 in adults undergoing allo-HCT were published in Nature Medicine, marking an important milestone for the program and providing recognition of the innovative science being advanced by the Company. Following advancement of key startup activities for the SER-155 Phase 2 study in allo-HCT, including the submission of a final protocol to the FDA in January 2026, study site evaluation and qualification with our CRO, and manufacturing of drug substance, we have paused additional investment in that program while continuing to seek funding for the Phase 2 study.

SER-155 is also being developed to prevent irEC, with the aim of enabling patients to continue their ICI cancer therapy and avoid the need for immunosuppressive steroid treatment. irEC is among the most frequent and severe immune-related adverse events, or irAEs, in recipients of immune checkpoint inhibitor, or ICI, therapy and can be observed in up to 50% of ICI patients, with rates varying based on cancer drug and treatment regimen. Moderate to severe (Grade 2-3) irEC occurs in approximately 25% of all ICI therapy recipients in the United States. Clinical guidelines for patients who experience Grade 2 or higher irEC require treatment, which could include halting of ICI cancer treatment and initiating a systemic immunosuppressive corticosteroid, a biologic, or both, which are associated with clinically meaningful toxicities and other negative consequences, including systemic immunosuppression, increased infection risk, metabolic complications, and potential interference with cancer treatment. In 2026, it is estimated that there are a total of 300,000 patients on ICI cancer therapy in the United States, and this figure is increasing as ICI are being used across multiple cancer types, in earlier intervention and in combination with other cancer therapies. ICIs can cause a wide range of irAEs with links to T cell biology and epithelial barrier inflammation, both of which are biological functions shown in our preclinical and clinical pharmacology data to be positively impacted by SER-155.

SER-155 was evaluated in 15 patients with moderate-to-severe irEC through an investigator-sponsored trial, or IST, with Memorial Sloan Kettering Cancer Center, an institution with whom we have had a decade-long collaboration. Top-line data from the IST showed that 80% of SER-155 recipients achieved an immunosuppressive-free clinical response of diarrhea (a primary symptom of irEC) at Day 15, which met the primary endpoint, defined as at least a 1-grade improvement in diarrhea symptoms without immunosuppressive therapy (i.e., a corticosteroid and/or biologic immunomodulator drug). All 12 participants with immunosuppressive-free clinical response at Day 15 had the same, or better, diarrhea grade at Day 43. SER-155 was well tolerated, with no drug-related serious adverse events observed. In addition, drug pharmacology translational biomarkers of gastrointestinal inflammation (fecal calprotectin) and of mucosal epithelial barrier integrity (fecal albumin), which were elevated in participants at baseline, prior to SER-155 dosing, both showed decreases post SER-155 treatment, with statistically significant reductions achieved by Day 43, reflecting improvement in two mechanistically linked dimensions of irEC disease. Participants in the study were on a wide range of ICI types, including PD-1 inhibitors (Keytruda®, Opdivo®, Zynyz®), PD-L1 inhibitors (Imfinzi®, Bavencio®), CTLA-4 inhibitors (Yervoy®, Imjudo®), LAG-3 inhibitor (Opdualag®), and combinations thereof.

We believe there remains a significant unmet need for systemic immunosuppressive-free therapeutic approaches that reduce gastrointestinal inflammation and diarrhea and may allow patients who develop irEC to avoid disruption of their life-saving ICI cancer treatment and the promising study results support continued development of SER-155 for irEC patients.

We plan to advance SER-155 into a next study in irEC evaluating prophylactic oral administration and dose optimization in patients initiating ICI cancer therapy. The prevention approach aims to reduce incidence of irEC, keep patients on ICI therapy and avoid immunosuppressive irEC treatments. The study is being designed in consultation with leading oncologists and irEC experts. As part of the development program, we intend to engage with FDA to discuss study design and potential endpoints including incidence of irEC (all grades), ICI administration and safety. In addition, we intend to seek feedback from FDA on our plans to optimize dosing for prophylaxis, which could include a healthy volunteer study component or a dosing lead-in element, the results of which are expected to inform the prophylactic dosing course before initiating dosing in the broader ICI population. We expect to submit the study design to the FDA in the first quarter of 2027. We are also engaging with potential partners as we evaluate next steps for the development of SER-155 in irEC.

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

We have built and deployed a reverse translational platform and knowledge base for the discovery and development of live biotherapeutics and maintain extensive proprietary know-how that may be used to support future research and development efforts. This platform incorporates high-resolution analysis of human clinical data to identify microbiome biomarkers associated with disease and non-disease states; preclinical screening using human cell-based assays and in vitro/ex vivo and in vivo disease models customized for live biotherapeutics; and a strain library and associated microbiological capabilities that span broad biological and functional breadth. This platform and knowledge base are integrated through a proprietary knowledge graph and agentic artificial intelligence, enabling rapid identification of specific microbes, microbial genes, and microbial metabolites/peptides associated with disease and the design of therapeutic consortia of bacteria for specific pharmacological properties to restructure the gut microbiome and modulate functional pathways associated with disease. In addition, we own a valuable intellectual property estate related to the development and manufacture of live biotherapeutics.

Since our inception in October 2010, we have devoted substantially all of our resources to developing our programs, platforms, and technologies, building our intellectual property portfolio, developing our supply chain, business planning, raising capital and providing general and administrative support for these operations.

Our product candidates are in early-stage clinical or preclinical development. Our ability to achieve profitability will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. Since our inception, we have incurred significant operating losses. Our net loss from operations was $58.3 million for the nine months ended September 30, 2026. As of September 30, 2026, we had an accumulated deficit of $1,004.0 million.

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

As of September 30, 2026, we had cash and cash equivalents totaling $17.5 million. Based on our currently available cash resources, the $12.5 million Milestone Termination Payment received from SPN in October 2026, and considering our future operating plans, we anticipate that we will require additional funding following the first quarter of 2027. In accordance with applicable accounting standards, we evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within 12 months after the date of the issuance of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In performing this analysis, we excluded certain elements of our operating plan that cannot be considered probable of occurring. Under the applicable accounting standards, any future transactions or equity issuances cannot be considered probable, as these events are outside our control. Accordingly, management has concluded that substantial doubt exists about our ability to continue as a going concern for 12 months from the date the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. See “Risk Factors— Risks Related to Our Financial Position and Need for Additional Capital —We have identified conditions and events that raise substantial doubt regarding our ability to continue as a going concern.”

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

On February 12, 2026, we announced that we implemented cost reduction actions, including reducing our workforce by approximately 30%. During the nine months ended September 30, 2026, we incurred approximately $0.9 million in restructuring costs, primarily related to severance costs, of which $0.7 million was paid during the first quarter of 2026, and the remainder was paid out in the second quarter of 2026.

On June 5 and August 5, 2026, we announced that we amended two of our leases for a portion of our space in Cambridge, Massachusetts, under which we reduced our leased space, rental rate and facility operating expenses. The restructured leases are expected to materially reduce our ongoing annual facility-related costs and long-term obligations. On July 31, 2026, we entered into the Third Amendment to Lease and Termination Agreement with BMR-Sidney Research Campus LLC, the purpose of which was to effect an early termination of our lease at 200 Sidney Street, Cambridge, Massachusetts, reducing our ongoing annual facilities costs and materially eliminating our primary restoration obligations. Refer to Note 6, Leases, included elsewhere in this Quarterly Report on Form 10-Q for more information.

Our Product Pipeline

Addressing unmet medical needs in oncology patients

Treatment of Immune checkpoint-related enterocolitis (irEC)

SER-155 for irEC patients

We have been collaborating with Memorial Sloan Kettering Cancer Center for over a decade on the impact of the GI microbiome on immune related diseases and cancer; recently this long-standing collaboration included a single arm, open-label Phase 1b investigator-sponsored trial, or IST, evaluating SER-155 as a potential treatment in irEC. The study evaluated SER-155 in 15 patients with moderate-to-severe (Grade 2- 3) irEC, which affects approximately 25% of all ICI therapy recipients in the United States. Clinical guidelines for patients who experience Grade 2 or higher irEC require treatment, which could include halting of ICI cancer treatment and initiation of systemic immunosuppressive corticosteroids, which are associated with clinically meaningful toxicities and other negative consequences, including systemic immunosuppression, increased infection risk, metabolic complications, and potential interference with cancer treatment. There remains a significant unmet need for systemic, immunosuppressive-free therapeutic approaches that reduce gastrointestinal inflammation and diarrhea and may allow patients who develop irEC to avoid disruption of their life-saving ICI cancer treatment. Participants in the study were on a wide range of ICI types, including PD-1 inhibitors (Keytruda®, Opdivo®, Zynyz®), PD-L1 inhibitors (Imfinzi®, Bavencio®), CTLA-4 inhibitors (Yervoy®, Imjudo®), LAG-3 inhibitor (Opdualag®), and combinations thereof.

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

We believe data from this IST further supports the potential for live biotherapeutics to address a significant unmet need among the large population of cancer patients receiving ICIs for systemic immunosuppressive-free therapeutic approaches that have the potential to reduce gastrointestinal inflammation and diarrhea and may allow patients who develop irEC to avoid disruption of their life-saving ICI cancer treatment. We plan to advance SER-155 into a next study in irEC evaluating prophylactic oral administration and dose optimization in patients initiating ICI cancer therapy. The prevention approach aims to reduce incidence of irEC, keep patients on ICI therapy and avoid immunosuppressive irEC treatments. The study is being designed in consultation with leading oncologists and irEC experts. As part of the development program, we intend to engage with FDA to discuss study design and potential endpoints including incidence of irEC (all grades), ICI administration, and safety. In addition, we intend to seek feedback from FDA on our plans to optimize dosing for prophylaxis, which could include a healthy volunteer study component or a dosing lead-in element, the results of which are expected to inform the prophylactic dosing course before initiating dosing in the broader ICI population. We expect to submit the study design to the FDA in the first quarter of 2027.

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

In November 2026, we announced that results from our Phase 1b clinical study of SER-155 in adults undergoing allo-HCT were published in Nature Medicine, marking an important milestone for the program and providing recognition of the innovative science being advanced by the Company.

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

In October 2026, we presented preclinical data for SER-428 at IDWeek in Washington, D.C. in a poster presentation. In preclinical in vivo pathogen colonization models, oral administration of SER-428 led to up to a 1,000- fold reduction of Enterococcus faecium and Klebsiella pneumoniae. These findings support the potential of SER-428 to reduce GI pathogen abundance, bloodstream infections, and antimicrobial resistance in high-risk patients. The SER-428 liquid formulation was stable, including during the intended in-use period and following simulated feeding tube delivery.The findings presented provided important preclinical support for both the biological activity and the formulation characteristics of SER-428 as we continue to advance our clinical development plans for SER-428.

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

Intellectual Property

Patent Portfolio

We have an extensive patent portfolio directed to rationally designed ecologies of spores and microbes. The portfolio includes both company-owned patents and applications, and those that we have rights to as licensee. The patents and applications included in our portfolio cover both composition of matter and methods (e.g., method of treating). Our intellectual property rights related to SER-155, SER-147, SER-428 and/or SER-603 extend through at least part of 2046 (not including any potential term extension). We plan on continuing to broaden our patent portfolio. Currently, we have 21 active patent families, which includes 16 nationalized applications, three at the PCT stage, and one at the provisional stage. To date, we have obtained issuance of 33 U.S. patents (which includes three as licensee). Of the issued U.S. patents, 13 U.S. patents (including one as licensee) have been assigned to Nestlé Health Science as part of its purchase of VOWST.

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

Impairment of Long-Lived Assets

We recognized an impairment loss of $5.7 million and $11.5 million for the three and nine months ended September 30, 2026, respectively, related to our operating leases and the associated leasehold improvements as an indicator of impairment was deemed to exist and the carrying value of the asset group exceeded its fair value. Refer to Note 6, Leases, included elsewhere in this Quarterly Report on Form 10-Q, for more information.

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

Income Taxes

Since our inception in 2010, we have not recorded any U.S. federal or state income tax benefits for the net losses we have incurred in each year or our earned research and development tax credits, due to our uncertainty of realizing a benefit from those items. We did not provide for any income taxes in the three and nine months ended September 30, 2026 or 2025.

Critical Accounting Policies and Significant Judgments and Estimates

Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires the application of appropriate technical accounting rules and guidance, as well as the use of estimates. The application of these policies necessarily involves judgments regarding future events. These estimates and judgments, in and of themselves, could materially impact the condensed consolidated financial statements and disclosures based on varying assumptions. The accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 12, 2026, or the Annual Report, are considered by management to be the most important to an understanding of the consolidated financial statements because of their significance to the portrayal of our financial condition and results of operations. There have been no material changes to that information disclosed in our Annual Report during the three and nine months ended September 30, 2026.

Results of Operations

Comparison of Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Change

Revenue:
Grant revenue	593	351	242
Total revenue	593	351	242
Operating expenses:
Research and development expenses	5,592	12,616	(7,024)
General and administrative expenses	5,448	9,476	(4,028)
Impairment of long-lived assets	5,705	—	5,705
Manufacturing services	—	736	(736)
Total operating expenses	16,745	22,828	(6,083)
Loss from operations	(16,152)	(22,477)	6,325
Other income (expense):
Gain on sale of VOWST Business	—	27,222	(27,222)
Interest income	146	618	(472)
Other income (expense)	(280)	2,841	(3,121)
Total other income (expense), net	(134)	30,681	(30,815)
Net (loss) income	$(16,286)	$8,204	$(24,490)

Revenue

Total revenue was $0.6 million and $0.4 million for the three months ended September 30, 2026 and 2025 consisting of costs reimbursable under the CARB-X grant that we were awarded in the third quarter of 2025.

Research and Development Expenses

	Three Months Ended September 30,
	2026	2025	Change

Live biotherapeutics platform	$2,297	$6,165	$(3,868)
SER-155	282	1,220	(938)
Early stage programs	281	2	279
Total direct research and development expenses	2,860	7,387	(4,527)
Personnel-related (including stock-based compensation)	2,732	5,229	(2,497)
Total research and development expenses	$5,592	$12,616	$(7,024)

Research and development expenses were $5.6 million for the three months ended September 30, 2026 and $12.6 million for the three months ended September 30, 2025. The decrease of $7.0 million was primarily due to the following:

•
a decrease in personnel-related costs of $2.5 million primarily due to a decrease in salaries, bonuses, employee benefits expenses, and stock-based compensation expense due to lower headcount;
•
a decrease of $3.9 million in expenses related to our live biotherapeutics platform and research and development operations primarily due to the conclusion of the TSA with Nestlé as of December 31, 2025, under which we incurred costs related to inventory shipments and storage of sample material that were reimbursed by Nestlé in 2025, as well as a reduction in facilities costs related to the Lease Amendment that was effective during the second quarter of 2026 and the Termination Agreement that was effective during the third quarter of 2026;
•
a decrease of $0.9 million in expenses related to our SER-155 program as investment related to the Phase 2 study of SER-155 in allo-HCT was paused in February 2026; partially offset by
•
an increase of $0.3 million in expenses related to our early stage programs primarily related to activities associated with the development of SER-428, for which the related reimbursements received from CARB-X are included within grant revenue.

General and Administrative Expenses

	Three Months Ended September 30,
	2026	2025	Change

Personnel related (including stock-based compensation)	$1,964	$3,863	$(1,899)
Professional fees	1,753	2,035	(282)
Facility-related and other	1,731	3,578	(1,847)
Total general and administrative expenses	$5,448	$9,476	$(4,028)

General and administrative expenses were $5.4 million for the three months ended September 30, 2026 compared to $9.5 million for the three months ended September 30, 2025. The decrease of $4.0 million was primarily due to the following:

•
a decrease in personnel-related costs of $1.9 million primarily due to a decrease in salaries, bonuses, employee benefits expenses, and stock-based compensation expenses due to lower headcount;
•
a decrease in professional fees of $0.3 million due to lower legal fees, and
•
a decrease in facility-related and other costs of $1.8 million primarily related to information technology costs that were incurred as part of the TSA and reimbursed by Nestlé that did not reoccur in 2026, as well as a reduction in facilities costs related to the Lease Amendment that was effective during the second quarter of 2026 and the Termination Agreement that was effective during the third quarter of 2026.

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

Impairment of Long-Lived Assets

Impairment of long-lived assets was $5.7 million for the three months ended September 30, 2026, consisting of $3.7 million related to right-of-use assets and $2.0 million related to the associated leasehold improvements. Refer to Note 6, Leases, included elsewhere in this Quarterly Report on Form 10-Q, for more information.

Other Income (Expense), Net

Other income (expense), net was $0.1 million of expense and $30.7 million of income for the three months ended September 30, 2026 and 2025, respectively. The decrease of $30.8 million in other income, net was due to the $27.2 million gain on sale of the VOWST business primarily due to the installment payment received from Nestlé in July 2025 that was conditioned on our material compliance with obligations under the TSA, as well as $2.0 million of reimbursement income associated with the performance of TSA services in the third quarter of 2025 that did not reoccur in 2026 due to the conclusion of the TSA at the end of 2025, a decrease in sublease income of $1.1 million, and a decrease in interest income of $0.4 million due to our lower cash balance.

Comparison of Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Revenue:
Grant revenue	1,687	351	1,336
Total revenue	1,687	351	1,336
Operating expenses:
Research and development expenses	27,928	37,376	(9,448)
General and administrative expenses	20,579	31,617	(11,038)
Impairment of long-lived assets	11,512	—	11,512
Manufacturing services	—	5,952	(5,952)
Total operating expenses	60,019	74,945	(14,926)
Loss from operations	(58,332)	(74,594)	16,262
Other income (expense):
Gain on sale of VOWST Business	25,000	79,588	(54,588)
Interest income	652	1,782	(1,130)
Other income (expense)	1,062	14,255	(13,193)
Total other income (expense), net	26,714	95,625	(68,911)
Net (loss) income	$(31,618)	$21,031	$(52,649)

Revenue

Total revenue was $1.7 million and $0.4 million for the nine months ended September 30, 2026 and 2025 consisting of costs reimbursable under the CARB-X grant. The increase reflects a full nine months of activity in 2026, compared with one quarter in 2025, as the award became effective in the third quarter of 2025.

Research and Development Expenses

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Live biotherapeutics platform	$13,705	$17,096	$(3,391)
SER-155	1,028	2,841	(1,813)
Early stage programs	863	8	855
Total direct research and development expenses	15,596	19,945	(4,349)
Personnel-related (including stock-based compensation)	12,332	17,431	(5,099)
Total research and development expenses	$27,928	$37,376	$(9,448)

Research and development expenses were $27.9 million for the nine months ended September 30, 2026 and $37.4 million for the nine months ended September 30, 2025. The decrease of $9.4 million was primarily due to the following:

•
a decrease in personnel-related costs of $5.1 million primarily due to a decrease in salaries, bonus, employee benefits expenses, and stock-based compensation expense due to lower headcount; and
•
a decrease of $1.8 million in expenses related to our SER-155 program as investment related to preparation for the Phase 2 study of SER-155 in allo-HCT was paused in February 2026; and
•
a decrease of $3.4 million in expenses related to our live biotherapeutics platform and research and development operations primarily due to a reduction in facilities costs related to the Lease Amendment that was effective during the second quarter of 2026 and the Termination Agreement that was effective during the third quarter of 2026, partially offset by an increase in facilities costs due to the conclusion of the TSA with Nestlé as of December 31, 2025, under which a portion of our facility costs and other operational costs were included within manufacturing services expenses and were reimbursed by Nestlé in 2025; partially offset by

•
an increase of $0.9 million in expenses related to our early stage programs primarily related to activities associated with the development of SER-428, for which the related reimbursements received from CARB-X are included within grant revenue.

General and Administrative Expenses

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Personnel related (including stock-based compensation)	$7,926	$11,761	$(3,835)
Professional fees	4,909	7,370	(2,461)
Facility-related and other	7,744	12,486	(4,742)
Total general and administrative expenses	$20,579	$31,617	$(11,038)

General and administrative expenses were $20.6 million for the nine months ended September 30, 2026 compared to $31.6 million for the nine months ended September 30, 2025. The decrease of $11.0 million was primarily due to the following:

•
a decrease in personnel-related costs of $3.8 million primarily due to a decrease in salaries, bonus, employee benefits expenses, and stock-based compensation expenses due to the decrease in headcount period over period; and
•
a decrease in professional fees of $2.5 million due to lower legal and consulting fees, and
•
a decrease in facility-related and other costs of $4.7 million primarily related to information technology costs that were incurred as part of the TSA and reimbursed by Nestlé that did not reoccur in 2026 and facilities costs associated with the Termination Agreement that was effective during the third quarter of 2026.

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

Impairment of Long-Lived Assets

Impairment of long-lived assets was $11.5 million for the nine months ended September 30, 2026, consisting of $9.2 million related to right-of-use assets and $2.3 million related to the associated leasehold improvements. Refer to Note 6, Leases, included elsewhere in this Quarterly Report on Form 10-Q, for more information.

Other Income, Net

Other income (expense), net was $26.7 million of income and $95.6 million of income for the nine months ended September 30, 2026 and 2025, respectively. The decrease of $68.9 million in other income, net was due to the lower gain on sale of VOWST business in 2026 compared to 2025 of $54.6 million, as well as $11.8 million of reimbursement income associated with the performance of TSA services in the first half of 2025 that did not reoccur due to the conclusion of the TSA at the end of 2025, and a decrease in interest income of $1.1 million due to our lower cash balance. The $79.6 million gain on sale of the VOWST business recognized in the nine months ended September 30, 2025 was primarily due to the $75.0 million installment payments received from Nestlé in January and July 2025 that were conditioned on our material compliance with obligations under the TSA, while the $25.0 million gain on sale of VOWST business recognized in the nine months ended September 30, 2026 was related to the Milestone Termination Payment received from SPN in July and October 2026.

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
(iii)
prepayment of the $60 million Prepaid Milestone, which was paid in cash at Closing; and
(iv)
potential future sales milestone payments of $125.0 million and $150.0 million, tied to the achievement of worldwide annual net sales of the Product of $400.0 million and $750.0 million, respectively, during the Milestone Period.

As a condition to Closing, we and SPN entered into the Securities Purchase Agreement, pursuant to which SPN purchased 714,285 shares of Common Stock at Closing, at a purchase price per share of $21.00, for an aggregate purchase price of $15.0 million.

On June 2, 2026, we entered into Amendment No. 1 (the “APA Amendment”) to the Purchase Agreement. Pursuant to the APA Amendment, the parties agreed to terminate SPN’s obligations with respect to the Milestone Payments described in clause (iv) above and eliminate the milestone interest payments that would have been due from us to SPN. In consideration for the foregoing, SPN agreed to a one-time payment to us of $25.0 million (the "Milestone Termination Payment"), payable in two equal installments of $12.5 million, with the first installment paid on July 1, 2026 and the second installment paid on October 1, 2026. As a result, no further milestone payments are payable to us under the Purchase Agreement.

In May 2021, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $150.0 million, from time to time, through an “at the market” equity offering program under which Cowen acts as sales agent. During the three and nine months ended September 30, 2026, we sold 113,643 and 371,725 shares of common stock under the Sales Agreement, at an average price of approximately $7.45 and $8.37 per share, raising aggregate net proceeds of approximately $0.7 million and $2.9 million after deducting an aggregate commission of approximately 3%. During the nine months ended September 30, 2025, we sold 54,806 shares of common stock under the Sales Agreement, at an average price of approximately $18.60 per share, raising aggregate net proceeds of approximately $1.0 million after deducting an aggregate commission of approximately 3% and other issuance costs. As of September 30, 2026, we have sold 2,560,420 shares of common stock under the Sales Agreement, at an average price of approximately $25.33 per share, raising aggregate net proceeds of approximately $62.2 million after deducting an aggregate commission of approximately 3% and other issuance costs. On August 13, 2026, we entered into a Sales Agreement, or the 2026 Sales Agreement, with TD Securities (USA) LLC, or TD Cowen, to sell shares of our common stock, with aggregate gross sales proceeds of up to $100.0 million, from time to time, through an "at the market" equity offering program under which TD Cowen acts as sales agent. During the three months ended September 30, 2026, no shares were sold under the 2026 Sales Agreement.

As of September 30, 2026, we had cash and cash equivalents totaling $17.5 million and an accumulated deficit of $1,004.0 million. For the nine months ended September 30, 2026, we incurred a loss from operations of $58.3 million. We expect that our operating losses and negative cash flows will continue for the foreseeable future.

Under applicable accounting standards, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within 12 months after the date the consolidated financial statements are issued. The ability to obtain sufficient proceeds from additional equity offerings, collaborations or other financing with terms favorable or acceptable to us cannot be considered probable, as these events are outside of our control. Based on our currently available cash resources, the $12.5 million Milestone Termination Payment received from SPN in October 2026, and considering our future operating plans, we anticipate that we will require additional funding following the first quarter of 2027. Accordingly, management has concluded that these circumstances raise substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing. If potential collaborators decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. We will need to generate significant revenues to achieve profitability, and we may never do so. Because of the numerous risks and uncertainties associated with the development of our current and any future product candidates, the development of our platform and technology and because the extent to which we may enter into collaborations with third parties for development of any of our product candidates is unknown, we are unable to estimate the amounts of increased capital outlays and operating expenses required for completing the research and development of our product candidates.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Cash (used in) provided by operating activities	$(49,231)	$15,827
Cash provided by (used in) investing activities	12,566	(223)
Cash provided by financing activities	2,895	1,241
Net (decrease) increase in cash, cash equivalents and restricted cash	$(33,770)	$16,845

Operating Activities

During the nine months ended September 30, 2026, cash used in operating activities was $49.2 million due to a net loss of $31.6 million and changes in our operating assets and liabilities of $16.9 million and non-cash charges of $0.7 million. Non-cash charges consisted of the impairment loss of $11.5 million, gain related to the APA Amendment of $25.0 million, stock-based compensation expense of $5.4 million, $5.1 million related to the amortization of right-of-use assets, $1.9 million of depreciation and amortization, and $0.4 million loss on disposal of fixed assets. Changes in our operating assets and liabilities during the nine months ended September 30, 2026 consisted of a decrease in operating lease liabilities of $16.3 million, a decrease in accounts payable of $0.2 million, a decrease in accrued expenses and other current and long-term liabilities of $2.0 million, partially offset by a decrease in prepaid expenses and other current and other non-current assets of $1.2 million and a decrease in accounts receivable due from SPN of $0.4 million.

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

Investing Activities

During the nine months ended September 30, 2026, net cash provided by investing activities was $12.6 million, primarily consisting of $12.5 million received from SPN related to the APA Amendment.

During the nine months ended September 30, 2025, net cash used in investing activities was $0.2 million, consisting entirely of purchases of property and equipment.

Financing Activities

During the nine months ended September 30, 2026, net cash provided by financing activities was $2.9 million, consisting of $2.9 million from the issuance of common stock under our at the market equity program, net of issuance costs and less than $0.1 million from the issuance of common stock under our 2015 Employee Stock Purchase Plan, or ESPP.

During the nine months ended September 30, 2025, net cash provided by financing activities was $1.2 million, consisting of $1.0 million from the issuance of common stock under our at the market equity program, net of issuance costs and $0.2 million from the issuance of common stock under our 2015 ESPP.

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
•
conduct clinical trials for SER-155 in allo-HCT, irEC, and other medically vulnerable populations, including potentially SER-428 in ICU patients;
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

Because of the numerous risks and uncertainties associated with the development of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenses associated with completing the research and development of our product candidates. Our future capital requirements will depend on many factors, including:

•
the cost of conducting clinical trials for SER-155 in allo-HCT, irEC, and other targeted indications, and other product candidates in our pipeline;
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

As discussed in Note 1 of the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, we have the responsibility to evaluate whether conditions or events raise substantial doubt about our ability to meet our future financial obligations as they become due within 12 months after the date the condensed consolidated financial statements are issued. The ability to obtain sufficient proceeds from additional equity offerings, collaborations or other financing with terms favorable or acceptable to us cannot be considered probable, as these events are outside of our control. Accordingly, management has concluded that these circumstances raise substantial doubt about our ability to continue as a going concern. Based on our currently available cash resources and the $12.5 million Milestone Termination Payment received from SPN in October 2026, and considering our future operating plans, we anticipate that we will require additional funding following the first quarter of 2027.

Contractual Obligations and Commitments

The disclosure of our contractual obligations and commitments was included in our Annual Report. Except for the Lease Amendment and the Termination Agreement described in Note 6, Leases, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q there have been no material changes from the contractual commitments and obligations previously disclosed in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk from changes in interest rates and inflation. These market risks arise in the normal course of business. As of September 30, 2026, there have been no material changes to the information included under Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on such evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Based on our currently available cash resources and the $12.5 million Milestone Termination Payment received from SPN in October 2026, and considering our future operating plans, we anticipate that we will require additional funding following the first quarter of 2027. The ability to obtain additional equity or other financing, including through partnerships, with terms favorable or acceptable to us cannot be considered probable according to the applicable accounting standards because they are outside our control. Therefore, there is substantial doubt about our ability to continue as a going concern for at least 12 months from the date that our condensed consolidated financial statements for the nine months ended September 30, 2026 were issued. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock, and it may be more difficult for us to obtain financing or enter into a partnership. If potential collaborators or partners decline to do business with us or potential investors decline to participate in any future financings due to such concerns, our ability to increase our cash position may be limited. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations. We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q do not include any adjustments to reflect the possible inability of the Company to continue as a going concern within 12 months after the issuance of such financial statements.

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
•
the cost of conducting clinical trials for SER-155 in allo-HCT, irEC, and other targeted indications, and other product candidates in our pipeline;
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

Since inception, we have incurred significant operating losses. As of September 30, 2026, we had cash and cash equivalents totaling $17.5 million and an accumulated deficit of $1,004.0 million. For the nine months ended September 30, 2026, we incurred a net loss from operations of $58.3 million. As noted elsewhere in this Quarterly Report on Form 10-Q, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern. To date, we have financed our operations through the public offerings of our common stock, private placements of our common stock and preferred stock, payments under our prior collaboration agreements and loan facility, and payments from government entities for research grants. We have devoted substantially all of our financial resources and efforts to developing our live biotherapeutics platform, identifying potential product candidates and conducting preclinical studies and clinical trials. We have only developed one FDA-approved product, VOWST, which was sold to SPN in September 2024. We have not completed development of any of our other product candidates, which we call live biotherapeutic candidates, or other drugs or biologics. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our expenses may increase substantially in connection with our ongoing and future activities, particularly if and as we:

•
invest in our early-stage pipeline product candidates, including SER-603 in IBD and SER-155 in irEC;
•
conduct clinical trials for SER-155 in allo-HCT, irEC, and for other medically vulnerable populations;
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

We will need to secure additional funding to maintain operations beyond our current cash runway. Based on our currently available cash resources, the $12.5 million Milestone Termination Payment received from SPN in October 2026, and considering our future operating plans, we anticipate that we will require additional funding following the first quarter of 2027. However, due to our smaller business size and the early stage of development of our remaining assets, there can be no assurance that we will be able to raise the required capital on favorable terms, or at all. This potential inability to obtain necessary funding could have a material adverse effect on our growth prospects, financial condition, and results of operations.

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

The UK regulatory framework in relation to clinical trials is derived from the now-repealed EU Clinical Trials Directive (as implemented into UK law, through the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended). In April 2025, the UK government adopted the Medicines for Human Use (Clinical Trials) Amendment Regulations. The amendment, which took full effect in April 2026, aims to provide a more flexible regime to make it easier to conduct clinical trials in the UK, increase the transparency of clinical trials conducted in the UK and make clinical trials more patient centered.

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

The ability of the FDA and other regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s and other regulatory authorities' ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s and other regulatory authorities' ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other regulatory authorities, such as the EMA, may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary regulatory authorities, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory authorities, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, which have led to substantial changes in senior personnel, and it remains unclear the degree to which these efforts and the resulting personnel changes may limit or otherwise adversely affect the FDA's ability to conduct routine activities.

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

We believe that any of our product candidates approved as a biological product under a BLA should also qualify for the 12-year period of reference product exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Moreover, the extent to which a biosimilar, once approved, could be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products will depend on a number of specific marketplace and regulatory factors that are still developing. For example, in recent years, the FDA has sought to reduce the data required for biosimilar product sponsors to demonstrate biosimilarity to, or interchangeability with, a biologic reference product, which could increase the potential for biosimilar competition.

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

On February 27, 2026, the board of directors appointed Richard N. Kender, a current member of the board of directors, to serve as Executive Chair of the Board and as Interim Chief Executive Officer of the Company, Matthew Henn, Ph.D., the Company’s Chief Scientific Officer, to the additional role of President, and Kelly Brady, M.S., the Company’s Senior Vice President, Clinical Development, to the role of Executive Vice President, Chief Operating Officer, each effective March 2, 2026. As a result of the appointment of Mr. Kender as Interim Chief Executive Officer, Thomas J. DesRosier and Marella Thorell ceased serving as Co-Presidents and Co-Chief Executive Officers of the Company as of March 2, 2026. Mr. DesRosier continues to serve as the Company’s Executive Vice President and Chief Legal Officer. On October 22, 2026, Ms. Thorell resigned as Executive Vice President and Chief Financial Officer, effective November 15, 2026, and Mr. Kender will serve as our principal financial officer and principal accounting officer on an interim basis.

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

Our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 29% of our outstanding voting stock as of December 31, 2025. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

We are a “smaller reporting company” as defined under the rules promulgated under the Exchange Act. We will remain a smaller reporting company until the fiscal year following the determination that both (i) the value of our voting and non-voting common shares held by non-affiliates is more than $250.0 million measured on the last business day of our second fiscal quarter and (ii) our annual revenues are more than $100.0 million during the most recently completed fiscal year and the value of our voting and nonvoting common shares held by non-affiliates is $700.0 million or more as measured on the last business day of our second fiscal quarter. Smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, or supplemental financial information.

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

Our restated certificate of incorporation specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving actions brought against us by stockholders. In addition, our bylaws provide that the federal district courts of the United States are the exclusive forum for any complaint raising a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the provisions of our restated certificate of incorporation and bylaws described above.

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

As previously reported, on October 22, 2026, Marella Thorell resigned from her positions as Executive Vice President and Chief Financial Officer of the Company, effective November 15, 2026 (the “Effective Date”).

On November 1, 2026, the Board appointed Richard Kender, the Company’s Executive Chair and Interim Chief Executive Officer and principal executive officer, to serve as the Company’s principal financial officer and principal accounting officer and succeed Ms. Thorell in these capacities, effective as of the Effective Date. Mr. Kender will continue to serve as the Company’s Executive Chair and Interim Chief Executive Officer and principal executive officer, and he will not receive any additional compensation for his role as principal financial officer and principal accounting officer during this period.

A description of Mr. Kender’s business experience can be found under the section entitled "Executive Officers" in the Company’s definitive proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on April 27, 2026, and which biography is incorporated by reference herein.

The Company and Mr. Kender have previously entered into the Company’s standard indemnification agreement for executive officers. There are no family relationships between Mr. Kender and any director or executive officer of the Company that would be required to be disclosed pursuant to Item 401(d) of Regulation S-K, and Mr. Kender does not have a material interest in any transaction that is required to be disclosed under Item 404(a) of Regulation S-K.

Advisory Agreement with Marella Thorell

In connection with her resignation, on November 2, 2026, the Company and Ms. Thorell entered into an advisory agreement (the "Advisory Agreement") pursuant to which Ms. Thorell will provide advisory services to the Company from the Effective Date through March 31, 2027, unless terminated earlier by either party on 15 business days' prior written notice, in exchange for an hourly fee of $500.00. Ms. Thorell is expected to provide the Company with up to 20 hours of advisory services per month. Ms. Thorell's performance of advisory services will constitute continued service to the Company for purposes of the vesting and exercisability of her outstanding Company stock options.

Resignation of Robert Rosiello

On October 30, 2026, Robert Rosiello resigned from his position as a member of the board of directors of the Company and on the committees on which he serves, effective October 30, 2026. Mr. Rosiello's departure is not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

b)
Material changes to the procedures by which security holders may recommend nominees to the board of directors.

None.

c)
Insider trading arrangements and policies.

During the three months ended September 30, 2026, no director or "officer" (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation, filed on July 1, 2015	8-K	001-37465	3.1	7/1/15

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Seres Therapeutics, Inc., dated June 27, 2023	8-K	001-37465	3.1	6/28/23

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Seres Therapeutics, Inc., dated April 5, 2024	8-K	001-37465	3.1	4/8/24

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Seres Therapeutics, Inc., dated April 21, 2025	8-K	001-37465	3.1	4/22/25

3.5	Amended and Restated Bylaws	8-K	001-37465	3.1	1/2/24

10.1	Third Amendment to Lease and Termination Agreement, dated July 31, 2026, by and between Seres Therapeutics, Inc. and BMR-Sidney Research Campus, LLC	8-K	001-37465	10.1	8/4/26

10.2	Stock Issuance Agreement, dated July 31, 2026, by and between Seres Therapeutics, Inc. and BMR-Sidney Research Campus, LLC	8-K	001-37465	10.2	8/4/26

10.3	Advisory Agreement, dated November 2, 2026, by and between Marella Thorell and Seres Therapeutics, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Executive Officer					*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer					*

32.1	Section 1350 Certification of Interim Chief Executive Officer					**

32.2	Section 1350 Certification of Chief Financial Officer					**

101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document					*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERES THERAPEUTICS, INC.

Date: November 4, 2026	By:	/s/ Marella Thorell
Marella Thorell
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)